Form 10-Q
COOPER LIFE SCIENCES INC
filed 1995-03-14
CIK 759718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649

                           COOPER LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                               94-2563513
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                    10038
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     As of March 10, 1995, there were 2,111,695 outstanding shares of the issuers Common Stock, $.10 par value.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                        PAGE NO.
                                                                        --------
         PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  January 31, 1995 and October 31, 1994                        3

                  Consolidated Statements of Operations
                  For The Three Months Ended
                  January 31, 1995 and 1994                                    4

                  Condensed Statements of Consolidated
                  Cash Flows For The Three Months Ended
                  January 31, 1995 and 1994                                    5

                  Notes to Consolidated Condensed
                  Financial Statements                                         6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                8

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            10

Signature                                                                     11

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                      JANUARY 31,    OCTOBER 31,
                                                         1995           1994
                                                      -----------    -----------
         ASSETS

Cash and cash equivalents                                $    636      $    444
Marketable Securities - The Cooper
 Companies, Inc. Common Stock                              18,669        19,602
Prepaid expenses and other                                    107            53
Property and equipment, net                                    42            45
Net assets of discontinued operations                       5,081        22,438
                                                         --------      --------
                                                         $ 24,535      $ 42,582
                                                         ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings - warehouse lines of credit                $   --      $ 18,034
                  other                                     1,500         1,500
Notes payable - affiliates                                   --           2,300
Accounts payable and other accrued liabilities              1,254         1,329
                                                         --------      --------
                                                            2,754        23,163

Minority interest                                              --            --

Stockholders' Equity
 Preferred stock - $.10 par value: 6,000,000
  shares authorized: none issued                               --            --
 Common stock - $.10 par value: 6,000,000
  shares authorized: 2,516,095 shares issued:
  2,111,695 shares and 2,109,695 shares
  outstanding at January 31, 1995 and
  October 31, 1994, respectively                              251           251
Additional paid-in capital                                 78,283        78,283
Unrealized gain on marketable securities                    4,851         5,783
Accumulated deficit                                       (59,025)      (62,293)

Less: Common stock in treasury - at cost;
 404,400 shares and 406,400 shares
 at January 31, 1995 and
 October 31, 1994, respectively                            (2,104)       (2,130)
Minimum pension liability adjustment                         (475)         (475)
                                                         --------      --------
Total Stockholders' Equity                                 21,781        19,419
                                                         --------      --------
                                                         $ 24,535      $ 42,582
                                                         ========      ========



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                              JANUARY 31,
                                                      --------------------------
                                                         1995            1994
                                                      ----------       ---------
         Revenues

Interest income                                         $      8             --
Unrealized loss on marketable securities                      --           (606)
Other income                                                   4             --
                                                        --------       --------
                                                              12           (606)
                                                        --------       --------

         Expenses
General and administrative                                   356            276
Interest                                                      38             72
                                                        --------       --------
         Total expenses                                      394            348
                                                        --------       --------

(Loss) from continuing
 operations before income taxes                             (382)          (954)
Provision for income taxes                                    --              2
                                                        --------       --------
(Loss) from continuing operations                           (382)          (956)

Gain on sale of and results from
 discontinued operations before
 income taxes                                              3,650           (651)
Provision for income taxes                                    --             --
                                                        --------       --------
Results from discontinued operations                       3,650           (651)
                                                        --------       --------

Net income (loss)                                       $  3,268       $ (1,607)
                                                        ========       ========

Net income (loss) per share
 Continuing operations                                  $   (.17)      $   (.48)
 Discontinued operations                                    1.64           (.33)
                                                        --------       --------

Net income (loss) per share                             $   1.47       $   (.81)
                                                        ========       ========

Average number of shares outstanding                       2,222          1,989
                                                        ========       ========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                           ---------------------
                                                             1995        1994
                                                           --------    ---------
  Cash flows from operating activities:
 Net income (loss)                                         $  3,268    $ (1,607)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 (Income) loss on discontinued operations                    (3,650)        651
 Unrealized loss on marketable securities                        --         606
 Depreciation and amortization                                    3          25
  Changes in assets and liabilities:
 (Increase) in prepaid expenses and other                       (53)        (14)
 (Increase) in accounts payable and other
  accrued liabilities                                           (75)       (239)
                                                           --------    --------
 Net (used in) operating activities                            (507)       (578)
                                                           --------    --------
  Cash flows from investing activities:
 Cash from sale of discontinued operations                   21,006          --
 Issuance of common stock from treasury                          26          --
                                                           --------    --------
 Net cash provided by investing activities                   21,032          --
                                                           --------    --------
  Cash flows from financing activities:
 (Decrease) in notes payable - affiliate                     (2,300)         --
 Payment of warehouse borrowing                             (18,033)         --
 Increase in bank borrowing                                      --         500
                                                           --------    --------
 Net cash provided by (used in) financing activities        (20,333)        500
                                                           --------    --------
 Net increase (decrease) in cash and cash equivalents           192         (78)
 Cash and cash equivalents - Beginning of period                444         150
                                                           --------    --------
 Cash and cash equivalents - End of period                 $    636    $     72
                                                           ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                 $     38    $     72
 Cash used to pay taxes                                          --          --



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JANUARY 31, 1995 AND 1994

NOTE 1. - BUSINESS OF THE COMPANY

ACQUISITIONS

     On February 28, 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United
States. As a result of the acquisition, approximately 27.5 percent of the outstanding Common Stock of UGC is now owned by Cooper Life Sciences, Inc. (the "Company"), and approximately 72.5 percent of the outstanding Common Stock of UGC is now owned by the former stockholders of Unistar. The shares of Common Stock which are owned by the Company were purchased by it for $5 million.

     Upon the completion of the Securities and Exchange Commission approval process, substantially all of the shares of Common Stock of UGC which are owned by the Company will be distributed, on a one for one basis, to the Company's stockholders of record on the record date for the distribution (which has not yet been determined). The distribution will be in the form of a taxable spin-off. At that time, the shares of UGC which had been owned by the Company will be owned by its individual stockholders. Thereafter, UGC (which owns all of Unistar) will carry on its business as an independent public corporation. The Company has been granted the right, for a six year period, to designate one-third of the members of the Board of Directors of UGC.

DISPOSITIONS

     On November 30, 1994, the Company sold substantially all of the assets of its mortgage banking business. As a result of this sale the Company is not presently engaged in any business operations (other than certain mortgage servicing activities which it still retains, but which it plans to dispose of).

     The Company is currently investigating new business opportunities (other than the transaction described above.)

     The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1994 financial statements have been reclassified to conform to the current year's presentation.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of January 31, 1995 and October 31, 1994 and the consolidated results of its operations for the three month periods ended January 31, 1995 and 1994, and its consolidated cash flows for the three month periods ended January 31, 1995 and 1994.

NOTE 2. - SIGNIFICANT ACCOUNTING POLICIES

     Net income per share is determined using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the incremental shares from the dilutive effects of warrants and stock options. Common stock equivalents have not been included in the determination of net loss per share as they are antidilutive.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                           JANUARY 31, 1995 AND 1994

     On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities not held as trading assets in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At January 31, 1995, the Company considers all of its holdings of The Cooper Companies, Inc. common stock (the "TCC Common Stock") to be available-for-sale securities and, as such, are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Changes in the valuation allowance resulting from unrealized gains or losses on the TCC Common Stock have been recorded in the statement of operations prior to the adoption of SFAS No. 115 on October 31, 1994. At January 31, 1995, the Company owned 7,467,600 shares of TCC Common Stock.

     The Company owns approximately 22% of the outstanding TCC Common Stock and intends to liquidate its holdings of TCC Common Stock in an orderly fashion which should result in a holding of less than 20% of the outstanding TCC Common Stock. Accordingly, management believes that fair value is the most meaningful method of valuing this investment.

NOTE 3. - DISCONTINUED OPERATIONS

     On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage banking business. Accordingly the entire mortgage banking operations of the Company's majority owned subsidiary, Entrust Financial Corporation ("Entrust"), have been considered a discontinued operation as of October 31, 1994.

     On November 30, 1994, pursuant to an Asset Purchase Agreement dated as of November 23, 1994 by and between The Long Island Savings Bank, FSB ("LISB") and Entrust (the "Asset Purchase Agreement"), Entrust sold to LISB its entire origination business, including mortgage loans held for sale and mortgage loans in process, a substantial portion of its rights to service loans for others, and a substantial portion of its fixed assets. Pursuant to the Asset Purchase Agreement, LISB assumed the prospective obligations and duties of Entrust under certain contracts and leases relating to the assets acquired by it. Most of the liabilities and prospective obligations relating to Entrust's administrative and servicing operations have been retained by Entrust. Since November 30, 1994, Entrust has and will continue to act as a subservicer of mortgage loans for LISB for an interim period.

     The gross purchase price realized by Entrust in the transaction was approximately $31 million in cash, which after repayment of indebtedness related to the business (including repayment to two officers and directors of Second Advantage of approximately $1.0 million principal amount of indebtedness for borrowed money and approximately $17.8 million to its principal lender to retire its warehouse and credit facility secured indebtedness) will result in net sale proceeds to Entrust of approximately $11.0 million. The Company estimates that the gain on such sale will amount to approximately $3.9 million. As of January 31, 1995, approximately $30 million of the purchase price proceeds had been received by Entrust, $18.8 million of which has been used to retire indebtedness. The balance of the purchase price (excluding $750,000 which will be retained in

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                           JANUARY 31, 1995 AND 1994

escrow as security for the performance or payment of indemnification obligations of Entrust to LISB, if any) is expected to be paid to Entrust in March 1995.

     Management of the Company plans to dispose of the Ohio Housing Finance Agency backed mortgage portfolio, of approximately $282 million principal amount, which has a book value of approximately $4.7 million at January 31, 1995, as market conditions permit.

     The results of the discontinued operations for the quarter ended January 31, 1995 and January 31, 1994 are summarized as follows:


                                      January 31,
                             ----------------------------
                                1995              1994
                             -----------      -----------
Revenue                      $   230,000      $ 3,820,000
Net loss                        (393,000)      (1,277,000)
Gain on sale to LISB,
 net of income taxes           7,743,000               --
                             -----------      -----------
Net income (loss)              7,350,000       (1,277,000)
Gain (loss) allocable
 to the Company                3,748,000         (651,000)
Amortization of goodwill         (98,000)              --
                             -----------      -----------
                               3,650,000         (651,000)
Gain (loss) per share        $      1.77      $      (.33)

NOTE 3. - BORROWINGS

     In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of the mortgage banking business which was payable on January 31, 1995. In January 1995, the Company renewed the loan which is currently payable on May 1, 1995. In November 1993, the Company arranged a $500,000 revolving line of credit facility with the bank which expires on May 1, 1995. At January 31, 1995, there were no borrowings against the revolving line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.5% at January 31, 1995) plus 1.5%. Payment of the loan and revolving line of credit is secured by shares of The Cooper Companies, Inc. Common Stock owned by the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage origination and servicing business which was acquired in August 1993 and on November 30, 1994 the Company sold the majority of such business (see Note 3 of Notes to Consolidated Condensed Financial Statements). Accordingly, the results of the entire mortgage banking operations of Entrust have been considered a discontinued operation for the three months ended January 31, 1995. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1994

     DISCONTINUED OPERATIONS. For the three months ended January 31, 1995, net income from discontinued operations was approximately $3,650,000 and includes the gain on the sale of the business to LISB in November 1994.

         MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS. - CONTINUED

     COSTS AND EXPENSES. Total expense for the three months ended January 31, 1995 was $394,000 as compared to $348,000 for the three months ended January 31, 1994.

     The Company's general and administrative expenses for the three months ended January 31, 1995 increased by $80,000, or 29%, to $356,000 from $276,000 in the year ago period. The increase was due primarily to an increase in professional fees of approximately $99,000 which was partially offset by a decrease in insurance expense of approximately $13,000.

     Interest expense decreased by $34,000 to $38,000 from $72,000 due to the repayment of a note payable to an affiliate. The unrealized loss on marketable securities of $606,000 in 1994 represents a decline in the market price of the TCC Common Stock owned by the Company. As of October 31, 1994 with the adoption of SFAS No. 115, such unrealized losses (or unrealized gains, if any) are reported in a separate component of shareholders' equity (see Note 2 and Note 4 of Notes to Consolidated Condensed Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY:

     During the fiscal year ended October 31, 1993 the Company used cash primarily to acquire its majority interest in the mortgage banking business and in the fiscal year ended October 31, 1992, cash was used primarily to fund the Company's general and administrative expenses. Due to the sale of its mortgage banking business in November 1994, the Company anticipates that its principal financing needs in fiscal 1995 will consist primarily of funding its general and administrative expenses and, possibly, the acquisition price of one or more new business activities (see Note 1 of Notes to Consolidated Condensed Financial Statements).

     The Company believes that cash on hand, including the cash proceeds from the sale of the majority of its mortgage banking business in November 1994, will be sufficient to finance its general and administrative expenses during fiscal 1995. However, in order to provide the financing required to enable the Company to acquire one or more new business activities during fiscal 1995, the Company will need to utilize shares of TCC Common Stock which are owned by it through sales of such shares from time to time in the open market (depending upon prevailing market conditions) and/or as all or part of the acquisition price of a business that the Company may seek to acquire.

     The Company did not have any material capital commitments at January 31, 1995.

INFLATION AND CHANGING PRICES:

     The Company has not been materially affected by inflation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit
         Number     Description
         -------    -----------
         10.22      Promissory  Note of the Company in the  principal  amount of
                    $1.5 million, payable to the order of Commercial Bank of New
                    York, dated January 31, 1995.

         10.23      Corporate  Governance  Agreement,  dated as of February  28,
                    1995,  by and  among  the  Company,  Unistar  Gaming  Corp.,
                    Watermark Investments Limited, and James W. Spencer.

         27         Financial Data Schedule

b. A Form 8-K, dated December 13, 1994 and a Form 8-K/A, dated February 10, 1995 were filed by the Company during the quarter for which this report on Form 10-Q is filed. Reported on said Forms were Disposition of Assets and Pro Forma Financial Information.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COOPER LIFE SCIENCES, INC.
                                                      --------------------------
                                                              (REGISTRANT)



Date:  March 14, 1995                            By:    /s/  Steven Rosenberg
       --------------                                  ------------------------
                                                       STEVEN ROSENBERG
                                                       VICE PRESIDENT AND CHIEF
                                                       FINANCIAL OFFICER

                                 EXHIBIT INDEX

Exhibit
Number            Description                                        Sequential
--------          -----------                                       Page Number
                                                                    -----------
10.22             Promissory Note of the Company in the
                  principal amount of $1.5 million, payable
                  to the order of Commercial Bank of New York,
                  dated January 31, 1995.

10.23             Corporate Governance Agreement, dated as of
                  February 28, 1995, by and among the Company, Unistar Gaming Corp., Watermark Investments
                  Limited, and James W. Spencer.

27                Financial Data Schedule