Form 10-Q
period 1995-04-30
COOPER LIFE SCIENCES INC
filed 1995-06-14
CIK 759718

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  APRIL 30, 1995

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 8, 1995, there were 2,111,695 outstanding shares of the issuers Common Stock, $.10 par value.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                                 PAGE NO.
         PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  April 30, 1995 and October 31, 1994                                            3

                  Consolidated Statements of Operations
                  For The Three and Six Months Ended
                  April 30, 1995 and 1994                                                        4

                  Condensed Statements of Consolidated
                  Cash Flows For The Six Months Ended
                  April 30, 1995 and 1994                                                        5

                  Notes to Consolidated Condensed
                  Financial Statements                                                           6-7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  8-9

         PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              9

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                            10

Item 5.           Other Information                                                              10

Item 6.           Exhibits and Reports on Form 8-K                                               10

Signature                                                                                        11

Index of Exhibits

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                  April 30,     October 31,
                                                     1995           1994
                                                  ----------      -------
         ASSETS

Cash and cash equivalents ....................     $  1,419      $    444
Marketable Securities - The Cooper
 Companies, Inc. common stock ................       16,548        19,602
Investment in Unistar Gaming Corp. ...........        5,000          --
Due from Second Advantage ....................          382          --
Prepaid expenses and other ...................           80            53
Property and equipment, net ..................           38            45
Net assets of discontinued operations ........            3        22,438
                                                   --------      --------
                                                   $ 23,470      $ 42,582
                                                   ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings - warehouse lines of credit ..         --        $ 18,034
                  other ......................        1,500         1,500
Notes payable - affiliates ...................          650         2,300
Accounts payable and other accrued liabilities        1,293         1,329
                                                   --------      --------
                                                      3,443        23,163

Stockholders' Equity

 Preferred stock - $.10 par value: 6,000,000
  shares authorized: none issued .............         --            --
 Common stock - $.10 par value: 6,000,000
  shares authorized: 2,516,095 shares issued:
  2,111,695 shares and 2,109,695 shares
  outstanding at April 30, 1995 and
  October 31, 1994, respectively .............          251           251
Additional paid-in capital ...................       78,283        78,283
Unrealized gain on marketable securities .....        4,293         5,783
Accumulated deficit ..........................      (60,221)      (62,293)

Less: Common stock in treasury - at cost;
 404,400 shares and 406,400 shares at
 April 30, 1995 and October 31, 1994,
 respectively ................................       (2,104)       (2,130)
Minimum pension liability adjustment .........         (475)         (475)
                                                   --------      --------
Total Stockholders' Equity ...................       20,027        19,419
                                                   --------      --------
                                                  $  23,470     $  42,582
                                                  =========     =========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                  (UNAUDITED)


                                                    FOR THE                     FOR THE
                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    APRIL 30,                   APRIL 30,
                                               1995           1994         1995           1994
                                               ----           ----         ----           ----
         Revenues
Gains on sales of mortgage
 loans and servicing rights ...........     $   --        $  2,077      $   --        $  5,039
Loan servicing revenue, net of
 amortization of purchased
 servicing rights .....................         --             422          --             767
Mortgage interest income ..............         --             782          --           2,335
Unrealized gain (loss) on
 marketable securities ................         --           3,334          --           2,728
Loss on sales of marketable securities          (188)         --            (188)         --
Interest and other income .............            3           192            15           344
                                            --------      --------      --------      --------
                                                (185)        6,807          (173)       11,213
                                            --------      --------      --------      --------

         Expenses

General and administrative ............          147         4,587           503         9,909
Mortgage interest .....................         --             584          --           1,828
Other interest ........................           44            73            82           145
                                            --------      --------      --------      --------
         Total Expenses ...............          191         5,244           585        11,882
                                            --------      --------      --------      --------
Income (loss) from continuing
 operations before income taxes
 and minority interest ................         (376)        1,563          (758)         (669)
Provision for income taxes ............            1          --               1             2
                                            --------      --------      --------      --------
                                                (377)        1,563          (759)         (671)
Minority interest .....................         --             710          --           1,336
                                            --------      --------      --------      --------
Income (loss) from continuing
 operations ...........................         (377)        2,273          (759)          665
Income (loss) from sale of discontinued
 operations - net of taxes ............         (819)         --           2,831          --
                                            --------      --------      --------      --------
Net income (loss) .....................     $ (1,196)     $  2,273      $  2,072      $    665
                                            ========      ========      ========      ========
Net income (loss) per share
 Continuing operations ................     $   (.18)     $   1.13      $   (.34)     $    .33
 Discontinued operations ..............     $   (.39)     $   --        $   1.27      $   --
                                            --------      --------      --------      --------
Net income (loss) per share ...........     $   (.57)     $   1.13      $    .93      $    .33
                                            ========      ========      ========      ========
Average number of shares outstanding ..        2,112         2,014         2,224         2,023
                                            ========      ========      ========      ========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED APRIL 30,
                                                                   1995          1994
                                                                 ---------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................     $   2,072      $     665
 Adjustments to reconcile net income to net
  cash provided by operating activities:
         Loss on marketable securities .....................           188           --
         Unrealized gain on marketable securities ..........          --           (2,728)
         Depreciation and amortization .....................             7            587
         Minority interest .................................          --           (1,336)
         Excess servicing fee gains ........................          --               (7)
         Changes in assets and liabilities:
          Decrease in mortgage loans held for sale .........          --           84,609
          (Increase) decrease in accrued income
           and receivables .................................          (382)           488
          (Increase) decrease in prepaid expenses and other            (27)            25
          Decrease in accounts payable and other
           accrued liabilities .............................           (36)        (1,862)
                                                                 ---------      ---------
         Net cash provided by continuing
          operating activities .............................         1,822         80,441
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ........................          --             (224)
 Acquisition of purchased servicing rights .................          --             (107)
 Investment in Unistar Gaming Corp. ........................        (3,624)          --
 Sale of discontinued operations ...........................        22,435           --
 Issuance of common stock from treasury ....................            26           --
                                                                 ---------      ---------
         Net cash provided by (used in) investing activities        18,837           (331)
                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) notes payable - affiliate ....        (1,650)           750
 Proceeds from other bank borrowing ........................          --              500
 Decrease in line of credit borrowing ......................       (18,034)       (61,603)
 Proceeds from servicing secured debt ......................          --            4,000
 Decrease in drafts payable for mortgage loans .............          --          (23,551)
                                                                 ---------      ---------
         Net cash used in financing activities .............       (19,684)       (79,904)
                                                                 ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................           975            206
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ............           444          1,559
                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..................     $   1,419      $   1,765
                                                                 =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest .................................     $      82      $   1,971
 Cash used to pay taxes ....................................     $       1      $       2

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            APRIL 30, 1995 AND 1994

NOTE 1. -  BUSINESS OF THE COMPANY

         Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), as a result of the sale of substantially all of the assets of its mortgage banking business on November 30, 1994, is not presently engaged in any business operations.

         On February 28, 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United
States. As a result of the acquisition, approximately 27.5 percent of the outstanding Common Stock of UGC is now owned by the Company, and approximately
72.5 percent of the outstanding Common Stock of UGC is now owned by the former stockholders of Unistar. The shares of UGC Common Stock which are owned by the Company were purchased for $5 million comprised primarily of cash, portfolio securities and a note payable.

         UGC and Unistar are presently in various stages of discussions with several potential vendors with respect to the development and financing of the computer/telecommunications system upon which the lottery will be based. It is the present intention of the Company that upon the completion of the Securities and Exchange Commission ("SEC") approval process, substantially all of the shares of Common Stock of UGC which are owned by the Company will be distributed, on a one for one basis, to the Company's stockholders of record on the record date for the distribution (which has not yet been determined). The distribution would be in the form of a taxable spin-off. At that time, the shares of UGC which had been owned by the Company would be owned by its individual stockholders. Thereafter, UGC (which owns all of Unistar) would carry on its business as an independent public corporation. However, it is not anticipated that final SEC approval of the distribution will be requested until satisfactory arrangements have been made with respect to the development and financing of the tele-lottery system. The Company has been granted the right, for a six year period, to designate one-third of the members of the Board of Directors of UGC.

         The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1994 financial statements have been reclassified to conform to the current year's presentation.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of April 30, 1995 and October 31, 1994 and the consolidated results of its operations for the three and six month periods ended April 30, 1995 and 1994, and its consolidated cash flows for the six month periods ended April 30, 1995 and 1994.

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

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED
                            APRIL 30, 1995 AND 1994

         On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At April 30, 1995, the Company considers all of its holdings of The Cooper Companies, Inc. common stock (the "TCC Common Stock") to be available-for-sale securities. Changes in the valuation allowance resulting from unrealized gains or losses on the TCC Common Stock were recorded in the statement of operations prior to the adoption of SFAS No. 115 on October 31, 1994. At April 30, 1995, the Company owned 6,967,600 shares of TCC Common Stock.

         The Company owns approximately 20% of the outstanding TCC Common Stock and intends to liquidate its holdings of TCC Common Stock in an orderly fashion which should result in a holding of less than 20% of the outstanding TCC Common Stock. Accordingly, management believes that fair value is the most meaningful method of valuing this investment.

NOTE 3. - DISCONTINUED OPERATIONS

         On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage banking business. Accordingly the entire mortgage banking operations of the Company's majority owned subsidiary, Second Advantage Mortgage Corp. ("Second Advantage") and its wholly owned subsidiary, Entrust Financial Corporation ("Entrust"), have been considered a discontinued operation as of October 31, 1994.

         On November 30, 1994, pursuant to an Asset Purchase Agreement dated as of November 23, 1994 by and between The Long Island Savings Bank, FSB ("LISB") and Entrust (the "Asset Purchase Agreement"), Entrust sold to LISB its entire origination business, including mortgage loans held for sale and mortgage loans in process, a substantial portion of its rights to service loans for others, and a substantial portion of its fixed assets for approximately $31 million in cash. Approximately $750,000 of the purchase price will be retained in an interest bearing escrow account through 1996 as security for the performance or payment of indemnification obligations of Entrust to LISB, if any, (the "LISB Escrow").

         Pursuant to a Redemption Agreement dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage and all of its stockholders, including the Company, (the "Redemption Agreement"), Second Advantage purchased all of its outstanding capital stock held by the Company for a cash purchase price equal to (a) approximately $3,879,000 plus (b) certain contingent considerations consisting primarily of 50% of the first $763,800 to be received from the LISB Escrow in 1995 and 1996.

NOTE 4. - BORROWINGS

         In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of Second Advantage and is payable on August 29, 1995. The Company also maintains a $500,000 revolving line of credit facility with the bank which expires on August 29, 1995. At April 30, 1995, there were no borrowings against the line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (9.00% at April 30, 1995) plus 1.5%. The loan and line of credit facility are collateralized by 1,500,000 shares of TCC Common Stock owned by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage origination and servicing business which was acquired in August 1993. On November 30, 1994 the Company sold the majority of such business to The Long Island Savings Bank, FSB ("LISB"), and effective as of March 31, 1995, the Company sold its remaining interest in such business (see
Note 3 of Notes to Consolidated Condensed Financial Statements). Accordingly, the results of the entire mortgage banking operations of Entrust have been considered a discontinued operation for the three and six months ended April 30, 1995. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1994

         DISCONTINUED OPERATIONS. For the six months ended April 30, 1995, net income from discontinued operations was approximately $2,831,000 and includes the gain on the sale of the majority of the business to LISB in November 1994 offset by the loss of approximately $819,000 on the disposition by the Company of its remaining interest in the business effective as of March 31, 1995.

         CONTINUING OPERATIONS. General and administrative expenses of continuing operations for the three months ended April 30, 1995 decreased by $106,000, or 42%, to $147,000 from $253,000 in the year ago period. The decrease was due primarily to a decrease in professional fees and insurance costs of approximately $162,000 offset by an increase in printing expense and the settlement of a legal dispute.

         The Company's general and administrative expenses for the six months ended April 30, 1995 increased by $6,000 to $503,000 from $497,000 in the year ago period.

         For the six months ended April 30, 1995, interest expense decreased by $63,000 to $82,000 from $145,000 due to the repayment of a note payable to an affiliate. The unrealized gain on marketable securities of $2,728,000 in 1994 represents a reversal of previously recorded valuation allowance due to an increase in the market price of the TCC Common Stock owned by the Company. As of October 31, 1994 with the adoption of SFAS No. 115, such unrealized gains (or unrealized losses, if any) are reported in a separate component of shareholders' equity (see Note 2 of Notes to Consolidated Condensed Financial Statements).

CAPITAL RESOURCES AND LIQUIDITY:

         During the fiscal year ended October 31, 1994 the Company used cash primarily to fund its mortgage banking business. Due to the sale of its mortgage banking business in November 1994, the Company anticipates that its principal financing needs for the remainder of fiscal 1995 will consist primarily of funding its general and administrative expenses.

         The Company believes that cash on hand will be sufficient to finance its general and administrative expenses during fiscal 1995. In addition, it is the Company's intention to dispose of the shares of TCC Common Stock which are owned by it through sales from time to time in the open market (depending upon prevailing market conditions), through privately negotiated transactions or otherwise.

         The Company did not have any material capital commitments at April 30, 1995.

INFLATION AND CHANGING PRICES:

         The Company has not been materially affected by inflation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BERLEX LABORATORIES, INC. V. COOPER LIFE SCIENCES, INC., ET AL.

         In June 1988, Berlex Laboratories, Inc. ("Berlex") filed a number of related actions naming as defendants, the Company, Cooper Holdings, Inc., Cooper Development Company ("CDC"), TCC, The First National Bank of Boston, solely in its capacity as Trustee of the Cooper Laboratories, Inc. Stockholders' Liquidating Trust (the "Trustee"), and others.

         Berlex is seeking to force the defendants to ensure that Berlex will be indemnified, if necessary, with regard to Diethylstilbestrol ("DES") claims and environmental problems that could arise at the Virgin Islands and Cedar Knolls facilities sold to Berlex by Cooper Laboratories, Inc. ("Labs") (the former parent company of the Company, CDC and TCC) in 1979 along with certain assets of Labs' internal medicine business.

         On May 10, 1991, a settlement agreement (the "Settlement Agreement") was reached in connection with the Cedar Knolls facility only. The Settlement Agreement, funded entirely by the Trustee and the co-Defendant, Penwalt (now known as Atochem), did not require any contribution by the Company.

         On April 17, 1995, a final settlement agreement (the "Final Settlement Agreement") was reached in connection with all remaining litigation, including claims relating to the Virgin Islands facility. Pursuant to the Final Settlement Agreement, to which the Company contributed approximately $21,000, the parties agreed to release each other from all outstanding claims, including those relating to environmental contamination at the Virgin Islands facility.

HERAEUS LASERSONICS, INC. V. COOPER LIFE SCIENCES, INC.

         On November 22, 1992, Heraeus Lasersonics, Inc. ("Heraeus") filed an action which is currently pending in Santa Clara County Superior Court (the "California Action"). In this action, Heraeus, the successor to the Company's medical laser business, claims that the Asset Purchase Agreement (the "Asset Purchase Agreement") between the parties obligates the Company to indemnify Heraeus with respect to lawsuits in which the plaintiff alleges injury caused by a laser sold by the Company prior to the date of the Asset Purchase Agreement. Heraeus claims, in particular, that the Company is required to indemnify it for monies expended by Heraeus in defending, and in settlement of, an Ohio lawsuit, referred to as the Sutyak action. Heraeus also raises claims based on the principles of equitable indemnity, fraud and breach of contract and seeks a declaratory judgement as to the proper interpretation of the parties' obligations under the Asset Purchase Agreement.

         The Company has filed a cross-claim asserting that it has no duty to indemnify Heraeus under the terms of the Asset Purchase Agreement and that part or all of the damages in the Sutyak action were caused by Heraeus' independent negligence, breach of its duty to warn and/or its liability with respect to its own product. The Company's counterclaims also seek indemnification from Heraeus both under the Asset Purchase Agreement and under common law principles for monies expended by the Company in defending and in settlement of the Sutyak action and seeks a declaratory judgement that Heraeus is obligated to defend the Company in products liability cases involving lasers used after the date of the Asset Purchase Agreement. The Company intends to vigorously defend the California Action.

Other Actions

         The Company is also a defendant in certain other litigation relating to its former business operations. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters should not have a material impact on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on April 11, 1995. At that meeting, the following persons were elected as the members of the Board of Directors of the Company, each to hold office until the next annual meeting of stockholders and until his successor has been duly elected and qualified:

Name                                           For Election        Withheld Vote
William L. Cohen .......................           1,873,267               3,761
Mel Schnell ............................           1,873,283               3,745
Randolph B. Stockwell ..................           1,873,273               3,755

         At said Annual Meeting of Stockholders the proposal to ratify the appointment of Grant Thornton LLP as the independent certified public accountants of the Company for the fiscal year ending October 31, 1995 was duly approved by the stockholders of the Company. The number of votes cast with respect to said matter was as follows:

                                    Number of Votes
                  FOR:              1,873,663
                  AGAINST:              1,152
                  ABSTAIN:              2,108

ITEM 5. OTHER INFORMATION

         As a result of the death of Mr. Mel Schnell, the Company's President and a member of its Board of Directors, a number of management changes were instituted during May 1995. The number of persons comprising the Board of Directors of the Company was increased from three to four, and Messrs. Moses
Marx (a principal stockholder of the Company) and Steven Rosenberg (Vice President-Finance of the Company) were appointed by the continuing members of the Board of Directors to fill the vacancies created by the death of Mr. Schnell and the creation of an additional directorship. Each of such persons was appointed to serve until the next annual meeting of stockholders and until his successor has been elected and qualified. Mr. Marx was also designated by the Company to replace Mr. Schnell as one of the Company's three designees on the Board of Directors of The Cooper Companies, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

Exhibit
Number            Description

10.24 Redemption Agreement, dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage Mortgage Corporation, Emanuel Nadler, Efraim Nadler, Greater American Finance Group, Inc., Albert C. Kocourek, James W. Raker, H. Franklin Green III and the Company.

27       Financial Data Schedule.

b. There were no reports filed by the Company on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COOPER LIFE SCIENCES, INC.

                                  (Registrant)

Date:   June 14, 1995                       By:       /s/  Steven Rosenberg
       ----------------                              ----------------------
                                                     STEVEN ROSENBERG
                                                     VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

                                 EXHIBIT INDEX

Exhibit
Number            Description                                         Sequential
                                                                     Page Number

10.24 Redemption Agreement, dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage Mortgage Corporation, Emanuel Nadler, Efraim Nadler, Greater American Finance Group, Inc., Albert C. Kocourek,
                  James W. Raker, H. Franklin Green III and the Company.

27                Financial Data Schedule