Form 10-Q
period 1995-07-31
COOPER LIFE SCIENCES INC
filed 1995-09-11
CIK 759718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1995

                                       or

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of September 8, 1995, there were 2,111,695 outstanding shares of the issuers Common Stock, $.10 par value.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX



                                                                                                        Page No.
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1995 and October 31, 1994                                                       3

                  Consolidated Statements of Operations
                  For The Three and Nine Months Ended
                  July 31, 1995 and 1994                                                                   4

                  Condensed Statements of Consolidated
                  Cash Flows For The Nine Months Ended
                  July 31, 1995 and 1994                                                                   5

                  Notes to Consolidated Condensed
                  Financial Statements                                                                     6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                            9

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                        10

Item 6.           Exhibits and Reports on Form 8-K                                                         10

Signature                                                                                                  11

Index of Exhibits


                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)
                                  (Unaudited)

                                                                                                  July 31,             October 31,
                                                                                                   1995                   1994
                                                                                                ----------             -------

         ASSETS
Cash and cash equivalents                                                                        $   1,018              $     444
Marketable Securities - The Cooper
 Companies, Inc. common stock                                                                       19,161                 19,602
Investment in Unistar Gaming Corp.                                                                   5,000                     --
Due from Second Advantage Mortgage Corp.                                                               382                     --
Prepaid expenses and other                                                                              52                     53
Property and equipment, net                                                                             33                     45
Net assets of discontinued operations                                                                    1                 22,438
                                                                                                 ---------              ---------
                                                                                                 $  25,647              $  42,582
                                                                                                 =========              =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings - warehouse lines of credit                                                      $      --              $  18,034
                  other                                                                              1,500                  1,500
Notes payable - affiliates                                                                             650                  2,300
Accounts payable and other accrued liabilities                                                       1,087                  1,329
                                                                                                 ---------              ---------
                                                                                                     3,237                 23,163

Stockholders' Equity

 Preferred stock - $.10 par value: 6,000,000
  shares authorized: none issued                                                                        --                     --

 Common stock - $.10 par value:
  Authorized -- 6,000,000 shares
  Issued -- 2,516,095 shares
  Outstanding --
    July 31, 1995     2,111,695 shares
    October 31, 1994  2,109,695 shares                                                                 251                    251
Additional paid-in capital                                                                          78,283                 78,283
Unrealized gain on marketable securities                                                             6,906                  5,783
Accumulated deficit                                                                                (60,451)               (62,293)

Less: Common stock in treasury - at cost;
  July 31, 1995     404,400 shares
  October 31, 1994  406,400 shares                                                                  (2,104)                (2,130)
Minimum pension liability adjustment                                                                  (475)                  (475)
                                                                                                 ---------              ---------

Total Stockholders' Equity                                                                          22,410                 19,419
                                                                                                 ---------              ---------

                                                                                                 $  25,647              $  42,582
                                                                                                 =========              =========



            See Notes to Consolidated Condensed Financial Statements

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Figures)
                                  (Unaudited)


                                                                                 For the                          For the
                                                                           Three Months Ended                 Nine Months Ended
                                                                                July 31,                           July 31,
                                                                         ---------------------              ---------------------
                                                                         1995             1994              1995             1994
                                                                         ----             ----              ----             ----
    Revenues
Gains on sales of mortgage
 loans and servicing rights                                             $    --          $ 1,119           $    --          $ 6,158
Loan servicing revenue, net of
 amortization of purchased
 servicing rights                                                            --              436                --            1,203
Mortgage interest income                                                     --              438                --            2,773
Unrealized gain on
 marketable securities                                                       --            2,371                --            5,099
Loss on sales of marketable securities                                       --               --              (188)              --
Interest and other income                                                    18              278                33              622
                                                                        -------          -------           -------          -------
                                                                             18            4,642              (155)          15,855
                                                                        -------          -------           -------          -------

         Expenses
General and administrative                                                  174            4,039               677           13,950
Mortgage interest                                                            --              354                --            2,182
Other interest                                                               64               79               146              224
                                                                        -------          -------           -------          -------
                                                                            238            4,472               823           16,356
                                                                        -------          -------           -------          -------

Income (loss) from continuing
 operations before income taxes
 and minority interest                                                     (220)             170              (978)            (501)
Provision for income taxes                                                    2               --                 3               --
                                                                        -------          -------           -------          -------
                                                                           (222)             170              (981)            (501)
Minority interest                                                            --            1,036                --            2,372
                                                                        -------          -------           -------          -------
Income (loss) from continuing
 operations                                                                (222)           1,206              (981)           1,871

Income (loss) from sale of discontinued
 operations - net of taxes                                                   (8)              --             2,823               --
                                                                        -------          -------           -------          -------

Net income (loss)                                                       $  (230)         $ 1,206           $ 1,842          $ 1,871
                                                                        =======          =======           =======          =======

Net income (loss) per share
 Continuing operations                                                  $  (.11)         $   .60           $  (.44)         $   .93
 Discontinued operations                                                     --               --              1.27               --
                                                                        -------          -------           -------          -------

Net income (loss) per share                                             $  (.11)         $   .60           $   .83          $   .93
                                                                        =======          =======           =======          =======

Average number of shares outstanding                                      2,112            1,997             2,212            2,015
                                                                        =======          =======           =======          =======



            See Notes to Consolidated Condensed Financial Statements

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                                                      Nine Months Ended
                                                                                            July 31, 1995           July 31, 1994
                                                                                            -------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                     $   1,842               $   1,871
 Adjustments to reconcile net income to net
  cash provided by used in operating activities:
         Loss on sales of marketable securities                                                       188                      --
         Unrealized gain on marketable securities                                                      --                  (5,099)
         Depreciation and amortization                                                                 12                     932
         Minority interest                                                                             --                  (2,372)
         Changes in assets and liabilities:
          Decrease in mortgage loans held for sale                                                     --                 105,187
          (Increase) Decrease in accrued income and receivables                                      (382)                    574
          Decrease in prepaid expenses and other                                                        1                     161
          Decrease in accounts payable and other
           accrued liabilities                                                                       (242)                 (2,592)
                                                                                                 --------                --------

         Net cash provided by operating activities                                                  1,419                  98,662
                                                                                                 --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                    --                    (301)
 Proceeds from sales of The Cooper Companies, Inc.
  Common Stock                                                                                         --                     167
 Acquisition of purchased servicing rights                                                             --                    (101)
 Investment in Unistar Gaming Corp.                                                                (3,624)                     --
 Sale of discontinued operations                                                                   22,437                      --
                                                                                                 --------                --------
         Net cash provided by (used in) investing activities                                       18,813                    (235)
                                                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayment of) notes payable - affiliate                                            (1,650)                    750
 Proceeds from other bank borrowing                                                                    --                     500
 Decrease in line of credit borrowing                                                             (18,034)                (75,966)
 Issuance of common stock from treasury                                                                26                      --
 Proceeds from servicing secured debt                                                                  --                   4,000
 Decrease in drafts payable for mortgage loans                                                         --                 (27,675)
                                                                                                 --------                --------

         Net cash used in financing activities                                                    (19,658)                (98,391)
                                                                                                 --------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             574                      36
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       444                   1,559
                                                                                                 --------                --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $   1,018               $   1,595
                                                                                                 ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                                                      $     146               $   2,406
 Cash used to pay taxes                                                                         $       3               $       2


            See Notes to Consolidated Condensed Financial Statements

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             July 31, 1995 and 1994

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

         UGC is presently in various stages of discussions with several potential vendors with respect to the development and financing of the computer/ telecommunications system upon which the lottery will be based. UGC is also engaged in discussions with respect to a possible acquisition or joint venture transaction. If such a transaction is not consummated, it is the present intention of the Company that upon the completion of the Securities and Exchange Commission ("SEC") approval process, substantially all of the shares of Common Stock of UGC which are owned by the Company will be distributed, on a one for one basis, to the Company's stockholders of record on the record date for the distribution (which has not yet been determined). The distribution would be in the form of a taxable spin-off. At that time, the shares of UGC which had been owned by the Company would be owned by its individual stockholders. Thereafter, UGC (which owns all of Unistar) would carry on its business as an independent public corporation. However, it is not anticipated that final SEC approval of the distribution will be requested until satisfactory arrangements have been made with respect to the development and financing of the tele-lottery system. Whether or not the Company would (or could) proceed with the aforementioned distribution of the UGC Common Stock which is owned by it if UGC and a third party consummate an acquisition or joint venture transaction cannot be determined at this time. The Company has been granted the right, for a six year period, to designate one-third of the members of the Board of Directors of UGC.

         The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1994 financial statements have been reclassified to conform to the current year's presentation. Interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1994.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of July 31, 1995 and October 31, 1994 and the consolidated results of its operations for the three and nine month periods ended July 31, 1995 and 1994, and its consolidated cash flows for the nine month periods ended July 31, 1995 and 1994.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements - Continued
                             July 31, 1995 and 1994

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

         On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At July 31, 1995, the Company considers all of its holdings of The Cooper Companies, Inc. common stock (the "TCC Common Stock") to be available-for-sale securities. Changes in the valuation allowance resulting from unrealized gains or losses on the TCC Common Stock were recorded in the statement of operations prior to the adoption of SFAS No. 115 on October 31, 1994. At July 31, 1995, the Company owned 6,967,600 shares of TCC Common Stock.

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

         On November 30, 1994, Entrust sold its entire origination business to The Long Island Savings Bank, FSB ("LISB") for approximately $31 million in cash. Approximately $750,000 of the purchase price will be retained in an interest bearing escrow account through 1996 as security for the performance or payment of indemnification obligations of Entrust to LISB, if any, (the "LISB Escrow").

         Pursuant to a Redemption Agreement dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage and all of its stockholders, including the Company, Second Advantage purchased all of its outstanding capital stock held by the Company for a cash purchase price equal to
(a) approximately $3,879,000 plus (b) certain contingent considerations consisting primarily of 50% of the first $763,800 to be received from the LISB Escrow in 1995 and 1996.

                  COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements - Continued
                             July 31, 1995 and 1994

NOTE 4. - Borrowings

         In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of Second Advantage and is payable on November 29, 1995. The Company also maintains a $500,000 revolving line of credit facility with the bank which expires on November 29, 1995. At July 31, 1995, there were no borrowings against the line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.75% at July 31, 1995) plus 1.5%. The loan and line of credit facility are collateralized by 1,500,000 shares of TCC Common Stock owned by the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

General

         On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage origination and servicing business which was acquired in August 1993. On November 30, 1994 the Company sold the majority of such business to The Long Island Savings Bank, FSB ("LISB"), and effective as of March 31, 1995, the Company sold its remaining interest in such business (see
Note 3 of Notes to Consolidated Condensed Financial Statements). Accordingly, the results of the entire mortgage banking operations of Entrust have been considered a discontinued operation for the three and nine months ended July 31, 1995. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

Results of Operations for the Three and Nine Months Ended July 31, 1995 Compared to the Three and Nine Months Ended July 31, 1994

         Discontinued Operations. For the nine months ended July 31, 1995, net income from discontinued operations was approximately $2,823,000 and includes the gain on the sale of the majority of the business to LISB in November 1994 offset by the loss of approximately $819,000 on the disposition by the Company of its remaining interest in the business effective as of March 31, 1995.

         Continuing Operations. General and administrative expenses of continuing operations for the third quarter ended July 31, 1995 increased by $6,000, or 3%, to $174,000 from $168,000 in the 1994 quarter. For the nine months ended July 31, 1995, general and administrative expenses decreased by $20,000, or 3%, to $677,000 from $697,000 in the year ago period. Decreases in professional fees, insurance expense and salaries of approximately $122,000 were offset by increases in expenses related to the annual meeting of stockholders, the Company's frozen benefit plan and the settlement of a legal dispute.

         For the three and nine months ended July 31, 1995, interest expense amounted to $64,000 and $146,000, respectively, compared to $79,000 and $224,00, respectively, in the year ago periods. The decrease of $15,000 and $78,000 in interest expense for the three and nine month periods is due to the repayment of a note payable to an affiliate and lower interest rates, offset by interest on the note payable to Unistar Gaming Corp. The unrealized gain on marketable securities of $5,099,000 in 1994 represents a reversal of a previously recorded valuation allowance due to an increase in the market price of the TCC Common Stock owned by the Company. As of October 31, 1994 with the adoption of SFAS No. 115, such unrealized gains (or unrealized losses, if any) are reported in a separate component of shareholders' equity (see Note 2 of Notes to Consolidated Condensed Financial Statements).

Capital Resources and Liquidity:

         Due to the sale of its mortgage banking business in November 1994, the Company's principal financing needs for the remainder of fiscal 1995 will consist primarily of funding its general and administrative expenses.

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

         The Company did not have any material capital commitments at July 31, 1995.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Heraeus Lasersonics, Inc. v. Cooper Life Sciences, Inc.

         On November 22, 1992, Heraeus Surgical, Inc., formerly known as Heraeus Lasersonics, Inc. ("Heraeus") filed an action in Santa Clara County Superior Court (the "California Action"). In this action, Heraeus, the successor to the Company's medical laser business, claims that the Asset Purchase Agreement, dated May 11, 1988, (the "Asset Purchase Agreement") between the parties obligates the Company to indemnify Heraeus with respect to lawsuits in which the plaintiff alleges injury caused by a laser sold by the Company prior to the date of the Asset Purchase Agreement. Heraeus claims, in particular, that the Company is required to indemnify it for monies expended by Heraeus in defending, and in settlement of, an Ohio lawsuit, referred to as the Sutyak action. Heraeus also raises claims based on the principles of equitable indemnity, fraud and breach of contract and seeks a declaratory judgement as to the proper interpretation of the parties' obligations under the Asset Purchase Agreement. In a proposed first amended complaint, Heraeus seeks to add cases in addition to the Sutyak action, a California lawsuit referred to as the Spalti action and a Montana lawsuit referred to as the Stukey action.

         The Company has filed a cross-claim asserting that it has no duty to indemnify Heraeus under the terms of the Asset Purchase Agreement and that part or all of the damages in the Sutyak action were caused by Heraeus' independent negligence, breach of its duty to warn and/or its liability with respect to its own product. The Company's counterclaims also seek indemnification from Heraeus both under the Asset Purchase Agreement and under common law principles for monies expended by the Company in defending and in settlement of the Sutyak action and seeks a declaratory judgement that Heraeus is obligated to defend the Company in products liability cases involving lasers used after the date of the Asset Purchase Agreement. The court has scheduled a settlement conference for February 28, 1996 and has set the California Action for trial beginning March 4, 1996. The Company intends to vigorously defend the California Action.

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


                                                   COOPER LIFE SCIENCES, INC.
                                                        (Registrant)



Date:   September 11, 1995                  By:       /s/  Steven Rosenberg
       ---------------------                         ----------------------
                                                     Steven Rosenberg
                                                     Vice President and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description                                        Sequential
                                                                     Page Number
-------           -----------                                        -----------
27                Financial Data Schedule                                 13