Form 10-K405
period 1995-10-31
COOPER LIFE SCIENCES INC
filed 1996-01-30
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13649

                           Cooper Life Sciences, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                  94-2563513
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification number)

160 Broadway, New York, New                               10038
(Address of principal executive officers)                 (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of January 17, 1996: $9,816,914.

Number of shares outstanding of each of the Registrant's classes of Common Stock as of January 17, 1996: 2,111,695.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. Business

         On November 30, 1994, Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), sold substantially all of the assets of its mortgage banking business and as of March 31, 1995 disposed of its remaining interest in the business (see Note B of Notes to Consolidated Financial Statements). As a result of this sale, the Company is not presently engaged in any business operations. The Company's mortgage banking operations were considered to be a discontinued operation as of October 31, 1994. The Company is currently investigating new business opportunities.

         On February 28, 1995, Unistar Gaming Corp., a newly organized, wholly owned subsidiary of the Company, ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. As a result of the acquisition, approximately 27.5 percent of the outstanding Common Stock of UGC is now owned by the Company, and approximately 72.5 percent of the outstanding Common Stock of UGC is now owned by the former stockholders of Unistar. The shares of Common Stock which are owned by the Company were purchased by it for approximately $5 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

         On December 19, 1995, pursuant to an Agreement and Plan of Merger, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company, in exchange for 3,700,000 shares of Executone Common Stock (the "Executone Common Stock"), 250,000 shares of Executone Series A Preferred Stock (the "Executone Series A Preferred Stock") and 100,000 shares of Executone Series B Preferred Stock (the "Executone Series B Preferred Stock"), collectively (the "Executone Securities"). The Company received approximately 31.5% of the Executone Securities, comprised of a) 1,166,520 shares of Executone Common Stock, b) 78,819 shares of Executone Series A Preferred Stock, and c) 31,528 shares of Executone Series B Preferred Stock. (See Note C of Notes to Consolidated Financial Statements for more information on the acquisition and disposition of UGC).

         As a result of the death of Mr. Mel Schnell, the Company's President and a member of its Board of Directors, a number of management changes were instituted during May 1995. The number of persons comprising the Board of Directors of the Company was increased from three to four, and Messrs. Moses
Marx (a principal stockholder of the Company) and Steven Rosenberg (Vice President- Finance of the Company) were appointed by the continuing members of the Board of Directors to fill the vacancies created by the death of Mr. Schnell and the creation of an additional directorship. Each of such persons was appointed to serve until the next annual meeting of stockholders and until his successor has been elected and qualified. Mr. Marx was also designated by the Company to replace Mr. Schnell as one of the Company's three designees on the Board of Directors of The Cooper Companies, Inc.

         Unless the context otherwise requires, all references contained herein to the "Company" are to the Company and its consolidated subsidiaries.

Employees

         On October 31, 1995, the Company had 1 employee.

Securities of The Cooper Companies, Inc.

         Currently, the Company owns shares of common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. As of January 15, 1996, the Company owned 2,322,533 shares of TCC Common Stock after giving effect to a one- for-three reverse stock split which became effective on September 21, 1995 (see

Note D of Notes to Consolidated Financial Statements). Subject to prevailing market conditions, it is the Company's intention to sell or otherwise dispose of these assets and use the proceeds thereof to acquire new businesses. The Company utilized 166,666 post-split shares of TCC Common Stock as part of the purchase price of its UGC Common Stock.

ITEM 2. Properties.

The following is the Company's principal facility, which it currently rents on a month to month basis.

                                                     Approximate         Approximate
                                                     Floor Area          Annual
Location                   Operations                (Sq. Ft.)           Rent
--------                   ----------                ---------           ----
New York, NY               Executive Offices          1,600            $  29,000

ITEM 3. Legal Proceedings.

Berlex Laboratories, Inc. v. Cooper Life Sciences, Inc., et al.

         In June 1988, Berlex Laboratories, Inc. filed a number of related actions naming as defendants, the Company and others. On April 17, 1995 a final settlement agreement was reached, to which the Company contributed approximately $21,000.

Spalti v. Cooper Life Sciences, Inc.

         Gerald H. Spalti and his spouse brought an action in March 1992 against the Company in the Superior Court of California, Contra Costa County, for personal injuries allegedly suffered during a surgical procedure using laser equipment manufactured by the Company. In May of 1993, at the conclusion of the presentation of evidence at trial, the Court, as a matter of law, found in favor of the Company ruling that Mr. Spalti's injuries were not caused by a malfunction of the laser equipment. Thereafter, Spalti appealed the case and in November 1995, the appellate court upheld the judgement in favor of the Company.

Heraeus Lasersonics, Inc. v. Cooper Life Sciences, Inc.

         On November 22, 1992, Heraeus Surgical, Inc. formerly known as Heraeus Lasersonics, Inc. ("Heraeus") filed an action in Santa Clara County Superior Court (the "California Action"). In this action, Heraeus, the successor to the Company's medical laser business, claims that the Asset Purchase Agreement, dated May 11, 1988, (the "Asset Purchase Agreement") between the parties obligates the Company to indemnify Heraeus with respect to lawsuits in which the plaintiff alleges injury caused by a laser sold by the Company prior to the date of the Asset Purchase Agreement. Heraeus claims, in particular, that the Company is required to indemnify it for monies expended by Heraeus in defending, and in settlement of, an Ohio lawsuit, referred to as the Sutyak action. Heraeus also raises claims based on the principles of equitable indemnity, fraud and breach of contract and seeks a declaratory judgement as to the proper interpretation of the parties' obligations under the Asset Purchase Agreement. In a proposed first amended complaint, Heraeus seeks to add cases in addition to the Sutyak action, a California lawsuit referred to as the Spalti action and a Montana lawsuit referred to as the Stukey action.

         The Company has filed a cross-claim asserting that it has no duty to indemnify Heraeus under the terms of the Asset Purchase Agreement and that part or all of the damages in the Sutyak action were caused by Heraeus' independent negligence, breach of its duty to warn and/or its liability with respect to its own product. The Company's cross-claim also seek indemnification from Heraeus both under the Asset Purchase Agreement and under common law principles for monies expended by the Company in defending and in settlement of the Sutyak action and seeks a declaratory judgement that Heraeus is obligated to defend the Company in products liability cases involving lasers used after the date of the Asset Purchase Agreement. The court has scheduled a settlement conference for February 28, 1996 and has set the California Action for trial beginning March 4, 1996. The Company plans to vigorously defend the California Action.

Other Actions

         The Company is also a defendant in certain other litigation relating to its former business operations. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters should not have a material impact on the financial position or results of operations of the Company. The Company accrued $250,000 for legal matters which the Company believes to be an adequate provision.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                            PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the Nasdaq Stock Market under the symbol ZAPS.

         The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers, Inc.

                                                              High              Low
Fiscal Year ended October 31, 1994
November 1, 1993 to January 31, 1994                           8 1/2            7 1/2
February 1, 1994 to April 30, 1994                             8 3/4            7
May 1, 1994 to July 31, 1994                                   7 1/2            6 1/4
August 1, 1994 to October 31, 1994                            11 3/4            6 1/2


                                                              High              Low
Fiscal Year ended October 31, 1995
November 1, 1994 to January 31, 1995                          14                10
February 1, 1995 to April 30, 1995                            18 3/4            11
May 1, 1995 to July 31, 1995                                  12 1/4            8 3/4
August 1, 1995 to October 31, 1995                            11                7 1/2


         As of the close of business on January 17, 1996, there were 2,960 holders of record of the Company's Common Stock.

Dividends

         To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for working capital and to acquire new businesses.

ITEM 6. Selected Financial Data.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                         Five Year Financial Highlights

                           Year-End Financial Position
                             (Dollars in Thousands)

         The following is a summary of certain financial information with respect to the Company's fiscal years ended October 31, 1995, 1994, 1993, 1992, and 1991. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                                         October 31,
                                                                                        -------------
                                                              1995           1994(1)      1993(2)        1992          1991
                                                              --------       ----         ------         ----          ----

Balance Sheet Data:


Total Assets                                                  $19,102       $42,582      $145,053      $ 15,124       $ 34,572

Long Term Debt                                                    --          2,300         3,650         1,250          1,250

Total Liabilities                                              2,812         23,163       136,313         3,920          4,703

Stockholders' Equity                                          16,290         19,419         5,579        11,204         29,869


(1) The financial information for the fiscal year ended October 31, 1994 includes the operations of the Company's majority owned subsidiary, Second Advantage, as a discontinued operation as of October 31, 1994.

(2) The financial information for the fiscal year ended October 31, 1993 includes the operations of the Company's majority owned subsidiary, Second Advantage Mortgage Corp. ("Second Advantage"), for the period from September 1, 1993, the effective date of the acquisition by the Company, through October 31, 1993.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         Five Year Financial Highlights
                     Summary of Consolidated Operations (a)
                    (In Thousands, Except Per Share Amounts)

                                                                       For The Years Ended October 31,
                                                              1995         1994 (1)       1993 (2)         1992           1991
                                                              ------       --------       --------         ------         ----
  Revenues
Dividend income in kind                                       $--           $--           $   298       $  2,135        $ 3,547
Dividend income                                                --               89             --             --             --
Realized and unrealized gain
 (loss) on marketable securities                              (376)          9,320         (3,334)        (8,528)            --
Loss and write-down on The Cooper
 Companies, Inc. Preferred Stock                               --               --             --        (12,611)            --
Insurance recovery                                             --               --             --             --            752
Gain on settlement agreement                                   --               --             --            913            153
Interest and other income - net                                 51             176            163            347            243
                                                              -------      -------        -------       --------        -------
                                                              (325)          9,585         (2,873)       (17,744)         4,695
                                                              -------      -------        -------       --------        -------

  Expenses
General and administrative                                    1,132            979          2,086          3,353          2,538
Interest                                                        193            283            149            165              8
                                                              -------      -------        -------       --------        -------
    Total Expenses                                            1,325          1,262          2,235          3,518          2,546

Income (loss) from continuing
 operations before income taxes                               (1,650)        8,323         (5,108)       (21,262)         2,149
Provision (benefit) from
 income taxes                                                      --           --           (520)          (935)          (417)
                                                              -------      -------        -------       --------        -------
Income (loss) from continuing
 operations                                                   (1,650)        8,323         (4,588)       (20,327)         2,566
Gain (loss) from discontinued
 operations                                                    2,823       (3,084)           (35)           103            234
                                                               ------      -------        -------       --------        -------
Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary item                              1,173          5,239         (4,623)       (20,224)         2,800
Extraordinary item - Utilization of
 net operating loss carryforward                                  --            --             --             54            138
Cumulative effect of change in
 accounting principle                                              --        2,009             --             --             --
                                                              -------      -------        -------       --------        -------

Net income (loss)                                             $ 1,173      $ 7,248        $(4,623)      $(20,170)       $ 2,938
                                                              =======      =======        =======       ========        =======

Net income (loss) per share Fully Diluted:
 Continuing operations                                        $  (.75)     $  4.01        $ (2.17)      $  (9.83)       $  1.27
 Discontinued operations                                         1.28        (1.49)          (.02)           .05            .12
                                                              -------      -------        -------       --------        -------
                                                                  .53         2.52          (2.19)         (9.78)          1.39
Extraordinary item                                                 --           --             --            .03            .06
Cumulative effect of change
 in accounting principle                                           --          .97             --             --             --
                                                              -------      -------        -------       --------        -------
Net income (loss) per share                                   $   .53      $  3.49        $ (2.19)      $  (9.75)       $  1.45
                                                              =======      =======        =======       ========        =======

Cash dividends per common share                               $    --      $    --        $    --       $     --        $    --
                                                              =======      =======        =======       ========        =======

Weighted average number of
 shares outstanding                                             2,206        2,076          2,113          2,067          2,023
                                                              =======      =======        =======       ========        =======

(a) The prior years' amounts have been reclassified to conform to the current years' treatment.

(1) The financial information for the fiscal year ended October 31, 1994 includes the operations of the Company's majority owned subsidiary, Second Advantage, as a discontinued operation as of October 31, 1994.

(2) The financial information for the fiscal year ended October 31, 1993 includes the operations of the Company's majority owned subsidiary, Second Advantage, for the period from September 1, 1993, the effective date of the acquisition by the Company, through October 31, 1993.

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 "Business" herein.

Capital Resources and Liquidity:

         The Company anticipates that during fiscal 1996, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities. It may be anticipated that any such acquisition will require the use by the Company of shares of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock") which are owned by it. During the fiscal year ended October 31, 1995, the Company sold its remaining interest in its mortgage banking business and is not presently engaged in any business operations.

         Management believes that cash on hand and internally generated funds will not be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1996, however, the Company may raise cash by sales of shares of TCC Common Stock which are owned by it, depending upon prevailing market conditions. The Company may obtain additional cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings.

         The Company did not have any material capital commitments at the end of fiscal 1995.

         In 1995, the Company used cash primarily to acquire its interest in Unistar Gaming Corp. ("UGC") (see Note C). During fiscal 1994, the Company's principal financing needs consisted of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations.

Cash Flows

         Operating Activities In fiscal 1995, the Company's operating activities used cash primarily to fund its general and administrative expenses. Such cash was provided by cash flow from investing activities as discussed below.

         Investing Activities Net cash provided by investing activities in fiscal 1995 was $18.8 million as a result of the sale by the Company of its mortgage banking business offset by the investment of $3.6 million in UGC.

         Financing Activities Net cash used in financing activities in fiscal 1995 amounted to $20.3 million due to the decrease in notes payable to affiliates of $2.3 million and the decrease in line of credit borrowings of $18.0 million used to finance mortgage banking operations.

Results of Operations

Comparison of each of the years in the three-year period ended October 31, 1995:

1995 vs. 1994

General.

         On October 31, 1994, management of the Company formulated a plan to discontinue its majority owned mortgage origination and servicing business which was acquired in August 1993. On November 30, 1994, the Company sold the majority of such business to the Long Island Savings Bank, FSB, ("LISB") and effective as of March 31, 1995, the Company sold all of its remaining interest in the business (see Note B). Accordingly, the entire mortgage banking operations of Second Advantage and its wholly owned subsidiary, Entrust Financial Corp. ("Entrust") have been considered a discontinued operation as of October 31, 1994.

         Discontinued Operations. The net income of $2,823,000 from discontinued operations in 1995 includes the Company's share of the gain on the sale of the majority of the mortgage banking business to LISB in November 1994 offset by the loss of approximately $819,000 on the disposition by the Company of its remaining interest in the business effective as of March 31, 1995.

         Continuing Operations.

         Marketable Securities. The realized loss on marketable securities of $376,000 in 1995 represents the loss incurred on the utilization of shares of TCC Common Stock as part of the acquisition price of the Company's interest in UGC (see Note C). The unrealized gains on marketable securities of $9,300,000 in 1994 were the result of an increase in the market price of the TCC Common Stock owned by the Company offset by the realized loss of approximately $500,000 on shares of TCC Common Stock sold during 1994 as the Company began the orderly process of liquidating its holdings in TCC Common Stock. Through October 31, 1994, the Company accounted for its marketable securities under FASB No. 12, and recognized unrealized gains and losses through a valuation allowance. On October 31, 1994, the Company adopted the provisions of FASB No. 115. The effect of adopting FASB No. 115 was the recording of income relating to the cumulative effect of a change in accounting principle of $2,009,000 representing the remaining unrecorded balance in the valuation allowance (see Note D). Change in the market value of the available for sale securities after October 31, 1994 are not reflected in the statement of operations, but rather in the unrealized gain
(loss) on marketable securities account, which is a component of stockholders' equity on the balance sheet.

         Interest and Other Income. Interest and other income decreased by $125,000 to $51,000 in 1995 from $176,000 in 1994 due to a one time gain in 1994 of $159,000 on the elimination of an estimated liability.

         Interest Expense. Interest expense decreased by $90,000 to $193,000 in 1995 from $283,000 due to reduced borrowings.

1994 vs. 1993

         Discontinued Operations. The loss from discontinued operations of $3,084,000 and $35,000 in 1994 and 1993, respectively, represents the Company's share of the losses of Second Advantage and Entrust.

         The sharp increase in mortgage loan interest rates which began in late 1993 caused a significant decrease in mortgage loan demand, particularly for refinancings. As a result of this rapid decline in overall origination volumes, there existed a significant overcapacity within the mortgage banking industry, leading to intense price competition and increased production costs. During this industry wide transition period, Entrust's operating results were negatively impacted by these market conditions.

         Entrust derived virtually all of its revenue from the origination and sale of mortgage loans and the servicing of its loan portfolio. The results of its operations are primarily affected by the level of demand for mortgage credit, the movement and level of interest rates and the spread between mortgage loan interest rates and its cost of funds. Consequently, Entrust made various types of commitments to, among other things, originate loans, sell loans and, in addition, utilizes put options and other optional commitments to mitigate the interest rate risk inherent in the business.

         Mortgage Origination Revenue. Mortgage origination revenue, primarily mortgage-related revenues and net secondary marketing gains other than net interest income and servicing income for the fiscal year ended October 31, 1994 and the period from September 1, 1993 (date of inception of operations) to October 31, 1993 were approximately $7,577,000 and $2,867,000, respectively. Such revenues are directly impacted by the volume in mortgage loan demand which declined dramatically during 1994 due primarily to the sharp rise in interest rates.

         Net secondary marketing gains depend, in part, upon the direction and timing of interest rate movements. Entrust attempted to minimize the impact of such movements through an actively managed hedging program. Net secondary marketing gains are also affected by competitive pricing policies employed by Entrust from time to time in order to stimulate loan originations.

         Servicing Income. Servicing income included income derived from company-owned servicing rights (a long-term servicing contract with the owner of the loan) and income from subservicing rights (generally a shorter term servicing contract usually entered into with another servicer who has a direct servicing contract with the owner of the loan). Servicing income, net of amortization of purchased servicing rights, for the fiscal year ended October 31, 1994 and the period from September 1, 1993 to October 31, 1993 were approximately $2,382,000 and $189,000, respectively.

         The rate at which the Company amortized its capitalized servicing depended, in part, on the rate at which loans in the servicing portfolio prepay. Prepayments in Entrust's servicing portfolio as of October 31, 1994 was approximately 12% on an annualized basis.

         Growth of Entrust's owned servicing portfolio had been a key component of the Company's overall business strategy with management's expectation of increased servicing income as the servicing portfolio grows. Additions to the portfolio during fiscal 1994 amounted to approximately $241 million. At October 31, 1994, Entrust's owned servicing portfolio was approximately $915 million as compared to approximately $674 million at October 31, 1993.

         Sale of Servicing Rights. Although the Company's ongoing business strategy had been to increase its servicing portfolio by retaining most of its originated servicing, the Company implemented a strategy to increase revenues by selling virtually all production on a servicing released basis during the second half of 1994. For the fiscal year ended October 31, 1994, Entrust recorded revenue of approximately $2,500,000 on the sale of loans servicing released on mortgage loans with an aggregate principal balance of approximately $276 million as compared to revenue of $538,000 on loan sales with an aggregate principal balance of $45 million in 1993. The prices at which servicing rights may be sold vary over time depending upon, among other things, prevailing interest rates and prepayment rates. The Company's decision to sell its loan production on a servicing released basis, thereby increasing revenues, was based on market conditions as well as the Company's financial needs.

         Mortgage Interest Income. The level of Entrust's net interest income depends primarily upon the extent to which interest income on Entrust's mortgage loans held for sale exceeds interest expense on the mortgage warehouse line of credit borrowings used to fund such mortgage loans pending receipt of the proceeds from their sale. Ordinarily, the short-term interest rates on Entrust's warehouse borrowings are lower than long-term interest rates on the mortgage loans held for sale and Entrust benefits from this difference or spread during the period mortgage loans are held. The sharp rise in short-term interest rates during 1994 have narrowed this difference resulting in reduced levels of net interest income. In 1994, Entrust's net interest income was approximately $526,000 as compared to approximately $307,000 for the two months ended October 31, 1993.

         Income From Continuing Operations

         Marketable Securities. Unrealized gains on marketable securities amounted to approximately $9.8 million in 1994 resulting from an increase in the market price of the TCC Common Stock owned by the Company as compared to the unrealized loss of approximately $3.3 million in 1993. Realized losses in 1994 were approximately $500,000.

         Dividend Income. Dividend income of $89,000 in 1994 represents dividends paid on the TCC Series B Preferred Stock through September 26, 1994, the date on which the TCC Series B Preferred Stock was converted into TCC Common Stock. Dividend income of $298,000 in 1993 represents dividends received on the TCC Preferred Stock (see Note D).

         Interest Expense. Interest expense increased by $134,000 to $283,000 in 1994 from $149,000 in 1993 due to other bank borrowings.

         Net Sales and Cost of Products. Net sales generated by the Company's 80% owned subsidiary, Moore Sports Ltd. ("Moore Sports"), were $ 0, $3,800 and $167,000 in 1995, 1994 and 1993 respectively. The cost of products sold were $ 0, $6,700 and $294,000 in 1995, 1994 and 1993 respectively. Moore Sports was substantially inactive in 1995.

General and Administrative Expense

         The Company's G&A increased by $153,000 to $1,132,000 in 1995 from $979,000 in 1994. The increase is due to an accrual of $250,000 for certain legal matters partially offset by reductions in legal expenses associated with litigation and other matters which were resolved during 1994 and reductions in other overhead expenses including salaries, insurance costs and professional fees. G&A declined significantly in 1994 vs. 1993 due primarily to the downsizing of Moore Sports. G&A in 1993 includes all of the expenses of Moore Sports including salaries, marketing, advertising, and a one time charge of $105,000 relating to the termination of certain agreements.

Inflation and Changing Prices

  The Company has not been materially affected by inflation.

Impact of New Accounting Standards

         On  October 31,  1994,  the  Company  implemented  Financial Accounting
Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The effect of adopting FASB No. 115 was the recording of income relating to the cumulative effect of the change in accounting totaling $2,009,000. This amount represents the remaining unrealized valuation allowance at October 31, 1994.

         Gross realized gains on sales of available-for-sale securities totaled $54,000 for the year ended October 31, 1994. Gross realized losses on sales of available-for-sale securities totaled $376,000 and $548,000 for the years ended October 31, 1995 and 1994, respectively. Cost of securities sold was determined by the average cost method.

         Changes in the valuation allowance resulting from unrealized gains or losses on the TCC Common Stock have been recorded in the statement of operations prior to the adoption of SFAS No. 115 on October 31, 1994.

         Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation", issued in 1995, introduces a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No.
25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used. Certain additional disclosures are also required. The Company expects to disclose the proforma net income, earnings per share and other information as of the effective date of this pronouncement for the year ended October 31, 1997.

ITEM 8. Financial Statements and Supplementary Data.

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Cooper Life Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the accompanying index at Item 14(a)(ii) for the years ended October 31, 1995, 1994 and 1993. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

As discussed in Note D to the consolidated financial statements, the Company changed its method of accounting for investments on October 31, 1994.


GRANT THORNTON LLP

New York, New York
January 2, 1996

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                            October 31,
                                                                                               1995               1994
                                                                                            ----------         ----------
         ASSETS

 Cash and cash equivalents                                                                   $    341           $    444
 Marketable Securities - The Cooper Companies, Inc.
  Common Stock                                                                                 13,645             19,602
 Due from Second Advantage Mortgage Corp.                                                         194                 --
 Prepaid expenses and other                                                                        81                 53
 Investment in Unistar Gaming Corp.                                                             4,812                 --
 Furniture, fixtures and equipment, net of
  accumulated depreciation of $62 in 1995
  and $46 in 1994                                                                                  29                 45
 Net assets of discontinued operations                                                             --             22,438
                                                                                             --------           --------
                                                                                             $ 19,102           $ 42,582
                                                                                             ========           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Bank borrowings - line of credit for mortgage operations                                    $     --           $ 18,034
                   other                                                                        1,500              1,500
 Notes payable - affiliates                                                                        --              2,300
 Accounts payable and accrued liabilities                                                       1,312              1,329
                                                                                             --------           --------
                                                                                                2,812             23,163


 Commitments and contingencies

Stockholders' equity
 Preferred stock - $.10 par value: 6,000,000
  shares authorized: none issued                                                                   --                 --
 Common stock - $.10 par value:
  6,000,000 shares authorized:
  2,516,095 shares issued                                                                         251                251
 Additional paid-in capital                                                                    78,283             78,283
 Unrealized gain on marketable securities                                                       1,389              5,783
 Accumulated deficit                                                                          (61,120)           (62,293)

 Less: Common stock in treasury - at cost;
  404,400 shares and 406,400 shares at
  October 31, 1995 and 1994, respectively                                                      (2,104)            (2,130)
 Minimum pension liability adjustment                                                            (409)              (475)
                                                                                             --------           --------
Total stockholders' equity                                                                     16,290             19,419
                                                                                             --------           --------
                                                                                              $19,102            $42,582
                                                                                             ========           ========

                 The accompanying notes are an integral part of
                               these statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                        For The Years Ended October 31,
                                                                              1995             1994              1993
                                                                              -----            -----             ----
      Revenues

Dividend income                                                            $    --          $    89           $   298
Realized and unrealized gain (loss)
 on marketable securities                                                     (376)           9,320            (3,334)
Interest income and other income - net                                          51              176               163
                                                                           -------          -------           -------
                                                                              (325)           9,585            (2,873)
                                                                           -------          -------           -------

      Expenses

General and administrative                                                   1,132              979             2,086
Interest                                                                       193              283               149
                                                                           -------          -------           -------
    Total expenses                                                           1,325            1,262             2,235
                                                                           -------          -------           -------

Income (loss) from continuing operations
 before income taxes                                                        (1,650)           8,323            (5,108)
Provision (benefit) from income taxes                                           --               --              (520)
                                                                           -------          -------           --------

Income (loss) from continuing operations                                    (1,650)           8,323            (4,588)
Gain (loss) from discontinued operations                                     2,823           (3,084)              (35)
                                                                           -------          -------           -------
Income (loss) before cumulative effect of
 change in accounting principle                                              1,173            5,239            (4,623)
Cumulative effect of change
 in accounting principle                                                        --            2,009                --
                                                                           -------          -------           -------

Net income (loss)                                                          $ 1,173          $ 7,248           $(4,623)
                                                                           =======          =======           =======

Net income (loss) per share
 Primary:
 Continuing operations                                                     $  (.75)         $  4.04           $ (2.17)
 Discontinued operations                                                      1.28            (1.50)             (.02)
                                                                           -------          -------           -------
                                                                               .53             2.54             (2.19)
 Cumulative effect of change
  in accounting principle                                                       --              .98                --
                                                                           -------          -------           -------
 Net income (loss) per share                                               $   .53          $  3.52           $ (2.19)
                                                                           =======          =======           =======

 Weighted average number of shares outstanding                               2,201            2,058             2,113
                                                                           =======          =======           =======

Fully Diluted:
 Continuing operations                                                     $  (.75)         $  4.01           $ (2.17)
 Discontinued operations                                                      1.28            (1.49)             (.02)
                                                                           -------          -------           -------
                                                                               .53             2.52             (2.19)
 Cumulative effect of change
  in accounting principle                                                       --              .97                --
                                                                           -------          -------           -------
 Net income (loss) per share                                               $   .53          $  3.49           $ (2.19)
                                                                           =======          =======           =======

 Weighted average number of shares outstanding                               2,206            2,076             2,113
                                                                           =======          =======           =======

                 The accompanying notes are an integral part of
                               these statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years Ended October 31, 1995, 1994 and 1993
                             (Dollars In Thousands)

                                                                                                                 Minimum
                                                                                                                 pension
                                                                     Addi-    Unrealized                         liabil-
                                                     Common  stock   tional   gain on      Accumu-                ity
                                                             Par     paid-in  marketable   lated       Treasury  adjust-
                                                     Shares  value   capital  securities   deficit      stock     ment      Total
                                                     ------  -----   -------  ----------   -------      -----     ----      -----
  Balance at October 31, 1992                        2,391     239    77,419                (64,918)    (1,088)    (448)    11,204
  Net loss                                                                                   (4,623)                        (4,623)
  Treasury shares acquired                                                                              (1,000)             (1,000)
  Issuance of common
   stock warrants                                                         25                                                    25
  Excess of additional pension
   liability over unrecognized
   prior service cost                                                                                               (27)       (27)
                                                     -----   -----   -------  ----------   --------    -------   ------    -------

  Balance at October 31, 1993                        2,391     239    77,444                (69,541)    (2,088)    (475)     5,579

  Net income                                                                                  7,248                          7,248
  Treasury shares acquired                                                                                 (74)                (74)
  Exercise of common
   stock warrants                                      125      12       847                                                   859
  Treasury shares issued
   for pension plan contribution                                          (8)                                32                 24
  Effect of accounting
   change due to increase in
   market value of marketable
   securities                                                                      5,783                                     5,783
                                                     -----   -----   -------  ----------   --------    -------   ------    -------

  Balance at October 31, 1994                        2,516   $ 251   $78,283  $    5,783   $(62,293)   $(2,130)  $ (475)  $ 19,419

  Net income                                                                                  1,173                          1,173
  Treasury shares issued
   for pension plan contribution                                                                            26                  26
  Reduction in value of
   marketable securities                                                          (4,394)                                   (4,394)
  Reduction in pension
   liability over unrecognized
   prior service cost                                                                                                66         66
                                                     -----   -----   -------  ----------   --------    -------   ------   --------

  Balance at October 31, 1995                        2,516   $ 251   $78,283  $    1,389   $(61,120)   $(2,104)  $ (409)  $ 16,290
                                                     =====   =====   =======  ==========   ========    =======   ======   ========

                   The accompanying notes are an integral part
                               of this statement.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            For The Years Ended October 31,
                                                                                         1995            1994             1993
                                                                                       --------        --------          ------
     Cash flows from operating activities:
  Net income (loss)                                                                     $  1,173       $  7,248        $ (4,623)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
  Cumulative effect of change in accounting principle                                         --         (2,009)             --
  Realized and unrealized (gain) loss on
   marketable securities                                                                     376         (9,320)          3,334
  Gain (loss) from discontinued operations                                                (2,823)         3,084              --
  Dividends received in kind                                                                  --             --            (298)
  Issuance and exercise of common stock warrants                                              --            109              25
  Reduction of estimated other tax liabilities                                                --             --            (554)
  Depreciation and amortization                                                               16             17             279
  Minority interest                                                                           --             --             (98)
    Changes in assets and liabilities:
  Increase in mortgage loans held for sale, net                                               --             --         (33,590)
  Increase in accrued income and receivables                                                (194)            --             (87)
  Decrease (increase) in prepaid expenses and other                                          (27)           296              (1)
  (Decrease) increase in accounts payable and other
   accrued liabilities                                                                        75           (688)           (572)
                                                                                        --------       --------        --------
  Net cash used in operating activities                                                   (1,404)        (1,263)        (36,185)
                                                                                        --------       --------        --------


     Cash flows from investing activities:
  Sale of discontinued operations                                                         25,260             --              --
  Investment in Unistar Gaming Corp.                                                      (3,625)            --              --
  Cash received on sale of The Cooper
   Companies, Inc. common stock                                                               --          2,107              --
  Cash of discontinued operations                                                             --         (1,409)             --
  Cash received in exchange of The Cooper
   Cooper Companies, Inc. preferred stock                                                     --             --           4,000
  Purchase of property and equipment                                                          --             --            (145)
  Decrease in notes receivable - affiliate                                                    --             --              60
  Cash used in acquisition of affiliate, net of
    cash acquired                                                                             --             --          (2,204)
                                                                                        --------       --------        --------
  Net cash provided by investing activities                                               21,635            698           1,711
                                                                                        --------       --------        --------


     Cash flows from financing activities:
  (Decrease) increase in notes payable - affiliates                                       (2,300)          (500)            900
  Increase in other bank borrowings                                                           --             --           1,500
  Payments on notes payable                                                                   --             --          (1,269)
  Increase (decrease) in line of credit borrowings                                       (18,034)            --          23,797
  Increase in drafts payable                                                                  --             --           9,138
  Acquisition of treasury stock                                                               --            (50)             --
  Proceeds from capital contributed by minority
   stockholders to subsidiary                                                                                --             150
                                                                                        --------       --------        --------
  Net cash provided by (used in) financing activities                                    (20,334)          (550)         34,216
                                                                                        --------       --------        --------
Net decrease in cash and cash equivalents                                                   (103)        (1,115)           (258)

Cash and cash equivalents at beginning of year                                               444          1,559           1,817
                                                                                        --------       --------        --------

Cash and cash equivalents at end of year                                                $    341       $    444        $  1,559
                                                                                        ========       ========        ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                                            $    192        $   283        $  1,024
    Income Taxes                                                                        $     22        $    35        $     19

                                       15

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (IN THOUSANDS)


Supplemental schedule of non cash investing activities (Notes B, C and F)

          The Company initially acquired 27.5% of the common stock of Unistar Gaming Corp. for $4.8 million. The purchase price was satisfied as follows:

         Cash                                                 $2,500,000
         Forgiveness of indebtedness
          for advances to UGC                                    475,000
         Note payable                                            650,000
         Fair value of TCC Common Stock
          issued to UGC                                        1,188,000
                                                              ----------
                                                              $4,813,000
                                                              ==========


         During 1994, a stockholder exercised warrants for the purchase of 125,000 shares of common stock for $750,000. The exercise price was provided by a reduction in the note payable to the shareholder.

         The Company acquired 51% of the voting securities of Second Advantage Mortgage Corporation for $4.7 million in 1993.

    Fair value of assets acquired                             $ 108,800
    Liabilities assumed                                        (104,100)
                                                              ---------
    Cash used in acquisition                                  $   4,700
                                                              =========


              The accompanying notes are an integral part of these
                                  statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         Cooper Life Sciences, Inc. (the "Company"), a Delaware corporation, owned a majority interest in a company engaged in mortgage banking from August 1993 to October 1994 (Note B). At the present time, the Company is not engaged in any operating activities.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.       Principles of Consolidation

         The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.       Marketable Securities

         On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with Statement No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities not held as trading assets in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At October 31, 1995, the Company considers all of its holdings of The Cooper Companies, Inc. ("TCC") common stock to be securities available for sale.

         The Company owns approximately 20% of the outstanding common stock of TCC. The Company's intent is to liquidate its holdings of TCC common stock in an orderly fashion which should result in a holding of less than 20% of the outstanding TCC common stock. Accordingly, management believes that fair value is the most meaningful method of valuing this investment.

3.       Investment in Unistar Gaming Corp.

         The Company owns approximately 31% of the outstanding common stock of Unistar Gaming Corp. ("UGC") (see Note C). The Company sold its investment in UGC in December 1995. Accordingly, management believes that fair value is the most meaningful method of valuing this investment.

4.       Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized over the shorter of the economic life of the improvements or the remaining terms of the applicable leases.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE A - (continued)

5.       Income Taxes

         During the year ended October 31, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") - Accounting for Income Taxes. The adoption of SFAS No. 109 did not have a significant effect on the financial position or results of operations of the Company.

6.       Net Income (Loss) Per Share

         Net income (loss) per share is determined using the weighted average number of Common shares and dilutive common stock equivalents outstanding during the respective periods. Common stock equivalents have not been included in the determination of net loss per share as they are antidilutive or have no material effect.

7.       Cash Equivalents

         The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

8.       Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period. Actual results could differ from those estimates. The principal estimates and assumptions used by the Company are the valuation of the investment in Unistar Gaming Corp. (Note C), the tax liability reserve (Note H), long-term assumptions used for the employee benefit plan (Note
J) and the litigation reserve (Note L).

9.       Reclassifications

         Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the current year's presentation.

NOTE B - SECOND ADVANTAGE MORTGAGE CORPORATION

         Disposition

         On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage banking business. Accordingly the entire mortgage banking operations of Second Advantage Mortgage Corp. ("Second Advantage"), a 51% owned subsidiary of the Company, and its wholly owned subsidiary, Entrust Financial Corp. ("Entrust") was considered a discontinued operation as of October 31, 1994.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE B - (continued)

Agreement, LISB assumed the prospective obligations and duties of Entrust under certain contracts and leases relating to the assets acquired by it.

         The gross purchase price realized by Entrust in the transaction was approximately $31 million in cash, which after repayment of indebtedness related to the business (including repayment to two officers and directors of Second Advantage of approximately $1.0 million principal amount of indebtedness for borrowed money and approximately $17.8 million to its principal lender to retire its warehouse and credit facility secured indebtedness) will result in net sale proceeds to Entrust of approximately $11.0 million. The gain on such sale amounted to approximately $2.8 million. As of October 31, 1995, all of the purchase price proceeds had been received by Entrust, $18.8 million of which was used to retire indebtedness, excluding approximately $375,000 which was retained in escrow (the "LISB Escrow") as security for the performance or payment of indemnification obligations of Entrust to LISB, if any, which is expected to be paid to Entrust in 1996.

         Pursuant to a Redemption Agreement dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage and all of its stockholders, including the Company, Second Advantage purchased all of its outstanding capital stock held by the Company for a cash purchase price equal to
(a) approximately $3,879,000 plus (b) certain contingent considerations consisting primarily of 50% of the first $763,800 to be received from the LISB Escrow in 1995 and 1996. In September 1995, the Company received $187,500 from the LISB Escrow.

         The net assets of the discontinued operations at October 31, 1994 are summarized as follows:

Mortgage loans held for sale, net of discount                          $19,711,000
Purchased mortgage servicing rights, net of
 accumulated amortization of $885,000                                    4,734,000
Other assets                                                             3,860,000

Drafts payable issued for
 mortgage loan closings                                                 (5,250,000)
Other liabilities                                                         (617,000)
                                                                       -----------
                                                                       $22,438,000
                                                                       ===========


         The results of the discontinued operations for the years ended October 31, 1995 and 1994 are summarized as follows:

                                       Year                               Year
                                       ended                              ended
                                        1995                               1994
                                    ------------                       --------

Revenue                             $       -                          $ 11,024,000
Net loss                                    -                            (6,017,000)
Loss allocable
 to the Company                             -                            (3,084,000)
Loss per share                      $       -                          $      (1.54)

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE B - (continued)

         Entrust had a $63 million warehouse bank line of credit (the "Warehousing Agreement") to fund its mortgage loan activity which was fully paid and terminated effective November 30, 1994. This line of credit bore interest at various rates, primarily the Euro-dollar rate, including a rate adjusted for compensating balances. The weighted average cost of funds under this line of credit was 4.95% for the fiscal year ended October 31, 1994. Borrowings under this line were collateralized by mortgage loans held for sale and were guaranteed by Entrust. At October 31, 1994, borrowings under this facility totaled approximately $14.2 million. These borrowings were repaid when Entrust received payment from the sale of the underlying mortgage loan collateral. Entrust was to comply with certain covenants provided in its loan agreements, including requirements relating to maintenance of net worth, liabilities to net worth, current assets to current liabilities, loan servicing portfolio and dividend restrictions.

         Entrust also made use of a Servicing Secured Credit Agreement, which was fully paid and terminated effective November 30, 1994, which provided for a line of credit for up to $6.0 million, secured by servicing contracts of approximately $915 million principal amount, and subject to covenants substantially the same as those under the Warehousing Agreement. The weighted average cost of funds under this line of credit was 8.51% for the fiscal year ended October 31, 1994. At October 31, 1994, borrowings under this line of credit amounted to $3.8 million.

         At October 31, 1994, Entrust was not in compliance with certain covenants related to its line of credit arrangements. However, the line of credit was repaid on November 30, 1994 in connection with the sale of the mortgage banking operations to LISB.

         Interest expense and related fees on Entrust's line of credit borrowings for the fiscal year ended October 31, 1994 and the period from September 1, 1993 to October 31, 1993 were approximately $2.2 million and $645,000, respectively, were specifically related to the mortgage operations, and are included in the loss from discontinued operations in the accompanying consolidated statement of income.

         Entrust had approximately $5.3 million and $35.2 million in drafts payable at October 31, 1994 and 1993, respectively, issued to facilitate the closing of mortgage loan originations. Drafts payable represented mortgage loans for which closings have occurred prior to October 31, 1994, for which the drafts have not cleared the bank line-of-credit. Upon clearing the bank, the drafts were funded by line of credit borrowings.

         Acquisition

         On August 31, 1993, the Company, through its newly organized, wholly-owned subsidiary, Greater American Finance Group, Inc., acquired 51% of the outstanding voting securities of Second Advantage Mortgage Corporation ("Second Advantage") which simultaneously acquired all of the issued and outstanding capital stock of Leader Financial Corporation ("Leader") in exchange for 49% of the voting securities of Second Advantage. Leader is primarily engaged in the business of servicing residential mortgages. At the same time, Leader acquired the assets and properties comprising the mortgage origination businesses of two other companies, First Advantage Mortgage Corporation and EnTrust Funding Company for approximately $6.1 million. Leader then changed its name to First Advantage Mortgage Corporation who subsequently changed its name to Entrust Financial

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE B - (continued)

Corporation ("Entrust"). Such operations were sold in November 1994 and is considered as a discontinued operation as of October 31, 1994.

         The purchase price for the Company's investment in Second Advantage was $4.7 million. The Company also loaned $650,000 to Second Advantage. The sources of funds utilized by the Company in this transaction were available working capital (approximately $4.0 million) and the proceeds of a $1.5 million bank loan.

         The acquisition of Second Advantage was accounted for as a purchase and the results of the operations of Second Advantage are included in the accompanying statement of operations from the date of the acquisition. The excess of the purchase price over carrying value of net mortgage banking assets purchased was allocated to purchased servicing rights amounting to approximately $1,300,000. Because the transfer of Leader's net assets was to a commonly controlled entity, Leader's assets and liabilities were recorded at their respective book values, which approximated $1.8 million in net assets on the date of acquisition.

         The following is an unaudited summary of the results of operations for the years ended October 31, 1993 and 1992 as if the acquisition had taken place as of the beginning of the year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations for the periods specified had the transaction actually been completed at the beginning of each respective period or of the results which may occur in the future.

                                                1993                       1992
                                            ------------               --------

Revenues                                    $15,595,000                $   (480,000)
Loss from operations                        $(5,459,000)               $(19,985,000)
Net loss                                    $(5,391,000)               $(19,828,000)
Loss per share                              $     (2.55)               $      (9.59)

NOTE C - Unistar Gaming Corp.

         On February 28, 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. As a result of the acquisition, approximately 27.5% of the outstanding Common Stock of UGC is now owned by the Company, and approximately 72.5% of the outstanding Common Stock of UGC is now owned by the former stockholders of Unistar. The shares of UGC Common Stock which are owned by the Company were purchased for approximately $5 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

         On December 19, 1995 (the "Closing Date"), pursuant to an Agreement and Plan of Merger, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company, in exchange for 3,700,000 shares of Executone Common Stock (the "Executone Common Stock"), 250,000 shares of Executone Series A Preferred Stock (the "Executone Series A Preferred Stock") and 100,000 shares of Executone Series B Preferred Stock (the "Executone Series

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE C - (continued)

B Preferred Stock"), collectively (the "Executone Securities"). Each share of Executone Series A and Series B Preferred Stock has voting rights equal to a share of Executone common stock and will earn dividends equal to its proportionate share (18.5% for Series A and 31.5% for Series B) of 50% of UGC's net income. The Executone Series A and Series B Preferred Stock is redeemable at Executone's option for 4.925 million shares and 8.375 million shares, respectively, of Executone common stock and is convertible at the holders' option, if certain revenue and profit parameters are met by UGC, for up to 4.925 million shares and 8.375 million shares, respectively, of Executone common stock. The Executone Series B Preferred Stock is subject to the approval of Executone's shareholders for redemption or conversion into Executone Common Stock. There can be no assurance, however, that UGC will earn net income sufficient to pay dividends on the Executone Series A and Series B Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the holders to convert the Executone Series A and Series B Preferred Stock into Executone Common Stock.

         In exchange for its shares of UGC Common Stock, the Company received approximately 31.5% of the Executone Securities, comprised of a) 1,166,520 shares of Executone Common Stock, b) 78,819 shares of Executone Series A Preferred Stock, and c) 31,528 shares of Executone Series B Preferred Stock. The Company has agreed that for a period of six months following the Closing Date not to sell, transfer, assign, pledge or grant a security interest in its Executone Securities and thereafter, through the last day of the twelfth full calendar month following the Closing Date, not to sell in any calendar month a number of shares of its Executone Securities equal to more than the sum of 16.66% of the Executone Preferred Stock or the Executone Common Stock issued to the Company on the Closing Date or thereafter and any unused amount from previous calendar months. Not later than August 31, 1996, Executone is obligated to file with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued on the Closing Date plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock.

NOTE D - THE COOPER COMPANIES COMMON AND PREFERRED STOCK

         At October 31, 1995 and 1994, the Company owned 2,322,533 shares and 2,489,200 shares, respectively of the common stock of The Cooper Companies, Inc. ("TCC"), (the "TCC Common Stock"),(after giving effect to a one-for-three reverse stock split which became effective on September 21, 1995) At October 31, 1993, the Company owned 345 shares of TCC series B preferred stock (the "TCC Series B Preferred Stock") which represented all of the issued and outstanding shares of TCC Series B Preferred Stock. On September 26, 1994, the 345 shares of TCC Series B Preferred Stock were converted into 3,450,000 shares of TCC Common Stock.

         The following is a summary of available-for-sale securities as of October 31, 1995 and 1994:

                                                                Gross
                                                              Unrealized       Fair
(in thousands)                              Cost                Gains          Value
                                            ----                -----          -----
The Cooper Companies, Inc.
 Common Stock
                           1995             $12,256           $1,389           $13,645
                                            =======           ======           =======
                           1994             $13,819           $5,783           $19,602
                                            =======           ======           =======


                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE D - (continued)

         Gross realized losses on the disposition of available-for-sale securities totaled $376,000 for the year ended October 31, 1995. Gross realized gains on sales of available-for-sale securities totaled $54,000 for the year ended October 31, 1994. Gross realized losses on sales of available-for-sale securities totaled $548,000 for the year ended October 31, 1994. Cost of securities sold was determined by the average cost method.

         Through October 31, 1994, changes in the valuation allowance resulting from unrealized gains or losses on the TCC Common Stock have been recorded in the statement of operations prior to the adoption of SFAS No. 115.

         The effect of adopting FASB No. 115 was the recording of income relating to the cumulative effect of the change in accounting totaling $2,009,000. This amount represents the remaining unrealized valuation allowance at October 31, 1994. Change in the market value of the available for sale securities after October 31, 1994 are reflected in the unrealized gain (loss) on marketable securities account, which is a component of stockholders' equity on the balance sheet.

         On June 14, 1993, a series of transactions between the Company and TCC was consummated, pursuant to which: (i) TCC reacquired from the Company 160,600 of the shares of TCC Senior Exchangeable Redeemable Preferred Stock which had been owned by the Company; and (ii) the Company received from TCC: (1) $4.0 million in cash, (2) 345 shares of a new class of Series B Preferred Stock of TCC which is convertible under certain circumstances into an aggregate of 3,450,000 shares of TCC Common Stock, (3) 200,000 shares of the Company's Common Stock which had been owned by TCC, and (4) the right to designate three directors to the Board of Directors of TCC (out of an entire Board comprised of 8 or 9 directors). Also as part of the series of transactions, among other things: (A) TCC and the Company exchanged General Releases (with specified exceptions), (B) TCC agreed to register the TCC Common Stock which may be issuable upon the conversion of the TCC Series B Preferred Stock, at TCC's expense, and (C) the Company agreed to vote its shares of TCC Common Stock for TCC management's slate of directors at the 1993 and 1994 annual meetings of stockholders, and to so vote its shares at the 1995 and 1996 annual meetings of stockholders if the public trading price of TCC Common Stock meets specified levels or if the Company is granted the right to designate one additional director in each of such years in which the price criteria is not met (in which case there would be a corresponding increase in the size of the TCC Board). The transaction did not result in any gain or loss for the Company.

NOTE E - BANK BORROWINGS

         In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of Second Advantage (Note B) and is currently payable on March 29, 1996. In November 1993 the Company arranged a $500,000 line of credit facility with the bank which expires on March 29, 1996. At October 31, 1995, there were no borrowings against the revolving line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.75% at October 31, 1995) plus 1.5%. Payment of the loan and revolving line of credit are collateralized by 500,000 shares of TCC Common Stock owned by the Company. The Company expects to renew the loan and line of credit facility for additional periods subsequent to March 29, 1996.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE F - NOTES PAYABLE - AFFILIATES

         Notes payable to affiliates consist of the following:

                                                                               October 31,
                                                                       1995                      1994
                                                                       ----                      ----
Note payable to officers, directors
 and affiliates of Second Advantage (1)                                  --                      $1,650,000
Note payable to Greater American Finance
 Group, Inc., a wholly owned subsidiary
 of the Company (2)                                                      --                         650,000
                                                                       ----                      ----------
                                                                         --                      $2,300,000
                                                                       ====                      ==========


(1) Second Advantage had $350,000 in notes payable to an officer and director of Second Advantage and $300,000 in notes payable to an immediate family member of an officer and director of Second Advantage at October 31, 1994. These notes carried an option which allowed the holders to convert the principal amount of the notes into Class B (non-voting) common stock of Second Advantage. The notes were to mature and the option to convert to Class B common stock of Second Advantage was to expire on August 31, 1998. The notes accrued interest at a rate of 10%. The loans were repaid in November 1994.

         As of October 31, 1994, Second Advantage also had $1,000,000 in notes payable to two of its officers and directors. The notes accrued interest at 10%. Interest expense recorded on these notes was approximately $86,000 for the year ended October 31, 1994. These notes were originally issued on February 28, 1994, and were repaid in full on December 2, 1994.

         At October 31, 1993, Second Advantage also had $250,000 in notes payable to an officer and director of Second Advantage accruing interest at a rate of 10%. The note was repaid in February 1994.


(2) The corresponding receivable of Greater American is included in net assets of discontinued operations in the accompanying balance sheet, and was repaid during 1995.

(3) In October 1991, the Company borrowed $1,250,000 from a corporation owned by one of the Company's principal shareholders ("Payee") (the "Promissory Note"). The Promissory Note was due on November 1, 1996 and bears interest at an annual rate of 10.875% through November 1, 1994 and at the rate of 12% per year thereafter. The Promissory Note was issued pursuant to an Investment Agreement dated as of October 31, 1991 between the Company and the Payee, pursuant to which: (i) the Company issued to the Payee a warrant to purchase up to 125,000 shares of the Company's common stock at $8.00 per share, which was subsequently reduced to $6.875 per share on June 12, 1992 in consideration of certain consulting services rendered to the Company by the principal stockholder of the payee, (the "Warrant") and (ii) the Company and the Payee entered into an agreement (the "Registration Rights Agreement") whereby, subject to certain terms and conditions, the Company is obliged to register the shares of common stock issuable upon exercise of the warrant.

         On September 9, 1994, the Company offered the Payee the opportunity to exercise the Warrant in full at an exercise price of $6.00 per share during the ten day period from September 9 to September 19, 1994; provided, however, that the aggregate purchase price, $750,000, must be paid to the Company by the

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE F - (continued)

surrender to the Company, to the extent of $750,000, of the Promissory Note. On September 12, 1994, the Payee, pursuant to the Warrant and the Company's offer, simultaneously exercised the Warrant in full and paid the aggregate exercise price of $750,000 by the partial surrender of the Promissory Note. A charge to operations of $109,000 was recorded in 1994 reflecting the decrease in the exercise price. On September 16, 1994, the Company, at its option, paid the balance of the principal ($500,000) and accrued interest on the Promissory Note.

NOTE G - INCOME TAXES

         A reconciliation of the provision for income taxes for the years ended October 31, 1995, 1994 and 1993 and the amount computed by applying the statutory Federal income tax rate to (loss) income from continuing operations follows:

                                                1995                       1994                     1993
                                            ------------               -----------               -------
Computed expected provision
 (benefit) for income taxes                 $  (578,000)               $ 2,830,000               $(1,805,000)
Increase (decrease) in taxes
 resulting from 70%
  dividend exclusion                                 --                         --                   (71,000)
State and local taxes -
 net of Federal income
  tax benefit                                        --                         --                     6,000
Losses not available for
 carryback                                           --                         --                 1,904,000
Reduction of estimated
 other tax liabilities                               --                         --                  (554,000)
Changes in valuation
 allowance                                      578,000                 (2,830,000)                      --
                                            -----------                -----------               -----------
Actual benefit from
 income taxes                               $     -0-                  $     -0-                 $  (520,000)
                                            ===========                ===========               ===========

         The tax effect of the principal temporary differences at October 31, 1995 and 1994 are as follows:

Deferred tax assets                                                        1995                      1994
                                                                       -----------               --------
  Allowance for decline in market value
  of common stock                                                      $ 2,942,000               $ 2,646,000
  Net operating loss and credit carryforwards                           11,846,000                10,838,000
  Accruals not currently deductible for
   tax purposes                                                            374,000                   287,000
  Other                                                                                              530,000
                                                                       -----------               -----------
                                                                        15,162,000                14,301,000
  Less valuation allowance                                             (15,162,000)              (14,301,000)
                                                                       -----------               -----------
  Net deferred taxes                                                   $     -0-                 $     -0-
                                                                       ===========               ===========

         The deferred tax asset and valuation allowance was increased by $861,000 during 1995 to reflect the additional capital losses generated for tax purposes upon the disposition of Second Advantage and TCC Common Stock, and was reduced by $8,278,000 during 1994 to reflect the reduction in capital losses carryforward which expired in 1994.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE G - (continued)

         At October 31, 1995, the Company had net operating loss carryforwards as follows:

                   (Dollars in Thousands)
           Net
         Operating         Capital                            Expiration
           Loss             Loss            Other                Date
           ----             ----            -----                ----
                                                              10/31/96
                           $    40          $   43            10/31/97
                                               118            10/31/98
         $  1,886                              943            10/31/99
              440                              744            10/31/00
              211                                4            10/31/01
            7,502                               51            10/31/02
                                               335            10/31/03
            6,328                               27            10/31/04
            1,922                               19            10/31/05
              520                                             10/31/06
                                                              10/31/07
            2,109                                             10/31/08
            1,001            2,378                            10/31/09
            1,016            1,946                            10/31/10
         --------          -------          ------
         $ 22,935          $ 4,364          $2,284
         ========          =======          ======


NOTE H - REDUCTION OF ESTIMATED TAX LIABILITIES

         The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. In 1985 the Company received a distribution of $2,500,000 and recorded it as a liability for potential assessments resulting from tax examinations (TCC received $5,000,000 and CDC received $2,500,000). The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. After reviewing certain documents related to the tax examinations which were provided by TCC, and after consulting with its tax advisors, management concluded that a reduction of the liability of approximately $550,000 was appropriate in fiscal 1993. Based upon ongoing evaluation, management believes the amount accrued is adequate and no adjustment was recorded in fiscal 1995 and 1994.

NOTE I - STOCK PLANS

         During October 1991, the Board of Directors of the Company adopted a Stock Option Plan for Non-Employee Directors (the "Stock Option Plan for Non-Employee Directors") and a 1991 Stock Incentive Plan (the "1991 Stock Incentive Plan").

         Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation", issued in 1995, introduces a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE I - (continued)

FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No. 25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used. Certain additional disclosures are also required. The Company expects to disclose the proforma net income, earnings per share and other information as of the effective date of this pronouncement for the year ended October 31, 1997.

 A brief description of each plan is as follows:

1.       Stock Option Plan for Non-Employee Directors

         Up to 25,000 shares of common stock may be issued pursuant to the Stock Option Plan for Non-Employee Directors (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). The Stock Option Plan for Non-Employee Directors provides that each director of the Company who is not an employee of the Company or any subsidiary (and who has not been an employee for at least one year prior to the date of grant) shall be automatically granted an option to purchase up to 500 shares of common stock of the Company on the date of each annual meeting of stockholders at which he or she is elected as a director of the Company. Only nonqualified options may be granted under the Stock Option Plan for Non-Employee Directors, and the option exercise price shall be equal to the fair market value of a share of common stock of the Company on the date of the grant, and the options granted become exercisable six months after issuance.

         Pursuant to the Stock Option Plan for Non-Employee Directors, on April 8, 1992, the Company granted nonqualified options to two nonemployee directors of the Company to each purchase 500 shares of the Company's common stock at an exercise price of $6.75 per share which will expire in April 1997. On October 13, 1994, the Company granted nonqualified options to two nonemployee directors of the Company to each purchase 500 shares of the Company's common stock at an exercise price of $9.75 per share which will expire in October 1999. On April 11, 1995, the Company granted nonqualified options to two nonemployee directors of the Company to each purchase 500 shares of the Company's common stock at an exercise price of $15.00 per share which will expire in April 2000.

2.       1991 Stock Incentive Plan

         The 1991 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 300,000 shares of common stock of the Company may be issued pursuant to the 1991 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers and other key employees of the Company or any subsidiary are eligible to receive awards under the 1991 Stock Incentive Plan. The option exercise price of all options which are granted under the 1991 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant.

         Pursuant to the 1991 Stock Incentive Plan, on October 6, 1991, the Committee granted nonqualified stock options to the Company's President to purchase up to 150,000 shares of common stock at a purchase price of $7.00 per share, and to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $7.00 per share. The option which was granted to the Company's President terminates on April 8, 2000 and the option

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE I - (continued)

which was granted to the Company's Vice President terminates on April 8, 1997. On October 13, 1994, the Committee granted additional nonqualified stock options to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $9.75 per share, which terminate on April 13, 2000.

         A summary of the activity with respect to these plans is as follows:

                                            Non-
                                            employee          Per                                Per
                                            Directors'        Share            1991              Share
                                            Stock             Option           Stock             Option
                                            Option            Purchase         Incentive         Purchase
                                            Plan              Price            Plan              Price
                                            ----              -----            ----              -----
Balance at October 31, 1992
 and October 31, 1993                       1,000             $ 6.75            165,000          $ 7.00
Granted                                     1,000             $ 9.75             15,000          $ 9.75
                                            -----
Cancelled
                                                                                -------
Balance at October 31, 1994                 2,000                               180,000

Granted                                     1,000             $15.00
Cancelled
                                            -----                               -------
Balance at October 31, 1995                 3,000                               180,000
                                            =====                               =======

Currently exercisable                       3,000                               180,000
                                            =====                               =======

         During the year ended October 31, 1993, there was no activity with respect to these plans. At October 31, 1995, shares available for future grant are 22,000 under the Non-Employee Stock Option Plan and 120,000 under the 1991 Stock Incentive Plan.

3.       Warrants

         In 1993, the Company granted two stockholders a five-year warrant to purchase up to 25,000 shares of common stock of the Company at a purchase price of $6.00 per share and registration rights, at the Company's expense, with respect to these shares. These warrants were issued in consideration for a guarantee of payment of the bank loan (Note E) by these two principal stockholders of the Company. The Company recorded compensation expense of $25,000 in 1993 which represented the estimated fair value of these warrants.

NOTE J - EMPLOYEE BENEFIT PLANS

         In April 1985, the Company adopted its Retirement Income Plan (the "Retirement Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. Benefits were based upon a combination of employee compensation and years of service. The Company paid the entire cost of the plan for its employees and funded such costs as they accrued. The Company's funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equity and fixed income mutual funds.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE J - (continued)

         Benefit accruals have been frozen as of September 15, 1988, resulting in a plan curtailment. As a result of such curtailment, the Company will not accrue benefits for future services; however, the Company will continue to contribute as necessary for the unfunded liabilities.

         The Company has recorded liability for the excess of its accumulated benefit obligation over plan assets. The amount has been recorded as a noncurrent liability with an offsetting amount reported as a separate reduction of stockholders' equity.

         Assumptions used in the accounting were:

                                                                       1995    1994
                                                                       ----    ----
         Discount rates - liability                                    8.25%   8.50%
         Long-term rate of return - assets                             8.50    8.50


         A summary of the components of net periodic pension cost for 1995, 1994 and 1993 is as follows:

                                                               1995             1994             1993
                                                              ------           ------           -----
         Service cost - benefits earned
          during the period                                   $   -            $   -             $   -
         Interest cost on projected
          benefit obligation                                    82,884           81,278            82,121
         Actual return on plan assets                          (75,242)          (4,471)          (70,900)
         Net amortization and deferral                          24,144          (52,626)           15,070
                                                              --------         --------          --------
         Net pension cost of defined
          benefit plans                                       $ 31,786         $ 24,181          $ 26,291
                                                              ========         =========         ========

         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at October 31, 1995 and 1994:

                                                                 1995                      1994
                                                              ----------                  -------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                                    $ 1,040,710                $ 1,045,334
                                                              ===========                ===========
    Projected benefit obligations                             $(1,040,710)               $(1,045,334)
    Fair value of plan assets                                     981,763                    909,964
                                                              -----------                -----------
    Excess of projected benefit
     obligation over fair value
     of plan assets                                               (58,947)                  (135,370)
    Unrecognized net loss                                         408,900                    475,469
    Adjustment required to recognize
      minimum liability                                          (408,900)                  (475,469)
                                                              -----------                -----------
    Accrued pension cost                                      $   (58,947)               $  (135,370)
                                                              ===========                ===========

NOTE K - PREFERRED STOCK PURCHASE RIGHTS

         On January 7, 1988, the Board of Directors of the Company declared a dividend distribution of ten rights (as adjusted for a reverse stock split) for each outstanding share of the Company's common stock, par value $.10 per share, to stockholders of record at the close of business on January 21, 1988. Each right ("Right") entitles the registered holder to initially purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.10 per share, at a purchase price of $5.50 per Unit, subject to adjustment. The rights will be exercisable only if a person or group acquires beneficial ownership of 30% or more of the

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE K - (continued)

Company's common stock or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 30% or more of the Company's common stock. Upon the occurrence of such event, each holder who is not a party to the transaction may be entitled to purchase, under certain circumstances, at the Right's then current exercise price, shares of the Company's common stock having a value of twice the Right's then current exercise price. A committee of the Company's Board of Directors, comprised exclusively of Continuing Directors or Independent Directors, as defined in the Rights Agreement, pursuant to which the Rights were issued, is entitled to redeem the Rights if the committee
determines   that  such  event  is  in  the  best   interest  of  the  Company's
stockholders.
The Rights expire on January 7, 1998.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.       Leases and Other Commitments

         The Company has no significant annual rental obligations under noncancellable operating leases in force at October 31, 1995. Rental expense amounted to approximately $29,000 for the Company in 1995 and 1994, net of subleased income of $237,000 in 1994.

2.       Legal Proceedings

Berlex Laboratories, Inc. v. Cooper Life Sciences, Inc., et al.

         In June 1988, Berlex Laboratories, Inc. ("Berlex") filed a number of related actions naming as defendants, the Company and others. On April 17, 1995 a final settlement agreement was reached, to which the Company contributed approximately $21,000.

Spalti v. Cooper Life Sciences, Inc.

         Gerald H. Spalti and his spouse brought an action in March 1992 against the Company in the Superior Court of California, Contra Costa County, for personal injuries allegedly suffered during a surgical procedure using laser equipment manufactured by the Company. In May of 1993, at the conclusion of the presentation of evidence at trial, the Court, as a matter of law, found in favor of the Company ruling that Mr. Spalti's injuries were not caused by a malfunction of the laser equipment. Thereafter, Spalti appealed the case and in November 1995, the appellate court upheld the judgement in favor of the Company.

Heraeus Lasersonics, Inc. v. Cooper Life Sciences, Inc.

         On November 22, 1992, Heraeus Surgical, Inc. formerly known as Heraeus Lasersonics, Inc. ("Heraeus") filed an action in Santa Clara County Superior Court (the "California Action"). In this action, Heraeus, the successor to the Company's medical laser business, claims that the Asset Purchase Agreement, dated May 11, 1988, (the "Asset Purchase Agreement") between the parties obligates the Company to indemnify Heraeus with respect to lawsuits in which the plaintiff alleges injury caused by a laser sold by the Company prior to the date of the Asset Purchase Agreement. Heraeus claims, in particular, that the Company is required to indemnify it for monies expended by Heraeus in defending, and in settlement of, an Ohio lawsuit, referred to as the Sutyak action. Heraeus also raises claims based on the principles of equitable indemnity, fraud and breach of contract and seeks a declaratory judgement as to the proper interpretation of the parties' obligations under the Asset Purchase Agreement. In a proposed first

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1995, 1994 and 1993

NOTE L - (continued)

amended complaint, Heraeus seeks to add cases in addition to the Sutyak action, a California lawsuit referred to as the Spalti action and a Montana lawsuit referred to as the Stukey action.

         The Company has filed a cross-claim asserting that it has no duty to indemnify Heraeus under the terms of the Asset Purchase Agreement and that part or all of the damages in the Sutyak action were caused by Heraeus' independent negligence, breach of its duty to warn and/or its liability with respect to its own product. The Company's cross-claims also seek indemnification from Heraeus both under the Asset Purchase Agreement and under common law principles for monies expended by the Company in defending and in settlement of the Sutyak action and seeks a declaratory judgement that Heraeus is obligated to defend the Company in products liability cases involving lasers used after the date of the Asset Purchase Agreement. The court has scheduled a settlement conference for February 28, 1996 and has set the California Action for trial beginning March 4, 1996. The Company plans to vigorously defend the California Action.

Other Actions

         The Company is also a defendant in certain other litigation relating to its former business operations. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters should not have a material impact on the financial position or results of operations of the Company. The Company accrued $250,000 for legal matters which the Company believes to be an adequate provision.

3.       Employment Agreements

         The Company entered into employment contracts with its President and Vice President commencing November 1, 1994. The contracts provide for a minimum annual salary of $120,000 for its President and $90,000 for its Vice President, each through 1997, plus an annual bonus at the discretion of the Board of Directors. The Company's employment contract with its President was terminated upon his death in May 1995.

SCHEDULE II


                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In Thousands)

         Column A                   Column B                           Column C                  Column D         Column E
         --------                   --------                           --------                  --------         --------

                                                                       Additions
                                                                (1)              (2)

                                                                               Charged to
                                    Balance at                Charged to          other          Deduc-           Balance at
                                    beginning                 costs and        accounts -        tions -            end of
         Description                of period                 expenses          describe         describe           period
         -----------                ---------                 --------         ----------        --------          ---------
 Valuation allowance
  for marketable
  securities at
  October 31, 1995                  $   -0-                                                                       $   -0-
                                     --------                                                                      ------

 Valuation allowance
  for marketable
  securities at
  October 31, 1994                  $ 11,822                  $ (9,813)        $ (2,009)(A)                       $   -0-
                                     --------                  ---------        --------                           ------

 Valuation allowance
  for marketable
  securities at
  October 31, 1993                  $ 8,488                   $ 3,334                                             $ 11,822
                                     --------                  ---------                                           -------

(A) Recorded as cumulative effect of change in accounting principle on October 31, 1994 when Statement of Financial Accounting Standards No. 115 was adopted.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.
                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant

         The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement relating to its 1996 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 11.          Management Remuneration and Transactions

         The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement relating to its 1996 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Managers

         The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement relating to its 1996 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

ITEM 13.          Certain Relationships and Related Transactions

         The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement relating to its 1996 annual meeting of stockholders, to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Documents filed as part of this Report:

         (i)  Financial Statements

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of October 31, 1995 and 1994 Consolidated Statements of Operations for the Years Ended October 31, 1995, 1994 and 1993
         Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows for the Years Ended October 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

         (ii)  Financial Statement Schedules

         Schedule
         Number            Description
         ------            -----------
         II.      Valuation and qualifying accounts

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (iii)  Exhibits

Exhibit
Number            Description
------            -----------
 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1988).
 3.2      Certificate  of Amendment  of Restated  Certificate  of  Incorporation
          (incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988).
 3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987).
 3.4 By-laws of the Company (incorporated by reference to Exhibit 3(e) to the Company's Current Report on Form 8-K dated May 2, 1990).
 4.1 Rights Agreement dated as of January 7, 1988, between the Company and The First National Bank of Boston (incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 7, 1988).
 4.2 Amendment No. 1 to Rights Agreement effective as of December 20, 1990, between the Company and The First National Bank of Boston (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 17, 1991).
 4.3 Amendment No. 2 to Rights Agreement, dated as of April 8, 1992, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated April 20, 1992).
10.1 Assignment, Assumption and Indemnification Agreement dated October 25, 1984 between Cooper Laboratories, Inc. and the Company (incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).


10.2 Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).

10.3 Joint Amendment dated as of June 14, 1985, to the Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30, 1990).
10.4     1991 Stock Incentive Plan of the Company. (incorporated by reference to
          Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.5 Stock Incentive Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.6 Registration Rights Agreement, dated as of October 31, 1991, between the Company and Momar Corp. (incorporated by reference to Exhibit
          10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.7 Corporate Assumption of Tax Liability dated December 10, 1985 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated April 20, 1992).
10.8 Settlement Agreement, dated as of June 14, 1993, between the Company and The Cooper Companies, Inc. (incorporated by reference to Exhibit
          10.25 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30, 1993).
10.9 Exchange Agreement, dated as of June 14, 1993, between the Company and The Cooper Companies, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30, 1993).
10.10 Common Stock Purchase Warrant, dated as of August 31, 1993, granting Mr. Mel Schnell the right to purchase up to 25,000 shares of Common Stock of the Company at any time and from time to time during the five-year period ending August 31, 1998 (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).

Exhibit
Number            Description
------            -----------
10.11 Common Stock Purchase Warrant, dated as of August 31, 1993, granting Mr. Moses Marx the right to purchase up to 25,000 shares of Common Stock of the Company at any time and from time to time during the five-year period ending August 31, 1998 (incorporated by reference to
          Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).
10.12 Registration Rights Agreement, dated as of August 31, 1993, by and between the Company and Mr. Mel Schnell (incorporated by reference to
          Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).
10.13 Registration Rights Agreement, dated as of August 31, 1993, by and between the Company and Mr. Moses Marx (incorporated by reference to
          Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).
10.14 Asset Purchase Agreement, dated as of November 23, 1994, by and between The Long Island Savings Bank, FSB and Entrust Financial Corporation (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K dated December 13, 1994).
10.15 Employment Agreement, dated as of November 1, 1994, between the Company and Mel Schnell. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1994).
10.16 Employment Agreement, dated as of November 1, 1994, between the Company and Steven Rosenberg. (incorporated by reference to Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1994).
10.17 Amendment No. 1 to the Settlement Agreement between the Company and The Cooper Companies, Inc., dated January 16, 1995. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1994).
10.18 Promissory Note of the Company in the principal amount of $1.5 million, payable to the order of Commercial Bank of New York, dated January 31, 1995. (incorporated by reference to Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended January 31, 1995).
10.19 Redemption Agreement, dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage Mortgage Corporation, Emanuel Nadler, Efraim Nadler, Greater American Finance Group, Inc., Albert C. Kocourek, James W. Raker, H. Franklin Green III and the Company. (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30,
          1995).
21.      Subsidiaries of the Company.
27.      Financial Data Schedule

         (b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended October 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COOPER LIFE SCIENCES, INC.

                               By:       /s/  Steven Rosenberg
                                         ----------------------------
                                              Steven Rosenberg
                                      Acting President (Chief Executive Officer)


                               Date:      January 29, 1996
                                         ----------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       -----
                                                     Acting
                                                     President (Chief
                                                     Executive Officer and
                                                     Principal Financial and
                                                     Accounting Officer);
/s/  Steven Rosenberg                                Director                                    January 29, 1996
-----------------------------
      Steven Rosenberg


/s/  William Cohen                                   Director                                    January 29, 1996
-----------------------------
      William Cohen


/s/  Moses Marx                                      Director                                    January 29, 1996
-----------------------------
      Moses Marx


/s/ Randolph B. Stockwell                            Director                                    January 29, 1996
-----------------------------
    Randolph B. Stockwell
