Form 10-K405/A
period 1995-10-31
COOPER LIFE SCIENCES INC
filed 1996-02-13
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K-A
                                (Amendment No. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1995, as set forth in the pages attached hereto:

ITEM 10.      Directors and Executive Officers of the Registrant
ITEM 11.      Management Remuneration and Transactions
ITEM 12.      Security Ownership of Certain Beneficial Owners and Managers
ITEM 13.      Certain Relationships and Related Transactions

                                    PART III

ITEM 10.          Directors and Executive Officers of the Registrant

          The individuals identified in the chart below constitute the current directors and executive officers of the Company.

                                   Director
         Name             Age        Since           Office
         ----             ---      --------          ------
William L. Cohen          54         1993            Director
Moses Marx                60         1995            Director
Steven Rosenberg          47         1995            Director, Acting President,
                                                       Vice President and Chief
                                                       Financial Officer
Randolph B. Stockwell     48         1988            Director

                          ---------------------------


          Mr. Cohen has been a director since July 1993. Mr. Cohen is President, Chief Executive Officer and Chairman of the Board of Andover Togs, Inc., an apparel manufacturing company, positions he has held for more than the past five years.

          Mr. Marx has been a director since May 1995. Mr. Marx has been a general partner in United Equities Company (a securities brokerage firm) since 1954 and a general partner in United Equities Commodities Company (a commodities brokerage firm) since 1972. He is also President of Momar Corp. (an investment company). Mr. Marx is a director of Bio Technology general Corp. (a developer and manufacturer of biotechnology products) and The Cooper Companies, Inc. (a developer and manufacturer of healthcare products).

          Mr. Rosenberg has been Vice President and Chief Financial Officer of the Company since 1990 and since May 1995, he has also served as acting President. Mr. Rosenberg has been a director since May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc.

          Mr. Stockwell has been a director since July 1988. He has been a private investor for over ten years. He has served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

          There are no family relationships among any of the Company's current directors or executive officers.

ITEM 11.          Management Remuneration and Transactions

Executive Compensation
                           SUMMARY COMPENSATION TABLE

          The table below shows compensation paid in or with respect to each of the last three fiscal years to the person who served as the Company's chief executive officer during fiscal 1995. No executive officer received annual cash compensation in excess of $100,000 during fiscal 1995.




                                     Annual Compensation
                                    -------------------------
Name and
Principal Position                  Year             Salary
------------------                  ----             --------
Mel Schnell                         1995             $ 60,000
 President and                      1994             $120,000
 Chief Executive                    1993             $120,000
 Officer

Steven Rosenberg(1)                 1995             $ 90,000
 Acting President,                  1994             $ 90,000
 Vice President and                 1993             $ 90,000
 Chief Financial
 Officer

------------------
(1)  Mr. Rosenberg assumed the position of Acting President in May 1995.

               OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 1995

          There were no option grants to any employee of the Company in fiscal year ended October 31, 1995.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED
               OCTOBER 31, 1995 AND FISCAL YEAR END OPTION VALUES



                                      Number of Securities       Value of Unexercised
                                    Underlying Unexercised       In-the-Money Options
                  Shares Acquired  Options at Fiscal Year End     at Fiscal Year End
Name                On Exercise     Exercisable/Unexercisable   Exercisable/Unexercisable *
----                -----------     -------------------------   -------------------------
Mel Schnell             -0-           150,000 /       0           $225,000  / $    0
Steven Rosenberg        -0-            30,000 /       0           $ 22,500  / $    0



* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock.

Employment Agreements

          During fiscal 1995, Mr. Schnell was employed as President and Chief Executive Officer of the Company pursuant to an employment Agreement (the "Agreement") which terminated upon Mr. Schnell's death in May 1995. Pursuant to the Agreement, Mr. Schnell was paid a base salary at the rate of $120,000 per annum.

          Simultaneously with the execution and delivery of the Agreement in 1991, Mr. Schnell was granted an option to purchase up to 150,000 share of Common Stock of the Company pursuant to the Company's 1991 Stock Incentive Plan (the "Incentive Plan") which is described below. The option exercise price is $7.00 per share, which was the fair market value of a share of Common stock on the date of grant.

          Pursuant to an employment Agreement between the Company and Steven Rosenberg dated as of November 1, 1994 (the "1994 Agreement"), Mr. Rosenberg agreed to continue to serve as the Company's Vice President and Chief Financial Officer during the three year period ending on October 31, 1997 (previously, he had been serving in that capacity on an "at will" basis). The 1994 Agreement provides that during the period of employment Mr. Rosenberg shall devote all of his business time to the business of the Company and its subsidiaries as is from time to time appropriate under the circumstances. As compensation for such services, Mr. Rosenberg is paid a base salary at the rate of $90,000 per annum, plus such annual bonus payments as the Board of Directors of the Company may in its discretion determine to be appropriate under the circumstances.

Compensation of Directors

          Each director who is not an employee of the Company receives monthly fees of $1,000 for serving as a director of the Company and $1,000 for each day during which he participates in a meeting of the Board and, if on a separate day, $500 for each day during which he participates in a meeting of a committee of the Board of which is a member. See "Stock Option Plan for Non-Employee Directors" below for additional compensation received by directors.

Benefit Plans

          Except as set forth below under "Stock Plans", the Company does not maintain any pension, profit-sharing or other incentive compensation plans for the benefit of any of its current employees.

Stock Plans

          In 1991, the Board of Directors of the Company adopted a Stock Option Plan for Non-Employee Directors (the "Stock Option Plan for Non-Employee Directors") and a 1991 Stock Incentive Plan (the "1991 Stock Incentive Plan"). A brief description of each plan is as follows:

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

          Pursuant to the Stock Option Plan for Non-Employee Directors, on April 8, 1992, the Company granted nonqualified options to two nonemployee directors of the Company to each purchase 500 shares of the Company's common stock at an exercise price of $6.75 per share which options will expire in April 1997. Pursuant to the plan, on October 13, 1994, the Company granted nonqualified options to its two current nonemployee directors to each purchase 500 shares of the Company's common stock at an exercise price of $9.75 per share which options will expire in October 1999. Pursuant to the plan, on April 11, 1995, the Company granted nonqualified options to its two current nonemployee directors to each purchase 500 shares of the Company's common stock at an exercise price of $15.00 per share which options will expire in April 2000.

1991 Stock Incentive Plan

          The 1991 Stock Incentive Plan permits the granting of awards in the forms of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 300,000 shares of common stock of the Company may be issued pursuant to the 1991 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers and other key employees of the Company or any subsidiary are eligible to receive awards under the 1991 Stock Incentive Plan. The option exercise price of all options which are granted under the 1991 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant.

          Pursuant to the 1991 Stock Incentive Plan, on October 6, 1991, the Committee administering the Plan granted nonqualified stock options to Mel Schnell, the Company's then President, to purchase up to 150,000 shares of common stock at a purchase price of $7.00 per share and to Steven Rosenberg, the Company's Vice President, to purchase up to 15,000 shares of common stock at a purchase price of $7.00 per share. The option granted to Mr. Schnell terminates on the eighth anniversary of its effective date and the option granted to Mr. Rosenberg terminates on the fifth anniversary of its effective date.

          On October 13, 1994, the Committee granted additional nonqualified stock options to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $9.75 per share which terminates on the fifth anniversary of its effective date.

ITEM 12.          Security Ownership of Certain Beneficial Owners and Management


          The following table sets forth certain information regarding ownership of the Company's Common Stock as of January 17, 1996, by each director, each executive officer named in the Summary Compensation table and by all directors and executive officers as a group.




                                    Number of                       Percent
Name of Beneficial Owner             Shares                         of Class
------------------------           ----------                       ---------
William Cohen                           1,000(1)                         *
Moses Marx                            759,157(2)                      35.5%
Steven Rosenberg                       30,000(3)                       1.4%
Randolph B. Stockwell                   1,500(4)                         *
All executive officers and
 directors as a group (4 persons)     791,657(5)                      36.5%

________________
*  Less than 1%.

(1)       Issuable  upon the exercise of options  which have been granted to Mr.
          Cohen  under  the  Company's   Stock  Option  Plan  for   Non-Employee
          Directors.

(2) Includes 25,000 shares of Common Stock which are issuable upon the exercise of warrants which are owned by Mr. Marx. Does not include 31,976 shares of Common Stock which are held in a trading account of a brokerage firm of which Mr. Marx is a general partner. Mr. Marx's address is 160 Broadway, First Floor, New York, New York 10038.

(3) Issuable upon the exercise of outstanding options which have been granted to Mr. Rosenberg.

(4) Issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's Stock Option Plan for Non-Employee Directors.

(5) Includes 32,500 shares of Common Stock which are issuable upon the exercise of outstanding options and 25,000 shares of Common Stock which are issuable upon the exercise of warrants.

Principal Securityholders

          The following table sets forth certain information regarding ownership of the Company's Common Stock as of January 17, 1996, by those individuals or groups, other than Mr. Marx, who have advised the Company that they own more than five percent (5%) of the Company's Common Stock.



                                    Common Stock Beneficially Owned
                                    -------------------------------
                                    Number of                           Percent
                                     Shares                             of Class
                                    ---------                           --------
The Estate of Mel Schnell(1)         491,250                              21.5%
6 Maiden Lane, 3rd Floor
New York, New York 10038

--------------------
(1) Based upon filings made by Mr. Schnell with the Securities and Exchange Commission, as of the above date, Mr. Schnell's Estate was the beneficial owner of 491,250 shares of Common Stock of The Company. That amount includes 150,000 shares of Common Stock which are issuable upon the exercise of options granted to Mr. Schnell under the Company's 1991 Stock Incentive Plan, 25,000 shares of Common Stock which are issuable upon the exercise of warrants owned by Mr. Schnell and 100,000 shares of Common Stock which are owned by a family partnership.


ITEM 13.          Certain Relationships and Related Transactions

          In October 1991, the Company borrowed $1,250,000 from a corporation principally owned by Moses Marx, one of the Company's principal shareholders, ("Payee") (the "Promissory Note"). The Promissory Note was due on November 1, 1996 and bears interest at an annual rate of 10.875% through November 1, 1994 and at the rate of 12% per year thereafter.

         The Promissory Note was issued pursuant to an Investment Agreement dated as of October 31, 1991 between the Company and the Payee, pursuant to which: (i) the Company issued to the Payee a warrant (the "Warrant") to purchase up to 125,000 shares of the Company's common stock at $8.00 per share, which was subsequently reduced to $6.875 per share on June 12, 1992 in consideration of certain consulting services rendered to the Company by the principal stockholder of the Payee, and (ii) the Company and the Payee entered into an agreement (the "Registration Rights Agreement") whereby, subject to certain terms and conditions, the Company is obliged to register the shares of common stock issuable upon exercise of the Warrant.

          On September 9, 1994, to induce the Payee to exercise the Warrant, the Company offered the Payee the opportunity to exercise the Warrant in full at an exercise price of $6.00 per share during the ten day period from September 9 to September 19, 1994; provided, however, that the aggregate purchase price, $750,000, must be paid to the Company by the surrender to the Company, to the extent of $750,000, of the Promissory Note. On September 12, 1994, the Payee, pursuant to the Warrant and the Company's offer, simultaneously exercised the Warrant in full and paid the aggregate exercise price of $750,000 by the partial surrender of the Promissory Note. On September 16, 1994, the Company, at its option, paid the balance of the principal ($500,000) and accrued interest on the Promissory Note.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                                      COOPER LIFE SCIENCES, INC.



                                      By:    /s/ Steven Rosenberg
                                           -------------------------
                                             Steven Rosenberg
                                             Vice President and Chief
                                             Financial Officer

Dated:  February 13, 1996
        -----------------