Form 10-Q
period 1996-01-31
COOPER LIFE SCIENCES INC
filed 1996-03-07
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 1996

                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15 (d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649


                           COOPER LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                               94-2563513
-------------------------------                  --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 Broadway, New York, New York                          10038
----------------------------------------               -----------
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

Yes  X   No
    ---     ---

        As of March 7, 1996, there were 2,122,695 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------
             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        January 31, 1996 and October 31, 1995                               3

        Consolidated Statements of Operations
        For The Three Months Ended
        January 31, 1996 and 1995                                           4

        Condensed Statements of Consolidated
        Cash Flows For The Three Months Ended
        January 31, 1996 and 1995                                           5

        Notes to Consolidated Condensed
        Financial Statements                                                6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                       8

             PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   9

Item 6. Exhibits and Reports on Form 8-K                                   10

Signature                                                                  11

Index of Exhibits



                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)
                                   (Unaudited)



                                                        January 31,   October 31,
                                                           1996          1995
                                                        -----------   -----------

ASSETS

Cash and cash equivalents                                 $     10     $    341
Marketable Securities:
 The Cooper Companies, Inc. Common Stock                    15,967       13,645
 Executone Information Systems, Inc. Common Stock            3,062         --
Due from Second Advantage                                      194          194
Prepaid expenses and other                                      93           81
Investment in Unistar Gaming Corp.                              --        4,812
Investment in Executone Preferred Stock                      2,096           --
Furniture, fixtures and equipment, net                          25           29
                                                          --------     --------
                                                          $ 21,447     $ 19,102
                                                          --------     --------
                                                          --------     --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings                                           $  1,500     $  1,500
Accounts payable and accrued liabilities                     1,259        1,312
                                                          --------     --------

                                                             2,759        2,812

Stockholders' Equity

 Preferred stock - $.10 par value:
  6,000,000 shares authorized: none issued                      --           --

 Common stock - $.10 par value: 6,000,000
  Authorized -- 6,000,000 shares
  Issued     -- 2,516,095 shares
  Outstanding--
   January 31, 1996, 2,122,695 shares
   October 31, 1995, 2,111,695 shares                          251          251
Additional paid-in capital                                  78,243       78,283
Unrealized gain on marketable securities                     3,858        1,389
Accumulated deficit                                        (61,293)     (61,120)

Less: Common stock in treasury - at cost;
 January 31, 1996, 393,400 shares
 October 31, 1995, 404,400 shares                           (1,962)      (2,104)
Minimum pension liability adjustment                          (409)        (409)
                                                          --------     --------

Total Stockholders' Equity                                  18,688       16,290
                                                          --------     --------
                                                          $ 21,447     $ 19,102
                                                          --------     --------
                                                          --------     --------




            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Figures)
                                   (Unaudited)


                                                        For the Three Months Ended
                                                              January 31,
                                                        --------------------------
                                                           1996          1995
                                                           ----          ----
        Revenues

Interest and other income                                 $      3     $     12
                                                          --------     --------
                                                                 3           12
                                                          --------     --------

        Expenses
General and administrative                                     136          356
Interest                                                        40           38
                                                          --------     --------
        Total expenses                                         176          394
                                                          --------     --------

Loss from continuing operations                               (173)        (382)
Gain on sale of and results from
 discontinued operations                                        --        3,650
                                                          --------     --------

Net income (loss)                                         $   (173)    $  3,268
                                                          --------     --------
                                                          --------     --------

Net income (loss) per share
 Continuing operations                                    $   (.08)    $   (.17)
 Discontinued operations                                        --         1.64
                                                          --------     --------

Net income (loss) per share                               $   (.08)    $   1.47
                                                          --------     --------
                                                          --------     --------

Average number of shares outstanding                         2,113        2,222
                                                          --------     --------
                                                          --------     --------



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                            Three Months Ended
                                                               January 31,
                                                            -------------------
                                                             1996        1995
                                                             ----        ----
  Cash flows from operating activities:

Net income (loss)                                            $(173)     $ 3,268
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:

Gain on sale and results of discontinued operations             --       (3,650)
Depreciation and amortization                                    4            3
Changes in assets and liabilities:
 (Increase) decrease in prepaid expenses and other              25          (53)
 Increase (decrease) in accounts payable and other
  accrued liabilities                                           13          (75)
                                                             -----      -------

 Net cash used in operating activities                        (131)        (507)
                                                             -----      -------


  Cash flows from investing activities:

Cash from sale of discontinued operations                       --       21,006
Investment in Unistar gaming Corp.                            (200)          --
Issuance of common stock from treasury                          --           26
                                                             -----      -------

Net cash provided by (used in) investing activities           (200)      21,032
                                                             -----      -------

  Cash flows from financing activities:

Decrease in notes payable - affiliate                           --       (2,300)
Payment of warehouse borrowing related to
 discontinued operations                                        --      (18,033)
                                                             -----      -------

 Net cash used in financing activities                           0      (20,333)
                                                             -----      -------

 Net increase (decrease) in cash and cash equivalents         (331)         192
 Cash and cash equivalents - Beginning of period               341          444
                                                             -----      -------
 Cash and cash equivalents - End of period                $     10     $    636
                                                             -----      -------
                                                             -----      -------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                $     40     $     38
 Cash used to pay taxes                                   $     --     $     --




            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                            January 31, 1996 and 1995

NOTE 1. - Business Of The Company

     On November 30, 1994, Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), sold substantially all of the assets of its mortgage banking business and as of March 31, 1995 disposed of its remaining interest in the business. The Company's mortgage banking operations were considered to be a discontinued operation as of October 31, 1994. The Company is not presently engaged in any business operations and is currently investigating new business opportunities.

     On December 19, 1995, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of Unistar Gaming Corp. Common Stock (the "UGC Common Stock"), including all of the shares of UGC Common Stock owned by the Company. (See Note 3 for more information on the acquisition and disposition of Unistar Gaming Corp).

     The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1995 financial statements have been reclassified to conform to the current year's presentation. Interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of January 31, 1996 and October 31, 1995 and the consolidated results of its operations for the three month periods ended January 31, 1996 and 1995, and its consolidated cash flows for the three month periods ended January 31, 1996 and 1995.

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

     On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable equity securities not held as trading assets in anticipation of short-term market movements are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At January 31, 1996, the Company considers all of its marketable securities to be available-for-sale securities and, as such, are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements - Continued
                            January 31, 1996 and 1995

     The Company owns approximately 20% of the outstanding TCC Common Stock and intends to liquidate its holdings of TCC Common Stock in an orderly fashion which should result in a holding of less than 20% of the outstanding TCC Common Stock. Accordingly, management believes that fair value is the most meaningful method of valuing this investment.

NOTE 3. - Unistar Gaming Corp.

     On February 28, 1995, Unistar Gaming Corp., a newly formed wholly owned subsidiary of the Company, ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. The shares of UGC Common Stock owned by the Company were purchased for approximately $4.8 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

     On December 19, 1995, pursuant to an Agreement and Plan of Merger, Executone Information Systems, Inc. ("Executone") acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company. In exchange for its shares of UGC Common Stock, the Company received a) 1,166,520 shares of Executone Common Stock ("Executone Common Stock"), b) 78,819 shares of Executone Series A Preferred Stock ("Executone Series A Preferred Stock"), and c) 31,528 shares of Executone Series B Preferred Stock ("Executone Series B Preferred Stock"). The Company has agreed to certain restrictions in connection with the sale, transfer, assignment, pledge or grant of a security interest in its Executone Common and Preferred Stock. All such restrictions expire on December 31, 1996.

     Each share of Executone Series A and Series B Preferred Stock has voting rights equal to a share of Executone Common Stock and will earn dividends equal to its proportionate share (18.5% for Series A and 31.5% for Series B) of 50% of UGC's net income. The Executone Series A and Series B Preferred Stock owned by the Company is redeemable at Executone's option for approximately 1.55 million shares and 2.64 million shares, respectively, of Executone Common Stock and is convertible at the Company's option, if certain revenue and profit parameters are met by UGC, for up to approximately 1.55 million shares and 2.64 million shares, respectively, of Executone Common Stock. The Executone Series B Preferred Stock is subject to the approval of Executone's shareholders for redemption or conversion into Executone Common Stock. There can be no assurance, however, that UGC will earn net income sufficient to pay dividends on the Executone Series A and Series B Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the Company to convert the Executone Series A and Series B Preferred Stock into Executone Common Stock.

     Not later than August 31, 1996, Executone is obligated to file with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued on the Closing Date plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements - Continued
                            January 31, 1996 and 1995

NOTE 4. - Discontinued Operations

     On October 31, 1994, management of the Company formulated a plan to discontinue its mortgage banking business. Accordingly the entire mortgage banking operations of the Company's majority owned subsidiary, Second Advantage Mortgage Corp. ("Second Advantage"), and its wholly owned subsidiary, Entrust Financial Corp. ("Entrust"), have been considered a discontinued operation as of October 31, 1994.

     On November 30, 1994, Entrust sold its entire origination business to The Long Island Savings Bank, FSB ("LISB") for approximately $31 million in cash. Approximately $750,000 of the purchase price will be retained in an interest bearing escrow account (the "LISB Escrow") through 1996 as security for the performance or payment of indemnification obligations, if any, of Entrust to LISB.

     Pursuant to a Redemption Agreement dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage and all of its stockholders, including the Company, Second Advantage purchased all of its outstanding capital stock held by the Company for a cash purchase price of approximately $3,879,000 plus certain contingent considerations consisting primarily of 50% of the first $763,800 to be received from the LISB Escrow in 1995 and 1996. In September 1995, the Company received a contingent payment of approximately $188,000 from the LISB Escrow.

NOTE 5. - Borrowings

     In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of the mortgage banking business. This loan, which the Company has renewed, is currently payable on May 27, 1996. In November 1993, the Company arranged a $500,000 revolving line of credit facility with the bank. At January 31, 1996, there were no borrowings against the revolving line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.25% at January 31, 1996) plus 1.5%. Payment of the loan and revolving line of credit is secured by shares of The Cooper Companies, Inc. Common Stock owned by the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

General

     The Company is not presently engaged in any business operations and is currently investigating new business opportunities. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

Results of Operations for the Three Months Ended January 31, 1996 Compared to the Three Months Ended January 31, 1995.

     Discontinued Operations. For the three months ended January 31, 1995, the net income from discontinued operations of approximately $3,650,000 includes the Company's share of the gain on the sale of the majority of the mortgage banking business to LISB in November 1994.

     Costs and Expenses. Total expense for the three months ended January 31, 1996 was $175,000 as compared to $382,000 for the three months ended January 31, 1995. General and administrative expenses in 1996 decreased by $220,000 to $136,000 from $356,000 in the year ago period. The decrease was due primarily to a decrease in professional fees of approximately $164,000 and a decrease in salaries of approximately $30,000.

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

     The Company did not have any material capital commitments at January 31, 1996.

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

     On February 26, 1996, the Company and Heraeus entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the parties agreed to (i) settle all of the hereinabove mentioned claims, (ii) be subject to the rights and obligations of each other, if any, under the Asset Purchase Agreement until February 26, 1999 and thereafter, with respect to third party claims first made after February 26, 1996, to be subject to and governed by the principles of equity indemnity. As part of the Settlement Agreement, the Company will pay to Heraeus the sum of $62,500 in March 1996 and will make three additional payments to Heraeus in May, August and November 1996, each in the amount of $62,500. These amounts were charged against net income in fiscal 1995.

Other Actions

     The Company is also a defendant in certain other litigation relating to its former business operations. In the opinion of management, based on the advice of legal counsel, the ultimate outcome of these matters should not have a material impact on the financial position or results of operations of the Company.


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits


        Exhibit
        Number              Description
        -------             -----------
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


                                       COOPER LIFE SCIENCES, INC.
                                             (Registrant)



Date:  March 7, 1996                   By:      /s/  Steven Rosenberg
                                           ------------------------------
                                           Steven Rosenberg
                                           Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                             Sequential
Number          Description                                         Page Number
-------         -----------                                         -----------
27              Financial Data Schedule                                 13


