Form 10-Q
period 1996-04-30
COOPER LIFE SCIENCES INC
filed 1996-06-12
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  APRIL 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649


                           COOPER LIFE SCIENCES, INC.
                    _______________________________________
             (Exact name of registrant as specified in its charter)


DELAWARE                                               94-2563513
_______________________________                  _______________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 BROADWAY, NEW YORK, NEW YORK                    10038
________________________________________         _______________________
(Address of principal executive offices)         (Zip Code)


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

Yes   X      No
     ----       ----

     As of June 11, 1996, there were 2,172,695 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        PAGE NO.
                                                                        _______
        PART I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of
               April 30, 1996 and October 31, 1995                       3

               Consolidated Statements of Operations
               For The Three and Six Months Ended
               April 30, 1996 and 1995                                   4

               Condensed Statements of Consolidated
               Cash Flows For The Six Months Ended
               April 30, 1996 and 1995                                   5

               Notes to Consolidated Condensed
               Financial Statements                                      6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             8


        PART II       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                          9

Signature                                                                10

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      April 30,       October 31,
                                                                         1996             1995
                                                                      _________       ____________
ASSETS

Cash and cash equivalents                                             $     225        $     341
Marketable Securities:
 The Cooper Companies, Inc. common stock                                 25,548           13,645
 Executone Information Systems, Inc. common stock                         3,791               --
Due from Second Advantage                                                   194              194
Prepaid expenses and other                                                   50               81
Investment in Unistar Gaming Corp.                                           --            4,812
Investment in Executone Preferred Stock                                   2,096               --
Furniture, fixtures and equipment, net                                       22               29
                                                                      ---------        ---------
                                                                      $  31,926        $  19,102
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings                                                       $   1,700        $   1,500
Accounts payable and accrued liabilities                                  1,190            1,312
                                                                      ---------        ---------
                                                                          2,890            2,812

Stockholders' Equity
 Preferred stock - $.10 par value:
 6,000,000 shares authorized: none issued                                    --               --

Common stock - $.10 par value:
 Authorized   -- 6,000,000 shares
 Issued       -- 2,566,095 shares                                           256              251
 Outstanding  --
  April 30, 1996,   2,172,695 shares
  October 31, 1995, 2,111,695 shares
Additional paid-in capital                                               78,538           78,283
Unrealized gain on marketable securities                                 14,167            1,389
Accumulated deficit                                                     (61,554)         (61,120)

Less: Common stock in treasury - at cost;
 April 30, 1996,   393,400 shares
 October 31, 1995, 404,400 shares                                        (1,962)          (2,104)
Minimum pension liability adjustment                                       (409)            (409)
                                                                      ---------        ---------

Total Stockholders' Equity                                               29,036           16,290
                                                                      ---------        ---------

                                                                      $  31,926        $  19,102
                                                                      =========        =========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)


                                                                FOR THE                      FOR THE
                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  APRIL 30,                  APRIL 30,
                                                           ____________________          _________________
                                                            1996         1995            1996        1995
                                                            ____         ____            ____        ____

        Revenues
Interest and other income                                  $     1      $     3         $     4     $    15
Loss on sales of marketable securities                          --         (188)             --        (188)
                                                           -------      -------         -------     -------
                                                                 1         (185)              4        (173)
                                                           -------      -------         -------     -------

        Expenses
General and administrative                                     222          147             358         503
Interest                                                        40           44              80          82
                                                           -------      -------         -------     -------
        Total Expenses                                         262          191             438         585
                                                           -------      -------         -------     -------

Loss from continuing operations                               (261)        (376)           (434)       (758)
Provision for income taxes                                      --            1              --           1
                                                           -------      -------         -------     -------
Loss from continuing operations                               (261)        (377)           (434)       (759)

Gain (loss) on sale of and results from
 discontinued operations                                        --         (819)             --       2,831
                                                           -------      -------         -------     -------

Net income (loss)                                          $  (261)     $(1,196)        $  (434)    $ 2,072
                                                           =======      =======         =======     =======

Net income (loss) per share
 Continuing operations                                     $  (.12)     $  (.18)        $  (.20)    $  (.34)
 Discontinued operations                                   $    --      $  (.39)        $    --     $  1.27
                                                           -------      -------         -------     -------

Net income (loss) per share                                $  (.12)     $  (.57)        $  (.20)    $   .93
                                                           =======      =======         =======     =======

Average number of shares outstanding                         2,138        2,112           2,125       2,224
                                                           =======      =======         =======     =======



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                               April 30,
                                                                         _____________________
                                                                         1996            1995
                                                                         ____            _____
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $   (434)        $  2,072
Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:

Loss on marketable securities                                                --              188
Depreciation and amortization                                                 7                7
Non cash compensation charge                                                 32               --
Changes in assets and liabilities:
Increase in accrued income and receivables                                   --             (382)
(Increase) decrease in prepaid expenses and other                            31              (27)
(Decrease) in accounts payable and
 other accrued liabilities                                                  (20)             (10)
                                                                       --------         --------

Net cash provided by (used in) continuing
 operating activities                                                      (384)           1,848
                                                                       --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Unistar Gaming Corp.                                         (200)          (3,624)
Sale of discontinued operations                                              --           22,435
                                                                       --------         --------

Net cash provided by (used in) investing activities                        (200)          18,811
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in notes payable - affiliate                                        --           (1,650)
Payment of warehouse borrowing related to
 discontinued operations                                                     --          (18,034)
Proceeds from bank borrowing                                                200               --
Proceeds from exercise of common stock warrants                             268               --
                                                                       --------         --------

Net cash provided by (used in) financing activities                         468          (19,684)
                                                                       --------         --------

Net (decrease) increase in cash and cash equivalents                       (116)             975
Cash and cash equivalents - Beginning of period                             341              444
                                                                       --------         --------
Cash and cash equivalents - End of period                              $    225         $  1,419
                                                                       ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                             $     80         $     82
 Cash used to pay taxes                                                $     --         $      1



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             APRIL 30, 1996 AND 1995

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

     On December 19, 1995, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of Unistar Gaming Corp. Common Stock (the "UGC Common Stock"), including all of the shares of UGC Common Stock owned by the Company. (See Note 2 below for more information on the acquisition and disposition of Unistar Gaming Corp).

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1995 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

     The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 1995 financial statements have been reclassified to conform to the current year's presentation. Interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of April 30, 1996 and October 31, 1995 and the consolidated results of its operations for the three and six month periods ended April 30, 1996 and 1995, and its consolidated cash flows for the six month periods ended April 30, 1996 and 1995.

NOTE 2. - UNISTAR GAMING CORP.

     On February 28, 1995, Unistar Gaming Corp., a newly formed wholly owned subsidiary of the Company, ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. The shares of UGC Common Stock owned by the Company, approximately 27.5%, were purchased for approximately $4.8 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

     On December 19, 1995, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), Executone acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company. In exchange for its shares of UGC Common Stock, the Company received shares of Executone Common Stock ("Executone Common Stock"), shares of Executone Series A Preferred Stock ("Executone Series A Preferred Stock"), and shares of Executone Series B Preferred Stock ("Executone Series B Preferred Stock"). The Company has agreed to certain restrictions in connection with the sale, transfer, assignment, pledge or grant of a security interest in its Executone Common and Preferred Stock. All such restrictions expire on December 31, 1996.

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

     Not later than June 30, 1996, Executone is obligated to file with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued pursuant to the Merger Agreement plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock.

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

NOTE 4. - BORROWINGS

     In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of the mortgage banking business. This loan, which the Company has renewed, is currently payable on August 27, 1996. In November 1993, the Company arranged a $500,000 revolving line of credit facility with the bank. At April 30, 1996, borrowings against the revolving line of credit facility amounted to $200,000. The loan and line of credit facility bear interest at the bank's prime rate (8.25% at April 30, 1996) plus 1.5%. Payment of the loan and revolving line of credit is secured by shares of The Cooper Companies, Inc. Common Stock owned by the Company.

NOTE 5. - COMMON STOCK PURCHASE WARRANTS

     In August 1993, in connection with guaranteeing the repayment of the bank loan referred to in Note 5 above, the Company issued to Mel Schnell (the Company's President, who died in May 1995) and to Moses Marx (a principal shareholder of the Company) a Common Stock Purchase Warrant (the "Warrant") to each purchase from the Company, for a per share price of $6.00, up to 25,000 shares of the Common Stock of the Company during the period commencing on August 31, 1993 and ending on August 31, 1998.

     In February 1996, to raise cash, the Company induced Mr. Schnell's estate and Mr. Marx to exercise their Warrants by offering a reduction in the purchase price from $6.00 per share to $5.375 per share. On April 2, 1996, Mr. Marx exercised Warrants (including the Warrant he had acquired in a private transaction from Mr. Schnell's estate) to purchase 50,000 shares of the Company's Common Stock at the reduced purchase price of $5.375 per share or $268,750. The Company recorded compensation expense of $31,250 to reflect the difference between the original and the reduced per share price of the Warrant.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

GENERAL. The Company is not presently engaged in any business operations and is currently investigating new business opportunities. References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1995.

     COSTS AND EXPENSES. Total expense for the three months ended April 30, 1996 was $262,000 as compared to $191,000 for the three months ended April 30, 1995. General and administrative expenses in 1996 increased by $75,000 to $222,000 from $147,000 in the year ago period. The increase was due primarily to an increase in professional fees of $130,000 partially offset by decreases in office expenses of $40,000, and franchise tax fees of $18,000. Interest expense on the Company's bank borrowings declined to $40,000 from $44,000 due to lower interest rates.

     Total expense for the six months ended April 30, 1996 was $438,000 as compared to $585,000 for the six months ended April 30, 1995. General and administrative expenses in 1996 decreased by $145,000 to $358,000 from $503,000 in the year ago period. The decrease was due primarily to decreases in office expenses of $58,000, compensation expense of $29,000, professional fees of $34,000 and franchise tax fees of $21,000.

     DISCONTINUED OPERATIONS. The net income from discontinued operations of approximately $2,831,000 in 1995 includes the Company's share of the gain on the sale of the majority of the mortgage banking business in November 1994.

CAPITAL RESOURCES AND LIQUIDITY:

     The Company anticipates that during the remainder of fiscal 1996, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities. It may be anticipated that any such acquisition will require the use by the Company of shares of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock") which are owned by it.

     Management believes that cash on hand and internally generated funds will not be sufficient to meet its corporate general and administrative, working capital and other cash requirements during the remainder of fiscal 1996, however, the Company may raise cash by sales of shares of TCC Common Stock which are owned by it, depending upon prevailing market conditions. The Company may obtain additional cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings. The Company did not have any material capital commitments at April 30, 1996.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

Exhibit
Number         Description
_______        ___________
27             Financial Data Schedule.

b. A Form 8-K, dated March 21, 1996 was filed by the Company during the quarter for which this report on Form 10-Q is filed. Reported on said Form 8-K was Changes in Control of the Company and Amendment No. 3 to the Company's Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           COOPER LIFE SCIENCES, INC.
                                           __________________________
                                                   (Registrant)



Date:   June 11, 1996               By:      /s/  Steven Rosenberg
                                           ___________________________
                                            STEVEN ROSENBERG
                                            VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
Number         Description                                          Page Number
_______        ____________                                         ___________
27             Financial Data Schedule                                   12