Form 10-Q
period 1996-07-31
COOPER LIFE SCIENCES INC
filed 1996-09-10
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1996

                                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649


                           COOPER LIFE SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                             94-2563513
- ------------------------------                   ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 Broadway, New York, New York                    10038
- ---------------------------------------          --------------------
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

Yes     [X]       No
       -----         -----

     As of September 9, 1996, there were 2,172,695 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------
        PART I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of
               July 31, 1996 and October 31, 1995                        3

               Consolidated Statements of Operations
               For The Three and Nine Months Ended
               July 31, 1996 and 1995                                    4

               Condensed Statements of Consolidated
               Cash Flows For The Nine Months Ended
               July 31, 1996 and 1995                                    5

               Notes to Consolidated Condensed
               Financial Statements                                      6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             8


        PART II       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                          9

Signature                                                                10

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                       July 31,       October 31,
                                                                        1996             1995
                                                                       -------        -----------
ASSETS
Cash and cash equivalents                                             $     378        $     341
Marketable Securities:
 The Cooper Companies, Inc. common stock                                 24,279           13,645
 Executone Information Systems, Inc. common stock                         2,916               --
Due from Second Advantage                                                   194              194
Prepaid expenses and other                                                   27               81
Investment in Unistar Gaming Corp.                                           --            4,812
Investment in Executone Preferred Stock                                   2,096               --
Furniture, fixtures and equipment, net                                       18               29
                                                                      ---------        ---------
                                                                      $  29,908        $  19,102
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings                                                       $   1,000        $   1,500
Accounts payable and accrued liabilities                                  1,037            1,312
                                                                      ---------        ---------
                                                                          2,037            2,812

Stockholders' Equity
 Preferred stock - $.10 par value:
 6,000,000 shares authorized: none issued                                   --               --

Common stock - $.10 par value:
 Authorized   -- 6,000,000 shares
 Issued       -- 2,566,095 shares
 Outstanding  --
  July 31, 1996,    2,172,695 shares
  October 31, 1995, 2,111,695 shares                                        256              251
Additional paid-in capital                                               78,538           78,283
Unrealized gain on marketable securities                                 12,866            1,389
Accumulated deficit                                                     (61,418)         (61,120)

Less: Common stock in treasury - at cost;
 July 31, 1996,    393,400 shares
 October 31, 1995, 404,400 shares                                        (1,962)          (2,104)
Minimum pension liability adjustment                                       (409)            (409)
                                                                      ---------        ---------

Total Stockholders' Equity                                               27,871           16,290
                                                                      ---------        ---------

                                                                      $  29,908        $  19,102
                                                                      =========        =========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)

                                                                 For the                    For the
                                                           Three Months Ended           Nine Months Ended
                                                                 July 31,                   July 31,
                                                           ------------------           ------------------
                                                            1996         1995            1996        1995
                                                           -------      -------         -------     -------
        Revenues
Interest and other income                                  $     4      $    18         $     8     $    33
Gain (loss) on sales of marketable securities                  285           --             285        (188)
                                                           -------      -------         -------     -------
                                                               289           18             293        (155)
                                                           -------      -------         -------     -------

        Expenses

General and administrative                                     120          174             478         677
Interest                                                        33           64             113         146
                                                           -------      -------         -------     -------
        Total Expenses                                         153          238             591         823
                                                           -------      -------         -------     -------

Gain (loss) from continuing operations
 before income taxes                                           136         (220)           (298)       (978)
Provision for income taxes                                                    2              --           3
                                                           -------      -------         -------     -------
Income (loss) from continuing operations                       136         (222)           (298)       (981)

Gain (loss) on sale of and results from
 discontinued operations-net of taxes                           --           (8)             --       2,823
                                                           -------      -------         -------     -------

Net income (loss)                                          $   136      $  (230)        $  (298)    $ 1,842
                                                           =======      =======         =======     =======

Net income (loss) per share
 Continuing operations                                     $   .06      $  (.11)        $  (.14)    $  (.44)
 Discontinued operations                                   $    --      $    --         $    --     $  1.27
                                                           -------      -------         -------     -------

Net income (loss) per share                                $   .06      $  (.11)        $  (.14)    $   .83
                                                           =======      =======         =======     =======

Average number of shares outstanding                         2,249        2,112           2,141       2,212
                                                           =======      =======         =======     =======


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                                     July 31,
                                                                            ---------------------
                                                                            1996            1995
                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                      $   (298)        $  1,842
Adjustments to reconcile net (loss) income to net
 cash (used in) provided by operating activities:

(Gain) loss on sale of marketable securities                               (285)             188
Depreciation and amortization                                                11               12
Non cash compensation charge                                                 32               --

Changes in assets and liabilities:
Increase in accrued income and receivables                                   --             (382)
Decrease in prepaid expenses and other                                       54                1
Decrease in accounts payable and
 other accrued liabilities                                                 (173)            (242)
                                                                       --------         --------

Net cash (used in) provided by
 operating activities                                                      (659)           1,419
                                                                       --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of marketable securities                              1,128               --
Investment in Unistar Gaming Corp.                                         (200)          (3,624)
Sale of discontinued operations                                              --           22,437
                                                                       --------         --------

Net cash provided by investing activities                                   928           18,813
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in notes payable - affiliate                                        --           (1,650)
Payment of warehouse borrowing related to
 discontinued operations                                                     --          (18,034)
Decrease in bank borrowing                                                 (500)              --
Issuance of common stock from treasury                                       --               26
Proceeds from exercise of common stock warrants                             268               --
                                                                       --------         --------

Net cash used in financing activities                                      (232)         (19,658)
                                                                       --------         --------

Net increase in cash and cash equivalents                                    37              574
Cash and cash equivalents - Beginning of period                             341              444
                                                                       --------         --------
Cash and cash equivalents - End of period                              $    378         $  1,018
                                                                       ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                             $    113         $    146
 Cash used to pay taxes                                                $     --         $      3



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1996 AND 1995

NOTE 1. -  BUSINESS OF THE COMPANY

     On November 30, 1994, Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), sold substantially all of the assets of its mortgage banking business and as of March 31, 1995 disposed of its remaining interest in the business (see Note 3 for more information on the disposition of the mortgage banking business). The Company is not presently engaged in any business operations and is currently investigating new business opportunities.

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of July 31, 1996 and October 31, 1995 and the consolidated results of its operations for the three and nine month periods ended July 31, 1996 and 1995, and its consolidated cash flows for the nine month periods ended July 31, 1996 and 1995.

NOTE 2. - UNISTAR GAMING CORP.

     On February 28, 1995, Unistar Gaming Corp., a wholly owned subsidiary of the Company, ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. The shares of UGC Common Stock owned by the Company, approximately 27.5%, were purchased for approximately $4.8 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.


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

     Each share of Executone Series A and Series B Preferred Stock has voting rights equal to a share of Executone Common Stock and will earn dividends equal to its proportionate share (18.5% for Series A and 31.5% for Series B) of 50% of UGC's net income. The Executone Series A and Series B Preferred Stock owned by the Company is redeemable at Executone's option for approximately 1.55 million shares and 2.64 million shares, respectively, of Executone Common Stock, and is convertible at the Company's option, if certain revenue and profit parameters are met by UGC, for up to approximately 1.55 million shares and 2.64 million shares, respectively, of Executone Common Stock. There can be no assurance, however, that UGC will earn net income sufficient to pay dividends on the Executone Series A and Series B Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the Company to convert the Executone Series A and Series B Preferred Stock into Executone Common Stock.


     On June 30, 1996, Executone filed with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued pursuant to the Merger Agreement plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock.

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

     On November 30, 1994, Entrust sold its entire mortgage origination business to The Long Island Savings Bank, FSB ("LISB") for approximately $31 million in cash. Approximately $750,000 of the purchase price will be retained in an interest bearing escrow account (the "LISB Escrow") through 1996 as security for the performance or payment of indemnification obligations, if any, of Entrust to LISB.

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

NOTE 4. - Borrowings

     In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of the mortgage banking business. On June 14, 1996, the Company repayed $500,000 principal amount of the loan. This loan is currently payable on November 27, 1996. In November 1993, the Company arranged a $500,000 revolving line of credit facility with the bank. At July 31, 1996, there were no borrowings against the revolving line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.25% at July 31, 1996) plus 1.5%. Payment of the loan and revolving line of credit is secured by shares of The Cooper Companies, Inc. Common Stock owned by the Company.

NOTE 5. - COMMON STOCK PURCHASE WARRANTS

     In August 1993, in connection with guaranteeing the repayment of the bank loan referred to in Note 4 above, the Company issued to Mel Schnell (the Company's President, who died in May 1995) and to Moses Marx (a principal shareholder of the Company) a Common Stock Purchase Warrant (the "Warrant") to each purchase from the Company, for a per share price of $6.00, up to 25,000 shares of the Common Stock of the Company during the period commencing on August 31, 1993 and ending on August 31, 1998.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1995.

        COSTS AND EXPENSES. Total expense for the three months ended July 31, 1996 was $153,000 as compared to $238,000 for the three months ended July 31, 1995. General and administrative expenses in 1996 decreased by $54,000 to $120,000 from $174,000 in the year ago period. Interest expense on the Company's bank borrowings declined to $33,000 from $64,000 due to reduced levels of borrowings and lower interest rates.

        Total expense for the nine months ended July 31, 1996 was $591,000 as compared to $823,000 for the nine months ended July 31, 1995. General and administrative expenses in 1996 decreased by $199,000 to $478,000 from $677,000 in the year ago period. The decrease was due primarily to decreases in office expenses of $77,000, compensation expense of $29,000, professional fees of $32,000, insurance expense of $12,000 and franchise tax fees of $30,000.
Interest expense on the Company's bank borrowings declined to $113,000 from $146,000 due to reduced levels of borrowings and lower interest rates.

        DISCONTINUED OPERATIONS. The net income from discontinued operations of approximately $2,823,000 in 1995 includes the Company's share of the gain on the sale of the majority of the mortgage banking business in November 1994.

        INCOME TAXES. Income taxes have not been provided on the gain on sales of marketable securities because the tax basis of such securities exceeded the book basis. Deferred tax assets have been fully reserved.

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

     Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during the remainder of fiscal 1996. The Company has raised cash by sales of shares of TCC Common Stock which are owned by it, and, depending upon prevailing market conditions, may raise additional cash through additional sales of TCC Common Stock. The Company may also obtain cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings. The Company did not have any material capital commitments at July 31, 1996.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

Exhibit
Number         Description
- -------        -----------
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


                           COOPER LIFE SCIENCES, INC.
                           ---------------------------
                                  (Registrant)



Date:  September 10, 1996           By:      /s/ Steven Rosenberg
       ------------------                   ---------------------
                                            STEVEN ROSENBERG
                                            VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER

                                         EXHIBIT INDEX

Exhibit                                                             Sequential
Number         Description                                          Page Number
- -------        -----------                                          -----------
27             Financial Data Schedule                                  11