Form 10-K405
period 1996-10-31
COOPER LIFE SCIENCES INC
filed 1997-01-27
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of January 21, 1997: $13,303,993.

Number of shares outstanding of each of the Registrant's classes of Common Stock as of January 21, 1997: 2,159,695.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                                     PART I
ITEM 1. BUSINESS

DISCONTINUED OPERATIONS

        On November 30, 1994, Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), sold substantially all of the assets of its mortgage banking business and as of March 31, 1995 disposed of its remaining interest in the business (see Note B of Notes to Consolidated Financial Statements). The Company's mortgage banking operations were considered to be a discontinued operation as of October 31, 1994. On December 19, 1995, as the result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (collectively, the "Executone Securities"). (See Note C of Notes to Consolidated Financial Statements.) As a result of these transactions, the Company is not presently engaged in any business operations. It is actively investigating new business opportunities.

COMMON STOCK OF THE COOPER COMPANIES, INC.

        The Company owns shares of common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. As of January 8, 1997, the
Company owned 1,963,233 shares of TCC Common Stock (see Note D of Notes to Consolidated Financial Statements.) The Company has from time to time during the past year sold shares of TCC Common Stock in open market transactions; and subject to prevailing market conditions, it is the Company's intention to continue to do so. The proceeds of sale were and are being used by the Company to fund its operating expenses and to provide it with additional cash which would be available for use in connection with the acquisition of new business opportunities.

POSSIBLE INVESTMENT COMPANY STATUS

        The Company's principal assets currently consist of shares of the TCC Common Stock and the Executone Securities. As a result of the percentage of its assets that is currently comprised of the TCC Common Stock and the Executone Securities, the Company could be deemed to be an "investment company," as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act"). Although the Company believes that it is not an investment company, there can be no assurance that the Company will not be required to register as an investment company. If it is so required to register, it would become subject to certain restrictions which could prove to be materially burdensome to the Company. However, even if the Company were deemed to be an investment company for purposes of the Investment Company Act, such status would most probably be terminated upon the subsequent acquisition by it of an operating business.

EMPLOYEES

        On October 31, 1996, the Company had one employee.

ITEM 2. PROPERTIES.

The following is the Company's principal facility, which it currently rents on a month to month basis.

                                                   Approximate       Approximate
                                                   Floor Area        Annual
Location              Operations                   (Sq. Ft.)         Rent
---------             -----------                  -------------     -----------
New York, NY          Executive Offices            1,500             $  18,000

ITEM 3. LEGAL PROCEEDINGS.

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock trades on the Nasdaq Stock Market (Small Cap) under the symbol ZAPS.

        The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers, Inc.

                                                   High          Low
Fiscal Year ended October 31, 1995
November 1, 1994 to January 31, 1995               14            10
February 1, 1995 to April 30, 1995                 18 3/4        11
May 1, 1995 to July 31, 1995                       12 1/4        8 3/4
August 1, 1995 to October 31, 1995                 11            7 1/2

                                                   High          Low
Fiscal Year ended October 31, 1996
November 1, 1995 to January 31, 1996               9 3/4         7 3/4
February 1, 1996 to April 30, 1996                 10 3/4        8 3/4
May 1, 1996 to July 31, 1996                       13 3/4        10 3/8
August 1, 1996 to October 31, 1996                 12            10 3/4


        As of the close of business on January 21, 1997, there were 2,845 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                         FIVE YEAR FINANCIAL HIGHLIGHTS

                           YEAR-END FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

        The following is a summary of certain financial information with respect to the Company's fiscal years ended October 31, 1996, 1995, 1994, 1993, and 1992. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.


                                                             October 31,
                                           ------------------------------------------------------
                                            1996      1995      1994(1)      1993(2)        1992
                                            ----      ----      ----         ----           ----

Balance Sheet Data:

Total Assets                               $34,138    $19,102     $42,582    $145,053    $ 15,124

Long Term Debt                                --         --         2,300       3,650       1,250

Total Liabilities                              961      2,812      23,163     136,313       3,920

Stockholders' Equity                        33,177     16,290      19,419       5,579      11,204


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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         Five Year Financial Highlights
                     Summary of Consolidated Operations (a)
                    (In Thousands, Except Per Share Amounts)

                                                                For The Years Ended October 31,
                                              1996       1995        1994 (1)     1993 (2)      1992
                                             ------     ------      --------     --------       ----
  Revenues
Dividend income in kind                      $   --      $   --      $   --      $    298    $  2,135
Dividend income                                  --          --            89        --          --
Realized and unrealized gain
 (loss) on marketable securities                  772        (376)      9,320      (3,334)     (8,528)
Gain on settlement agreement                     --          --          --          --           913
Interest and other income - net                    22          51         176         163         347
                                             --------    --------    --------    --------    --------
                                                  794        (325)      9,585      (2,873)    (17,744)
                                             --------    --------    --------    --------    --------

  Expenses
General and administrative                        809       1,132         979       2,086       3,353
Interest                                          138         193         283         149         165
                                             --------    --------    --------    --------    --------
    Total Expenses                                947       1,325       1,262       2,235       3,518
                                             --------    --------    --------    --------    --------
                                                 (153)     (1,650)      8,323      (5,108)    (12,611)
Loss and write-downs on Investments
 in Preferred Stock                            (2,096)       --          --          --       (12,611)
                                             --------    --------    --------    --------    --------

Income (loss) from continuing
 operations before income taxes                (2,249)     (1,650)      8,323      (5,108)    (21,262)
Provision (benefit) from
 income taxes                                    --          --          --          (520)       (935)
                                             --------    --------    --------    --------    --------
Income (loss) from continuing
 operations                                    (2,249)     (1,650)      8,323      (4,588)    (20,327)
Gain (loss) from discontinued
 operations                                      --         2,823      (3,084)        (35)        103
                                             --------    --------    --------    --------    --------
Income (loss) before cumulative
 effect of change in accounting
 principle and extraordinary item              (2,249)      1,173       5,239      (4,623)    (20,224)
Extraordinary item - Utilization of
 net operating loss carryforward                 --          --          --          --            54
Cumulative effect of change in
 accounting principle                            --          --         2,009        --          --
                                             --------    --------    --------    --------    --------

Net income (loss)                            $ (2,249)   $  1,173    $  7,248    $ (4,623)   $(20,170)
                                             ========    ========    ========    ========    ========

Net income (loss) per share Fully Diluted:
 Continuing operations                       $  (1.05)   $   (.75)   $   4.01    $  (2.17)   $  (9.83)
 Discontinued operations                         --          1.28       (1.49)       (.02)        .05
                                             --------    --------    --------    --------    --------
                                                (1.05)        .53        2.52       (2.19)      (9.78)
Extraordinary item                               --          --          --          --           .03
Cumulative effect of change
 in accounting principle                         --          --           .97        --          --
                                             --------    --------    --------    --------    --------
Net income (loss) per share                  $  (1.05)   $    .53    $   3.49    $  (2.19)   $  (9.75)
                                             ========    ========    ========    ========    ========

Cash dividends per common share              $   --      $   --      $   --      $   --      $   --
                                             ========    ========    ========    ========    ========

Weighted average number of
 shares outstanding                             2,149       2,206       2,076       2,113       2,067
                                             ========    ========    ========    ========    ========

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

CAPITAL RESOURCES AND LIQUIDITY:

        The Company anticipates that during fiscal 1997, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities. It may be anticipated that any such acquisition will require the use by the Company of shares of TCC Common Stock which are owned by it.

        Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1997. The Company may raise additional cash, if necessary, by sales of shares of TCC Common Stock and Executone Common Stock which are owned by it, depending upon prevailing market conditions. The Company may also utilize the proceeds of bank borrowings.

        The Company did not have any material capital commitments at the end of fiscal 1996.

        In 1996, the Company used cash primarily to fund its general and administrative expenses and to repay its bank debt. In 1995, the Company used cash primarily to acquire its interest in Unistar Gaming Corp. ("UGC") (see Note
C). During fiscal 1994, the Company's principal financing needs consisted of funding its mortgage loans held for sale and the ongoing net cost of mortgage loan originations.

CASH FLOWS

        OPERATING ACTIVITIES In fiscal 1996, the Company's operating activities used cash primarily to fund its general and administrative expenses. Such cash was provided by the proceeds of sale of shares of TCC Common Stock.

        SALES OF TCC COMMON STOCK Net cash received in fiscal 1996 was $2.4 million as a result of the sale by the Company of shares of TCC Common Stock owned by it.

        FINANCING ACTIVITIES Net cash used in financing activities in fiscal 1996 amounted to $1.2 million due to the repayment of $1.5 million of bank borrowings offset by the proceeds from the exercise of common stock warrants of $268,000.

RESULTS OF OPERATIONS

Comparison of each of the years in the three-year period ended October 31, 1996:

1996 VS. 1995

        The net loss in fiscal 1996 was $153,000 (excluding a loss of $2,096,000 on the writedown of the Executone Preferred Stock) as compared to a net loss of $1,650,000 (before a gain of $2,823,000 from discontinued operations) in fiscal 1995.

        MARKETABLE SECURITIES. The gain on marketable securities of $772,000 in 1996 represents a realized gain on the sales of shares of TCC Common Stock during the year. The loss on marketable securities of $376,000 in 1995 represents the realized loss incurred on the utilization of shares of TCC Common Stock as part of the acquisition price of the Company's interest in UGC (see Note C).

        The loss on Executone Preferred Stock of $2,096,000 in 1996 represents a valuation allowance in carrying value to reflect the uncertainty that UGC will earn net income sufficient to pay dividends on the Executone Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the Company to convert the Executone Preferred Stock into Executone Common Stock (see Note C).

        INTEREST EXPENSE. Interest expense decreased by $55,000 to $138,000 from $193,000 in 1995 due to reduced borrowings.

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

        MARKETABLE SECURITIES. The unrealized gains on marketable securities of $9,820,000 in 1994 were the result of an increase in the market price of the TCC Common Stock owned by the Company offset by the realized loss of approximately $500,000 on shares of TCC Common Stock sold during 1994 as the Company began the orderly process of liquidating its holdings in TCC Common Stock. Through October 31, 1994, the Company accounted for its marketable securities under FASB No. 12, and recognized unrealized gains and losses through a valuation allowance. On October 31, 1994, the Company adopted the provisions of FASB No. 115. The effect of adopting FASB No. 115 was the recording of income relating to the cumulative effect of a change in accounting principle of $2,009,000 representing the remaining unrecorded balance in the valuation allowance (see Note D). Change in the market value of the available for sale securities after October 31, 1994 are not reflected in the statement of operations, but rather in the unrealized gain
(loss) on marketable securities account, which is a component of stockholders' equity on the balance sheet.

        INTEREST AND OTHER INCOME. Interest and other income decreased by $214,000 to $51,000 in 1995 from $265,000 in 1994 due to a one time gain in 1994 of $159,000 on the elimination of an estimated liability, and dividend income of $89,000 in 1994 represents dividends paid on the TCC Series B Preferred Stock through September 26, 1994, the date on which the TCC Series B Preferred Stock was converted into TCC Common Stock.

        INTEREST EXPENSE. Interest expense decreased by $90,000 to $193,000 in 1995 from $283,000 in 1994 due to reduced borrowings.

        INCOME FROM CONTINUING OPERATIONS

        MARKETABLE SECURITIES. Unrealized gains on marketable securities amounted to approximately $9.8 million in 1994 resulting from an increase in the market price of the TCC Common Stock owned by the Company offset by realized losses of approximately $500,000 on sales of shares of TCC Common Stock.

        INTEREST EXPENSE. Interest expense was $283,000 in 1994 due to other bank borrowings.

GENERAL AND ADMINISTRATIVE EXPENSE

        The Company's G&A decreased by $323,000 to $809,000 in 1996 from $1,132,000 in 1995. The decrease is due primarily to an accrual of $250,000 for certain legal matters in 1995 which was not necessary in 1996 and reductions in other overhead expenses including salaries, insurance costs and professional fees.

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

IMPACT OF NEW ACCOUNTING STANDARDS

        Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation", issued in 1995, introduces a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No.
25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used. Certain additional disclosures are also required. The Company expects to disclose the proforma net income, earnings per share and other information as of the effective date of this pronouncement for the year ending October 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Cooper Life Sciences, Inc.


We have audited the accompanying consolidated balance sheets of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the accompanying index at Item 14(a)(ii) for the years ended October 31, 1996, 1995 and 1994. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

As discussed in Note D to the consolidated financial statements, the Company changed its method of accounting for investments on October 31, 1994.


GRANT THORNTON LLP

New York, New York
January 21, 1997

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  OCTOBER 31,
                                                                           ----------------------
                                                                              1996         1995
                                                                           ---------      -------
        ASSETS

Cash and cash equivalents                                                  $    471       $    341
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                                     30,583         13,645
 Executone Information Systems, Inc. Common Stock                             2,989             --
Due from Second Advantage Mortgage Corp., net of
 allowance for doubtful accounts of $194 in 1996                                 --            194
Prepaid expenses and other                                                       95            110
Investment in Unistar Gaming Corp.                                               --          4,812
                                                                           --------       --------
                                                                           $ 34,138       $ 19,102
                                                                           ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings                                                            $     --       $  1,500
Accounts payable and accrued liabilities                                        961          1,312
                                                                           --------       --------
                                                                                961          2,812


Commitments and contingencies

Stockholders' equity
Preferred stock - $.10 par value: 6,000,000
 shares authorized: none issued                                                  --             --
Common stock - $.10 par value:
 6,000,000 shares authorized:
 2,566,095 shares and 2,516,095 shares issued at
 October 31, 1996 and 1995 respectively                                         256            251
Additional paid-in capital                                                   78,538         78,283
Unrealized gain on marketable securities                                     20,230          1,389
Accumulated deficit                                                         (63,369)       (61,120)

Less: Common stock in treasury - at cost;
 393,400 shares and 404,400 shares at
 October 31, 1996 and 1995, respectively                                     (1,962)        (2,104)
 Minimum pension liability adjustment                                          (516)          (409)
                                                                           --------       --------

Total stockholders' equity                                                   33,177         16,290
                                                                           --------       --------

                                                                           $ 34,138       $ 19,102
                                                                           ========       ========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                FOR THE YEARS ENDED OCTOBER 31,
                                                                -------------------------------
                                                               1996          1995           1994
                                                               -----         -----          ----
      Revenues
Realized and unrealized gain (loss)
 on marketable securities                                   $   772       $  (376)       $ 9,320
Interest,dividend and other income - net                         22            51            265
                                                            -------       -------        -------
                                                                794          (325)         9,585
                                                            -------       -------        -------

      Expenses

General and administrative                                      809         1,132            979
Interest                                                        138           193            283
                                                            -------       -------        -------
    Total expenses                                              947         1,325          1,262
                                                            -------       -------        -------
                                                               (153)       (1,650)         8,323
Loss and writedown on Executone Information
 Systems, Inc. Preferred Stock                               (2,096)           --             --
                                                            -------       -------        -------

(Loss) income from continuing operations
 before income taxes                                         (2,249)       (1,650)         8,323
Provision for income taxes                                       --            --             --
                                                            -------       -------        -------

(Loss) income from continuing operations                     (2,249)       (1,650)         8,323
Gain (loss) from discontinued operations                         --         2,823         (3,084)
                                                            -------       -------        -------
Income (loss) before cumulative effect of
 change in accounting principle                              (2,249)        1,173          5,239
Cumulative effect of change
 in accounting principle                                         --            --          2,009
                                                            -------       -------        -------

Net (loss) income                                           $(2,249)      $ 1,173        $ 7,248
                                                            =======       =======        =======

Net income (loss) per share Primary:
 Continuing operations                                      $ (1.05)      $  (.75)       $  4.04
 Discontinued operations                                         --          1.28          (1.50)
                                                            -------       -------        -------
                                                              (1.05)          .53           2.54
 Cumulative effect of change
  in accounting principle                                        --            --            .98
                                                            -------       -------        -------
 Net income (loss) per share                                $ (1.05)      $   .53        $  3.52
                                                            =======       =======        =======

 Weighted average number of shares outstanding                2,149         2,201          2,058
                                                            =======       =======        =======

Fully Diluted:
 Continuing operations                                      $ (1.05)      $  (.75)       $  4.01
 Discontinued operations                                         --          1.28          (1.49)
                                                            -------       -------        -------
                                                              (1.05)          .53           2.52
 Cumulative effect of change
  in accounting principle                                        --            --            .97
                                                            -------       -------        -------
 Net income (loss) per share                                $ (1.05)      $   .53        $  3.49
                                                            =======       =======        =======

 Weighted average number of shares outstanding                2,149         2,206          2,076
                                                            =======       =======        =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                             (Dollars In Thousands)

                                                                                                        Minimum
                                                                                                        pension
                                            Common stock    Addi-    Unrealized                         liabil-
                                            -------------   tional   gain on      Accumu-                ity
                                                    Par     paid-in  marketable   lated       Treasury  adjust-
                                            Shares  value   capital  securities   deficit      stock     ment         Total
                                            ------  -----   -------  ----------   --------    --------  -------      -------
  Balance at October 31, 1993               2,391   $ 239   $77,444  $      --    $(69,541)   $(2,088)  $ (475)     $  5,579
  Net income                                                                         7,248                             7,248
  Treasury shares acquired                                                                        (74)                   (74)
  Exercise of common
   stock warrants                             125      12       847                                                      859
  Treasury shares issued
   for pension plan contribution                                 (8)                               32                     24
  Effect of accounting
   change due to increase in
   market value of marketable
   securities                                                             5,783                                        5,783
                                            -----   -----   -------  ----------   --------    -------   ------      --------

  Balance at October 31, 1994               2,516     251    78,283       5,783    (62,293)    (2,130)    (475)       19,419

  Net income                                                                         1,173                             1,173
  Treasury shares issued
   for pension plan contribution                                                                   26                     26
  Reduction in value of
   marketable securities                                                 (4,394)                                      (4,394)
  Reduction in pension
   liability over unrecognized
   prior service cost                                                                                       66            66
                                            -----   -----   -------  ----------   --------    -------   ------      --------

  Balance at October 31, 1995               2,516     251    78,283       1,389    (61,120)    (2,104)    (409)       16,290

  Net loss                                                                          (2,249)                           (2,249)
  Treasury shares issued
   for pension plan contribution                                (40)                              142                    102
  Increase in value of
   marketable securities                                                 18,841                                       18,841
  Exercise of common
   stock warrants                              50       5       295                                                      300
  Increase in pension
   liability over unrecognized
   prior service cost                                                                                     (107)         (107)
                                            -----   -----   -------  ----------   --------    -------   ------      --------

  Balance at October 31, 1996               2,566   $ 256   $78,538  $   20,230   $(63,369)   $(1,962)  $ (516)     $ 33,177
                                            =====   =====   =======  ==========   ========    =======   ======      ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED OCTOBER 31,
                                                                   ----------------------------------
                                                                     1996          1995          1994
                                                                   --------      --------      ------
     Cash flows from operating activities:
  Net (loss) income                                                 $ (2,249)      $  1,173     $  7,248
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
  Cumulative effect of change in accounting principle                     --             --       (2,009)
  Realized and unrealized (gain) loss on
   marketable securities                                                (772)           376       (9,320)
  Loss on writedown of Executone Information
   Systems, Inc. preferred stock                                       2,096             --           --
  Gain (loss) from discontinued operations                                --         (2,823)       3,084
  Issuance and exercise of common stock warrants                          --             --          109
  Provision for doubtful accounts                                        194             --           --
  Loss on sale of furniture, fixtures etc.                                13             --           --
  Non-cash compensation charge                                            32             --           --
  Depreciation and amortization                                           13             16           17
    Changes in assets and liabilities:
  Increase in receivables                                                 --           (194)          --
  Decrease (increase) in prepaid expenses and other                       28            (27)         296
  (Decrease) increase in accounts payable and
   accrued liabilities                                                  (395)            75         (688)
                                                                    --------       --------     --------
  Net cash used in operating activities                               (1,040)        (1,404)      (1,263)
                                                                    --------       --------     --------


     Cash flows from investing activities:
  Sale of discontinued operations                                         --         25,260           --
  Investment in Unistar Gaming Corp.                                    (200)        (3,625)          --
  Proceeds from sales of The Cooper
   Companies, Inc. common stock                                        2,602             --        2,107
  Cash of discontinued operations                                         --             --       (1,409)
                                                                    --------       --------     --------
  Net cash provided by investing activities                            2,402         21,635          698
                                                                    --------       --------     --------


     Cash flows from financing activities:
  Repayment of notes payable - affiliates                                 --         (2,300)        (500)
  Repayment of bank borrowings                                        (1,500)            --           --
  Repayment of line of credit borrowings                                  --        (18,034)          --
  Proceeds from exercise of common stock warrants                        268             --           --
  Acquisition of treasury stock                                           --             --          (50)
                                                                    --------       --------     --------
  Net cash used in financing activities                               (1,232)       (20,334)        (550)
                                                                    --------       --------     --------
  Net increase (decrease) in cash and
   cash equivalents                                                      130           (103)      (1,115)

Cash and cash equivalents at beginning of year                           341            444        1,559
                                                                    --------       --------     --------

Cash and cash equivalents at end of year                            $    471       $    341     $    444
                                                                    ========       ========     ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                        $    136        $   192     $    283
    Income Taxes                                                    $     11        $    22     $     35

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)


Supplemental schedule of non cash investing activities (Notes B, C and F)

        In 1995 the Company acquired 27.5% of the common stock of Unistar Gaming Corp. for $4.8 million. The purchase price was satisfied as follows:

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



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1996, 1995 AND 1994

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

2.      MARKETABLE SECURITIES

        On October 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with Statement No. 115, Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the average cost method. At October 31, 1996, the Company considers all of its holdings of The Cooper Companies, Inc. ("TCC") common stock and Executone Information Systems, Inc. ("Executone") common stock to be securities available for sale.

        At October 31, 1996, the Company owns approximately 18% of the outstanding common stock of TCC and approximately 2% of the outstanding common stock of Executone.

3.      INVESTMENT IN UNISTAR GAMING CORP.

        In 1995, the Company owned approximately 31% of the outstanding common stock of Unistar Gaming Corp. ("UGC") (see Note C). The Company sold its investment in UGC to Executone in December 1995 for shares of Executone common stock and preferred stock.

4.      INCOME TAXES

        The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") - Accounting for Income Taxes.

5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of financial instruments (principally consisting of cash, cash equivalents, marketable securities, investment in Unistar Gaming Corp., investment in Executone Preferred Stock, and accounts receivable) approximate fair value. The Company determined the fair value of the marketable securities based upon the quoted market values, and determined the fair value of the investment in Unistar Gaming Corp. and Executone Preferred Stock based upon estimated recoverable amounts upon the sale of the securities.

6.      NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is determined using the weighted average number of Common shares and dilutive common stock equivalents outstanding during the respective periods. Common stock equivalents have not been included in the determination of net loss per share as they are antidilutive or have no material effect.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE A - (CONTINUED)

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

9.      RECLASSIFICATIONS

        Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year's presentation.

NOTE B - SECOND ADVANTAGE MORTGAGE CORPORATION TRANSACTIONS

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

        The gross purchase price realized by Entrust from the transaction was approximately $31 million in cash, which, after repayment of indebtedness related to the business (including repayment of loans to two officers and directors of Second Advantage of approximately $1.0 million and approximately $17.8 million to its principal lender to retire its warehouse and credit facility) resulted in net sale proceeds to Entrust of approximately $11.0 million. The gain on such sale amounted to approximately $2.8 million. As of October 31, 1995, all of the purchase price proceeds had been received by Entrust, excluding approximately $375,000 which was retained in escrow (the "LISB Escrow") as security for the performance or payment of indemnification obligations of Entrust to LISB, if any, which was expected to be paid to Entrust in 1996.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE B - (CONTINUED)

        In October 1996, Second Advantage advised the Company of certain claims made by LISB pursuant to the Asset Purchase Agreement which, if upheld, would require the use of some or all of the remaining funds in the LISB Escrow. Accordingly, at October 31, 1996, the Company recorded a reserve for the full amount which it expected to receive as contingent consideration described above.

        The results of the discontinued operations for the year ended October 31, 1994 is summarized as follows:

                                Year
                                ended
                                1994
                                ------

Revenue                      $ 11,024,000
Net loss                       (6,017,000)
Loss allocable
 to the Company                (3,084,000)
Loss per share               $      (1.54)

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

        Entrust also made use of a Servicing Secured Credit Agreement, which was fully paid and terminated effective November 30, 1994. The weighted average cost of funds under this line of credit was 8.51% for the fiscal year ended October 31, 1994.

        Interest expense and related fees on Entrust's line of credit borrowings for the fiscal year ended October 31, 1994 was approximately $2.2 million and are included in the loss from discontinued operations in the accompanying consolidated statement of income.

NOTE C - UNISTAR GAMING CORP. TRANSACTIONS

        On February 28, 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). As a result of the acquisition, approximately 27.5% of the outstanding Common Stock of UGC was owned by the Company, and approximately 72.5% of the outstanding Common Stock of UGC was owned by the former stockholders of Unistar. Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United
States. The shares of UGC Common Stock which are owned by the Company were purchased for approximately $5 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

        On December 19, 1995 (the "Closing Date"), pursuant to an Agreement and Plan of Merger, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company, in exchange for 3,700,000 shares of Executone Common Stock (the "Executone Common Stock"), 250,000 shares of Executone Series A Preferred Stock (the "Executone Series A Preferred Stock") and 100,000 shares of Executone Series B Preferred Stock (the "Executone Series B Preferred Stock"), collectively (the "Executone Securities"). Each share of Executone Series A and Series B Preferred Stock has voting rights equal to a share of Executone common stock and will earn dividends equal to its proportionate

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE C - (CONTINUED)

share (18.5% for Series A and 31.5% for Series B) of 50% of UGC's net income. The Executone Series A and Series B Preferred Stock is redeemable at Executone's option for 4.925 million shares and 8.375 million shares, respectively, of Executone common stock, and is convertible at the holders' option, if certain revenue and profit parameters are met by UGC, for up to 4.925 million shares and
8.375 million shares, respectively, of Executone common stock. The Executone Series B Preferred Stock is subject to the approval of Executone's shareholders for redemption or conversion into Executone Common Stock. There can be no assurance, however, that UGC will earn net income sufficient to pay dividends on the Executone Series A and Series B Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the holders to convert the Executone Series A and Series B Preferred Stock into Executone Common Stock.

        In exchange for its shares of UGC Common Stock, the Company received approximately 31.5% of the Executone Securities, comprised of a) 1,166,520 shares of Executone Common Stock, b) 78,819 shares of Executone Series A Preferred Stock, and c) 31,528 shares of Executone Series B Preferred Stock. The Company has agreed that for a period of six months following the Closing Date not to sell, transfer, assign, pledge or grant a security interest in its Executone Securities and thereafter, through the last day of the twelfth full calendar month following the Closing Date, not to sell in any calendar month a number of shares of its Executone Securities equal to more than the sum of 16.66% of the Executone Preferred Stock or the Executone Common Stock issued to the Company on the Closing Date or thereafter and any unused amount from previous calendar months. On June 30, 1996, Executone filed with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued on the Closing Date plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock. The Company has valued its shares of Executone Series A and Series B Preferred Stock at $ 0 based in part on a recent offer to purchase the stock, which transaction was not consummated, and the uncertainties described in the preceeding paragraph.

NOTE D - THE COOPER COMPANIES COMMON STOCK TRANSACTIONS

        At October 31, 1996 and 1995, the Company owned 2,127,533 shares and 2,322,533 shares, respectively of the common stock of The Cooper Companies, Inc. ("TCC"), (the "TCC Common Stock").

        The following is a summary of available-for-sale securities as of October 31, 1996 and 1995:

                                                                   Gross
                                                                 Unrealized     Fair
(in thousands)                                     Cost            Gains        Value
                                    1996           ----          ----------     -------
                                    ----
The Cooper Companies, Inc.
 Common Stock                                      $10,426       $20,157        $30,583
Executone Information
Systems, Inc. Common Stock                           2,916            73          2,989
                                                   -------       -------        -------
                                                   $13,342       $20,230        $33,572
                                                   =======       =======        =======

                                    1995
                                    ----
The Cooper Companies, Inc.
 Common Stock                                      $12,256       $ 1,389        $13,645
                                                   =======       =======        =======

        Gross realized gains on sales of available-for-sale securities totaled $772,000 for the year ended October 31, 1996. Gross realized losses on the disposition of available-for-sale securities totaled $376,000 for the year ended October 31, 1995. Gross realized gains on sales of available-for-sale securities totaled $54,000 for the year ended October 31, 1994. Gross realized losses on sales of available-for-sale securities totaled $548,000 for the year ended October 31, 1994. Cost of securities sold was determined by the average cost method.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE D - (CONTINUED)

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

NOTE E - BANK BORROWINGS

        In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of Second Advantage (Note B). At October 31, 1996, the $1,500,000 principal amount of the loan has been repaid in full.

        In November 1993 the Company arranged a $500,000 line of credit facility with the bank. During 1996, the Company utilized $200,000 of the line of credit facility which was repaid in June 1996. At October 31, 1996, there were no borrowings against the revolving line of credit facility. The loan and line of credit facility bear interest at the bank's prime rate (8.25% at October 31, 1996) plus 1.5%. Payment of the loan and revolving line of credit are collateralized by 500,000 shares of TCC Common Stock owned by the Company.

NOTE F - NOTES PAYABLE - AFFILIATES

        In October 1991, the Company borrowed $1,250,000 from a corporation owned by one of the Company's principal shareholders ("Payee") (the "Promissory Note"). The Promissory Note was issued pursuant to an Investment Agreement dated as of October 31, 1991 between the Company and the Payee, pursuant to which the Company issued to the Payee a warrant to purchase up to 125,000 shares of the Company's common stock at $8.00 per share, which was subsequently reduced to $6.875 per share on June 12, 1992 in consideration of certain consulting services rendered to the Company by the principal stockholder of the payee, (the "Warrant").

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

NOTE G - INCOME TAXES

        A reconciliation of the provision for income taxes for the years ended October 31, 1996, 1995 and 1994 and the amount computed by applying the statutory Federal income tax rate to (loss) income from continuing operations follows:

                                        1996                  1995                 1994
                                    ------------          -----------           -------
Computed expected provision
 (benefit) for income taxes         $  (140,000)          $  (578,000)          $ 2,830,000
Changes in valuation
 allowance                              140,000               578,000            (2,830,000)
                                    -----------           -----------           -----------
Actual benefit from
 income taxes                       $     -0-             $     -0-             $     -0-
                                    ===========           ===========           =========

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE G - (CONTINUED)

        The tax effect of the principal temporary differences at October 31, 1996 and 1995 are as follows:

                                                              1996                  1995
                                                          -----------           --------
Deferred tax assets
  Unrealized (gain) loss on securities                    $(2,924,000)          $ 2,942,000
  Net operating loss and credit carryforwards              12,297,000            11,846,000
  Accruals not currently deductible for
   tax purposes                                               287,000               374,000
  Other                                                          --                 530,000
                                                          -----------           -----------
                                                            9,660,000            15,162,000
  Less valuation allowance                                 (9,660,000)          (15,162,000)
                                                          -----------           -----------
  Net deferred taxes                                      $     -0-             $     -0-
                                                          ===========           =========


        The deferred tax asset and valuation allowance was decreased by $5,502,000 principally because of an increase in the unrealized gain for tax purposes on a portion of the TCC Common Stock owned by the Company during 1996, and was increased by $861,000 during 1995 to reflect the additional capital losses generated for tax purposes upon the disposition of Second Advantage and TCC Common Stock.

        At October 31, 1996, the Company had net operating loss carryforwards as follows:

                (Dollars in Thousands)
          Net
        Operating     Capital                      Expiration
          Loss         Loss         Other             Date
                      $    40       $   48         10/31/97
                                       118         10/31/98
        $  1,886        2,379          943         10/31/99
             708        1,926          744         10/31/00
             211          553            4         10/31/01
           7,502                                   10/31/02
                                       335         10/31/03
           6,328                                   10/31/04
           1,922                                   10/31/05
             520                                   10/31/06
                                                   10/31/07
           2,109                                   10/31/08
           1,001                                   10/31/09
           1,039                                   10/31/10
             732                                   10/31/11
        --------      -------       ------
        $ 23,958      $ 4,898       $2,192
        ========      =======       ======


NOTE H - REDUCTION OF ESTIMATED TAX LIABILITIES

        The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. In 1985 the Company received a distribution of $2,500,000 and recorded it as a liability for potential assessments resulting from tax examinations (TCC received $5,000,000 and CDC received $2,500,000). The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. After reviewing certain documents related to the tax examinations which were provided by TCC, and after consulting with its tax advisors, management believes the amount accrued by the Company is adequate and no adjustment was recorded in fiscal 1996 and 1995.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE I - (CONTINUED)

        Pursuant to the 1991 Stock Incentive Plan, on October 6, 1991, the Committee granted nonqualified stock options to the Company's then President to purchase up to 150,000 shares of common stock at a purchase price of $7.00 per share, and to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $7.00 per share. The option which was granted to the Company's President terminates on April 8, 2000 and the option which was granted to the Company's Vice President terminates on April 8, 1997. On October 13, 1994, the Committee granted additional nonqualified stock options to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $9.75 per share, which terminate on April 13, 2000.

        A summary of the activity with respect to these plans is as follows:

                                    Non-
                                    employee       Per                          Per
                                    Directors'     Share         1991           Share
                                    Stock          Option        Stock          Option
                                    Option         Purchase      Incentive      Purchase
                                    Plan           Price         Plan           Price
                                    ---------      ---------     ---------      --------
Balance at October 31, 1992
 and October 31, 1993               1,000          $ 6.75         165,000       $ 7.00
Granted                             1,000          $ 9.75          15,000       $ 9.75
                                    -----                         -------
Balance at October 31, 1994         2,000                         180,000

Granted                             1,000          $15.00
                                    -----                         -------
Balance at October 31, 1995         3,000                         180,000

Cancelled                             500          $ 6.75
                                    -----
Balance at October 31, 1996         2,500                         180,000
                                    =====                         =======

Currently exercisable               2,500                         180,000
                                    =====                         =======

        At October 31, 1996, shares available for future grant are 22,500 under the Non-Employee Stock Option Plan and 120,000 under the 1991 Stock Incentive Plan.

3.      WARRANTS

        In 1993, the Company granted two stockholders a five-year warrant (the "1993 Warrants") to purchase up to 25,000 shares of common stock of the Company at a purchase price of $6.00 per share and registration rights, at the Company's expense, with respect to these shares.

        In February 1996, to raise cash, the Company induced the exercise of the 1993 Warrants by offering a reduction in the purchase price from $6.00 per share to $5.375 per share. On April 2, 1996, the 1993 Warrants were exercised to purchase 50,000 shares of the Company's Common Stock at the reduced purchase price of $5.375 per share, or $268,750 , in cash. The Company recorded compensation expense of $31,250 to reflect the difference between the original and reduced per share price of the 1993 Warrants.

NOTE J - EMPLOYEE BENEFIT PLANS

        In April 1985, the Company adopted its Retirement Income Plan (the "Retirement Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. Benefits were based upon a combination of employee compensation and years of service. The Company paid the entire cost of the plan for its employees and funded such costs as they accrued. The Company's funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE J - (CONTINUED)

annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equities and equity and fixed income mutual funds.

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

        Assumptions used in the accounting were:
                                                          1996           1995
                                                          ----           ----
        Discount rates - liability                        7.50%          8.25%
        Long-term rate of return - assets                 8.50           8.50

        A summary of the components of net periodic pension cost for 1996, 1995 and 1994 is as follows:

                                                    1996          1995           1994
                                                   ------        ------          -----
        Service cost - benefits earned
         during the period                         $   -         $   -          $   -
        Interest cost on projected
         benefit obligation                          89,319        82,884         81,278
        Actual return on plan assets                (88,760)      (75,242)        (4,471)
        Net amortization and deferral                21,561        24,144        (52,626)
                                                   --------      --------       --------
        Net pension cost of defined
         benefit plans                             $ 22,120      $ 31,786       $ 24,181
                                                   ========      =========      ========

        The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at October 31, 1996 and 1995:

                                                      1996           1995
                                                   ----------       -------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                         $ 1,198,707   $ 1,040,710
                                                   ===========   ===========
    Projected benefit obligations                  $(1,198,707)  $(1,040,710)
    Fair value of plan assets                        1,160,844       981,763
                                                   -----------   -----------
    Excess of projected benefit
     obligation over fair value
     of plan assets                                    (37,863)      (58,947)
    Unrecognized net loss                              516,326       408,900
    Adjustment required to recognize
      minimum liability                               (516,326)     (408,900)
                                                   -----------   -----------
    Accrued pension cost                           $   (37,863)  $   (58,947)
                                                   ===========   ===========

NOTE K - PREFERRED STOCK PURCHASE RIGHTS

        On January 7, 1988, the Board of Directors of the Company declared a dividend distribution of ten rights (as adjusted for a reverse stock split) for each outstanding share of the Company's common stock, par value $.10 per share, to stockholders of record at the close of business on January 21, 1988. Each right ("Right") entitles the registered holder to initially purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.10 per share, at a purchase price of $5.50 per Unit, subject to adjustment. The rights will be exercisable only if a person or group acquires beneficial ownership of 30% or more of the Company's common stock (increased to more than 50% on January 6, 1997 - see Note
M) or commences a tender or exchange offer upon consummation of which a person or group would beneficially own 30% or more of the Company's common stock. Upon the occurrence of such event, each holder who is not a party to the transaction

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1996, 1995 AND 1994

NOTE K - (CONTINUED)

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

NOTE L - COMMITMENTS AND CONTINGENCIES

1.      LEASES AND OTHER COMMITMENTS

        The  Company  has  no  significant   annual  rental   obligations  under
noncancellable operating leases in force at October 31, 1996. Rental expense amounted to approximately $29,000 for the Company in 1996 and 1995.

2.      EMPLOYMENT AGREEMENTS

        The Company entered into an employment contract with its Vice President commencing November 1, 1994. The contract provides for a minimum annual salary of $90,000 through 1997, plus an annual bonus at the discretion of the Board of Directors.

NOTE M - SUBSEQUENT EVENTS

AMENDMENT OF PREFERRED STOCK PURCHASE RIGHTS

        On January 6, 1997, the Company's Board of Directors authorized an amendment of the terms of the preferred stock purchase rights (the "Rights") which accompany each share of the Company's Common Stock. The effect of the amendment is to increase, from 30 % to more than 50%, the minimum percentage of shares of the Company's Common Stock then outstanding that when beneficially owned by a person or group, causes the Rights to become separately transferable and exercisable.

SCHEDULE II


                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

        COLUMN A             COLUMN B                     COLUMN C             COLUMN D       COLUMN E
        --------             --------                     --------             --------       --------

                                                          ADDITIONS
                                                   --------------------------
                                                     (1)           (2)

                                                                 CHARGED TO
                             BALANCE AT            CHARGED TO       OTHER      DEDUC-          BALANCE AT
                             BEGINNING             COSTS AND     ACCOUNTS -    TIONS -          END OF
        DESCRIPTION          OF PERIOD             EXPENSES       DESCRIBE     DESCRIBE         PERIOD
        -----------          ----------            ----------    ----------    --------         ------
Allowance for doubtful
 accounts - Due from
 Second Advantage Corp.
 at October 31, 1996         $  -0-                $    194                                   $      194
                              --------              ---------                                  ---------

Valuation allowance
 for marketable
 securities at
 October 31, 1994            $ 11,822              $ (9,813)     $ (2,009)(A)                 $   -0-
                              --------              ---------     --------                     ---------

(A) Recorded as cumulative effect of change in accounting principle on October 31, 1994 when Statement of Financial Accounting Standards No. 115 was adopted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the current directors and executive officers of the Company:

Name                         Age    Position(s)
----                         ---    ---------------------
William L. Cohen             55     Director
Moses Marx                   61     Director
Steven Rosenberg             48     Vice President; Director
Harold L. Schneider          54     Secretary
Randolph B. Stockwell        50     Director


        Mr. Cohen was elected a director in July 1993. Mr. Cohen is President, Chief Executive Officer and Chairman of the Board of Andover Togs, Inc., an apparel manufacturing company, positions he has held for more than the past five years.

        Mr. Marx was elected a director in May 1995. Mr. Marx has been a general partner in United Equities Company (a securities brokerage firm) since 1954 and a general partner in United Equities Commodities Company (a commodities brokerage firm) since 1972. He is also President of Momar Corp. (an investment company). Mr. Marx is a director of Bio Technology general Corp. (a developer and manufacturer of biotechnology products) and The Cooper Companies, Inc. (a developer and manufacturer of healthcare products).

        Mr. Rosenberg has been Vice President and Chief Financial Officer of the Company since 1990 and since May 1995, he has also served as acting President. He also serves as chief administrative officer of the Company. Mr. Rosenberg was elected a director in May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc.

        Mr. Schneider was elected Secretary in April 1990. He has been a partner in the law firm Tenzer Greenblatt LLP for more than the past five years.

        Mr. Stockwell was elected a director in July 1988. He has been private investor for over ten years and has served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

        There are no family relationship (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

ITEM 11.       EXECUTIVE COMPENSATION

        The following table sets forth information as to all cash compensation paid by the Company to each of its executive officers whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group for services while an executive officer during the fiscal year ended October 31, 1996.

Name                         Capacity in Which Served                   Cash Compensation
----                         ------------------------                   -----------------
Steven Rosenberg             Acting President, Vice                     $90,000
                             President and Chief Financial
                             Officer

All executive officers as a group (one person)                          $90,000

EMPLOYMENT AGREEMENT

        Pursuant to an Employment Agreement between the Company and Steven Rosenberg dated as of November 1, 1994 (the "1994 Agreement"), Mr. Rosenberg agreed to continue to serve as the Company's Vice President and Chief Financial Officer during the three year period ending on October 31, 1997 (previously, he had been serving in that capacity on an "at will" basis). The 1994 Agreement provided that during the period of employment Mr. Rosenberg shall devote all of his business time to the business of the Company and its subsidiaries as is from time to time appropriate under the circumstances. As compensation for such services, Mr. Rosenberg is paid a base salary at the rate of $90,000 per annum, plus such annual bonus payments as the Board of Directors of the Company may in its discretion determine to be appropriate under the circumstances.

COMPENSATION OF DIRECTORS

        Each director who is not an employee of the Company receives monthly fees of $1,000 for serving as a director of the Company and $1,000 for each day during which he participates in a meeting of the Board and, if on a separate day, $500 for each day during which he participates in a meeting of a committee of the Board of which is a member. In addition, see "Stock Option Plan for Non-Employee Directors" below.

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

        Pursuant to the 1991 Stock Incentive Plan, on October 6, 1991, the Committee administering the Plan granted nonqualified stock options to the Company's then President to purchase up to 150,000 shares of common stock at a purchase price of $7.00 per share and to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $7.00 per share. The option granted to the Company's President terminates on the eighth anniversary of its effective date and the option granted to the Company's Vice President terminates on the fifth anniversary of its effective date.

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

ITEM 12.       SECURITIES HELD BY MANAGEMENT

        The following table sets forth certain information as of January 15, 1997 with respect to the beneficial ownership of the Company's Common Stock by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                                    Number of                   Percent
                                                     Shares                     of Class
                                                    ---------                   ---------
William Cohen                                           1,000(1)                 *

Moses Marx                                          1,155,620                   53.5%
160 Broadway, New York, NY 10038

Steven Rosenberg                                       30,000(2)                 1.4%

Randolph B. Stockwell                                   1,500(3)                 *

All executive officers and directors
  as a group (4 persons)                            1,188,120(4)                54.2%

----------------
 *  Less than 1%.

(1) Issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's Stock Option Plan for Non-Employee Directors.
(2) Issuable upon the exercise of outstanding options which have been granted to Mr. Rosenberg.
(3) Issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's Stock Option Plan for Non-Employee Directors.
(4) Includes 32,500 shares of Common Stock which are issuable upon the exercise of outstanding options.

        The foregoing information with respect to persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock is based upon filings made by said persons with the Securities and Exchange Commission.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        NOT APPLICABLE

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        (i)  Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets as of October 31, 1996 and 1995

          Consolidated Statements of Operations for the Years Ended October 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended October 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

        (ii)  Financial Statement Schedules

        Schedule
        Number        Description
        --------      -----------

        II.    Valuation and qualifying accounts

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

        (iii)  Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1988).
 3.2     Certificate  of  Amendment  of Restated  Certificate  of  Incorporation
         (incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988).
 3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987).
 3.4 By-laws of the Company (incorporated by reference to Exhibit 3(e) to the Company's Current Report on Form 8-K dated May 2, 1990).
 4.1 Rights Agreement dated as of January 7, 1988, between the Company and The First National Bank of Boston (incorporated by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K dated January 7, 1988).
 4.2 Amendment No. 1 to Rights Agreement effective as of December 20, 1990, between the Company and The First National Bank of Boston (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 17, 1991).
 4.3 Amendment No. 2 to Rights Agreement, dated as of April 8, 1992, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K dated April 20, 1992).
 4.4 Amendment No. 3 to Rights Agreement, dated as of March 11, 1996, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated March 21, 1996).
 4.5 Amendment No. 4 to Rights Agreement, dated as of January 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated January 10, 1997).
10.1 Assignment, Assumption and Indemnification Agreement dated October 25, 1984 between Cooper Laboratories, Inc. and the Company (incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).
10.2 Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to
         Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).

10.3 Joint Amendment dated as of June 14, 1985, to the Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30, 1990).
10.4 1991 Stock Incentive Plan of the Company. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.5 Stock Incentive Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.6 Registration Rights Agreement, dated as of October 31, 1991, between the Company and Momar Corp. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.7 Corporate Assumption of Tax Liability dated December 10, 1985 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated April 20, 1992).
10.8 Registration Rights Agreement, dated as of August 31, 1993, by and between the Company and Mr. Moses Marx (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).
10.9 Asset Purchase Agreement, dated as of November 23, 1994, by and between The Long Island Savings Bank, FSB and Entrust Financial Corporation (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K dated December 13, 1994).
10.10 Employment Agreement, dated as of November 1, 1994, between the Company and Steven Rosenberg. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1994).
10.11 Redemption Agreement, dated as of April 19, 1995 (effective as of March 31, 1995), by and among Second Advantage Mortgage Corporation, Emanuel Nadler, Efraim Nadler, Greater American Finance Group, Inc., Albert C. Kocourek, James W. Raker, H. Franklin Green III and the Company. (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30, 1995).
21.      Subsidiaries of the Company.
27.      Financial Data Schedule

        (b)  REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended October 31, 1996.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            COOPER LIFE SCIENCES, INC.



                                     BY:    /s/  Steven Rosenberg
                                           -------------------------------------
                                                   STEVEN ROSENBERG
                                        Vice President (Chief Executive Officer)


                                     DATE:     January 27, 1997
                                           -------------------------------------


        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                           TITLE                              DATE
        ---------                           -----                              ----

                                            Vice
                                            President (Chief
                                            Executive Officer,
                                            Principal Financial
                                            Officer and Principal
                                            Accounting Officer);
/s/  Steven Rosenberg                       Director                           January 27, 1997
----------------------------------
      STEVEN ROSENBERG


/s/  William Cohen                          Director                           January 27, 1997
----------------------------------
      WILLIAM COHEN


/s/  Moses Marx                             Director                           January 27, 1997
----------------------------------
      MOSES MARX


/s/ Randolph B. Stockwell                   Director                           January 27, 1997
----------------------------------
    RANDOLPH B. STOCKWELL
