Form 10-Q
period 1997-01-31
COOPER LIFE SCIENCES INC
filed 1997-03-10
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JANUARY 31, 1997
                                ----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649
                         -------

                           COOPER LIFE SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                              94-2563513
-------------------------------                  ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 BROADWAY, NEW YORK, NEW YORK                  10038
---------------------------------------           ---------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (212) 791-5362
                                                    ----------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---


        As of March 5, 1997, there were 2,145,695 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
        PART I.       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of
               January 31, 1997 and October 31, 1996                         3

               Consolidated Statements of Operations
               For The Three Months Ended
               January 31, 1997 and 1996                                     4

               Condensed Statements of Consolidated
               Cash Flows For The Three Months Ended
               January 31, 1997 and 1996                                     5

               Notes to Consolidated Condensed
               Financial Statements                                          6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                 6

        PART II       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                              7

Signature                                                                    8

Index of Exhibits                                                            9

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                      JANUARY 31,   OCTOBER 31,
                                                          1997          1996
                                                       -----------    -------
ASSETS
Cash and cash equivalents                                $  4,597    $    471
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                   34,583      30,583
 Executone Information Systems, Inc. Common Stock           3,208       2,989
Prepaid expenses and other                                     55          95
                                                         --------    --------
                                                         $ 42,443    $ 34,138
                                                         ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $    908    $    961
                                                         --------    --------
                                                              908         961

Stockholders' Equity

 Preferred stock - $.10 par value:
  6,000,000 shares authorized: none issued                     --        --

 Common stock - $.10 par value: 6,000,000
  Authorized   -- 6,000,000 shares
  Issued       -- 2,566,095 shares
  Outstanding  --
   January 31, 1997, 2,159,695 shares
   October 31, 1996, 2,172,695 shares                         256         256
Additional paid-in capital                                 78,538      78,538
Unrealized gain on marketable securities                   26,868      20,230
Accumulated deficit                                       (61,490)    (63,369)

Less: Common stock in treasury - at cost;
 January 31, 1997, 406,400 shares
 October 31, 1996, 393,400 shares                          (2,121)     (1,962)
Minimum pension liability adjustment                         (516)       (516)
                                                         --------    --------

Total Stockholders' Equity                                 41,535      33,177
                                                         --------    --------

                                                         $ 42,443    $ 34,138
                                                         ========    ========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                           JANUARY 31,
                                                    --------------------------
                                                      1997             1996
                                                     -------          -----
        Revenues

Gain on marketable securities                      $  1,957         $     --
Interest and other income                                70                3
                                                   --------         --------
                                                      2,027                3
                                                   --------         --------

        Expenses
General and administrative                              148              136
Interest                                                 --               40
                                                   --------         --------
        Total expenses                                  148              176
                                                   --------         --------

Income (loss) from operations before
 provision for income taxes                           1,879             (173)
Provision for income taxes                               --               --
                                                   --------         --------

Net income (loss)                                  $  1,879         $   (173)
                                                   ========         ========

Net income (loss) per share                        $    .83         $   (.08)
                                                   ========         ========

Average number of shares outstanding                  2,257            2,113
                                                   ========         ========




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                             ---------------------
                                                               1997      1996
                                                               ----      ----
  Cash flows from operating activities:

Net income (loss)                                           $ 1,879    $  (173)
Adjustments to reconcile net income (loss) to net
 cash (used in) operating activities:

Gain on marketable securities                                (1,957)        --
Depreciation and amortization                                     1          4

Changes in assets and liabilities:
 Decrease in prepaid expenses and other                          39         25
 (Decrease) increase in accounts payable and other
  accrued liabilities                                           (53)        13
                                                            -------    -------

 Net cash used in operating activities                          (91)      (131)
                                                            -------    -------


  Cash flows from investing activities:

Proceeds from sales of The Cooper
 Companies Inc. common stock                                  4,376         --
Investment in Unistar Gaming Corp.                               --       (200)
                                                            -------    -------

Net cash provided by (used in) investing activities           4,376       (200)
                                                            -------    -------

  Cash flows from financing activities:

Acquisition of treasury stock                                  (159)        --
                                                            -------    -------

Net cash used in financing activities                          (159)        --
                                                            -------    -------

 Net increase (decrease) in cash and cash equivalents         4,126       (331)

 Cash and cash equivalents - Beginning of period                471        341
                                                            -------    -------
 Cash and cash equivalents - End of period                  $ 4,597    $    10
                                                            =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                  $    --    $    40
 Cash used to pay taxes                                     $    --    $    --





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996

NOTE 1. -  GENERAL

        Cooper Life Sciences,  Inc. (the "Company") is not presently  engaged in
any   business   operations   and  is  currently   investigating   new  business
opportunities.

        During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1996 when reviewing this Form 10-Q.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of January 31, 1997 and October 31, 1996 and the consolidated results of its operations for the three month periods ended January 31, 1997 and 1996, and its consolidated cash flows for the three month periods ended January 31, 1997 and 1996.

NOTE 2. - MARKETABLE SECURITIES

THE COOPER COMPANIES, INC.

        At January 31, 1997 and October 31, 1996, the Company owned 1,869,333 shares and 2,127,533 shares, respectively, of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. The Company has been selling shares of TCC Common Stock in open market transactions; and subject to prevailing market conditions, it is the Company's intention to continue to do so.

EXECUTONE INFORMATION SYSTEMS, INC.

        On December 19, 1995, as a result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (the "Executone Common Stock" and the "Executone Preferred Stock"), a Virginia corporation ("Executone"), the common stock of which trades on the NASDAQ National Market System.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996.

        Net income was $1,879,000, or $.83 per share, in the 1997 quarter. There is no tax expense because of the utilization of the Company's net operating loss carryforward. Remaining net operating and other tax carryforwards have been fully reserved. The gain on marketable securities of $1,957,000 represents a realized gain on the sales of shares of TCC Common Stock during the 1997 quarter.

        COSTS AND EXPENSES. Total expense for the three months ended January 31, 1997 was $148,000 as compared to $176,000 for the three months ended January 31, 1996. General and administrative expenses in 1997 increased by $12,000 to $148,000 from $136,000 in the year ago period. Interest expense decreased by $40,000 to $-0- due to the repayment of all bank loans.

CAPITAL RESOURCES AND LIQUIDITY:

        The Company anticipates that during fiscal 1997, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities. It may be anticipated that any such acquisition may require the use by the Company of shares of the TCC Common Stock and/or shares of the Executone Common Stock which are owned by it.

        Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1997. The Company may raise additional cash, if necessary, by sales of shares of TCC Common Stock and/or shares of Executone Common Stock which are owned by it, depending upon prevailing market conditions. The Company may obtain additional cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings.

        The Company did not have any material capital commitments at January 31, 1997.

INFLATION AND CHANGING PRICES:

        The Company has not been materially affected by inflation.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        Exhibit
        Number        Description
        ------        -----------

        27            Financial Data Schedule.

b. A Form 8-K, dated January 10, 1997 was filed by the Company during the quarter for which this report on Form 10-Q is filed. Reported on said Form 8-K was Amendment No. 4 to the Company's Rights Plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COOPER LIFE SCIENCES, INC.
                                                   --------------------------
                                                         (REGISTRANT)



Date:  March 10, 1997                       By:     /s/ Steven Rosenberg
       --------------                              ---------------------
                                                   STEVEN ROSENBERG
                                                   VICE PRESIDENT AND CHIEF
                                                   FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit                                                           Sequential
Number         Description                                        Page Number
------         -----------                                        -----------

27             Financial Data Schedule                               10