Form 10-Q
period 1997-04-30
COOPER LIFE SCIENCES INC
filed 1997-06-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649

                           COOPER LIFE SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               94-2563513
------------------------------                   ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 Broadway, New York, New York                    10038
---------------------------------------          --------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         As of June 12, 1997, there were 2,141,777 outstanding shares of the issuer's Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                   Page No.
                                                                   --------
         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  April 30, 1997 and October 31, 1996               3

                  Consolidated Statements of Operations
                  For The Three and Six Months Ended
                  April 30, 1997 and 1996                           4

                  Condensed Statements of Consolidated
                  Cash Flows For The Six Months Ended
                  April 30, 1997 and 1996                           5

                  Notes to Consolidated Condensed
                  Financial Statements                              6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                     7

         PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote
                  of Security Holders                               8

Item 6.           Exhibits and Reports on Form 8-K                  8

Signature                                                           9

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                               April 30,           October 31,
                                                                 1997                 1996
                                                               --------            ----------
ASSETS

Cash and cash equivalents                                      $   8,001            $     471
Marketable Securities:
 The Cooper Companies, Inc. common stock                          25,874               30,583
 Executone Information Systems, Inc. common stock                  2,479                2,989
Note receivable                                                    5,000                   --
Prepaid expenses and other                                            53                   95
                                                               ---------            ----------
                                                               $  41,407            $  34,138
                                                               ---------            ----------
                                                               ---------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                       $     917                  961
                                                               ---------            ----------
                                                                     917                  961

Stockholders' Equity
 Preferred stock - $.10 par value:
 6,000,000 shares authorized: none issued                             --                   --

Common stock - $.10 par value:
 Authorized   -- 6,000,000 shares
 Issued       -- 2,566,095 shares                                    256                  256
 Outstanding  --
  April 30, 1997,   2,141,777 shares
  October 31, 1996, 2,172,695 shares
Additional paid-in capital                                        78,546               78,538
Unrealized gain on marketable securities                          21,385               20,230
Accumulated deficit                                              (56,774)             (63,369)

Less: Common stock in treasury - at cost;
 April 30, 1997,   422,318 shares
 October 31, 1996, 393,400 shares                                 (2,407)              (1,962)
Minimum pension liability adjustment                                (516)                (516)
                                                                  ------               -------
Total Stockholders' Equity                                        40,490               33,177
                                                                  ------               -------

                                                               $  41,407            $  34,138
                                                               ---------            ----------
                                                               ---------            ----------


            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Figures)
                                   (Unaudited)



                                                      For the                            For the
                                                 Three Months Ended                  Six Months Ended
                                                      April 30,                          April 30,
                                                -------------------                -------------------
                                                1997           1996                1997           1996
                                                -----          ----                ----           ----
         Revenues

Gain on marketable securities                  $ 4,791        $    --             $ 6,748        $    --
Interest and other income                          220              1                 290              4
                                               -------        -------             -------        -------
                                                 5,011              1               7,038              4
                                               -------        -------             -------        -------
         Expenses

General and administrative                         295            222                 443            358
Interest                                            --             40                  --             80
                                                -------        -------             -------        ------
         Total Expenses                            295            262                 443            438
                                                -------        -------             -------        ------

Income (loss) from operations before
provision for income taxes                      4,716           (261)              6,595           (434)
Provision for income taxes                          --             --                  --             --
                                               -------        -------             -------        -------
Net income (loss)                              $ 4,716        $  (261)            $ 6,595        $  (434)
                                               -------        -------             -------        -------
                                               -------        -------             -------        -------
Net income (loss) per share                    $  2.11        $  (.12)            $  2.94        $  (.20)
                                               -------        -------             -------        -------
                                               -------        -------             -------        -------
Average number of shares outstanding             2,234          2,138               2,246          2,125
                                               -------        -------             -------        -------
                                               -------        -------             -------        -------



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          April 30,
                                                                      ----------------
                                                                  1997                1996
                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $ 6,595               $ (434)
Adjustments to reconcile net income (loss) to net
 cash (used in) operating activities:

Gain on sale of marketable securities                          (6,748)                  --
Depreciation and amortization                                       1                    7
Non cash compensation charges
                                                                   78                   32
Changes in assets and liabilities:
Decrease in prepaid expenses and other                             41                   31
Decrease in accounts payable and
 other accrued liabilities                                        (44)                 (20)
                                                              -------              -------
Net cash used in operating activities                             (77)                (384)
                                                              -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of The Cooper
 Companies, Inc. common stock                                  13,122                   --
Note receivable from The Cooper Companies, Inc.                (5,000)                  --
Investment in Unistar Gaming Corp.                                 --                 (200)
                                                              -------              -------
Net cash provided by (used in) investing activities             8,122                 (200)
                                                              -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                                    (518)                  --
Proceeds from bank borrowing                                       --                  200
Proceeds from exercise of common stock options                      3                   --
Proceeds from exercise of common stock warrants                    --                  268
                                                              -------              -------
Net cash (used in) provided by financing activities              (515)                 468
                                                              -------              -------
Net increase (decrease) in cash and cash equivalents            7,530                 (116)
Cash and cash equivalents - Beginning of period                   471                  341
                                                              -------              -------
Cash and cash equivalents - End of period                     $ 8,001              $   225
                                                              -------              -------
                                                              -------              -------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay interest                                    $    --              $    80
 Cash used to pay taxes                                       $    --              $    --



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                             April 30, 1997 and 1996

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

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of April 30, 1997 and October 31, 1996 and the consolidated results of its operations for the three and six month periods ended April 30, 1997 and 1996, and its consolidated cash flows for the six month periods ended April 30, 1997 and 1996.

NOTE 2. - Marketable Securities

The Cooper Companies, Inc.

         At April 30, 1997 and October 31, 1996, the Company owned 1,447,533 shares and 2,127,533 shares, respectively, of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. The Company has been selling shares of TCC Common Stock in open market transactions; and subject to prevailing market conditions, it is the Company's intention to continue to do so.

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

NOTE 3. - Notes Receivable

         In April 1997, TCC borrowed a total of $5,000,000 from the Company pursuant to the terms of a Term Note in the principal amount of $2,320,000 and a Term Note in the principal amount of $2,680,000, collectively (the "Term Notes"). The Term Notes bear interest at the prime rate as quoted by The Chase Manhattan Bank (currently 8.5%) which is payable monthly. The Term Notes, including principal and accrued and unpaid interest, are due and payable on or before January 12, 1998.

NOTE 4. - New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect on the Company of adopting the new standard would be basic earnings per share of $2.19 and $3.06, and diluted earnings per share of $2.11 and $2.94, for the quarter and six months ended April 30, 1997, respectively.

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

Results of Operations for the Three and Six Months Ended April 30, 1997 Compared to the Three and Six Months Ended April 30, 1996.

         For the three months ended April 30, 1997 net income was $4,716,000, or $2.11 per share, as compared to a net loss of $261,000, or $.12 per share, for the three months ended April 30, 1996. For the six months ended April 30, 1997 net income was $6,595,000, or $2.94 per share, as compared to a net loss of $434,00, or $.20 per share in the year ago period. There is no tax expense in the three and six month periods ended April 30, 1997 because of the utilization of the Company's net operating loss carryforward. Remaining net operating and other tax carryforwards have been fully reserved. The gain on marketable securities of $4,791,000 and $6,748,000 for the three and six months in 1997, respectively, represents realized gains on the sales of shares of TCC Common Stock.

         Costs and Expenses. Total expense for the three and six months ended April 30, 1997 was $295,000 and $443,000, respectively, as compared to $262,000 and $438,000, respectively, for the three and six months ended April 30, 1996. General and administrative expenses in 1997 increased by $85,000 to $443,000 from $358,000 in the year ago period. The increase is due primarily to the increase in non-cash compensation expenses related to the exercise of stock options. Interest expense decreased by $80,000 to $-0- due to the repayment of all bank loans.

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

         The Company did not have any material capital commitments at April 30, 1997.

Inflation and Changing Prices:

         The Company has not been materially affected by inflation.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on April 9, 1997. At that meeting, the following persons were elected as the members of the Board of Directors of the Company, each to hold office until the next annual meeting of stockholders and until his successor has been duly elected and qualified:

         Name                                   Votes "FOR"                "WITHHOLD" Vote
         --------------------                   ----------                 ---------------
         William L. Cohen                       1,190,463                        3,511
         Moses Marx                             1,190,423                        3,551
         Steven Rosenberg                       1,190,463                        3,511
         Randolph B. Stockwell                  1,190,469                        3,505

         At said Annual Meeting of Stockholders the proposal to ratify the appointment of Grant Thornton LLP as the Corporation's independent certified public accountants for the fiscal year ending October 31, 1997 was duly approved by the stockholders of the Company. The number of votes cast with respect to said matter was as follows:

                              Number of Votes
                              ---------------
         FOR:                       1,187,734
         AGAINST:                       1,679
         ABSTAIN:                       4,561

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit
         Number            Description
         --------          -----------
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

                                                 COOPER LIFE SCIENCES, INC.
                                                 -------------------------
                                                        (Registrant)

Date:   June 13, 1997                       By:   /s/  Steven Rosenberg
        -------------                             ---------------------
                                                  Steven Rosenberg
                                                  Vice President and Chief
                                                  Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                        Sequential
Number            Description                                  Page Number
------ -          -----------                                  -----------
27                Financial Data Schedule                          11