Form 10-Q
period 1997-07-31
COOPER LIFE SCIENCES INC
filed 1997-09-09
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JULY 31, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of September 8, 1997, there were 2,133,277 outstanding shares of the Registrant's Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                               PAGE NO.
                                                               --------
         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  July 31, 1997 and October 31, 1996            3

                  Consolidated Statements of Operations
                  For The Three and Nine Months Ended
                  July 31, 1997 and 1996                        4

                  Condensed Statements of Consolidated
                  Cash Flows For The Nine Months Ended
                  July 31, 1997 and 1996                        5

                  Notes to Consolidated Condensed
                  Financial Statements                          6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                 6

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K              7

Signature                                                       8

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           July 31,           October 31,
                                                            1997                 1996
                                                           --------           -----------
ASSETS

Cash and cash equivalents                                 $  19,031            $     471
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                     33,380               30,583
 Executone Information Systems, Inc. Common Stock             2,406                2,989
Prepaid expenses and other                                       15                   95
                                                          ---------            ---------
                                                          $  54,832            $  34,138
                                                          =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $     873                  961
                                                          ---------            ---------
                                                                873                  961
Stockholders' Equity

Preferred stock - $.10 par value:
6,000,000 shares authorized: none issued                         --                   --

Common stock - $.10 par value:
 Authorized   -- 6,000,000 shares
 Issued       -- 2,566,095 shares                               256                  256
 Outstanding  --
  July 31, 1997,    2,136,777 shares
  October 31, 1996, 2,172,695 shares
Additional paid-in capital                                   78,546               78,538
Unrealized gain on marketable securities                     31,212               20,230
Accumulated deficit                                         (53,025)             (63,369)

Less: Common stock in treasury - at cost;
 July 31, 1997,    429,318 shares
 October 31, 1996, 393,400 shares                            (2,514)              (1,962)
Minimum pension liability adjustment                           (516)                (516)
                                                          ---------            ---------
Total Stockholders' Equity                                   53,959               33,177
                                                          ---------            ---------
                                                          $  54,832            $  34,138
                                                          =========            =========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)

                                                        FOR THE                           FOR THE
                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        JULY 31,                         JULY 31,
                                                 -------------------                -------------------
                                                 1997           1996                1997           1996
                                                 ----           ----                ----           ----
         Revenues

Gain on sale of marketable securities           $ 3,636        $   285             $10,384        $   285
Interest and other income                           224              4                 514              8
                                                -------        -------             -------        -------
                                                  3,860            289              10,898            293
                                                -------        -------             -------        -------
         Expenses

General and administrative                          111            120                 554            478
Interest                                             --             33                  --            113
                                                -------        -------             -------        -------
         Total Expenses                             111            153                 554            591
                                                -------        -------             -------        -------
Income (loss) from operations
 before provision for income taxes                3,749            136              10,344           (298)
Provision for income taxes                           --             --                  --             --
                                                -------        -------             -------        -------
Net income (loss)                               $ 3,749        $   136             $10,344        $  (298)
                                                =======        =======             =======        =======
Net income (loss) per share                     $  1.68        $   .06             $  4.61        $  (.14)
                                                =======        =======             =======        =======
Average number of shares outstanding              2,236          2,249               2,242          2,141
                                                =======        =======             =======        =======



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                        July 31,
                                                                ------------------------
                                                                1997                1996
                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $ 10,344             $   (298)
Adjustments to reconcile net income (loss) to net
 cash (used in) operating activities:

(Gain) on sale of marketable securities                        (10,384)                (285)
Depreciation and amortization                                        2                   11
Non cash compensation charge                                        78                   32

Changes in assets and liabilities:

Decrease in prepaid expenses and other                              78                   54
Decrease in accounts payable and
 other accrued liabilities                                         (88)                (173)
                                                              --------             --------
Net cash (used in) operating activities                            (30)                (659)
                                                              --------             --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of The Cooper

 Cooper Companies, Inc. common stock                            19,152                1,128
Investment in Unistar Gaming Corp.                                  --                 (200)
                                                              --------             --------
Net cash provided by investing activities                       19,152                  928
                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                                     (625)                  --
Proceeds from exercise of common stock options                       3                   --
Decrease in bank borrowing                                          --                 (500)
Proceeds from exercise of common stock warrants                     --                  268
                                                              --------             --------
Net cash used in financing activities                             (622)                (232)
                                                              --------             --------
Net increase in cash and cash equivalents                       18,560                   37
Cash and cash equivalents - Beginning of period                    471                  341
                                                              --------             --------
Cash and cash equivalents - End of period                     $ 19,031             $    378
                                                              ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash used to pay interest                                    $     --             $    113
 Cash used to pay taxes                                       $     --             $     --



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1997 AND 1996

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

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of July 31, 1997 and October 31, 1996 and the consolidated results of its operations for the three and nine month periods ended July 31, 1997 and 1996, and its consolidated cash flows for the nine month periods ended July 31, 1997 and 1996.

NOTE 2. - MARKETABLE SECURITIES

THE COOPER COMPANIES, INC.

         At July 31, 1997 and October 31, 1996, the Company owned 1,192,133 shares and 2,127,533 shares, respectively, of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. The Company has been selling shares of TCC Common Stock in open market transactions; and subject to prevailing market conditions, it is the Company's intention to continue to do so.

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

NOTE 3. - NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect on the Company of adopting the new standard would be basic earnings per share of $1.68 and $4.61, and diluted earnings per share of $1.68 and $4.61, for the quarter and nine months ended July 31, 1997, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1996.

         For the three months ended July 31, 1997 net income was $3,749,000, or $1.68 per share, as compared to net income of $136,000, or $.06 per share, for the three months ended July 31, 1996. For the nine months ended July 31, 1997 net income was $10,344,000, or $4.61 per share, as compared to a net loss of $298,00, or $.14 per share in the year ago period. There is no tax expense in the three and nine month periods ended July 31, 1997 because of the utilization of the Company's net operating loss carryforward. Remaining net operating and other tax carryforwards have been fully reserved. The gain on marketable securities of $3,636,000 and $10,384,000 for the three and nine months in 1997, respectively, represents realized gains on the sales of shares of TCC Common Stock.

         COSTS AND EXPENSES. Total expense for the three months ended July 31, 1997 was $111,000 as compared to $153,000 for the three months ended July 31, 1996. General and administrative expenses in 1997 decreased by $42,000 to $111,000 from $153,000 in the year ago period. Interest expense decreased by $33,000 to $-0- due to the repayment of all bank loans.

         Total expense for the nine months ended July 31, 1997 was $554,000 as compared to $591,000 for the nine months ended July 31, 1996. General and administrative expenses in 1997 increased by $76,000 to $554,000 from $478,000 in the year ago period. The increase was due primarily to the increase in non-cash compensation expenses related to the exercise of stock options. Interest expense declined to $-0- from $113,000 due to the repayment of all bank loans.

CAPITAL RESOURCES AND LIQUIDITY:

         The Company anticipates that during the remainder of fiscal 1997, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities. It may be anticipated that any such acquisition will require the use by the Company of shares of the TCC Common Stock and/or shares of the Executone Common Stock which are owned by it.

         Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during the remainder of fiscal 1997. The Company has raised cash by sales of shares of TCC Common Stock which are owned by it, and, depending upon prevailing market conditions, may raise additional cash through additional sales of TCC Common Stock. The Company may also obtain cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings.

         The Company did not have any material capital commitments at July 31, 1997.

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

                           COOPER LIFE SCIENCES, INC.
                           --------------------------
                                  (Registrant)

Date:  September 8, 1997                    By: /s/ Steven Rosenberg
                                                ---------------------------
                                               STEVEN ROSENBERG
                                               VICE PRESIDENT AND CHIEF
                                               FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit                                                     Sequential
Number            Description                               Page Number
- -------           -----------                               -----------
27                Financial Data Schedule                        10