Form 10-K405
period 1997-10-31
COOPER LIFE SCIENCES INC
filed 1998-01-28
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of January 23, 1998: $35,522,331.

Number of shares outstanding of each of the Registrant's classes of Common Stock as of January 23, 1998: 2,126,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

                                     PART I

ITEM 1. BUSINESS

DISCONTINUED OPERATIONS

      On November 30, 1994, Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), sold substantially all of the assets of its mortgage banking business and as of March 31, 1995 disposed of its remaining interest in the business (see Note D of Notes to Consolidated Financial Statements). The Company's mortgage banking operations were considered to be a discontinued operation as of October 31, 1994. On December 19, 1995, as the result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (collectively, the "Executone Securities"). (See Note C of Notes to Consolidated Financial Statements.) As a result of these transactions, the Company is not presently engaged in any business operations. It is actively investigating new business opportunities.

COMMON STOCK OF THE COOPER COMPANIES, INC.

      The Company owns shares of common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. As of January 23, 1998, the Company owned 4,133 shares of TCC Common Stock (see Note B of Notes to Consolidated Financial Statements.) The Company has from time to time during the past year sold shares of TCC Common Stock in open market transactions; and subject to prevailing market conditions, it is the Company's intention to continue to do so. The proceeds of sale, were and are, being used by the Company to fund its operating expenses and to provide it with additional cash which would be available for use in connection with the acquisition of new business opportunities.

POSSIBLE INVESTMENT COMPANY STATUS

      The Company's principal assets currently consist of cash, and cash equivalents and shares of the TCC Common Stock and the Executone Securities. As a result of the percentage of its assets that is currently comprised of the TCC Common Stock and the Executone Securities, the Company could be deemed to be an "investment company," as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act"). Although the Company believes that it is not an investment company, there can be no assurance that the Company will not be required to register as an investment company. If it is so required to register, it would become subject to certain restrictions which could prove to be materially burdensome to the Company. However, even if the Company were deemed to be an investment company for purposes of the Investment Company Act, such status would most probably be terminated upon the subsequent acquisition by it of an operating business.

EMPLOYEES

      On October 31, 1997, the Company had one full time employee.

ITEM 2. PROPERTIES.

The following is the Company's principal facility, which it currently rents on a month to month basis from a company affiliated with a director of the Company.

                                          Approximate       Approximate
                                          Floor Area        Annual
Location          Operations              (Sq. Ft.)         Rent
--------          -----------------       ------------      -----------
New York, NY      Executive Offices       1,500             $  18,000

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

                                          High        Low
                                          ----        ---

Fiscal Year ended October 31, 1996
-----------------------------------
November 1, 1995 to January 31, 1996      9 3/4       7 3/4
February 1, 1996 to April 30, 1996        10 3/4      8 3/4
May 1, 1996 to July 31, 1996              13 3/4      10 3/8
August 1, 1996 to October 31, 1996        12          10 3/4

                                          High        Low
                                          ----        ---

Fiscal Year ended October 31, 1997
----------------------------------
November 1, 1996 to January 31, 1997      14 1/2      11
February 1, 1997 to April 30, 1997        16 1/2      13 3/4
May 1, 1997 to July 31, 1997              23 1/4      14
August 1, 1997 to October 31, 1997        28 1/4      19 1/2


      As of the close of business on January 21, 1998, there were 2,694 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                         FIVE YEAR FINANCIAL HIGHLIGHTS

                           YEAR-END FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

      The following is a summary of certain financial information with respect to the Company's fiscal years ended October 31, 1997, 1996, 1995, 1994, and 1993. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.






                                                    October 31,
                                      ----------------------------------------------
                                          1997      1996       1995   1994(1)   1993(2)
                                          ----      ----       ----   ----      ----


Balance Sheet Data:
-------------------

Total Assets                           $64,521   $34,138    $19,102   $42,582  $145,053

Long Term Debt                              --        --         --     2,300     3,650

Total Liabilities                        2,792       961      2,812    23,163   136,313

Stockholders' Equity                    61,729    33,177     16,290    19,419     5,579



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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                         Five Year Financial Highlights
                     Summary of Consolidated Operations (a)
                    (In Thousands, Except Per Share Amounts)



                                                  For The Years Ended October 31,
                                           1997       1996      1995    1994 (1)  1993 (2)
                                          -------     ------    ------  --------  --------
  Revenues
Realized and unrealized gain
 (loss) on marketable securities          $ 16,845   $   772  $  (376)  $ 9,320   $(3,334)
Dividend income                                 --        --       --        89       298
Interest and other income - net                788        22       51       176       163
                                          --------   -------  -------   -------   -------
                                            17,633       794     (325)    9,585    (2,873)
                                          --------   -------  -------   -------   -------
  Expenses
General and administrative                     823       809    1,132       979     2,086
Interest                                        --       138      193       283       149
                                          --------   -------  -------   -------   -------
    Total Expenses                             823       947    1,325     1,262     2,235
                                          --------   -------  -------   -------   -------
                                            16,810      (153)  (1,650)    8,323    (5,108)
Loss and write-downs on Investments
 in Preferred Stock                             --    (2,096)      --        --        --
                                          --------   -------  -------   -------   -------

Income (loss) from continuing
 operations before income taxes             16,810    (2,249)  (1,650)    8,323    (5,108)
Provision for (benefit from)
 income taxes                                  100        --       --        --      (520)
                                          --------   -------  -------   -------   -------
Income (loss) from continuing
 operations                                 16,710    (2,249)  (1,650)    8,323    (4,588)
Gain (loss) from discontinued
 operations                                     --        --    2,823    (3,084)      (35)
                                          --------   -------  -------   -------   -------
Income (loss) before cumulative
 effect of change in accounting
 principle                                  16,710   (2,249)    1,173     5,239    (4,623)
Cumulative effect of change in
 accounting principle                           --       --        --     2,009        --
                                          --------   -------   -------   -------   -------
Net income (loss)                         $ 16,710  $(2,249)  $ 1,173   $ 7,248   $(4,623)
                                          ========   =======   =======   =======   =======

Net income (loss) per share
Primary:
 Continuing operations                    $   7.45   $ (1.05)  $  (.75)  $  4.01   $ (2.17)
 Discontinued operations                        --        --      1.28     (1.49)     (.02)
                                          --------   -------   -------   -------   -------
                                             7.45      (1.05)      .53      2.52     (2.19)
Cumulative effect of change
 in accounting principle                        --        --        --       .97        --
                                          --------   -------   -------   -------   -------
Net income (loss) per share               $   7.45   $ (1.05)  $   .53   $  3.49   $ (2.19)
                                          ========   =======   =======   =======   =======

Fully Diluted:
 Continuing operations                    $  7.45    $ (1.05)  $  (.75)  $  4.01   $ (2.17)
 Discontinued operations                       --         --      1.28     (1.49)     (.02)
                                          --------   -------   -------   -------   -------
                                             7.45      (1.05)      .53      2.52     (2.19)
Cumulative effect of change
 in accounting principle                       --         --        --       .97        --
                                          --------   -------   -------   -------   -------
Net income (loss) per share               $  7.45    $ (1.05)  $   .53   $  3.49   $ (2.19)
                                          ========   =======   =======   =======   =======

Cash dividends per common share           $    --    $    --   $    --   $    --   $    --
                                          ========   =======   =======   =======   =======

Weighted average number of
 shares outstanding                          2,244     2,149     2,206     2,076     2,113
                                          ========   =======   =======   =======   =======

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

CAPITAL RESOURCES AND LIQUIDITY:

      The Company anticipates that during fiscal 1998, its principal financing needs will consist primarily of funding its general and administrative expenses and the acquisition price of one or more new business activities.

      Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1998. From November 1, 1997 to January 23, 1998, the Company sold 989,300 shares of TCC Common Stock with proceeds of approximately $40.0 million.

      The Company did not have any material capital commitments at the end of fiscal 1997.

      In 1997 and 1996, the Company used cash primarily to fund its general and administrative expenses, acquire treasury stock and to repay bank debt. In 1995, the Company used cash primarily to acquire its interest in Unistar Gaming Corp. ("UGC") (see Note C).

CASH FLOWS

      OPERATING ACTIVITIES In fiscal 1997, the Company's operating activities used cash primarily to fund its general and administrative expenses. Such cash was provided by the proceeds of sale of shares of TCC Common Stock.

      SALES OF TCC COMMON STOCK Net cash received in fiscal 1997 was $26.2 million as a result of the sale by the Company of shares of TCC Common Stock owned by it.

      FINANCING ACTIVITIES Net cash used in financing activities in fiscal 1997 amounted to $880,000 due to open market purchases of shares of the Company's common stock.

RESULTS OF OPERATIONS

Comparison of each of the years in the three-year period ended October 31, 1997:

1997 VS. 1996

      The net income in fiscal 1997 was $16,710,000 as compared to a net loss of $2,249,000 in fiscal 1996.

      MARKETABLE SECURITIES. The gain on marketable securities of $16,845,000 and $772,000 in fiscal 1997 and 1996, respectively, represents realized gains on the sales of 1,134,100 shares and 195,000 shares, respectively, of TCC Common Stock during each year. At November 1, 1995, October 31, 1996, October 31, 1997 and January 23, 1998, the quoted market price of TCC Common Stock was $5.875, $14.375, $35.75 and $45.6875, respectively.

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

      INTEREST INCOME. Interest income increased to $788,000 in fiscal 1997 from $22,000 in fiscal 1996 due to higher levels of cash balances.

1996 VS. 1995

      The net loss in fiscal 1996 was $153,000 (excluding a loss of $2,096,000 on the writedown of the Executone Preferred Stock) as compared to a net loss of $1,650,000 (before a gain of $2,823,000 from discontinued operations) in fiscal 1995. The improvement in operating results was due primarily to a decrease in interest expense and settlement in 1995, of several long outstanding legal matters.

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

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and dilutive earnings per share with disclosure of the methods used to compute the per share amounts.

      Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible debt and preferred stock. The adoption of this standard is not expected to have a material impact on earnings per share of the Company.

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

      In June 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 129 was issued for two reasons; (1) to consolidate existing guidance about disclosure of capital structure into one standard and
(2) to extend the scope of the disclosure requirements to include nonpublic entities. SFAS No. 129 does not change the disclosure of capital structure for the Company.

REPORTING COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for the net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and may have a material effect on the Company's financial statements, as unrealized gains, net of applicable income taxes, on available for sale securities will be included in comprehensive income.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION


      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Cooper Life Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the accompanying index at Item 14(a)(ii) for the years ended October 31, 1997, 1996 and 1995. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
January 23, 1998

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                   OCTOBER 31,
                                                            ----------------------
                                                                1997        1996
                                                            ----------   ---------
      ASSETS

Cash and cash equivalents                                    $ 25,887     $    471
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                       35,515       30,583
 Executone Information Systems, Inc. Common Stock               2,552        2,989
Prepaid expenses and other                                        567           95
                                                             --------     --------
                                                             $ 64,521     $ 34,138
                                                             ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                     $    992     $    961
Income taxes payable                                              100           --
Deferred income taxes                                           1,700           --
                                                             --------     --------
                                                                2,792          961


Commitments and Contingencies
Stockholders' equity
Preferred stock - $.10 par value: 6,000,000
 shares authorized: none issued                                    --           --
Common stock - $.10 par value:
 6,000,000 shares authorized:
 2,566,095 shares issued at October 31, 1997 and 1996             256          256
Additional paid-in capital                                     78,546       78,538
Unrealized gain on marketable securities, net
 of deferred taxes                                             32,359       20,230
Accumulated deficit                                           (46,659)     (63,369)

Less: Common stock in treasury - at cost;
 439,830 shares and 393,400 shares at
 October 31, 1997 and 1996, respectively                       (2,773)      (1,962)
Minimum pension liability                                          --         (516)
                                                             --------     --------

Total stockholders' equity                                     61,729       33,177
                                                             --------     --------

                                                             $ 64,521     $ 34,138
                                                             ========     ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                 FOR THE YEARS ENDED OCTOBER 31,
                                                 --------------------------------
                                                    1997        1996        1995
                                                    -----       -----       ----
      Revenues
Realized gain (loss) on marketable securities    $16,845     $   772     $  (376)
Interest and other income - net                      788          22          51
                                                 -------     -------     -------
                                                  17,633         794        (325)
                                                 -------     -------     -------

      Expenses

General and administrative                           823         809       1,132
Interest                                              --         138         193
                                                 -------     -------     -------
    Total expenses                                   823         947       1,325
                                                 -------     -------     -------
                                                  16,810        (153)     (1,650)
Loss and writedown on Executone Information
 Systems, Inc. Preferred Stock                        --      (2,096)         --
                                                 -------     -------     -------

Income (loss) from continuing operations
 before income taxes                              16,810      (2,249)     (1,650)
Provision for income taxes                           100          --          --
                                                 -------     -------     -------

Income (loss) from continuing operations          16,710      (2,249)     (1,650)
Gain from discontinued operations                     --          --       2,823
                                                 -------     -------     -------

Net income (loss)                                $16,710     $(2,249)    $ 1,173
                                                 =======     =======     =======

Net income (loss) per share
Primary:
 Continuing operations                           $  7.45     $ (1.05)    $  (.75)
 Discontinued operations                              --          --        1.28
                                                 -------     -------     -------

Net income (loss) per share                      $  7.45     $ (1.05)    $   .53
                                                 =======     =======     =======

Fully Diluted:
 Continuing operations                           $  7.45     $ (1.05)    $  (.75)
 Discontinued operations                              --          --        1.28
                                                 -------     -------     -------

Net income (loss) per share                      $  7.45     $ (1.05)    $   .53
                                                 =======     =======     =======

Weighted average number of shares outstanding      2,244       2,149       2,206
                                                 =======     =======     =======




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                             (Dollars In Thousands)



                                                                         Unrealized
                                          Common Stock      Additional   gain on                                Minimum
                                                     Par      paid-in    marketable    Accumulated   Treasury    pension
                                          Shares     value    capital    securities      deficit      stock     liability   Total
                                          ------     -----    -------    ----------     --------      -----     ---------   -----
Balance at October 31, 1994               2,516      $ 251    $78,283      $5,783      $(62,293)     $(2,130)     $(475)   $19,419

Net Income                                                                                1,173                              1,173
Treasury shares issued for
 pension plan contribution                                                                                26                    26
Reduction in value of
 marketable securities                                                     (4,394)                                          (4,394)
Reduction in pension liability over
 unrecognized prior service cost                                                                                     66         66
                                          -----       ----    -------     -------      --------     -------        ----    -------
Balance at October 31, 1995               2,516        251     78,283       1,389       (61,120)      (2,104)      (409)    16,290

Net loss                                                                                 (2,249)                            (2,249)
Treasury shares issued for
 pension plan contribution                                        (40)                                   142                   102
Increase in value of
 marketable securities                                                     18,841                                           18,841
Exercise of common
 stock warrants                              50         5         295                                                          300
Increase in pension
 liability over unrecognized
 prior service cost                                                                                                (107)      (107)
                                          -----       ----    -------     -------      --------     -------        ----    -------
Balance at October 31, 1996               2,566        256     78,538      20,230      (63,369)       (1,962)      (516)    33,177

Net Income                                                                              16,710                              16,710
Treasury shares issued for
 options exercised                                                  8                                     72                    80
Acquisition of treasury shares                                                                          (883)                 (883)
Increase in value of marketable
 securities, net of deferred taxes                                         12,129                                           12,129
Reduction of minimum
 pension liability                                                                                                  516        516
                                          -----       ----    -------     -------      --------     -------        ----    -------
Balance at October 31, 1997               2,566       $256    $78,546     $32,359      $(46,659)    $(2,773)       $ --     $61,729
                                          =====       ====    =======     =======      ========     =======        ====    =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.








                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                       FOR THE YEARS ENDED OCTOBER 31,
                                                       -------------------------------

                                                         1997         1996       1995
                                                       --------     --------   ------
    Cash flows from operating activities:
  Net income (loss)                                    $ 16,710     $ (2,249)  $  1,173
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
  Realized (gain) loss on marketable securities         (16,845)        (772)       376
  Loss and writedown of Executone Information
   Systems, Inc. preferred stock                             --        2,096         --
  Gain from discontinued operations                          --           --     (2,823)
  Provision for doubtful accounts                            --          194         --
  Non-cash compensation charge                              112           32         --
  Depreciation and other                                      2           26         16
    Changes in assets and liabilities:
  Decrease (increase) in prepaid expenses and other           9           28       (221)
  Increase (decrease) in accounts payable, income
   taxes payable and accrued liabilities                    131         (395)        75
                                                       --------     --------   --------
  Net cash provided by (used in) operating activities       119       (1,040)    (1,404)
                                                       --------     --------   --------
     Cash flows from investing activities:
  Sale of discontinued operations                            --           --     25,260
  Investment in Unistar Gaming Corp.                         --         (200)    (3,625)
  Note receivable from The Cooper Companies, Inc.        (5,000)          --         --
  Repayment of note receivable from
   The Cooper Companies, Inc.                             5,000           --         --
  Proceeds from sales of The Cooper
   Companies, Inc. common stock                          26,177        2,602         --
                                                       --------     --------   --------
  Net cash provided by investing activities              26,177        2,402     21,635
                                                       --------     --------   --------
     Cash flows from financing activities:
  Repayment of notes payable - affiliates                    --           --     (2,300)
  Repayment of bank borrowings                               --       (1,500)        --
  Repayment of line of credit borrowings                     --           --    (18,034)
  Proceeds from exercise of common stock
   warrants and options                                       3          268         --
  Acquisition of treasury stock                            (883)          --         --
                                                       --------     --------   --------
  Net cash used in financing activities                    (880)      (1,232)   (20,334)
                                                       --------     --------   --------
  Net increase (decrease) in cash and
   cash equivalents                                      25,416          130       (103)
Cash and cash equivalents at beginning of year              471          341        444
                                                       --------     --------   --------
Cash and cash equivalents at end of year               $ 25,887     $    471   $    341
                                                       ========     ========   ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                           $     --      $   136   $    192
    Income Taxes                                       $     --      $    11   $     22

Supplemental schedule of non cash investing activities (Notes C and D)

      In 1995 the Company acquired 27.5% of the common stock of Unistar Gaming Corp. for $4.8 million. The purchase price was satisfied as follows:

      Cash                                    $2,500
      Forgiveness of indebtedness
       for advances to UGC                       475
      Note payable                               650
      Fair value of TCC Common Stock
       issued to UGC                           1,188
                                              ------
                                              $4,813
                                              ======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

      Cooper Life Sciences, Inc. (the "Company"), a Delaware corporation, owned a majority interest in a company engaged in mortgage banking from August 1993 to October 1994 (Note D). At the present time, the Company is not engaged in any operating activities.

      The Company's principal assets currently consist of cash, and cash equivalents and shares of The Cooper Companies, Inc. ("TCC") common stock (the "TCC Common Stock") and Executone Information Systems, Inc. ("Executone") common stock and preferred stock (the "Executone Securities'). As a result of the percentage of its assets that is currently comprised of the TCC Common Stock and the Executone Securities, the Company could be deemed to be an "investment company," as such term is defined in the Investment Company Act of 1940, as amended (the "Investment Company Act"). Although the Company believes that it is not an investment company, there can be no assurance that the Company will not be required to register as an investment company. If it is so required to register, it would become subject to certain restrictions which could prove to be materially burdensome to the Company. However, even if the Company were deemed to be an investment company for purposes of the Investment Company Act, such status would most probably be terminated upon the subsequent acquisition by it of an operating business.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.    PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Cooper Life Sciences, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. During fiscal year 1997, the Company liquidated its majority owned subsidiary, Moore Sports Ltd.

2.    MARKETABLE SECURITIES

      In accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method. At October 31, 1997, the Company considers all of its holdings of TCC Common Stock and Executone Information Systems, Inc. common stock to be securities available for sale.

      At October 31, 1997, the Company owns approximately 6.7% of the outstanding common stock of TCC and approximately 2% of the outstanding common stock of Executone. (See Note B.)

3.    INVESTMENT IN UNISTAR GAMING CORP.

      In 1995, the Company owned approximately 31% of the outstanding common stock of Unistar Gaming Corp. ("UGC") (see Note C). The Company sold its investment in UGC to Executone in December 1995 for shares of Executone common stock and preferred stock.

4.    INCOME TAXES

      The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes."

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE A - (CONTINUED)

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of financial instruments (principally consisting of cash, cash equivalents, marketable securities and investment in Executone Preferred Stock) approximate fair value. The Company determined the fair value of the marketable securities based upon the quoted market values, and determined the fair value of the investment in Executone Preferred Stock based upon estimated recoverable amounts upon the sale of the securities.

6.    NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is determined using the weighted average number of Common shares and dilutive common stock equivalents outstanding during the respective periods. Common stock equivalents have not been included in the determination of net loss per share as they are antidilutive or have no material effect.

7.    CASH EQUIVALENTS

      The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

      On October 31, 1997, the Company entered into a repurchase agreement with Chase Securities, Inc. in the principal amount of $18,800,000, which is included in cash and cash equivalents. Such repurchase agreement bears interest at 5.45% on an annualized basis, matured on November 14, 1997, and is collateralized by a United States Treasury Bond.

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

9.    ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and dilutive earnings per share with disclosure of the methods used to compute the per share amounts.

      Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible debt and preferred stock. The adoption of this standard is not expected to have a material impact on earnings per share of the Company.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE A - (CONTINUED)

      DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

      In June 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 129 was issued for two reasons; (1) to consolidate existing guidance about disclosure of capital structure into one standard and
(2) to extend the scope of the disclosure requirements to include nonpublic entities. SFAS No. 129 does not change the disclosure of capital structure for the Company.

      REPORTING COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for the net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and may have a material effect on the Company's financial statements, as unrealized gains, net of applicable income taxes, on available for sale securities will be included in comprehensive income.

      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

10.   RECLASSIFICATIONS

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year's presentation.

NOTE B - THE COOPER COMPANIES COMMON STOCK TRANSACTIONS

      At October 31, 1997 and 1996, the Company owned 993,433 shares and 2,127,533 shares, respectively of the common stock of The Cooper Companies, Inc. ("TCC"), (the "TCC Common Stock").

      The following is a summary of available-for-sale securities as of October 31, 1997 and 1996:

                                                  Gross
                                                Unrealized        Fair
(in thousands)                      Cost        Gains (Loss)      Value
                                    -------     ------------      ---------
                              1997
                              ----
The Cooper Companies, Inc.
 Common Stock                       $ 1,091     $34,424           $35,515
Executone Information
 Systems, Inc. Common Stock           2,916        (364)            2,552
                                    -------     -------           -------
                                    $ 4,007     $34,060           $38,067
                                    =======     =======           =======

                              1996
                              ----
The Cooper Companies, Inc.
 Common Stock                       $10,426     $20,157           $30,583
Executone Information
 Systems, Inc. Common Stock           2,916          73             2,989
                                    -------     -------           -------
                                    $13,342     $20,230           $33,572
                                    =======     =======           =======

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE B - (CONTINUED)

      The following is a summary of gross realized gains and gross realized losses on sales of TCC Common Stock for each of the three fiscal years ended October 31, 1997, 1996 and 1995:

                        Gross             Gross
                        Realized          Realized
                        Gains             Losses
                        --------          --------
(in thousands)

      1997              $16,845           $  --
      1996              $   772           $  --
      1995              $  --             $  (376)

      From November 1, 1997 to January 23, 1998, the Company sold 989,300 shares of TCC Common Stock with proceeds of approximately $40.0 million.

      In April 1997, the Company loaned $5.0 million to TCC. In August 1997 the loan was repaid with interest of approximately $126,600.

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

      In exchange for its shares of UGC Common Stock, the Company received approximately 31.5% of the Executone Securities, comprised of a) 1,166,520 shares of Executone Common Stock, b) 78,819 shares of Executone Series A Preferred Stock, and c) 31,528 shares of Executone Series B Preferred Stock. The Company has agreed that for a period of six months following the Closing Date not to sell, transfer, assign, pledge or grant a security interest in its Executone

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE C - (CONTINUED)

Securities and thereafter, through the last day of the twelfth full calendar month following the Closing Date, not to sell in any calendar month a number of shares of its Executone Securities equal to more than the sum of 16.66% of the Executone Preferred Stock or the Executone Common Stock issued to the Company on the Closing Date or thereafter and any unused amount from previous calendar months. On June 30, 1996, Executone filed with the Securities and Exchange Commission a registration statement covering the resale of all shares of the Executone Common Stock issued on the Closing Date plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Series A or Series B Preferred Stock. Said registration statement was declared effective on August 1, 1997. The Company has valued its shares of Executone Series A and Series B Preferred Stock at $ 0 at October 31, 1997 and 1996 based in part on an offer to purchase the stock, which transaction was not consummated, and the uncertainties described in the preceding paragraph.

NOTE D - SECOND ADVANTAGE MORTGAGE CORPORATION - SALE OF DISCONTINUED OPERATION

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

      Pursuant to a Redemption Agreement dated as of April 19, 1995 (but effective as of March 31, 1995), by and among Second Advantage and all of its stockholders, including the Company, Second Advantage purchased all of its outstanding capital stock held by the Company for a cash purchase price equal to
(a) approximately $3,879,000 plus (b) certain contingent considerations consisting primarily of 50% of the first $763,800 to be received from the LISB Escrow. In September 1995, February 1997 and November 1997, the Company received $187,500, $68,500 and $29,100, respectively, from the LISB Escrow. At October 31, 1996, the Company recorded a reserve for the full amount of the contingent consideration described above.

NOTE E - BANK BORROWINGS

      In August 1993, the Company borrowed $1,500,000 from a bank the proceeds of which were utilized in connection with the acquisition of Second Advantage (Note D). During 1996, the $1,500,000 principal amount of the loan was repaid in full.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE E - (CONTINUED)

      In November 1993 the Company arranged a $500,000 line of credit facility with the bank. During 1996, the Company utilized $200,000 of the line of credit facility which was repaid in June 1996. The loan and line of credit facility bore interest at the bank's prime rate (8.25% at October 31, 1996) plus 1.5%. Payment of the loan and line of credit were collateralized by 500,000 shares of TCC Common Stock owned by the Company.

      In February 1997, the Company terminated the line of credit facility and the collateral was returned to the Company.

NOTE F - INCOME TAXES

      A reconciliation of the provision for income taxes for the years ended October 31, 1997, 1996 and 1995 and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations follows:

                                  1997              1996           1995
                              ------------      -----------    -----------
Computed expected provision
 (benefit) for income taxes   $ 5,884,000       $  (787,000)    $ 578,000)
Utilization of loss
 carryforwards                 (5,884,000)             --           --
Changes in valuation
 allowance                           --             787,000      578,000
Alternative minimum taxes         100,000              --           --
                              -----------       -----------     ---------
Actual provision for
 income taxes                 $   100,000       $     -0-       $  -0-
                              ===========       ===========     =========


      The tax effect of the principal temporary differences at October 31, 1997 and 1996 are as follows:

Deferred tax liabilities
 Unrealized gain on marketable securities $(10,176,000)      $ (2,924,000)

Deferred tax assets
  Net operating loss carryforwards           6,616,000         10,006,000
  Credit carryforwards                       2,242,000          2,291,000
  Accruals not currently deductible for
   tax purposes                                339,000            287,000
                                          ------------       ------------
                                              (979,000)         9,660,000
  Less valuation allowance                    (721,000)        (9,660,000)
                                          ------------       ------------
  Net deferred tax liability              $ (1,700,000)      $      -0-
                                          ============       ============

      The valuation allowance on the deferred tax asset was substantially reduced in 1997, reflecting the realization of the remaining net operating loss carryforwards as a result of the sales of TCC Common Stock owned by the Company during 1998. Prior to October 31, 1996, the net deferred tax asset was fully reserved due to the uncertainty of realization.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE F - (CONTINUED)

      At October 31, 1997, the Company had carryforwards as follows:

             (Dollars in Thousands)
        Net
      Operating               Expiration
        Loss      Credits        Date
      ---------   -------     ----------
                  $   118     10/31/98
                      943     10/31/99
                      744     10/31/00
                        4     10/31/01
      $  5,253                10/31/02
                      335     10/31/03
         6,328                10/31/04
         1,922                10/31/05
           520                10/31/06
                              10/31/07
         2,109                10/31/08
         1,001                10/31/09
         1,039                10/31/10
           732                10/31/11
                       98     later
      --------    -------
      $ 18,904    $ 2,242
      ========    =======


NOTE G - ESTIMATED TAX LIABILITIES

      The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. In 1997, after reviewing certain documents related to the tax examinations which were provided by TCC, and after consulting with its tax advisors, the Company recorded a charge of approximately $149,000 to increase the Company's accrual for interest charges related to potential assessments.

NOTE H - STOCK PLANS

      During October 1991, the Board of Directors of the Company adopted a Stock Option Plan for Non-Employee Directors (the "Stock Option Plan for Non-Employee Directors") and a 1991 Stock Incentive Plan (the "1991 Stock Incentive Plan").

      A brief description of each plan is as follows:

1.    STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

      Up to 25,000 shares of common stock may be issued pursuant to the Stock Option Plan for Non-Employee Directors (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). The Stock Option Plan for Non-Employee Directors provides that each director of the Company who is not an employee of the Company or any subsidiary (and who has not been an employee for at least one year prior to the date of grant) shall be automatically granted an option to purchase up to 500 shares of common stock of the Company on the date of each annual meeting of stockholders at which he or she is elected as a director of the Company. Only nonqualified options may be granted under the Stock Option Plan for Non-Employee Directors, and the option exercise price shall be equal to the fair market value of a share of common stock of the Company on

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE H - (CONTINUED)

the date of the grant, and the options granted become exercisable six months after issuance. At October 31, 1997, options to acquire 3,500 shares of common stock have been granted under this plan and 21,000 options are available for future grants.

2.    1991 STOCK INCENTIVE PLAN

      The 1991 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 300,000 shares of common stock of the Company may be issued pursuant to the 1991 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers and other key employees of the Company or any subsidiary are eligible to receive awards under the 1991 Stock Incentive Plan. The option exercise price of all options which are granted under the 1991 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At October 31, 1997, options to acquire 165,000 shares of common stock have been granted under this plan and 129,918 options are available for future grants.

      Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"), issued in 1995, introduces a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No. 25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used. Certain additional disclosures are also required, as follows:

      A summary of the activity with respect to these plans is as follows:



                                            1997                             1996                        1995
                                            ----                             ----                        ----
                                               Weighted                        Weighted                     Weighted
                                                Average                        Average                       Average
                                               Exercise                        Exercise                     Exercise
                                    Shares       Price            Shares        Price            Shares      Price
                           -----------------------------------------------------------------------------------------
Outstanding at beginning
of year                            182,500      $ 7.28            183,000        $7.28          182,000       $7.32
Granted                              1,500       14.25                 --         6.75            1,000       15.00
Cancelled                               --                          (500)         6.75              --
Exercised                         (15,500)        6.99                 --                           --
                           -----------------------------------------------------------------------------------------
Outstanding at
end of year                        168,500      $ 7.37            182,500       $ 7.28          183,000      $ 7.28
                           =========================================================================================
Exercisable at
end of year                        168,500      $ 7.37            182,500       $ 7.28          183,000      $ 7.28
                           =========================================================================================
Weighted average fair
value of options granted
during the year                                 $ 4.48                              --                       $ 3.45
                           =========================================================================================

The following information applies to options outstanding at October 31, 1997:

Range of exercise prices                        $7.00 - $15.00
Weighted average exercise price                 $7.37
Weighted average remaining contractual life      2.5 years

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE H - (CONTINUED)

      The Company's stock option plan has been accounted for under APB Opinion 25, and related interpretations. No compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based upon fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below.

                                                             October 31,
                                                         1997         1996
                                                      ---------------------
Net income (loss) ($000)            As Reported:      $16,710      $(2,249)
                                    Pro forma:         16,703       (2,249)

Primary earnings (loss) per share   As Reported:         7.45        (1.05)
                                    Pro forma            7.45        (1.05)

Fully diluted earnings
 (loss) per share                   As Reported:         7.45        (1.05)
                                    Pro forma:           7.45        (1.05)

      The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, expected volatility of 25%, risk-free interest of 6.0%, and expected lives of 5 years.

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

NOTE I - EMPLOYEE BENEFIT PLANS

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

      Assumptions used in the accounting were:
                                                1997         1996
                                                ----         ----
      Discount rates - liability                7.50%        7.50%
      Long-term rate of return - assets         8.50         8.50

                     COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1997, 1996 AND 1995

NOTE I - (CONTINUED)

      A summary of the components of net periodic pension cost for 1997, 1996 and 1995 is as follows:
                                            1997        1996       1995
                                          --------    --------    --------
      Service cost - benefits earned
       during the period                  $   -       $   -       $   -
      Interest cost on projected
       benefit obligation                   86,342      89,319      82,884
      Actual return on plan assets         (94,636)    (88,760)    (75,242)
      Net amortization and deferral         24,204      21,561      24,144
                                          --------    --------    --------
      Net pension cost of defined
       benefit plans                      $ 15,910    $ 22,120    $ 31,786
                                          ========    =========   ========

      The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at October 31, 1997 and 1996:

                                             1997                1996
                                          ----------          -------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                $ 1,216,635       $ 1,198,707
                                          ===========       ===========

    Projected benefit obligations         $(1,216,635)      $(1,198,707)
    Fair value of plan assets               1,519,734         1,160,844
                                          -----------       -----------
    Lesser (excess) of projected
     benefit obligation over fair
     value of plan assets                     303,099           (37,863)
    Unrecognized net loss                     189,718           516,326
    Adjustment required to recognize
      minimum liability                             0          (516,326)
                                          -----------       -----------
    Prepaid (accrued) pension cost        $   492,817       $   (37,863)
                                          ===========       ===========

NOTE J - PREFERRED STOCK PURCHASE RIGHTS

      On January 7, 1988, the Board of Directors of the Company declared a dividend distribution of ten rights (as adjusted for a reverse stock split) for each outstanding share of the Company's common stock, par value $.10 per share, to stockholders of record at the close of business on January 21, 1988. Each right ("Right") entitles the registered holder to initially purchase from the Company a unit consisting of one one-hundredth of a share (a "Unit") of Series A Junior Participating Preferred Stock, par value $.10 per share, at a purchase price of $5.50 per Unit, subject to adjustment and under certain circumstances, as defined in the agreements.

      The Rights expired on January 7, 1998.

NOTE K - COMMITMENTS AND CONTINGENCIES

1.    LEASES AND OTHER COMMITMENTS

      The Company has no significant annual rental obligations under noncancellable operating leases in force at October 31, 1997. Rental expense amounted to approximately $18,000 and $29,000 in 1997 and 1996, respectively, and was paid to a company affiliated with a director of the Company.

SCHEDULE II

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)





      COLUMN A          COLUMN B                COLUMN C            COLUMN D    COLUMN E
      --------          --------                --------            --------    --------

                                                  ADDITIONS
                                           ---------------------------
                                            (1)          (2)

                                                      CHARGED TO
                        BALANCE AT        CHARGED TO     OTHER      DEDUC-      BALANCE AT
                        BEGINNING         COSTS AND   ACCOUNTS -    TIONS -       END OF
      DESCRIPTION       OF PERIOD         EXPENSES     DESCRIBE     DESCRIBE      PERIOD
      -----------       ----------        ----------  -----------   --------    ----------
Allowance for doubtful
 accounts - Due from
 Second Advantage Corp.
 at October 31, 1997    $  194            $           $    62 (A)   $   69 (B)  $      63
                         --------          ---------   --------       ------     --------

Allowance for doubtful
 accounts - Due from
 Second Advantage Corp.
 at October 31, 1996    $  -0-            $    194                              $     194
                         --------          ---------                             --------

(A) Write-off of account receivable
(B) Recovery of bad debt

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the current directors and executive officers of the Company:

Name                    Age   Position(s)
-----                   ---   ------------------------
William L. Cohen        56    Director
Moses Marx              62    Director
Steven Rosenberg        49    Vice President; Director
Harold L. Schneider     55    Secretary
Randolph B. Stockwell   51    Director

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

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth information as to all cash compensation paid by the Company to each of its executive officers whose total cash compensation exceeded $60,000 and to all executive officers of the Company as a group for services while an executive officer during the fiscal year ended October 31, 1997.

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

      Pursuant to the 1991 Stock Incentive Plan, on October 6, 1991, the Committee administering the Plan granted nonqualified stock options to the Company's then President to purchase up to 150,000 shares of common stock at a purchase price of $7.00 per share and to the Company's Vice President to purchase up to 15,000 shares of common stock at a purchase price of $7.00 per share. The option granted to the Company's President terminates on the eighth anniversary of its effective date and the option granted to the Company's Vice President was exercised on April 3, 1997.

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

      Pursuant to the Stock Option Plan for Non-Employee Directors, on April 8, 1992, the Company granted nonqualified options to a nonemployee director of the Company to purchase 500 shares of the Company's common stock at an exercise price of $6.75 per share which options was exercised on April 3, 1997. Pursuant to the Plan, on October 13, 1994, the Company granted nonqualified options to its two current nonemployee directors to each purchase 500 shares of the Company's common stock at an exercise price of $9.75 per share which options will expire in October 1999. Pursuant to the Plan, on April 11, 1995, the Company granted nonqualified options to its two current nonemployee directors to each purchase 500 shares of the Company's common stock at an exercise price of $15.00 per share which options will expire in April 2000. Pursuant to the Plan, On April 8, 1997, the Company granted nonqualified options to three nonemployee directors of the Company to each purchase 500 shares of the Company's common stock at an exercise price of $14.25 per share which will expire in April 2002.

ITEM 12.    SECURITIES HELD BY MANAGEMENT

      The following table sets forth certain information as of January 13, 1998 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                           Number of               Percent
                                            Shares                 of Class
                                           ---------               --------
William Cohen                                  1,500(1)             *

Moses Marx                                 1,156,120(2)            54.4%
160 Broadway, New York, NY 10038

Steven Rosenberg                              20,082(3)             1.0%

Randolph B. Stockwell                          7,000(4)             *

All executive officers and directors
  as a group (4 persons)                   1,184,702(5)            55.2%


----------------
 *  Less than 1%.

(1) Issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's Stock Option Plan for Non-Employee Directors.

(2) Includes 500 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's Stock Option Plan for Non-Employee Directors.

(3) Includes 15,000 shares issuable upon the exercise of outstanding options which have been granted to Mr. Rosenberg.

(4) Includes 1,500 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's Stock Option Plan for Non-Employee Directors.

(5) Includes 18,500 shares of Common Stock which are issuable upon the exercise of outstanding options.

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

      NOT APPLICABLE

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) DOCUMENTS FILED AS PART OF THIS REPORT:

      (i)  Financial Statements

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets as of October 31, 1997 and 1996

      Consolidated Statements of Operations for the Years Ended October 31,
        1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity for the Years Ended
        October 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the Years Ended October 31,
        1997, 1996 and 1995

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

      (iii)  Exhibits

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1988).
 3.2 Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988).
 3.3 By-laws of the Company (incorporated by reference to Exhibit 3(e) to the Company's Current Report on Form 8-K dated May 2, 1990).
10.1 Assignment, Assumption and Indemnification Agreement dated October 25, 1984 between Cooper Laboratories, Inc. and the Company (incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).

10.2 Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on Form S-1 (Registration No. 2-97498)).
10.3 Joint Amendment dated as of June 14, 1985, to the Tax Sharing Agreement between the Company and Cooper Laboratories, Inc. dated as of October 25, 1984 (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended April 30,
        1990).
10.4  1991 Stock Incentive Plan of the Company. (incorporated by reference to
        Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.5 Stock Incentive Plan for Non-Employee Directors of the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.6 Corporate Assumption of Tax Liability dated December 10, 1985 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K dated April 20, 1992).
10.7 Registration Rights Agreement, dated as of August 31, 1993, by and between the Company and Mr. Moses Marx (incorporated by reference to Exhibit
        10.37 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended July 31, 1993).
21.   Subsidiaries of the Company.
27.   Financial Data Schedule

      (b)  REPORTS ON FORM 8-K.

      The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended October 31, 1997.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    COOPER LIFE SCIENCES, INC.

                                    BY:  /s/  Steven Rosenberg
                                        ----------------------------------------
                                              STEVEN ROSENBERG
                                        Vice President (Chief Executive Officer)

                                    DATE:      January 28, 1998
                                         ---------------------------------------


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                     TITLE                         DATE
      ---------                     -----                         ----

                                    Vice
                                    President (Chief
                                    Executive Officer,
                                    Principal Financial
                                    Officer and Principal
                                    Accounting Officer);
/s/  Steven Rosenberg               Director                   January 28, 1998
------------------------
      STEVEN ROSENBERG

/s/  William Cohen                  Director                   January 28, 1998
------------------------
      WILLIAM COHEN

/s/  Moses Marx                     Director                   January 28, 1998
------------------------
      MOSES MARX

/s/ Randolph B. Stockwell           Director                   January 28, 1998
-------------------------
    RANDOLPH B. STOCKWELL