Form 10-Q
period 1998-01-31
COOPER LIFE SCIENCES INC
filed 1998-03-16
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JANUARY 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649
                         -------

                           COOPER LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              94-2563513
-------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                  10038
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362
                                                    --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X   No
                                                       ---    ---
        As of March 13, 1998, there were 2,126,265 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                      PAGE NO.
                                                                      -------

        PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of
        January 31, 1998 and October 31, 1997                            3

        Consolidated Statements of Operations
        For The Three Months Ended
        January 31, 1998 and 1997                                        4

        Condensed Statements of Consolidated
        Cash Flows For The Three Months Ended
        January 31, 1998 and 1997                                        5

        Notes to Consolidated Condensed
        Financial Statements                                             6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                    6

        PART II    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 7

Signature                                                                8

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 JANUARY 31,           OCTOBER 31,
                                                                    1998                  1997
                                                                 -----------           -------
ASSETS

Cash and cash equivalents                                          $ 68,612            $ 25,887
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                                 --              35,515
 Executone Information Systems, Inc. Common Stock                       591               2,552
Deferred taxes                                                          918                  --
Prepaid expenses and other                                              540                 567
                                                                   --------            --------
                                                                   $ 70,661            $ 64,521
                                                                   ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                           $  1,029            $    992
Income taxes payable                                                  4,166                 100
Deferred income taxes                                                    --               1,700
                                                                   --------            --------
                                                                      5,195               2,792

Stockholders' Equity

 Preferred stock - $.10 par value:
  6,000,000 shares authorized: none issued                               --                  --

 Common stock - $.10 par value: 6,000,000
  Authorized   -- 6,000,000 shares
  Issued       -- 2,566,095 shares
  Outstanding  --
   January 31, 1998, 2,126,265 shares
   October 31, 1997, 2,126,265 shares                                   256                 256
Additional paid-in capital                                           78,546              78,546
Unrealized gain on marketable securities,
 net of deferred taxes                                                   21              32,359
Accumulated deficit                                                 (10,584)            (46,659)

Less: Common stock in treasury - at cost;
 January 31, 1998, 439,830 shares
 October 31, 1997, 439,830 shares                                    (2,773)             (2,773)
                                                                    --------            --------

Total Stockholders' Equity                                           65,466              61,729
                                                                    --------           --------

                                                                   $ 70,661            $ 64,521
                                                                   ========            ========




            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)



                                                                     FOR THE THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                     ---------------------------
                                                                      1998             1997
                                                                     -------          -----
       Revenues

Gain on marketable securities                                      $ 38,926         $  1,957
Interest and other income                                               610               70
                                                                   --------         --------
                                                                     39,536            2,027
                                                                   --------         --------

       Expenses
General and administrative                                              142              148
                                                                   --------        ---------
        Total expenses                                                  142              148
                                                                   --------        ---------

Income from operations before
 provision for income taxes                                          39,394            1,879
                                                                   --------        ---------
Provision for income taxes                                            3,319               --
                                                                   ---------        --------

Net income                                                         $ 36,075         $  1,879
                                                                   ========         ========

Net income per share:

Basic                                                              $  16.97         $    .87
                                                                   ========         ========

Diluted                                                            $  16.01         $    .83
                                                                   ========         ========


Average number of shares outstanding                                  2,253            2,257
                                                                   ========         ========



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                   THREE MONTHS ENDED
                                                                                       JANUARY 31,
                                                                                   ------------------
                                                                                   1998          1997
                                                                                   ----          ----

  Cash flows from operating activities:

Net income                                                                      $ 36,075       $ 1,879
Adjustments to reconcile net income to net
 cash used in operating activities:

Gain on marketable securities                                                    (38,926)       (1,957)
(Increase) in deferred taxes                                                      (2,619)           --
Depreciation and amortization                                                         --             1

Changes in assets and liabilities:
 Decrease in prepaid expenses and other                                               27            39
 Increase (decrease) in accounts payable, other
  accrued liabilities and income taxes payable                                     4,104           (53)
                                                                                  -------      -------

 Net cash used in operating activities                                            (1,339)          (91)
                                                                                  -------      -------


  Cash flows from investing activities:

Proceeds from sales of The Cooper
 Companies Inc. and Executone Information
 Systems, Inc. common stock                                                        44,064        4,376


Net cash provided by investing activities                                          44,064        4,376
                                                                                   -------     -------

  Cash flows from financing activities:

Acquisition of treasury stock                                                         --          (159)
                                                                                   -------     -------

Net cash used in financing activities                                                 --          (159)
                                                                                   -------     -------

 Net increase in cash and cash equivalents                                         42,725        4,126

 Cash and cash equivalents - Beginning of period                                   25,887          471
                                                                                   -------     -------
 Cash and cash equivalents - End of period                                        $68,612      $ 4,597
                                                                                  =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash used to pay interest                                                       $    --       $    --
 Cash used to pay taxes                                                          $   133       $    --




           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JANUARY 31, 1998 AND 1997

NOTE 1. -  GENERAL

        Cooper Life Sciences, Inc. (the "Company") is not presently engaged in any business operations and is currently investigating new business opportunities.

        During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1997 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of January 31, 1998 and October 31, 1997 and the consolidated results of its operations for the three month periods ended January 31, 1998 and 1997, and its consolidated cash flows for the three month periods ended January 31, 1998 and 1997.

NOTE 2. - MARKETABLE SECURITIES

THE COOPER COMPANIES, INC.

        At October 31, 1997, the Company owned 993,433 shares of the common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange. The Company has been selling shares of TCC Common Stock in open market transactions; and as of January 31, 1998, the Company has sold all of its shares of TCC Common Stock.

EXECUTONE INFORMATION SYSTEMS, INC.

        At January 31, 1998 and October 31 1997, the Company owned 228,000 shares and 1,166,520 shares, respectively, of the common stock of Executone Information Systems, Inc. (the "Executone Common Stock"), a Virginia corporation ("Executone"), the common stock of which trades on the NASDAQ National Market System. The Company has been selling shares of Executone Common Stock in open market transactions; and intends to sell all of its remaining shares of Executone Common Stock.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1997.

        Net income was $36,075,000, or $16.01 per diluted share, in the three month ended January 31, 1998 as compared to net income $1,879,000, or $.83 per diluted share, in the three months ended January 31, 1997. There is no tax expense in the 1997 quarter because of the utilization of the Company's net operating loss carryforward; for which deferred tax assets had been fully reserved. The income tax expense for the three months ended January 31, 1998 reflects the utilization of the remaining net operating loss carryforwards and available tax credits. A deferred tax asset has been established to reflect the reserve, for book purpose, of the Executone preferred stock.

        The gain on marketable securities of $38,926,000 and $1,957,000 in 1998 and 1997, respectively, primarily represents realized gains on the sales of shares of TCC Common Stock.

        COSTS AND EXPENSES. Total expense for the three months ended January
31, 1998 was $142,000 as compared to $148,000 for the three months ended January 31, 1997.

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

        The Company did not have any material capital commitments at January 31, 1998.

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

                                                   COOPER LIFE SCIENCES, INC.
                                                   --------------------------
                                                         (REGISTRANT)

Date:  March 16, 1998                      By:     /s/ Steven Rosenberg
       --------------                              --------------------------
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