Form 10-Q
period 1998-04-30
COOPER LIFE SCIENCES INC
filed 1998-06-11
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  APRIL 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649


                           COOPER LIFE SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               94-2563513
-------------------------------                  ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                         10038
----------------------------------------         ----------------------
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

       As of June 8, 1998, there were 2,126,265 outstanding shares of the issuer's Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                               PAGE NO.
                                                               --------
          PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               April 30, 1998 and October 31, 1997                3

               Consolidated Statements of Operations
               For The Three and Six Months Ended
               April 30, 1998 and 1997                            4

               Condensed Statements of Consolidated
               Cash Flows For The Six Months Ended
               April 30, 1998 and 1997                            5

               Notes to Consolidated Condensed
               Financial Statements                               6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      7

          PART II   OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                   8

     Signature                                                    9

     Index of Exhibits


                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         APRIL 30,            OCTOBER 31,
                                                           1998                  1997
                                                        -----------           --------
ASSETS

Cash and cash equivalents                              $ 67,008               $ 25,887
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                     --                 35,515
 Executone Information Systems, Inc. Common Stock            --                  2,552
Deferred taxes                                              925                     --
Prepaid expenses and other                                  514                    567
                                                       --------               --------
                                                       $ 68,447               $ 64,521
                                                       ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities               $  1,106               $    992
Income taxes payable                                      1,334                    100
Deferred income taxes                                        --                  1,700
                                                       --------               --------
                                                          2,440                  2,792

Stockholders' Equity

 Preferred stock - $.10 par value:
  6,000,000 shares authorized: none issued                   --                     --

 Common stock - $.10 par value: 6,000,000
  Authorized   -- 6,000,000 shares
  Issued       -- 2,566,095 shares
  Outstanding  --
   April 30, 1998, 2,126,265 shares
   October 31, 1997, 2,126,265 shares                       256                    256
Additional paid-in capital                               78,546                 78,546
Unrealized gain on marketable securities,
 net of deferred taxes                                       --                 32,359
Accumulated deficit                                     (10,022)               (46,659)

Less: Common stock in treasury - at cost;
 April 30, 1998, 439,830 shares
 October 31, 1997, 439,830 shares                        (2,773)                (2,773)
                                                       --------               --------
Total Stockholders' Equity                               66,007                 61,729
                                                       --------               --------

                                                       $ 68,447               $ 64,521
                                                       ========               ========



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)



                                                          FOR THE                    FOR THE
                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          APRIL 30,                  APRIL 30,
                                                     ------------------         ------------------
                                                      1998         1997          1998        1997
                                                      ----         ----          ----        ----
        Revenues

Gain (loss) on sales of                            $    (17)     $ 4,791       $38,909     $ 6,748
 marketable securities
Interest and other income                               934          220         1,544         290
                                                    -------      -------      ---------    -------
                                                        917        5,011        40,453       7,038
                                                    -------      -------      ---------    -------

        Expenses

General and administrative                              444          295           586         443
                                                    -------      -------      ---------    -------
        Total Expenses                                  444          295           586         443
                                                    -------      -------      ---------    -------

Income from operations before
 provision (benefit) for income taxes                   473        4,716        39,867       6,595

Provision (benefit) for income taxes                    (90)          --         3,230          --
                                                    -------      -------      ---------    -------

Net income                                          $   563      $ 4,716       $36,637     $ 6,595
                                                    =======      =======      =========    =======

Net income per share:

Basic                                               $   .26      $  2.19       $ 17.23     $  3.06
                                                    =======      =======      =========    =======

Diluted                                             $   .25      $  2.11       $ 16.23     $  2.94
                                                    =======      =======      =========    =======

Average number of diluted                             2,261        2,234         2,257       2,246
 shares outstanding                                 =======      =======      =========    =======



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                              Six Months Ended
                                                                                   April 30,
                                                                            ---------------------
                                                                            1998             1997
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $ 36,637         $  6,595
Adjustments to reconcile net income to net
 cash used in operating activities:

Gain on marketable securities                                            (38,909)          (6,748)
Non cash compensation charges and other                                       --               79
(Increase) in deferred taxes                                                (925)              --

Changes in assets and liabilities:
Decrease in prepaid expenses and other                                        53               41
Decrease in accounts payable, other
 accrued liabilities and income taxes payable                               (352)             (44)
                                                                        --------         --------

Net cash used in operating activities                                     (3,496)             (77)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of The Cooper
 Companies, Inc. and Executone Information
 Systems, Inc. common stock                                               44,617           13,122
Note receivable from The Cooper Companies, Inc.                               --           (5,000)
                                                                        --------         --------

Net cash provided by investing activities                                 44,617            8,122
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                                                 --             (518)
Proceeds from exercise of common stock options                                --                3
                                                                        --------         --------

Net cash used in financing activities                                         --             (515)
                                                                        --------         --------

Net increase in cash and cash equivalents                                 41,121            7,530
Cash and cash equivalents - Beginning of period                           25,887              471
                                                                        --------         --------
Cash and cash equivalents - End of period                               $ 67,008         $  8,001
                                                                        ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay taxes                                                 $  2,858         $     --



            See Notes to Consolidated Condensed Financial Statements

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             APRIL 30, 1998 AND 1997

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

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of April 30, 1998 and October 31, 1997 and the consolidated results of its operations for the three and six month periods ended April 30, 1998 and 1997, and its consolidated cash flows for the six month periods ended April 30, 1998 and 1997.

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

EXECUTONE INFORMATION SYSTEMS, INC.

        At October 31, 1997, the Company owned 1,166,520 shares of the common stock of Executone Information Systems, Inc. (the "Executone Common Stock"), a Virginia corporation ("Executone"), the common stock of which trades on the NASDAQ National Market System. The Company has been selling shares of Executone Common Stock in open market transactions; and as of April 30, 1998, the Company has sold all of its shares of Executone Common Stock.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1997.

        Net income was $563,000, or $.25 per diluted share, for the three months ended April 30, 1998 as compared to net income of $4,716,000, or $2.11 per diluted share, for the three months ended April 30, 1997. For the six months ended April 30, 1998 net income was $36,637,000, or $16.23 per diluted share, as compared to net income of $6,595,00, or $2.94 per diluted share in the year ago period. There is no tax expense in the three and six month periods ended April 30, 1997 because of the utilization of the Company's net operating loss carryforward; for which deferred tax assets had been fully reserved. The income tax expense for the three and six months ended April 30, 1998 reflects the utilization of the remaining net operating loss carryforwards and available tax credits. A deferred tax asset has been established to reflect the reserve, for book purpose, of the Executone Series A and Series B Preferred Stock.

        The gain on marketable securities of $38,909 for the six months ended April 30, 1998; $4,791,000 and $6,748,000 for the three and six months in 1997, respectively, represents realized gains on the sales of shares of TCC Common Stock. The increase in interest income in 1998 is due to higher cash balances.

        COSTS AND EXPENSES. General and administrative expenses increased by $149,000 to $444,000 from $295,000 for the three months ended April 30, 1998 and 1997, respectively, and increased by $143,000 to $586,000 from $443,000 for the six months ended April 30, 1998 and 1997, respectively. The increase in 1998 is due to legal and professional fees incurred in connection with the Company's investigation of new business opportunities.

CAPITAL RESOURCES AND LIQUIDITY:

        The Company anticipates that during fiscal 1998, its principal financing needs will consist primarily of funding its general and administrative expenses, the acquisition price of one or more new business activities and the tax or dividend described in the following paragraph.

        For the fiscal year ending October 31, 1998, the Company is likely to be deemed a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, the Company will be required to pay an additional income tax or issue a dividend to its shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. The Company has not yet determined whether it will pay the additional income tax or issue a dividend to its shareholders. The amount of such tax or dividend is expected to be less than $2.0 million.

        Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1998. The Company may obtain additional cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings.

        The Company did not have any material capital commitments at April 30, 1998.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits

        Exhibit
        Number        Description
        -----         -----------
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


                                     COOPER LIFE SCIENCES, INC.
                                     --------------------------
                                            (Registrant)

Date:   June 11, 1998           By:   /s/ Steven Rosenberg
                                     ---------------------
                                     STEVEN ROSENBERG
                                     VICE PRESIDENT AND CHIEF
                                     FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                          Sequential
Number          Description                                      Page Number
------          -----------                                      -----------
27              Financial Data Schedule                               11