Form 10-Q
period 1998-07-31
COOPER LIFE SCIENCES INC
filed 1998-09-09
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JULY 31, 1998

                                     or

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

     As of September 8, 1998, there were 2,126,265 outstanding shares of the issuer's Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                              PAGE NO.

     PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1998 and October 31, 1997                      3

          Consolidated Statements of Operations
          For The Three and Nine Months Ended
          July 31, 1998 and 1997                                  4

          Condensed Statements of Consolidated
          Cash Flows For The Nine Months Ended
          July 31, 1998 and 1997                                  5

          Notes to Consolidated Condensed
          Financial Statements                                    6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                           7

     PART II   OTHER INFORMATION

Item 5.   Other Information                                       8

Item 6.   Exhibits and Reports on Form 8-K                        9

Signature                                                        10

Index of Exhibits                                                11

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      JULY 31,              OCTOBER 31,
                                                        1998                    1997
                                                      --------              -------------

                  ASSETS

Cash and cash equivalents                             $  66,415               $  25,887
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                     --                  35,515
 Executone Information Systems, Inc. Common Stock            --                   2,552
Deferred taxes                                              925                      --
Prepaid expenses and other                                  489                     567
                                                      ---------               ---------
                                                      $  67,829               $  64,521
                                                      =========               =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities              $   1,018               $     992
Income taxes payable                                        462                     100
Deferred income taxes                                        --                   1,700
                                                      ---------               ---------
                                                          1,480                   2,792
Stockholders' Equity

Preferred Stock - $.10 par value:                            --                      --
 6,000,000 shares authorized - none issued
Common Stock - $.10 par value:
 Authorized - 6,000,000 shares
 Issued -     2,566,095 shares
 Outstanding
  July 31, 1998 -    2,126,265 shares                       256                     256
  October 31, 1997 - 2,126,265 shares

Additional paid-in capital                               78,546                  78,546

Unrealized gain on marketable securities                     --                  32,359
 net of deferred taxes

Accumulated deficit                                     (9,680)                 (46,659)

Less: Common stock in treasury - at cost:
 July 31, 1998 -    439,830 shares
 October 31, 1997 - 439,830 shares                      (2,773)                  (2,773)
                                                      ---------               ---------
Total Stockholders' Equity                               66,349                  61,729
                                                     --- ------               ---------
                                                      $  67,829               $  64,521
                                                      =========               =========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)

                                          FOR THE                    FOR THE
                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                          JULY 31,                  JULY 31,
                                    ------------------         -----------------
                                    1998          1997         1998         1997
                                    ----          ----         ----         ----

Revenues

Gain on sales of marketable      $    --      $  3,636     $ 38,909     $ 10,384
securities
Interest and other income            913           224        2,457          514
                                --------      --------     --------     --------
                                     913         3,860       41,366       10,898
                                --------      --------     --------     --------

Expenses

General and administrative           131           111          717          554
                                --------      --------     --------     --------
Total expenses                       131           111          717          554
                                --------      --------     --------     --------

Income from operations before        782         3,749       40,649       10,344
provision for income taxes

Provision for income taxes           440            --        3,670           --
                                --------      --------     --------     --------
Net income                      $    342      $  3,749     $ 36,979     $ 10,344
                                ========      ========     ========     ========

Net income per share:

Basic                           $    .16      $   1.67     $  17.39     $   4.61
                                ========      ========     ========     ========
Diluted                         $    .15      $   1.68     $  16.37     $   4.61
                                ========      ========     ========     ========

Average number of diluted          2,263         2,236        2,259        2,242
 shares outstanding             ========      ========     ========     ========


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                             July 31,
                                                     --------------------------
                                                        1998                1997
                                                      ------               -----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $  36,979           $  10,344
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:

(Gain) on sale of marketable securities              (38,909)            (10,384)
Non cash compensation charge and other                    --                  80
(Increase) in deferred taxes                            (925)                 --

Changes in assets and liabilities:

Decrease in prepaid expenses and other                    78                  78
Decrease in accounts payable and other
 accrued liabilities                                  (1,312)                (88)
                                                   ---------           ---------
Net cash provided by (used in)                        (4,089)                 30
 operating activities                              ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of The Cooper
 Companies, Inc. and Executone Information
 Systems, Inc. common stock                           44,167              19,152
                                                   ---------           ---------
Net cash provided by investing activities             44,167              19,152
                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                             --                (625)
Proceeds from exercise of common stock                    --                   3
options                                            ---------           ---------

Net cash used in financing activities                     --                (622)
                                                   ---------           ---------
Net increase in cash and cash equivalents             40,528              18,560
Cash and cash equivalents - beginning                 25,887                 471
                                                   ---------           ---------
Cash and cash equivalents - ending                 $  66,415           $  19,031
                                                   =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay taxes                            $   4,159           $      --


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             JULY 31, 1998 AND 1997

NOTE 1. - GENERAL

     Cooper Life Sciences, Inc. (the "Company") is not presently engaged in any business operations and is currently investigating new business opportunities. (See Item 5. Other Information)

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1997 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of July 31, 1998 and October 31, 1997 and the consolidated results of its operations for the three and nine month periods ended July 31, 1998 and 1997, and its consolidated cash flows for the nine month periods ended July 31, 1998 and 1997.

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

GENERAL. The Company is not presently engaged in any business operations. However, the Company has applied to become a bank holding company and has commenced a cash tender offer pursuant to which it would acquire what will probably constitute a controlling equity interest in a New York State commercial bank (see Item 5. Other Information). References to the "Company" herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1997.

     For the three months ended July 31, 1998, the Company had net income of $342,000, or $.15 per diluted share, as compared to net income of $3,749,000, or $1.68 per diluted share, for the three months ended July 31, 1997. For the nine months ended July 31, 1998 net income was $36,979,000, or $16.37 per diluted share, as compared to a net income of $10,344,000, or $4.61 per diluted share in the year ago period. There is no tax expense in the three and nine month periods ended July 31, 1997 because of the utilization of the Company's net operating loss carryforward; for which deferred tax assets had been fully reserved. The income tax expense for the three and nine months ended July 31, 1998 reflects the utilization of the remaining net operating loss carryforwards and available tax credits. A deferred tax asset has been established to reflect the reserve, for book purpose, of the Executone Information Systems, Inc. Series A and Series B Preferred Stock owned by the Company.

     The gain on marketable securities of $38,909,000 for the nine months ended July 31, 1998; $3,636,000 and $10,384,000 for the three and nine months in 1997, respectively, represents realized gains on the sales of shares of TCC Common Stock.

     COSTS AND EXPENSES. Total expense for the three months and nine months ended July 31, 1998 was $131,000 and $717,000, respectively, as compared to $111,000 and $ 554,000, respectively, for the three months and nine months ended July 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY:

     The Company anticipates that during the remainder of fiscal 1998, its principal financing needs will consist primarily of funding its general and administrative expenses and the tax or dividend described in the following paragraph. In addition, during fiscal 1998, the Company may purchase shares pursuant to the tender offer described in Item 5 below, depending upon the date on which the required banking authority approvals are received.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (CONTINUED)

     Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during the remainder of fiscal 1998. The Company may obtain additional cash by sales of its own debt and/or equity securities, and/or by the utilization of the proceeds of borrowings.

     As described under Item 5 ("Other Information"), the Company may utilize up to approximately $24.5 million of its cash on hand to fund a pending cash tender offer which is being made by it.

     The Company has reviewed its financial systems and estimates that the total cost of the Year 2000 program will not be material. The Company will modify and/or replace those systems which may be impacted by the arrival of the year 2000.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The Company has made, and there is currently pending, a cash tender offer for any and all of the outstanding shares of Common Stock of The Berkshire Bank (the "Bank") at $10.50 cash per share, net to the seller. The Bank currently has approximately 2,300,000 shares of Common Stock outstanding. Total funds required to purchase all of such shares would be approximately $24,500,000, which would be provided by the Company's cash on hand. The Board of Directors of the Bank has recommended the offer to its shareholders.

     The Bank is a privately-owned New York State banking corporation. The Bank's main branch is located on Madison Avenue in New York City, and it has a second branch in Brooklyn, New York. Mr. Moses Marx, who is the controlling stockholder of the Company and a member of its Board of Directors, is also a shareholder and a member of the Board of Directors of the Bank. Mr. Marx has tendered the shares of Common Stock of the Bank which are owned by him.

     The Company's obligation to purchase tendered shares pursuant to the tender offer is subject to customary conditions, including the receipt of all required approvals from the applicable banking authorities. Upon the purchase by the Company of the tendered shares of Common Stock of the Bank, the Company would become a bank holding company under the Federal Bank Holding Company Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit
          Number        Description
         ---------     --------------
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

                                          COOPER LIFE SCIENCES, INC.
                                         ----------------------------
                                                 (Registrant)


Date: September 9, 1998                  By: /s/ Steven Rosenberg
      -----------------                     ---------------------
                                            STEVEN ROSENBERG
                                            VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER

                                  EXHIBIT INDEX

      Exhibit                                                Sequential
      Number      Description                                Page Number
      -------     -----------                                -----------
      27          Financial Data Schedule                            12