Form 10-Q/A
period 1998-07-31
COOPER LIFE SCIENCES INC
filed 1998-09-17
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report Pursuant to
Section 13 or 15(d) of the Seceurities Exchange Act of 1934 on Form 10-Q for the quarterly period ended July 31, 1998, as set forth in the pages attached hereto:

         Condensed Statements of Consolidated Cash Flows.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                                July 31,
                                                         ---------------------
                                                           1998          1997
                                                          ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 36,979      $ 10,344

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

(Gain) on sale of marketable securities                   (38,909)      (10,384)

Non cash compensation charge and other                       --              80

(Increase) in deferred taxes                                 (925)         --


Changes in assets and liabilities:

Decrease in prepaid expenses and other                         78            78

Decrease in accounts payable and other
 accrued liabilities                                       (1,312)          (88)
                                                         --------      --------
Net cash provided by (used in)                             (4,089)           30
 operating activities                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of The Cooper Companies, Inc.
 and Executone Information Systems, Inc.
 common stock                                              44,617        19,152
                                                         --------      --------
Net cash provided by investing activities                  44,617        19,152
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury stock                                --            (625)

Proceeds from exercise of common stock options               --               3
                                                         --------      --------
Net cash used in financing activities                        --            (622)
                                                         --------      --------
Net increase in cash and cash equivalents                  40,528        18,560

Cash and cash equivalents - beginning                      25,887           471
                                                         --------      --------
Cash and cash equivalents - ending                       $ 66,415      $ 19,031
                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash used to pay taxes                                  $  4,159      $   --



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      COOPER LIFE SCIENCES, INC.
                                                      --------------------------
                                                             (Registrant)

Date:   September 17, 1998                       By:  /s/ Steven Rosenberg
       -------------------                           ---------------------
                                                     STEVEN ROSENBERG
                                                     VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER