Form 10-K405
period 1998-10-31
COOPER LIFE SCIENCES INC
filed 1999-01-27
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    -------

                         Commission File Number 0-13649

                           Cooper Life Sciences, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                 94-2563513
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification number)

160 Broadway, New York, New York                         10038
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of January 15, 1999: $31,852,205.

Number of shares of Common Stock outstanding as of January 15, 1999: 2,126,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, loss of key senior management, major disruptions in the operations of the Company's banking facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue, acquisition integration costs, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, litigation costs, and items listed in the section entitled "Business" in this Annual Report on Form 10-K.

         Certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

         A wide variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed or implied in the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; and (v) changes in consumer preferences.

         For these reasons, the Company cautions readers not to place undue reliance upon any forward-looking statements. Forward-looking statements speak only as of the date made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

                                     PART I

ITEM 1. Business

General

         Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), was not engaged in any business operations during the fiscal year ended October 31, 1998. On August 6, 1998, the Company, through its wholly-owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Bank"), a New York state-chartered commercial bank. (See Note B of Notes to Consolidated Financial Statements).

         The Company's and GAFG's obligation to purchase shares pursuant to the tender offer was subject to various conditions including, among others, the receipt of required regulatory approvals from the New York State Banking Board and the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The approvals were received in December 1998 and on January 4, 1999, after the close of the Company's fiscal year ended October 31, 1998, the Company acquired approximately 99% of the outstanding common stock of the Bank. As a result of the acquisition, the Company and GAFG became bank holding companies under the Bank Holding Company Act. As bank holding companies, the Company and GAFG are subject to extensive regulation by the Federal Reserve and the Bank remains subject to extensive regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Superintendent of Banks of the State of New York. See "Regulation" below. At present, the Bank comprises the Company's only business operations.

Business of the Bank - General

         The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank operates from two deposit-taking offices. Its main office, in Manhattan, is located on the upper floors of a high rise office building and does not offer a customary retail banking presence. Instead, it provides personal, face to face banking services for professionals and other normally high-balance depositors. In addition, in 1995, the Bank opened a branch in Brooklyn which provides the Bank with a customary retail banking office.

         The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

Operating Plan

         The Bank's operating plan concentrates on obtaining deposits from businesses and professionals and investing those funds in conservatively underwritten loans. Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years. Hence, the Bank has, in recent years, invested a majority of its available funds in investment and mortgage-backed securities.

         The Bank has sought to diversify its revenues and its customer base through an active merchant credit card processing operation. The Bank, working in conjunction with two independent credit card service companies, provides credit card charge slip processing for merchants. This activity, which the Bank undertook beginning in early 1997, results in fee income for the services provided, allows the Bank to build deposit balances from the merchant customers, and also allows the Bank to cross-sell other banking services to merchants as appropriate. Back office processing is conducted by the independent service company, while the Bank provides deposit and other traditional banking services to the merchants.

Market Area

         The Bank draws its customers principally from the New York City metropolitan area. From time to time, the Bank may make loans or accept deposits from outside the New York metropolitan area, but such transactions generally represent outgrowths of existing local customer relationships. The Bank's merchant credit card processing business, as discussed elsewhere in this report, also includes processing of credit card transactions for merchants outside the New York City metropolitan area.

Competition

         The Bank's principal competitors for deposits are other commercial banks, savings banks, savings and loan associations and credit unions in the Bank's market area, as well as money market mutual funds, insurance companies and securities brokerage firms. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage bankers, finance companies and other institutional lenders. The New York City metropolitan area includes offices of many of the largest financial institutions in the world. Many of the institutions which compete with the Bank have much greater financial and marketing resources than the Bank. The Bank's principal methods of competition include the quality of the personal service it provides, the types of business services it provides, and other marketing programs.

Analysis of Net Interest Income

         Net interest income, the Bank's primary income source, depends principally upon (i) the amount of interest-earning assets that the Bank can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Bank designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

Interest Rate Risk

         Fluctuations in market interest rates can have a material effect on the Bank's net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, or with the same speed, as the rates paid by the Bank on its deposits.

         Most of the Bank's deposits are either non-interest-bearing demand deposits or short term certificates of deposit and other interest-bearing deposits with interest rates that fluctuate as market rates change. Management of the Bank seeks to reduce the risk of interest rate fluctuations by concentrating on loans and securities investments with either short terms to maturity or with adjustable rates or other features that cause yields to adjust based upon interest rate fluctuations. In addition, to cushion itself against the potential adverse effects of a substantial and sustained increase in market interest rates, the Bank has purchased off balance sheet interest rate cap contracts which generally provide that the Bank will be entitled to receive payments from the other party to the contract if interest rates exceed specified levels. These contracts are entered into with major financial institutions.

Impact of Inflation and Changing Prices

         The Bank prepares its financial reports according to Generally Accepted Accounting Principles, which generally require the measurement of financial condition and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services. However, interest rates generally increase during periods when the rate of inflation is increasing and decrease during periods of decreasing inflation. Periods of high inflation are ordinarily accompanied by high interest rates. Changes in the rate of inflation could also result in changing market interest rates, which could adversely affect the Bank as discussed above under the caption "Interest Rate Risk."

Lending Activities

         Loan Portfolio Composition. The Bank's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Bank's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 1998, the Bank had total loans of approximately $40 million and an allowance for loan losses of approximately $800,000. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         Interest rates on loans are affected by the demand for loans, the supply of money available for lending, credit risks, the rates offered by competitors and other conditions. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, and legislative tax policies.

         In order to manage interest rate risk, the Bank focuses its efforts on loans with interest rates that adjust based upon changes in the prime rate or changes in United States Treasury or similar indices. Generally, credit risks on adjustable-rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default. The Bank seeks to impose appropriate loan underwriting standards in order to protect against these and other credit related risks associated with its lending operations.

         In addition to analyzing the income and assets of its borrowers when underwriting a loan, the Bank obtains independent appraisals on all material real estate in which the Bank takes a mortgage. The Bank generally obtains title insurance in order to protect against title defects on mortgaged property.

         Commercial Mortgage Loans. The Bank originates commercial mortgage loans secured by office buildings, retail establishments, multi-family residential real estate and other types of commercial property. Substantially all of the properties are located in the New York City metropolitan area.

         The Bank makes commercial mortgage loans with loan to value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

         Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.

          Commercial loans tend to present greater risks than mortgage loans because the collateral, if any, tends to be rapidly depreciable, difficult to sell at full value and is often easier to conceal. In order to limit these risks, the Bank evaluates these loans based upon the borrower's ability to repay the loan from ongoing operations. The Bank considers the business history of the borrower and perceived stability of the business as important factors when considering applications for such loans. Occasionally, the borrower provides commercial or residential real estate collateral for such loans, in which case the value of the collateral may be a significant factor in the loan approval process.

         Origination of Loans. Loan originations can be attributed to depositors, retail customers, telephone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers and real estate brokers and builders. The Bank originates loans primarily through its own efforts. Occasionally, the Bank may obtain loan opportunities as a result of referrals from loan brokers.

         At September 30, 1998, the Bank's total capital was approximately $10 million, and thus it was generally not permitted to make loans to one borrower in excess of approximately $1.5 million, with an additional approximately $1.0 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $1.5 million. The Bank is in compliance with these standards.

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. The Bank reviews past due loans on a case by case basis, taking the action it deems appropriate in order to collect the amount owed. Litigation may be necessary if other procedures are not successful. Judicial resolution of a past due loan can be delayed if the borrower files a bankruptcy petition because collection action cannot be continued unless the Bank first obtains relief from the automatic stay provided by the Bankruptcy Code.

         If the Bank acquires mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as real estate owned. When real estate is acquired in full or partial satisfaction of a loan, it is recorded at the lower of the principal balance of the loan or fair value less costs of sale. Any shortfall between that amount and the carrying value of the loan is then charged to the allowance for loan losses. Subsequent changes in the value of the property are charged to the expense of real estate operations. The Bank is permitted to finance sales of real estate owned by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. At September 30, 1998, the Bank had no "loans to facilitate."

         If a non-mortgage loan becomes delinquent and satisfactory arrangements for payment cannot be made, the Bank seeks to realize upon any personal property collateral to the extent feasible and collect any remaining amount owed from the borrower through legal proceedings, if necessary.

         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status.

         Classified Assets. FDIC regulations require that the Bank classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations, FDIC and Banking Department examiners have the authority to identify problem assets and, if appropriate, require that they be classified. There are three adverse classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted.

         Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Bank must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Bank does not agree with an examiner's classification of an asset, it may appeal the determination.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and can be estimated. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Bank's underwriting policies. In general, it is the Bank's policy to maintain a minimum allowance equal to 1% of outstanding loans plus outstanding commitments and letters of credit. In addition, the Bank evaluates all loans identified as problem loans and augments the allowance based upon the perceived risks associated with such problem loans.

         Management believes it uses a reasonable and prudent methodology to project potential future losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Bank's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Bank's loan portfolio as part of a future regulatory examination, may request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

Environmental Issues

         The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may, in limited circumstances, become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Bank attempts to control its risk by requiring a phase one environmental assessment by a Bank-approved engineer as part of its underwriting review for all mortgage loans other than those secured by one- to four-family residences. Prior to completing a foreclosure or acquiring title to property instead of foreclosure, the Bank undertakes an environmental review, the nature of which depends on the nature of the mortgaged property.

         The Bank believes its procedures regarding the assessment of environmental risk are adequate and, as of September 30, 1998, the Bank was unaware of any environmental issues with respect to any of its mortgage loans which would subject it to any material liability at this time. However, hidden or future environmental contamination could adversely affect the values of properties securing loans in the Bank's portfolio.

Investment Activities

         General. The investment policy of the Bank, which is approved by the Board of Directors, is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total securities investments, are debt securities issued by the Federal Home Loan Mortgage Corporation (Freddy Mac), the Federal National Mortgage Association (Fanny Mae) or the Government National Mortgage Association (Ginny Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $2 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

         As required by the Statement of Financial Accounting Standard No. 115 ("SFAS No. 115"), securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth. The Bank does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. The Bank generally classifies all newly purchased debts securities as available for sale in order to maintain the flexibility to sell those securities if the needs arises. The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

         Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank of New York (the "FHLBNY") which is necessary for it to be a member of the FHLBNY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans. If the Bank borrows from the FHLBNY, the Bank must own stock at least equal to 5% of its borrowings.

Sources of Funds

         General. The Bank's primary source of funds is deposits. In addition, the Bank derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while deposit inflows and outflows and loan and investment securities prepayments are significantly influenced by general interest rates and money market conditions.

         Deposits. The Bank offers several types of deposit programs to its customers, including statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank relies primarily on customer service to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank does not use brokers to obtain deposits and has no brokered deposits.

         The Bank prices its deposit offerings based upon market and competitive conditions in its market area. The Bank seeks to price its deposit offerings to be competitive with other institutions in its market area.

         Borrowings. The Bank has borrowing facilities available to it through the FHLBNY for use in the event of unanticipated funding needs which cannot be satisfied from other sources. The Bank has also engaged, to a limited extent, in borrowings with the FHLBNY on a longer term basis when the Bank is able to match the term of a borrowing with the term of a loan and lock in a satisfactory spread, subject to credit and prepayment risks.

Subsidiary Activities

         The Bank is permitted under New York and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has no subsidiaries.

Regulation

         On January 4, 1999, as a result of the acquisition of the Bank, the Company and GAFG each became a bank holding company under federal law and registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC").

         Both the Company and the Bank are subject to extensive state and federal regulation of their activities. The following discussion summarizes certain banking laws and regulations that affect the Company and the Bank. Proposals to change these laws and regulations are frequently proposed in Congress, in the New York State legislature, and before state and federal bank regulatory agencies.

The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature of which cannot now be predicted.

Bank Holding Company Regulation

         The Federal Reserve is authorized to make regular examinations of the Company and its subsidiaries. Under Federal Law and Federal Reserve regulations, the activities in which the Company and its nonbank subsidiaries may engage are limited. The Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve, except as specifically authorized under federal law and Federal Reserve regulations. The Company, subject to the approval of the Federal Reserve, may engage, acquire shares of non-banking corporations if those corporations engage in activities which the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These limitations also apply to activities in which the Company engages directly rather than through a subsidiary.

         The Federal Reserve has enforcement powers over the Company and its non-bank subsidiaries. This allows the Federal Reserve, among other things, to stop activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative orders or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease-and-desist orders, the imposition of civil money penalties or other actions.

         Capital Requirements. The Federal Reserve requires that the Company, as a bank holding company, must maintain certain minimum ratios of capital to assets. The Federal Reserve's regulations divide capital into types. Primary capital includes common equity, surplus, undivided profits, perpetual preferred stock, mandatory convertible instruments, the allowance for loan and lease losses, contingency and other capital reserves, and minority interests in equity accounts of consolidated subsidiaries. Secondary capital includes limited-life preferred stock, subordinated notes and debentures and certain unsecured long term debt.

         The Federal Reserve requires that bank holding companies maintain a ratio of primary capital to total assets of 5.5% and a level of total capital (primary plus secondary capital) equal to 6% of total assets. In calculating capital ratios, the allowance for loan losses, which is a component of primary capital, is added back in determining total assets. Certain capital components, such as debt and perpetual preferred stock, are includable as capital only if they satisfy certain definitional tests.

         The Company must also meet a risk-based capital standard. Capital, for the risk-based capital requirement, is divided into Tier 1 capital and Supplementary capital, determined as discussed below in connection with the FDIC capital requirements imposed on the Bank. The Federal Reserve requires that the Bank maintain a ratio of total capital (defined as Tier 1 plus Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier 1 capital. Risk weighted assets are also determined in a manner comparable to the determination of risk-weighted assets under FDIC regulations as discussed below.

         On a pro forma basis at October 31, 1998, assuming that the acquisition of the Bank had been consummated on that date, the Company would have satisfied all applicable Federal Reserve minimum capital requirements.

         Source of Strength Doctrine. It is the Federal Reserve policy that bank holding companies must serve as a source of financial strength to its subsidiary depository institutions and must commit all available resources to support such institutions even if it might not otherwise do so. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve continues to take the position that it has authority to enforce it. For a discussion of circumstances under which the Company may be required to guarantee the capital levels or performance of the Bank, see the discussion below under the caption

Capital Adequacy. The Federal Reserve also has the authority to terminate any activity of the Company that constitutes a serious risk to the financial soundness or stability of the Bank or, in extreme cases, to terminate its control of any bank or nonbank subsidiaries.

         Inter-state Banking. Bank holding companies may generally acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. Federal law also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate new interstate branches whenever the host state opts-in to that authority. Bank holding companies and banks that want to engage in transactions such activities must be adequately capitalized and managed.

         The New York Banking Law generally authorizes interstate branching in New York as a result of a merger, purchase of assets or similar transaction. An out of state bank may not first enter New York by opening a new branch in New York, but once a branch is acquired as described in the preceding sentence, additional new branches may be opened.

Regulation of the Bank

         In general, the powers of the Bank are limited to the express powers described in the New York Banking Law and powers incidental to the exercise of those express powers. The Bank is generally authorized to accept deposits and make loans on the terms and conditions determined to be acceptable to the Bank. Loans may be unsecured, secured by real estate, or secured by personal property. The Bank may also invest assets in bonds, notes or other debt securities which are not in default and certain limited classes of equity securities including certain publicly traded equity securities in an amount aggregating not more than 2% of assets or 20% of capital. The Bank may also engage in a variety of other traditional activities for commercial banks, such as the issuance of letters of credit.

         The exercise of these state-authorized powers is limited by FDIC regulations and other federal laws and regulations. In particular, FDIC regulations limit the investment activities of state-chartered FDIC-insured banks such as the Bank.

         Under FDIC regulations, the Bank generally may not directly or indirectly acquire or retain any equity investment that is not permissible for a national bank. In addition, the Bank may not directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the applicable FDIC insurance fund and the Bank is in compliance with applicable regulatory capital requirements. The FDIC has recently approved changes to its regulations permitting real estate investments under certain circumstances. The Bank does not engage in real estate investing.

         Loans to One Borrower. With certain exceptions, the Bank may not make to a single borrower, or certain related groups of borrowers, in an aggregate amount in excess of 15% of the Bank's net worth, plus an additional 10% of the Bank's net worth if such amount is secured by certain types of readily marketable collateral. In addition, the Bank is not permitted to make a mortgage loan in excess of 15% of capital stock, surplus fund and undivided profits.

         Capital Requirements. The FDIC requires that the Bank maintain certain minimum ratios of capital to assets. The FDIC's regulations divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions.

         The FDIC requires that the highest rated banks maintain a Tier 1 leverage ratio (Tier 1 capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier 1 leverage ration of 4.0% to 5.0% or more. As of September 30, 1998, the Bank's Tier I leverage capital ratio was 9.07%.

         The Bank must also meet a risk-based capital standard. The risk-based standard, requires the Bank to maintain total capital (defined as Tier 1 and Supplementary capital) to risk-weighted assets of at least 8% of which at least 4% must be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of September 30, 1998, the Bank maintained a 20.9% Tier I risk-based capital ratio and a 22.2% total risk-based capital ratio.

         Community Reinvestment Act. The Bank must, under federal law, meet the credit needs of its community, including low and moderate income segments of its community. The FDIC is required, in connection with its examination of the Bank, to assess whether the Bank has satisfied this requirement. Failure to satisfy this requirement could adversely affect certain applications which the Bank may make, such as branch applications, merger applications, and applications for permission to purchase branches. In the case of the Company, the Federal Reserve will assess the record of each subsidiary bank in considering certain applications by the Company. The New York Banking Law contains similar provisions applicable to the Bank.

         Dividends From the Bank to the Company. One source of funds for the Company to pay dividends is dividends from the Bank to the Company. Under the New York Banking Law, the Bank may pay dividends to the Company, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 1996 and 1997 calendar years totaled $838,000 and the Bank's net profits for the first nine months of calendar 1998 were $1,085,000. Restrictions on the ability of the Bank to pay dividends to the Company could have a material effect on the Company's ability to pay dividends.

         Under federal law, the Bank may not make any capital distribution to the Company, including any dividend or repurchase of the Bank's stock, if, after making such distribution, the Bank fails to meet the required minimum capital ratio requirements discussed below. The FDIC may prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.

         Transactions With Related Parties. The Company and its direct non-banking subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Bank and its subsidiaries. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus. Extensions of credit to affiliates must be secured by certain specified collateral, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

         The Bank may make loans to its directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits. Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, recent legislation permits the Bank to make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank has no such benefit or compensation programs.

         Enforcement. The FDIC and the Banking Department have enforcement authority over the Bank. The Superintendent may order the Bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. If any director or officer of the Bank has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the Bank after having been notified by the Superintendent to discontinue such practices, the New York Banking Board may remove the individual from office after notice and an opportunity to be heard. The Superintendent also may take over control of the Bank under specified statutory criteria.

         The FDIC's enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. Under federal law, the FDIC is required to take prompt action to correct deficiencies in banks which do not satisfy the minimum FDIC capital ratio requirements. Dividends, other capital distributions or the payment of management fees to any controlling person are prohibited if, following such distribution or payment, a bank would be undercapitalized. An undercapitalized bank must file a plan to restore its capital within 45 days after being notified that it is undercapitalized. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are subject to increasing prohibitions on permitted activities, and increasing levels of regulatory supervision, based upon the severity of their capital problems. The FDIC is required to monitor closely the condition of an undercapitalized bank. Enforcement action taken by the FDIC can escalate to the appointment of a conservator or receiver of a critically undercapitalized bank.

         Insurance of Accounts. Deposit insurance premiums payable to the FDIC are based upon the perceived risk of the institution to the FDIC insurance fund. The FDIC assigns an institution to one of three capital categories: (a) well capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory categories based on an evaluation by the institution's primary federal regulator and information that the FDIC considers relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Deposit insurance premiums depend on an institution's capital and supervisory categories. At present, the Bank pays no deposit insurance premium based upon its risk-based categorization.

         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose equal to approximately 0.0126% of its insured deposits, which is recorded as a deposit insurance premium expense for financial statement purposes.

         Reserve Requirements. The Bank must maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is generally able to satisfy the reserve requirements with cash on hand and other non-interest bearing deposits which it maintains for other purposes, so the reserve requirements do not impose a material financial burden on the Bank.

Governmental Policies

         The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve.

Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on the Company's business and earnings.

Discontinued Operations

         On December 19, 1995, as the result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (collectively, the "Executone Securities"). (See Note D of Notes to Consolidated Financial Statements.)

Common Stock of The Cooper Companies, Inc.

         The Company owned shares of common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation ("TCC"), the common stock of which is traded on the New York Stock Exchange (see Note C of Notes to Consolidated Financial Statements.) The Company has sold all of its shares of TCC Common Stock in open market transactions during the past year. The proceeds of such sales are being used by the Company to fund its operating expenses and to provide the cash which was used in connection with the acquisition of the Bank and other new business opportunities.

Personal Holding Company Status

         For the fiscal year ended October 31, 1998, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, the Company is required to pay an additional income tax or issue a dividend to its shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. On October 19, 1998, the Board of Directors of the Company declared a cash dividend in the amount of $.72 per common share. (See Dividends in Item 5).

Employees

         On January 15, 1999, the Company had one full time employee and the Bank employed approximately 22 full time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

         The following are the Company's and the Bank's principal facilities, all of which are leased, as of January 15, 1999:

                                                   Approximate       Approximate
                                                   Floor Area        Annual           Lease
Location              Operations                   (Sq. Ft.)         Rent             Expiration
------------          -----------------            ---------         ---------        ----------
New York, NY          Executive Offices            1,500             $  18,000               (1)
New York, NY          Main Bank Office             5,100             $ 217,000        March 2001
Brooklyn, NY          Bank Branch                  4,500             $  56,000         June 2000

-------------
(1) Rented on a month to month basis from a company affiliated with a director of the Company.

ITEM 3. Legal Proceedings.

         In the ordinary course of its operations, the Bank is a party to routine litigation involving claims incidental to its banking business. Management of the Bank believes that no current litigation, threatened or pending, to which the Bank or its assets is or may become a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial condition or results of operations of the Bank.

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

                                                   High              Low
                                                   ----              ---
Fiscal Year ended October 31, 1997
----------------------------------
November 1, 1996 to January 31, 1997               14 1/2            11
February 1, 1997 to April 30, 1997                 16 1/2            13 3/4
May 1, 1997 to July 31, 1997                       23 1/4            14
August 1, 1997 to October 31, 1997                 28 1/4            19 1/2


                                                   High              Low
                                                   ----              ---
Fiscal Year ended October 31, 1998
----------------------------------
November 1, 1997 to January 31, 1998               37 7/8            25 1/4
February 1, 1998 to April 30, 1998                 41                35 3/4
May 1, 1998 to July 31, 1998                       42                41
August 1, 1998 to October 31, 1998                 41 1/2            27 1/8

         As of the close of business on January 15, 1999, there were approximately 2,575 holders of record of the Company's Common Stock.

Dividends

         On November 16, 1998, the Company paid a special dividend of $.72 per Common Share to shareholders of record as of the close of business on October 29, 1998. The primary purpose for declaring this dividend was the probable current status of the Company as a "personal holding company" for federal income tax purposes; and that, as a result thereof, if said dividend were not declared and paid to the Company's shareholders, the Company would incur substantial additional federal income tax liability. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors. The Board does not intend to declare regular dividends in the foreseeable future, but instead intends to retain all earnings, if any, for working capital and to expand its businesses.

ITEM 6. Selected Financial Data.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                         Five Year Financial Highlights

                           Year-End Financial Position
                             (Dollars in Thousands)

         The following is a summary of certain financial information with respect to the Company's fiscal years ended October 31, 1998, 1997, 1996, 1995, and 1994. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                    October 31,
                             -------------------------------------------------------------
                              1998         1997           1996          1995        1994(1)
                              ----         ----           ----          ----        ----


Balance Sheet Data:

Total Assets                  $66,830   $64,521        $34,138       $19,102        $42,582

Long Term Debt                     --        --             --            --          2,300

Total Liabilities             1,364       2,792            961         2,812         23,163

Stockholders' Equity          65,466     61,729         33,177        16,920         19,419


(1) The financial information for the fiscal year ended October 31, 1994 includes the operations of the Company's majority owned subsidiary, Second Advantage Mortgage Corp., as a discontinued operation as of October 31, 1994.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                         Five Year Financial Highlights
                     Summary of Consolidated Operations (a)

                    (In Thousands, Except Per Share Amounts)

                                                   For The Years Ended October 31,
                                        1998           1997           1996           1995          1994(1)
                                        ------         ------         ------         ------       --------
  Revenues
Realized and unrealized gain
 (loss) on marketable securities        $ 38,909    $ 16,845        $   772        $  (376)       $ 9,320
Interest and other income - net            3,357         788             22             51            265
                                        --------    --------        -------        -------        -------
                                          42,266      17,633            794           (325)         9,585
                                        --------    --------        -------        -------        -------
  Expenses
General and administrative                 1,066         823            809          1,132            979
Interest                                      --          --            138            193            283
                                        --------    --------        -------        -------        -------
    Total Expenses                         1,066         823            947          1,325          1,262
                                        --------    --------        -------        -------        -------
                                          41,200      16,810           (153)        (1,650)         8,323
Loss and write-downs on Investments
 in Preferred Stock                           --          --         (2,096)            --             --
                                        --------    --------        -------        -------        -------
Income (loss) from continuing
 operations before income taxes           41,200      16,810         (2,249)        (1,650)         8,323
Provision for income taxes                 3,573         100             --             --             --
                                        --------    --------        -------        -------        -------
Income (loss) from continuing
 operations                               37,627      16,710         (2,249)        (1,650)         8,323
Gain (loss) from discontinued
 operations                                   --          --             --          2,823         (3,084)
                                        --------    --------        -------        -------        -------
Income (loss) before cumulative
 effect of change in accounting
 principle                                37,627      16,710         (2,249)         1,173          5,239
Cumulative effect of change in
 accounting principle                         --          --             --             --          2,009
                                        --------    --------        -------        -------        -------
Net income (loss)                       $ 37,627    $ 16,710        $(2,249)       $ 1,173        $ 7,248
                                        ========    ========        =======        =======        =======

Net income (loss) per share Basic:
 Continuing operations                  $  17.70    $   7.45        $ (1.05)       $  (.75)       $  4.01
 Discontinued operations                      --          --             --           1.28          (1.49)
                                        --------    --------        -------        -------        -------
                                           17.70        7.45          (1.05)           .53           2.52
Cumulative effect of change
 in accounting principle                      --          --             --             --            .97
                                        --------    --------        -------        -------        -------
Net income (loss) per share             $  17.70    $   7.45        $ (1.05)       $   .53        $  3.49
                                        ========    ========        =======        =======        =======

Diluted:
 Continuing operations                  $  16.66    $   7.45        $ (1.05)       $  (.75)       $  4.01
 Discontinued operations                      --          --             --           1.28          (1.49)
                                        --------    --------        -------        -------        -------
                                           16.66        7.45          (1.05)           .53           2.52
Cumulative effect of change
 in accounting principle                      --          --             --             --            .97
                                        --------    --------        -------        -------        -------
Net income (loss) per share             $  16.66    $   7.45        $ (1.05)       $   .53        $  3.49
                                        ========    ========        =======        =======        =======

Cash dividends per common share         $    .72    $     --        $    --        $    --        $    --
                                        ========    ========        =======        =======        =======

Weighted average number of
 shares outstanding                        2,258       2,244          2,149          2,206          2,076
                                        ========    ========        =======        =======        =======

(a) The prior years' amounts have been reclassified to conform to the current years' presentation.

(1) The financial information for the fiscal year ended October 31, 1994 includes the operations of the Company's majority owned subsidiary, Second Advantage Mortgage Corp., as a discontinued operation as of October 31, 1994.

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 "Business" herein.

Capital Resources and Liquidity:

         The Company anticipates that during fiscal 1999, its principal financing needs, other than the purchase of the outstanding shares of common stock of The Berkshire Bank (see Note B), will consist primarily of funding its general and administrative expenses.

         Management believes that cash on hand and internally generated funds will be sufficient to meet its corporate general and administrative, working capital and other cash requirements during fiscal 1999. From November 1, 1997 to January 23, 1998, the Company sold 993,400 shares of TCC Common Stock with proceeds of approximately $42.9 million.

         In 1997 and 1996, the Company used cash primarily to fund its general and administrative expenses, acquire treasury stock and to repay bank debt.

         Impact of the Year 2000

         The Company has reviewed its financial and other systems and estimates that the total cost of the Year 2000 preparedness program will not be material. The Company will modify and/or replace those systems which may be impacted by the arrival of the year 2000.

         The Bank has an ongoing program to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures. The Bank has purchased, installed and converted to new hardware and banking software, and has successfully completed a series of tests to ensure Year 2000 compliance. The cost of such conversion and other Year 2000 preparations is estimated to be approximately $200,000. The Bank has developed a contingency plan which should allow it to continue operations while unforeseen software problems are corrected. The contingency plan calls for the creation of complete system backups of critical data on critical dates, the creation of duplicate account balances and transaction files, and the downloading of account balances and transaction files to personal computer spreadsheets. In the event that any software problems are encountered during processing, either at century roll over or leap year, the Bank expects that it will be able to manage its operations by using the files noted above, along with manual reports. Given the size of the Bank, the number of accounts, and the number of daily transactions, management believes that the Bank could continue operations while such software problems are corrected.

         While the Bank believes it is taking all appropriate steps to assure year 2000 compliance, it is dependent on vendor compliance to some extent. The Bank is requiring its systems and software vendors to represent that the services and products provided are, or will be, year 2000 compliant. The Bank estimates that the cost to redevelop, replace or repair its technology will not have a material impact on its financial results.

         In addition to possible expenses related to the Bank's systems and those of its service providers, the Bank could incur losses if Year 2000 problems affect any of the Bank's depositors or borrowers. Such problems could include, among other things, delayed loan payments. Due to the diversity of the loan portfolio and the fact that the Bank's market area is not dependent on one employer or industry, the Bank does not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect net earnings or cash flow.

Cash Flows

         Operating Activities In fiscal 1998, the Company's operating activities used cash primarily to fund its general and administrative expenses. Such cash was provided by the proceeds of sale of shares of TCC Common Stock.

         Sales of TCC and Executone Common Stock Net cash received in fiscal 1998 was approximately $42.9 million as a result of the sale by the Company of shares of TCC and Executone Common Stock owned by it.

         Financing Activities Net cash used in financing activities in fiscal 1998 amounted to approximately $1.5 million which was used to pay a cash dividend of $.72 per common share.

Results of Operations

Comparison of each of the years in the three-year period ended October 31, 1998:

1998 vs. 1997

         The net income in fiscal 1998 was $37,627,000 as compared to the net income of $16,710,000 in fiscal 1997.

         Marketable Securities. The gain on marketable securities of $38,909,000 and $16,845,000 in fiscal 1998 and 1997, respectively, primarily represents realized gains on the sales of 993,000 shares and 1,134,100 shares, respectively, of TCC Common Stock during each year. At November 1, 1995, October 31, 1996, October 31, 1997 and January 23, 1998, the quoted market price of TCC Common Stock was $5.875, $14.375, $35.75 and $45.6875, respectively.

         Interest Income. Interest income increased to $3,357,000 in fiscal 1998 from $788,000 in fiscal 1997 due to higher levels of cash balances.

         Income Taxes. The effective income tax rates (income taxes expressed as a percentage of pre-tax income) were 9.5% in fiscal 1998 as a result of the utilization of the Company's remaining net operating loss carryforwards. Prior to fiscal 1998, the Company had fully reserved deferred tax assets related to such net operating loss carryforwards.

         General and Administrative Expense. General and administrative expenses increased by $243,000, or approximately 30%, to $1,066,000 in 1998 from $823,000 in 1997. The increase was primarily due to an increase of approximately $400,000 in legal, accounting and other professional fees, partially offset by a decrease of $110,000 in compensation expense.

1997 vs. 1996

         The net income in fiscal 1997 was $16,710,000 as compared to a net loss of $2,249,000 in fiscal 1996.

         Marketable Securities. The gain on marketable securities of $16,845,000 and $772,000 in fiscal 1997 and 1996, respectively, represents realized gains on the sales of 1,134,100 shares and 195,000 shares, respectively, of TCC Common Stock during each year.

         The loss on Executone Preferred Stock of $2,096,000 in 1996 represents a valuation allowance in carrying value to reflect the uncertainty that UGC will earn net income sufficient to pay dividends on the Executone Preferred Stock or that UGC will meet the revenue and profit parameters necessary to enable the Company to convert the Executone Preferred Stock into Executone Common Stock (see Note D).

         Interest Income. Interest income increased to $788,000 in fiscal 1997 from $22,000 in fiscal 1996 due to higher levels of cash balances.

Impact of Inflation and Changing Prices

         The Company has not been materially affected by inflation. The Bank's financial statements measure financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Bank's operations. Unlike most industrial companies, nearly all assets and liabilities of the Bank are monetary. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services. However, in general, high inflation rates are accompanied by higher interest rates, and vice versa.

New Accounting Pronouncements

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

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible debt and preferred stock. The adoption of this standard did not have a material impact on earnings per share of the Company.

Reporting Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for the net income and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements, and will include previously recorded unrecognized gains on available for sale securities and minimum pension liabilities.

Disclosures About Segments of an Enterprise and Related Information

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and did not have a material effect on the Company's financial statements.

Derivatives and Hedging

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes requirements for the proper accounting, reporting and financial statement presentation of derivative instruments and hedging activities. Among other provisions, SFAS 133 requires that derivative instruments must be reflected in a company's financial statements independent of any hedging or similar transaction designed to reduce the risks of owning the derivative instrument. The Company will reflect any investments in derivative instruments or hedging activities in accordance with SFAS 133 and does not expect such reporting to have a material effect on its financial condition or results of operations. SFAS 133 also permits certain reclassifications of securities among the trading, available for sale and held to maturity classifications. The Company and the Bank have no current intention to reclassify any securities pursuant to SFAS 133.

ITEM 8. Financial Statements and Supplementary Data.

         Inasmuch as the acquisition of the Bank was not consummated until subsequent to October 31, 1998, the financial statements set forth below do not include the Bank. However, see Note B of Notes to Consolidated Financial Statements for certain unaudited financial information with respect to the Bank.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Cooper Life Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Life Sciences, Inc. and its subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

We have also audited the financial statement schedule listed in the accompanying index at Item 14(a)(ii) for the years ended October 31, 1998, 1997 and 1996. In our opinion, this financial statement schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

New York, New York
January 4, 1999

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                October 31,
                                                                         ---------------------
                                                                          1998            1997
                                                                          ----            ----
                                       ASSETS
Cash and cash equivalents                                            $  65,258      $  25,887
Marketable Securities - at market value:
 The Cooper Companies, Inc. Common Stock                                    --         35,515
 Executone Information Systems, Inc. Common Stock                           --          2,552
Deferred income taxes                                                      925             --
Prepaid expenses and other                                                 647            567
                                                                     ---------      ---------
                                                                     $  66,830      $  64,521
                                                                     =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                             $   1,185      $     992
Income taxes payable                                                       179            100
Deferred income taxes                                                       --          1,700
                                                                     ---------      ---------
                                                                         1,364          2,792

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $.10 par value:                                           --             --
 6,000,000 shares authorized - none issued
Common Stock - $.10 par value:
 6,000,000 shares authorized:
 2,566,095 shares issued at October 31, 1998 and 1997                      256            256
Additional paid-in capital                                              78,546         78,546
Unrealized gain on marketable securities,                                   --         32,359
 net of deferred income taxes
Accumulated deficit                                                    (10,563)       (46,659)
Less: Common stock in treasury - at cost:
 439,830 shares at October 31, 1998 and 1997                            (2,773)        (2,773)
                                                                     ---------      ---------
Total stockholders' equity                                              65,466         61,729
                                                                     ---------      ---------
                                                                     $  66,830      $  64,521
                                                                     =========      =========



        The accompanying notes are an integral part of these statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                            For The Years Ended October 31,
                                                          ----------------------------------
                                                        1998             1997              1996
                                                        ----             ----              ----
      Revenues
Realized gain on sales of
 marketable securities                               $38,909          $16,845           $   772
Interest and other income - net                        3,357              788                22
                                                     -------          -------           -------
                                                      42,266           17,633               794
                                                     -------          -------           -------
      Expenses

General and administrative                             1,066              823               809
Interest                                                  --               --               138
                                                     -------          -------           -------
    Total expenses                                     1,066              823               947
                                                     -------          -------           -------
                                                      41,200           16,810              (153)
Loss and writedown on Executone Information
 Systems, Inc. Preferred Stock                            --               --            (2,096)
                                                     -------          -------           -------
Income (loss) before income taxes                     41,200           16,810            (2,249)
Provision for income taxes                             3,573              100                --
                                                     -------          -------           -------
Net income (loss)                                    $37,627          $16,710           $(2,249)
                                                     =======          =======           =======
Net income (loss) per share:

Basic                                                $ 17.70          $  7.45           $ (1.05)
                                                     =======          =======           =======
Diluted                                              $ 16.66          $  7.45           $ (1.05)
                                                     =======          =======           =======
Weighted average number of shares outstanding          2,258            2,244             2,149
                                                     =======          =======           =======
Dividends per share                                  $   .72               --                --


        The accompanying notes are an integral part of these statements.

                   COOPER LIFE SCIENCES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   Years Ended October 31, 1998, 1997 and 1996
                                 (In Thousands)

                                                                       Unrealized
                                         Common   Stock   Additional    gain on                                Minimum
                                                   Par      paid-in    marketable   Accumulated    Treasury    pension
                                         Shares   value     capital    securities     deficit       stock     liability    Total
                                         ------   -----     -------    ----------     -------       -----     ---------    -----
Balance at October 31, 1995               2,516   $251       $78,283     $ 1,389     $(61,120)     $(2,104)      $(409)    $16,290

Net loss                                                                               (2,249)                              (2,249)
Treasury shares issued for
 pension plan contribution                                       (40)                                  142                     102
Increase in value of marketable
 securities, net of deferred taxes                                        18,841                                            18,841
Exercise of common
 stock warrants                              50      5           295                                                           300
Increase in pension
 liability over unrecognized
 prior service cost                                                                                              (107)        (107)
                                         ------   ----       -------     -------       --------    -------       -----     -------
Balance at October 31, 1996               2,566    256        78,538      20,230       (63,369)    (1,962)       (516)      33,177

Net Income                                                                              16,710                              16,710
Treasury shares issued for
 options exercised                                                 8                                   72                       80
Acquisition of treasury shares                                                                       (883)                    (883)
Increase in value of marketable
 securities, net of deferred taxes                                        12,129                                            12,129
Reduction of minimum
 pension liability                                                                                                 516         516
                                         ------   ----       -------     -------       --------    -------       -----     -------
Balance at October 31, 1997               2,566    256        78,546      32,359       (46,659)    (2,773)         --       61,729

Net Income                                                                              37,627                              37,627
Recognition of gain on sale of
 marketable securities                                                   (32,359)                                          (32,359)
Dividend ($.72 per common share)                                                        (1,531)                             (1,531)
                                         ------   ----       -------     -------       --------    -------       -----     -------
Balance at October 31, 1998               2,566   $256       $78,546          --      $(10,563)   $(2,773)         --      $65,466
                                         ======   ====       =======     =======       ========    =======       =====     =======


        The accompanying notes are an integral part of these statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For The Years Ended October 31,
                                                                        ----------------------------------
                                                                      1998               1997            1996
                                                                    --------           --------        --------
    Cash flows from operating activities:
  Net income (loss)                                                 $ 37,627           $ 16,710        $ (2,249)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Realized gain on marketable securities                             (38,909)           (16,845)           (772)
  (Increase) in deferred income taxes                                   (925)                --              --
  Loss and writedown of Executone Information
   Systems, Inc. preferred stock                                          --                 --           2,096
  Non-cash compensation charge                                            --                112              32
  Depreciation and other                                                  --                  2             220
    Changes in assets and liabilities:
  (Increase) decrease in prepaid expenses and other                      (80)                 9              28
  Increase (decrease) in accounts payable, income
   taxes payable and accrued liabilities                                 272                131            (395)
                                                                    --------           --------        --------
  Net cash provided by (used in) operating activities                 (2,015)               119          (1,040)
                                                                    --------           --------        --------

     Cash flows from investing activities:
  Investment in Unistar Gaming Corp.                                      --                 --            (200)
  Note receivable from The Cooper Companies, Inc.                         --             (5,000)             --
  Repayment of note receivable from
   The Cooper Companies, Inc.                                             --              5,000              --
  Proceeds from sales of common stock                                 42,916             26,177           2,602
                                                                    --------           --------        --------
  Net cash provided by investing activities                           42,916             26,177           2,402
                                                                    --------           --------        --------

     Cash flows from financing activities:
  Repayment of bank borrowings                                            --                 --          (1,500)
  Proceeds from exercise of common stock
   warrants and options                                                   --                  3             268
  Acquisition of treasury stock                                           --               (883)             --
  Dividends paid                                                      (1,531)                --              --
                                                                    --------           --------        --------
  Net cash used in financing activities                               (1,531)              (880)         (1,232)
                                                                    --------           --------        --------

  Net increase in cash and cash equivalents                           39,371             25,416             130

Cash and cash equivalents at beginning of year                        25,887                471             341
                                                                    --------           --------        --------
Cash and cash equivalents at end of year                            $ 65,258           $ 25,887        $    471
                                                                    ========           ========        ========

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                                        $     --           $     --        $    136
    Income Taxes                                                    $  4,419           $     --        $     11





        The accompanying notes are an integral part of these statements.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 1998, 1997 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         Cooper Life Sciences, Inc. (the "Company"), a Delaware corporation, has not been engaged in any operating activities since October 1994 when it disposed its majority interest in a company engaged in mortgage banking. On August 6, 1998, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), made a cash tender offer for any and all of the outstanding shares of Common Stock of The Berkshire Bank (the "Bank")
(see Note B).

         The Company's obligation to purchase tendered shares pursuant to the tender offer was subject to customary conditions, including the receipt of all required approvals from the applicable banking authorities. Said approvals have been received and on January 4, 1999, the Company purchased approximately 99% of the Common Stock of the Bank. As a result of such purchase, the Company and GAFG have each become bank holding companies under the Federal Bank Holding Company Act.

         At October 31, 1998, the Company's principal assets consisted of cash and cash equivalents.

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

         At October 31, 1997, the Company owned approximately 6.7% of the outstanding common stock of The Cooper Companies, Inc. ("TCC") and approximately 2% of the outstanding common stock of Executone Information Systems, Inc. ("Executone") (See Note C) all of which were considered to be available-for-sale securities. During 1998, all such marketable securities were sold.

3.       Investment in Unistar Gaming Corp.

         In 1995, the Company owned approximately 31% of the outstanding common stock of Unistar Gaming Corp. ("UGC") (see Note D). The Company sold its investment in UGC to Executone in December 1995 for shares of Executone common stock and preferred stock.

4.       Income Taxes

         The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes."

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

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

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and dilutive earnings per share with disclosure of the methods used to compute the per share amounts.

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding (2,126,000 shares for the years ended October 31, 1998 and 1997 and 2,149,000 shares for the year ended October 31, 1996) for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible debt and preferred stock (2,258,000 shares, 2,244,000 shares and 2,149,000 shares for the years ended October 31, 1998, 1997 and 1996, respectively). The adoption of this standard did not have a material impact on earnings per share of the Company.

7.       Cash Equivalents

         The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

         On October 30, 1998, the Company entered into a repurchase agreement with Chase Securities, Inc. in the principal amount of $65,200,000, which is included in cash and cash equivalents. Such repurchase agreement bears interest at 4.70% on an annualized basis, matured on November 13, 1998, and is collateralized by a United States Treasury Note.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE A - (continued)

9.   Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for the net income and not for comprehensive income. Adoption of SFAS 130 relates to disclosure within the financial statements, and will include previously recorded unrecognized gains on available for sale securities and minimum pension liabilities.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new method for segment reporting referred to as the "management approach," which focuses upon the manner in which the chief operating decision makers organize segments within a company for making operating decisions and assessing performance. Under the management approach, reportable segments can be based upon, but are not limited to, products and services, geography and legal or management structure. SFAS 131 requires full financial disclosure for each segment, but only requires limited quarterly segment disclosure. SFAS 131 is applicable for all public, for-profit companies, and is effective for fiscal years beginning after December 15, 1997, with early application encouraged. Management of the Company is currently evaluating SFAS 131.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 amends disclosure requirements related to pension and other postretirement benefits previously required under Statement of Financial Accounting Standards Nos. 87, 88 and 106. SFAS 132 does not change the measurement or recognition of these plans. Adoption of SFAS 132 is required for all fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. Adoption of SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have an impact upon the Company's consolidated financial condition or results of operations.

10.  Reclassifications

       Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the current year's presentation.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - ACQUISITION OF THE BERKSHIRE BANK

     On August 6, 1998, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG") made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Bank") at $10.50 cash per share, net to the seller. On January 4, 1999, the Company purchased 2,396,600 shares, approximately 99%, of the outstanding shares of common stock of the Bank. Total funds required to purchase such shares was approximately $25.2 million which was provided by the Company's cash on hand. The acquisition will be accounted for as a purchase and will result in goodwill and other intangible assets of approximately $15.1 million.

     The Company's obligation to purchase tendered shares pursuant to the tender offer was subject to customary conditions, including the receipt of all required approvals from the applicable banking authorities. Said approvals have been received and as a result of the purchase of the common stock of the Bank, the Company and GAFG have each become bank holding companies under the Federal Bank Holding Company Act.

     The Bank was a privately-owned New York State chartered commercial bank with a main office on Madison Avenue in New York City and one branch in Brooklyn, New York. The condensed financial statements of the Bank which have been derived from financial statements which were audited by another accounting firm, are summarized as follows:

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                               THE BERKSHIRE BANK

                                                    Balance Sheet
                                  (Dollars in thousands, except per share amounts)

                                                                 September 30,                December 31,
                                                                      1998              1997               1996

                                                            --------------------------------------------------------
     ASSETS
Cash and due from banks                                            $     728         $   2,737          $   1,217
Interest bearing deposits with banks                                     397            12,322              1,986
Federal funds sold                                                     6,650            20,200             15,800
Investment securities
  Available-for-sale                                                  36,037            21,719             17,051
  Held-to-maturity (fair value of $14,710 in 1998,
   $19,093 in 1997 and $19,871 in 1996)                               14,748            19,183             19,941

Loans, net of allowance for loan losses of $803 in
 1998, $741 in 1997 and $658 in 1996                                  38,994            36,338             26,836
Loans held for sale                                                       --                --                200
Accrued interest receivable                                              754               763                686
Premises and equipment, net of accumulated
 depreciation of $45 in 1998, $557 in 1997
 and $506 in 1996                                                        275               154                177

Other assets                                                             576               192                 66
                                                                   ---------         ---------          ---------
Total assets                                                       $  99,159         $ 113,608          $  83,960
                                                                   =========         =========          =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

  Non-interest bearing                                             $   9,160         $  19,104          $   7,394
  Interest bearing                                                    77,072            84,391             67,658
Securities sold under agreements to repurchase                         1,500                --                 --
Accrued interest payable                                                 314               333                342
Deferred income                                                          199                --                 --
Accrued expenses and accounts payable                                    830               828                586
                                                                   ---------         ---------          ---------
Total liabilities                                                     89,075           104,656             75,980
                                                                   ---------         ---------          ---------

Commitments and contingent liabilities

     SHAREHOLDERS' EQUITY

Common stock ($1.50 par value, 4,000,000 shares
 authorized, 2,317,600 shares issued and
 outstanding in 1998 and 1997 and 2,292,600 shares
 issued and outstanding in 1996                                        3,476             3,476              3,439
Additional paid-in capital                                            12,359            12,359             12,272
Accumulated deficit                                                   (5,751)           (6,859)            (7,571)
Net unrealized (losses) on available-for-sale
securities                                                                --               (24)              (160)
                                                                   ---------         ---------          ---------

Total shareholders' equity                                            10,084             8,952              7,980
                                                                   ---------         ---------          ---------

Total liabilities and shareholders' equity                         $  99,159         $ 113,608          $  83,960
                                                                   =========         =========          =========

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                               THE BERKSHIRE BANK

                               Statement of Income
                             (Dollars in Thousands)

                                                              For The Nine Months       For The Years
                                                              Ended September 30,      Ended December 31,

                                                   1998            1997             1997            1996
                                              ----------------------------------------------------------------
Interest Income
 Loans                                                $ 2,499          $ 2,175         $ 3,012        $ 2,142
 Investment securities                                  2,149            1,733           2,298          2,109
 Federal funds sold                                       751              678             984            555
 Interest bearing deposits with banks                      51              104             156             43
                                                      -------          -------         -------        -------
Total interest income                                   5,450            4,690           6,450          4,849
                                                      -------          -------         -------        -------

Interest Expense

 Deposits                                               2,748            2,398           3,269          2,409
 Securities sold under agreements
  to repurchase                                            23                9               9             16
                                                      -------          -------         -------        -------
Total interest expense                                  2,771            2,407           3,278          2,425
                                                      -------          -------         -------        -------

Net interest income                                     2,679            2,283           3,172          2,424
 Provision for loan losses                                 45               45              60             70
                                                      -------          -------         -------        -------
Net interest income after provision for
 loan losses                                            2,634            2,238           3,112          2,354
                                                      -------          -------         -------        -------

Other Income (Loss)

 Investment securities gains (losses)                      (7)              11              25             10
 Other                                                    278              244             318            325
                                                      -------          -------         -------        -------
Total other income                                        271              255             343            335
                                                      -------          -------         -------        -------

Other Expense

 Employee compensation and benefits                     1,196            1,121           1,577          1,561
 Expense of premises and equipment                        280              302             453            437
 Other                                                    667              564             713            565
                                                      -------          -------         -------        -------
Total other expense                                     2,143            1,987           2,743          2,563
                                                      -------          -------         -------        -------

Income before income taxes                                762              506             712            126
(Benefit) provision for income taxes                     (322)              50              --             --
                                                      -------          -------         -------        -------
Net Income                                            $ 1,084          $   456         $   712        $   126
                                                      =======          =======         =======        =======

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)


                   PRO FORMA CONDENSED COMBINED CONSOLIDATED
                              FINANCIAL INFORMATION
                                   (Unaudited)

     The following statements set forth certain selected condensed financial information for CLS and the Bank on an unaudited pro forma combined basis giving effect to the acquisition as if the acquisition had become effective on July 31, 1998, in the case of balance sheet information presented, and as if the acquisition had become effective at the beginning of the periods indicated, in the case of operations information presented. CLS utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The financial information presented combines CLS and the Bank with the Bank's interim results presented to coincide with the reporting period of CLS and at their respective year-end reporting periods of October 31 and December 31, respectively.

     The unaudited pro forma condensed combined consolidated financial information set forth in the following tables is presented for informational purposes only and is not necessarily indicative of the combined financial position or results of operations that would have occurred had the acquisition been consummated on July 31, 1998 or at the beginning of the periods indicated or which may occur in the future.

     Earnings per share calculations for The Berkshire Bank (a non-public bank) for the nine months ended September 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 has not been presented because the presentation is not meaningful.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARY
                              THE BERKSHIRE BANK

                                       Pro Forma Condensed Combined Consolidated Balance Sheet

                                                       (Dollars in Thousands)
                                                             (unaudited)

                                                   July 31, 1998     September 30, 1998
                                                    Cooper Life           The            Pro Forma
                                                  Sciences, Inc.     Berkshire Bank      Adjustments           Pro Forma

                                                  ---------------------------------------------------------------------
                           ASSETS
Cash and due from banks                                  $ 66,415         $    728        $ (25,164)           $ 41,979
Interest bearing deposits with banks                           --              397               --                 397
Federal funds sold                                             --            6,650               --               6,650
Securities available-for-sale                                  --           36,037               --              36,037
Securities held-to-maturity                                    --           14,748               --              14,748
Loans receivable, net                                          --           38,994               --              38,994
Accrued interest receivable                                    --              754               --                 754
Premises and fixtures, net                                     --              275               --                 275
Deferred taxes                                                925               --               --                 925
Prepaid expenses and other                                    489              576               --               1,065
Goodwill                                                       --               --           15,080              15,080
                                                         --------         --------        ---------            --------
Total assets                                             $ 67,829         $ 99,159        $ (10,084)           $156,904
                                                         ========         ========        =========            ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                 $  1,018         $    830               --            $  1,848
Income taxes payable                                          462               --               --                 462
Deposits
 Non-interest bearing                                          --            9,160               --               9,160
 Interest bearing                                              --           77,072               --              77,072
Securities sold under agreements to
 repurchase                                                    --            1,500               --               1,500

Deferred income                                                --              199               --                 199
Accrued interest payable                                       --              314               --                 314
                                                         --------         --------         --------            --------
Total liabilities                                           1,480           89,075               --              90,555
                                                         --------         --------         --------            --------

Stockholders' equity

Preferred stock                                                --               --               --                  --
Common stock                                                  256            3,476           (3,476)                256
Additional paid-in capital                                 78,546           12,359          (12,359)             78,546
Accumulated deficit                                        (9,680)          (5,751)           5,751              (9,680)
Common stock in treasury at cost                           (2,773)              --               --              (2,773)
                                                         --------         --------        ---------            --------
Total stockholders' equity                                 66,349           10,084          (10,084)             66,349
                                                         --------         --------        ---------            --------
                                                         $ 67,829         $ 99,159        $ (10,084)           $156,904
                                                         ========         ========        =========            ========

 See "Notes to Pro Forma Condensed Combined Consolidated Financial Statements."

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARY
                               THE BERKSHIRE BANK

                                               Pro Forma Condensed Combined
                                           Consolidated Statement of Operations

                                       (Dollars in Thousands, Except Per Share Data)
                                                          (unaudited)

                                             For the Nine Months Ended

                                               July 31, 1998   September 30, 1998
                                                Cooper Life          The                Pro Forma         Pro Forma
                                              Sciences, Inc.     Berkshire Bank        Adjustments       (Unaudited)

                                            -------------------------------------------------------------------------
Interest income                                       $  2,457          $  5,450          $(1,258)           $ 6,649
Interest expense                                            --             2,771               --              2,771
                                                      --------          --------          -------           --------
Net interest income                                      2,457             2,679           (1,258)             3,878
Provision for loan losses                                   --                45               --                 45
                                                      --------          --------          -------           --------
Net interest income after provision
 for loan losses                                         2,457             2,634           (1,258)             3,833
                                                      --------          --------          -------           --------
Non-interest income:

  Fees and other income                                     --               278               --                278
  Net gain (loss) on sales of
   securities                                           38,909                (7)              --             38,902
                                                      --------          --------          -------           --------
Total non-interest income                               38,909               271               --             39,180
                                                      --------          --------          -------           --------
Non-interest expense:

  General and administrative                               717             1,476               --              2,193
  Amortization of goodwill                                  --                --              565                565
  Other                                                     --               667               --                667
                                                      --------          --------          -------           --------
Total non-interest expense                                 717             2,143              565              3,425
                                                      --------          --------          -------           --------
Income (loss) before income tax
expense                                                 40,649               762           (1,823)            39,588

Income tax expense (benefit)                             3,670              (322)            (440)             2,908
                                                      --------          --------          -------           --------
Net income                                            $ 36,979          $  1,084          $(1,383)          $ 36,680
                                                      ========          ========          =======           ========


Net income per share:

  Basic                                                 $17.39                                               $17.25
                                                        ======                                               ======

  Diluted                                               $16.37                                               $16.23
                                                        ======                                               ======

Weighted average number of diluted
 shares outstanding                                      2,259                                                2,259
                                                        ======                                               ======



 See "Notes to Pro Forma Condensed Combined Consolidated Financial Statements."







                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                    COOPER LIFE SCIENCES, INC. AND SUBSIDIARY
                               THE BERKSHIRE BANK


                                           Pro Forma Condensed Combined
                                       Consolidated Statement of Operations

                                   (Dollars in Thousands, Except Per Share Data)
                                                   (unaudited)

                                                            For The Year Ended
                                                     October 31, 1997 December 31, 1997
                                                       Cooper Life          The           Pro Forma      Pro Forma
                                                      Sciences, Inc.   Berkshire Bank    Adjustments    (Unaudited)

                                                    ----------------------------------------------------------------
Interest income, net                                         $    788           $ 6,450     $(1,258)       $  5,980
Interest expense                                                   --             3,278                       3,278
                                                             --------           -------      ------        --------
Net interest income                                               788             3,172      (1,258)          2,702
Provision for loan losses                                          --                60                          60
                                                             --------          --------      ------        --------
Net interest income after provision
 for loan losses                                                  788             3,112      (1,258)          2,642
                                                             --------          --------      ------        --------
Non-interest income:

  Fees and other income                                            --               318                         318
  Net gain on sales of securities                              16,845                25                      16,870
                                                             --------          --------      ------        --------
Total non-interest income                                      16,845               343                      17,188
                                                             --------          --------      ------        --------
Non-interest expense:
  General and administrative                                      823             2,030                       2,853
  Amortization of goodwill                                         --                --         754             754
  Other                                                            --               713                         713
                                                             --------          --------      ------        --------
Total non-interest expense                                        823             2,743         754           4,320
                                                             --------          --------      ------        --------
Income (loss) before income tax
expense                                                        16,810               712        (754)         16,768

Income tax expense                                                100                --                         100
                                                             --------          --------      ------        --------
Net income                                                   $ 16,710          $    712     $(2,012)       $ 15,410
                                                             ========          ========     =======        ========


Net income per share:

  Primary                                                       $7.45                                        $6.87
                                                                =====                                        =====

  Diluted                                                       $7.45                                        $6.87
                                                                =====                                        =====

Weighted average number of diluted
 shares outstanding                                             2,244                                        2,244
                                                                =====                                        =====


See "Notes to Pro Forma Condensed Combined Consolidated Financial Statements."

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                    COOPER LIFE SCIENCES, INC. AND SUBSIDIARY
                               THE BERKSHIRE BANK

                                           Pro Forma Condensed Combined
                                       Consolidated Statement of Operations

                                   (Dollars in Thousands, Except Per Share Data)
                                                   (unaudited)

                                                          For The Year Ended
                                                     October 31, 1996 December 31, 1996
                                                       Cooper Life          The          Pro Forma       Pro Forma
                                                      Sciences, Inc.  Berkshire Bank    Adjustments     (Unaudited)

                                                    ----------------------------------------------------------------
Interest income, net                                         $     22           $ 4,849     $(1,258)        $ 3,613
Interest expense                                                  138             2,425          --           2,563
                                                             --------           -------     -------        --------
Net interest income                                              (116)            2,424      (1,258)          1,050
Provision for loan losses                                          --                70          --              70
                                                             --------           -------     -------        --------
Net interest income after provision
 for loan losses                                                 (116)            2,354      (1,258)            980
                                                             ---------          -------     -------        --------
Non-interest income:

  Fees and other income                                            --               325          --             325
  Net gain on sales of securities                                 722                10          --             732
                                                             --------           -------     -------        --------
Total non-interest income                                         722               335          --           1,057
                                                             --------           -------     -------        --------
Non-interest expense:
  General and administrative                                      809             1,998          --           2,807
  Amortization of goodwill                                         --                --         754             754
  Other                                                         2,096               565          --           2,661
                                                             --------           -------     -------        --------
Total non-interest expense                                      2,905             2,563         754           6,222
                                                             --------           -------     -------        --------
Income (loss) before income tax
expense                                                        (2,299)              126      (2,012)         (4,185)

Income tax expense                                                 --                --          --              --
                                                             --------           -------     -------        --------
Net (loss) income                                            $ (2,299)          $   126     $(2,012)       $ (4,185)
                                                             ========           =======     =======        ========


Net income per share:

  Primary                                                      $(1.05)                                      $(1.95)
                                                               ======                                       ======

  Diluted                                                      $(1.05)                                      $(1.95)
                                                               ======                                       ======

Weighted average number of
 shares outstanding                                             2,149                                        2,149
                                                               ======                                       ======



 See "Notes to Pro Forma Condensed Combined Consolidated Financial Statements."

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE B - (continued)

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARY
                             AND THE BERKSHIRE BANK

               Notes to Pro Forma Condensed Combined Consolidated
                        Financial Statements (Unaudited)

(1)

     The pro forma financial information presented has been prepared in conformity with generally accepted accounting principles ("GAAP") and prevailing practices within the financial services industry. Under GAAP, the assets and liabilities of the Bank will be combined with those of CLS at book value. In addition, the statements of operations for the Bank will be combined with those of CLS as of the earliest period presented. Certain reclassifications have been included in the pro forma financial statements to conform to CLS's presentation. CLS utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The unaudited condensed combined consolidated statements of operations for 1997 and 1996 combine CLS and the Bank at their respective year-end periods. The unaudited condensed combined consolidated statements of operations for the nine month period ended July 31, 1998 include the Bank for its nine month period ended September 30, 1998 to conform with the reporting period of CLS.

     Earnings per share calculations for the Bank (a non-public bank) for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 has not been presented because the presentation is not meaningful.

(2)

     The pro forma condensed combined consolidated balance sheets reflects the $25.2 million of cash used to purchase 2,396,600 shares of the outstanding Common Stock of the Bank and $15.1 million of goodwill which is being amortized over a twenty year period. Professional fees and other transaction costs, approximately $100,000, have been expensed as incurred as they have minimal effect on pro forma earnings per share. Interest income, net was reduced by $1.258 million (or 5% of $25.2 million) reflecting the decrease in available cash to earn interest or interest expense on pro forma borrowings. No other purchase accounting adjustments were made to the assets and liabilities of the Bank as of the acquisition date since there were no material differences between the fair values and carrying values on that date.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE C - COMMON STOCK TRANSACTIONS

     At October 31, 1997, the Company owned 2,127,533 shares of the common stock of TCC, (the "TCC Common Stock") and 1,166,520 shares of the common stock of Executone (the "Executone Common Stock"). As of October 31, 1998, all shares of TCC Common Stock and Executone Common Stock have been sold in open market transactions.

     The following is a summary of available-for-sale securities as of October 31, 1997:

                                                                        Gross
                                                                      Unrealized           Fair
(in thousands)                              1997      Cost           Gains (Loss)          Value
                                            ----     ------          -----------           -----
The Cooper Companies, Inc.
 Common Stock                                        $ 1,091           $34,424            $35,515
Executone Information
 Systems, Inc. Common Stock                            2,916              (364)             2,552
                                                     -------           -------            -------
                                                     $ 2,916           $34,060            $38,067
                                                     =======           =======            =======


     The Company recognized a loss of $252,000 on sales of Executone Common Stock during fiscal year 1998. The following is a summary of gross realized gains and gross realized losses on sales of TCC Common Stock for each of the three fiscal years ended October 31, 1998, 1997 and 1996:

                                    Gross                     Gross
                                    Realized                  Realized
                                    Gains                     Losses
                                    --------                  --------
(in thousands)
         1998                       $39,161                   $  --
         1997                       $16,845                   $  --
         1996                       $   772                   $  --


NOTE D - UNISTAR GAMING CORP. TRANSACTIONS

     On February 28, 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). As a result of the acquisition, approximately 27.5% of the outstanding Common Stock of UGC (the "UGC Common Stock") was owned by the Company, and approximately 72.5% of the UGC Common Stock was owned by the former stockholders of Unistar. Unistar holds an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. The shares of UGC Common Stock which are owned by the Company were purchased for approximately $5 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

     On December 19, 1995 (the "Closing Date"), pursuant to an Agreement and Plan of Merger, Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone"), acquired all of the issued and outstanding shares of UGC Common Stock, including all of the shares of UGC Common Stock owned by the Company, in exchange for 3,700,000 shares of Executone Common Stock (the "Executone Common Stock"), 250,000 shares of Executone Series A Preferred Stock (the "Executone Series A Preferred Stock") and 100,000 shares of Executone Series B Preferred Stock (the "Executone Series B Preferred Stock"), collectively (the "Executone Securities"). Each share of Executone Series A and Series B Preferred Stock has voting rights equal to a share of Executone Common Stock and will earn dividends equal to its proportionate share (18.5% for Series A and 31.5% for Series B) of 50% of UGC's net income. The Executone Series A and Series B Preferred Stock is redeemable at Executone's option for 4.925 million shares and 8.375 million shares, respectively, of Executone Common Stock, and is convertible at the holders'

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE D - (continued)

option, if certain revenue and profit parameters are met by UGC, for up to 4.925 million shares and 8.375 million shares, respectively, of Executone Common Stock. The Executone Series B Preferred Stock was subject to and has received the approval of Executone's shareholders for redemption or conversion into Executone Common Stock. There can be no assurance, however, that UGC will earn net income sufficient to pay dividends on the Executone Series A and Series B Preferred Stock (the "Executone Preferred Stock") or that UGC will meet the revenue and profit parameters necessary to enable the holders to convert the Executone Preferred Stock into Executone Common Stock.

     In exchange for its shares of UGC Common Stock, the Company received approximately 31.5% of the Executone Securities, comprised of a) 1,166,520 shares of Executone Common Stock, all of which have been sold in open market transactions, b) 78,819 shares of Executone Series A Preferred Stock, and c) 31,528 shares of Executone Series B Preferred Stock. The Company has fully reserved the carrying value of its shares of Executone Preferred Stock at October 31, 1998 and 1997 due to the uncertainties described in the preceding paragraph.

     In August 1997, a registration statement filed by Executone with the Securities and Exchange Commission covering the resale of all shares of the Executone Common Stock issued on the Closing Date plus all shares of Executone Common Stock issuable upon the conversion or redemption of the Executone Preferred Stock was declared effective.

     In August 1998, Executone announced that it intends to separate its UGC subsidiary by a distribution to the holders of Executone Common Stock of 85% of the outstanding shares of UGC Common Stock. The remaining 15% of UGC Common Stock will be issued to the holders of Executone Preferred Stock. In addition, the holders of Executone Preferred Stock will receive a UGC Preferred Stock (the "UGC Preferred Stock") in exchange for their Executone Preferred Stock. The UGC Preferred Stock converts into UGC Common Stock and will earn dividends on attainment of essentially the same milestones as the Executone Preferred Stock.

NOTE E - BANK BORROWINGS

     In August 1993, the Company borrowed $1,500,000 from a bank was repaid in full during 1996.

     In November 1993 the Company arranged a $500,000 line of credit facility with the bank. During 1996, the Company utilized $200,000 of the line of credit facility which was repaid in June 1996. The loan and line of credit facility bore interest at the bank's prime rate (8.25% at October 31, 1996) plus 1.5%.

     In February 1997, the Company terminated the line of credit facility.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE F - INCOME TAXES

     A reconciliation of the provision for income taxes for the years ended October 31, 1998, 1997 and 1996 and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations follows:

                                                1998                       1997                     1996
                                            ------------               -----------               ----------
Computed expected provision
 (benefit) for income taxes                 $     14,420               $ 5,884,000               $  (787,000)
Utilization of loss
 carryforwards and credits                    (9,132,000)               (5,884,000)                     --
Changes in valuation
 allowance                                      (721,000)                     --                     787,000
Alternative minimum taxes
 and other                                      (994,000)                  100,000                      --
                                            ------------               -----------               -----------
Actual provision for
 income taxes                               $  3,573,000               $   100,000               $     -0-
                                            ============               ===========               ===========


     The tax effect of the principal temporary differences at October 31, 1998 and 1997 are as follows:


                                                                  1998                       1997
                                                              ------------               ------------
Deferred tax assets
  Net operating loss carryforwards                            $       --                 $  6,616,000
  Credit carryforwards                                                --                    2,242,000
  Unrealized loss on Executone
   Preferred Stock                                                 925,000                    925,000
  Accruals not currently deductible
   for tax purposes                                                   --                      339,000
                                                              ------------               ------------
                                                                   925,000                 10,122,000
 Less valuation allowance                                             --                     (721,000)
                                                              ------------               ------------
                                                                   925,000                  9,401,000
Deferred tax liabilities
 Unrealized gain on marketable securities                             --                  (11,101,000)
                                                              ------------               ------------

  Net deferred tax asset (liability)                          $    925,000               $ (1,700,000)
                                                              ============               ============


     The valuation allowance on the deferred tax asset was eliminated in 1998, reflecting the realization of all of the remaining net operating loss carryforwards as a result of the taxable gains on the sale of TCC Common Stock owned by the Company during the year. Prior to November 1, 1997, a portion of the net deferred tax asset was fully reserved due to the uncertainty of realization.

NOTE G - ESTIMATED TAX LIABILITIES

     The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. In 1998, after reviewing certain documents related to the tax examinations which were provided by TCC, and after consulting with its tax advisors, the Company recorded a charge of $150,000 and $149,000 in 1998 and 1997, respectively, to increase the Company's accrual for interest charges related to potential assessments.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE H - STOCK PLANS

     During October 1991, the Board of Directors of the Company adopted a Stock Option Plan for Non-Employee Directors (the "Stock Option Plan for Non-Employee Directors") and a 1991 Stock Incentive Plan (the "1991 Stock Incentive Plan"). A brief description of each plan is as follows:

1.   Stock Option Plan for Non-Employee Directors

     Up to 25,000 shares of common stock may be issued pursuant to the Stock Option Plan for Non-Employee Directors (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). The Stock Option Plan for Non-Employee Directors provides that each director of the Company who is not an employee of the Company or any subsidiary (and who has not been an employee for at least one year prior to the date of grant) shall be automatically granted an option to purchase up to 500 shares of common stock of the Company on the date of each annual meeting of stockholders at which he or she is elected as a director of the Company. Only nonqualified options may be granted under the Stock Option Plan for Non-Employee Directors, and the option exercise price shall be equal to the fair market value of a share of common stock of the Company on the date of the grant, and the options granted become exercisable six months after issuance. At January 15, 1999, options to acquire 3,500 shares of common stock have been granted under this plan and 21,000 options are available for future grants.

2.   1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 300,000 shares of common stock of the Company may be issued pursuant to the 1991 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers and other key employees of the Company or any subsidiary are eligible to receive awards under the 1991 Stock Incentive Plan. The option exercise price of all options which are granted under the 1991 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At January 15, 1999, options to acquire 165,000 shares of common stock have been granted under this plan and 129,918 options are available for future grants.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE H - (continued)

            A summary of the activity with respect to these plans is as follows:

                                  1998                             1997                         1996
                         ------------------------------        -----------------------       -----------------------
                                               Weighted                       Weighted                      Weighted
                                                Average                        Average                       Average
                                               Exercise                       Exercise                      Exercise
                                  Shares          Price         Shares           Price       Shares            Price
                         -------------------------------------------------------------------------------------------
Outstanding at
beginning
of year                          168,500         $ 7.28         182,500           $7.28       183,000          $7.28
Granted                               --                          1,500           14.25            --
Cancelled                             --                             --                          (500)          6.75
Exercised                             --                        (15,500)           6.99            --
                         -------------------------------------------------------------------------------------------
Outstanding at
end of year                      168,500         $ 7.37         168,500          $ 7.37       182,500         $ 7.28
                         ===========================================================================================
Exercisable at
end of year                      168,500         $ 7.37         168,500          $ 7.37       182,500         $ 7.28
                         ===========================================================================================
Weighted average
fair value of
options granted
during the year                                                                  $ 4.48                       $ 3.45
                         ===========================================================================================

The following information applies to options outstanding at October 31, 1998:

Range of exercise prices                                               $7.00 - $15.00
Weighted average exercise price                                        $7.37
Weighted average remaining contractual life                             1.5 years

     The Company's stock option plan has been accounted for under APB Opinion 25, and related interpretations. No compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based upon fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below.

                                                                                    October 31,
                                                                                1998          1997
                                                                               --------------------
Net income ($000)                                    As Reported:              $37,627      $16,710
                                                     Pro forma:                 37,627       16,703

Basic earnings per share                             As Reported:                17.70         7.45
                                                     Pro forma:                  17.70         7.45

Diluted earnings per share                           As Reported:                16.66         7.45
                                                     Pro forma:                  16.66         7.45

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, expected volatility of 25%, risk-free interest of 6.0%, and expected lives of 5 years.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE H - (continued)

3.   Warrants

     In 1993, the Company granted two stockholders a five-year warrant (the "1993 Warrants") to purchase up to 25,000 shares of common stock of the Company at a purchase price of $6.00 per share and registration rights, at the Company's expense, with respect to these shares.

     In February 1996, to raise cash, the Company induced the exercise of the 1993 Warrants by offering a reduction in the purchase price from $6.00 per share to $5.375 per share. On April 2, 1996, the 1993 Warrants were exercised to purchase 50,000 shares of the Company's Common Stock at the reduced purchase price of $5.375 per share, or $268,750, in cash. The Company recorded compensation expense of $31,250 to reflect the difference between the original and reduced per share price of the 1993 Warrants.

NOTE I - EMPLOYEE BENEFIT PLANS

     In April 1985, the Company adopted its Retirement Income Plan (the "Retirement Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. Benefits were based upon a combination of employee compensation and years of service. The Company paid the entire cost of the plan for its employees and funded such costs as they accrued. The Company's funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equities, including shares of common stock of the Company and TCC, and equity and fixed income mutual funds.

     Benefit accruals have been frozen as of September 15, 1988, resulting in a plan curtailment. As a result of such curtailment, the Company will not accrue benefits for future services; however, the Company will continue to contribute as necessary for any unfunded liabilities.

     Assumptions used in the accounting were:

                                                           1998              1997
                                                           ----              ----
         Discount rates - liability                        7.50%             7.50%
         Long-term rate of return - assets                 8.50              8.50


     A summary of the components of net periodic pension cost for 1998, 1997 and 1996 is as follows:

                                                                1998             1997              1996
                                                               ------           ------            ------
         Service cost - benefits earned
          during the period                                   $   -            $   -             $   -
         Interest cost on projected
          benefit obligation                                     87,435          86,342            89,319
         Actual return on plan assets                          (125,061)        (94,636)          (88,760)
         Net amortization and deferral                            2,368          24,204            21,561
                                                               --------        --------          --------
         Net pension cost of defined
          benefit plans                                       $ (35,258)       $ 15,910          $ 22,120
                                                              =========        =========         ========

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                         October 31, 1998, 1997 and 1996

NOTE I - (continued)

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at October 31, 1998 and 1997:

                                                                 1998                        1997
                                                              ----------                  ----------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                                    $ 1,202,396                $ 1,216,635
                                                              ===========                ===========
    Projected benefit obligations                             $(1,202,396)               $(1,216,635)
    Fair value of plan assets                                   1,704,000                  1,519,734
                                                              -----------                -----------
    Lesser of projected benefit
     obligation over fair value
     of plan assets                                               501,604                    303,099
    Unrecognized net loss                                          29,357                    189,718
    Adjustment required to recognize
      minimum liability                                                 0                          0
                                                              -----------                -----------
    Prepaid pension cost                                      $   530,961                $   492,817
                                                              ===========                ===========

NOTE J - COMMITMENTS AND CONTINGENCIES

1.   Leases and Other Commitments

     The Company has no significant annual rental obligations under noncancellable operating leases in force at October 31, 1998. Rental expense amounted to approximately $18,000 in 1998 and 1997 and was paid to a company affiliated with a director of the Company.

SCHEDULE II

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                              (Dollars In Thousands)

         Column A                   Column B                           Column C                  Column D         Column E
         --------                   --------                           --------                  --------         --------

                                                                  Additions
                                                                 ----------
                                                                (1)      (2)

                                                                               Charged to
                                    Balance at                Charged to          other          Deduc-             Balance at
                                    beginning                 costs and        accounts -        tions -            end of
         Description                of period                 expenses          describe         describe           period
         -----------                ---------                 ----------       -----------       --------
Allowance for doubtful
 accounts - Due from
 Second Advantage Corp.
 at October 31, 1998                $   63                    $                $                 $   63 (B)       $     -0-
                                     --------                  ---------        -------           ------           ---------


Allowance for doubtful
 accounts - Due from
 Second Advantage Corp.
 at October 31, 1997                $  194                    $                $    62 (A)       $   69 (B)       $      63
                                     --------                  ---------        -------           ------           ---------


(A) Write-off of account receivable
(B) Recovery of bad debt

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                                     PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:

Name                                Age     Position(s)
----                                ---     ----------------------------
William L. Cohen                    57      Director
Moses Marx                          63      Director
Steven Rosenberg                    50      Acting President, Vice President; Director
Harold L. Schneider                 56      Secretary
Randolph B. Stockwell               52      Director


     Mr. Cohen was elected a director in July 1993. Mr. Cohen is President, Chief Executive Officer and Chairman of the Board of Andover Togs, Inc., an apparel manufacturing company, positions he has held for more than the past five years.

     Mr. Marx was elected a director in May 1995. Mr. Marx has been a general partner in United Equities Company (a securities brokerage firm) since 1954 and a general partner in United Equities Commodities Company (a commodities brokerage firm) since 1972. He is also President of Momar Corp. (an investment company). Mr. Marx is a director of The Cooper Companies, Inc. (a developer and manufacturer of healthcare products).

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

     There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

ITEM 11. Executive Compensation

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended October 31, 1996, 1997 and 1998, to Mr. Steven Rosenberg, its Acting President and principal executive officer. Mr. Rosenberg was the only officer of the Company during the fiscal year ended October 31, 1998.

                           Summary Compensation Table

                                                        Annual
                                                        ------
                                                        Compensation
                                                        ------------

Name and Principal Position
---------------------------
                                                 Year   Salary ($)
                                                 ----   ------
Steven Rosenberg, Acting                         1998   90,000
President, Vice President and                    1997   90,000
Chief Financial Officer                          1996   90,000


     No options were granted in the fiscal year ended October 31, 1998 to Mr. Rosenberg.

     The following table sets forth information concerning options exercised by Mr. Rosenberg during the fiscal year ended October 31, 1998, and the number of options owned by Mr. Rosenberg and the value of any in-the-money unexercised options as of October 31, 1998.

                                          Aggregated Option Exercises *
                                         And Fiscal Year-End Option Values
                                         ---------------------------------
                         Number of Securities                        Value of Unexercised
                         Underlying Unexercised                      In-The-Money Options
                         Options at October 31, 1998                 at October 31, 1999 (1)
                         ---------------------------                 -----------------------
Name                     Exercisable   Unexercisable                 Exercisable    Unexercisable
----                     -----------   -------------                 -----------    -------------
Steven Rosenberg           15,000        0                           $ 333,750        0


* No options were exercised in the fiscal year ended October 31, 1998 by Mr. Rosenberg.

-------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on October 31, 1998 was $32.00 per share.

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

1991 Stock Incentive Plan

     The 1991 Stock Incentive Plan permits the granting of awards in the forms of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 300,000 shares of common stock of the Company may be issued pursuant to the 1991 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers and other key employees of the Company or any subsidiary are eligible to receive awards under the 1991 Stock Incentive

Plan. The option exercise price of all options which are granted under the 1991 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At January 15, 1999, options to acquire 165,000 shares of common stock have been granted under this plan and 129,918 options are available for future grant.

Stock Option Plan for Non-Employee Directors

     Up to 25,000 shares of common stock may be issued pursuant to the Stock Option Plan for Non-Employee Directors (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). The Stock Option Plan for Non-Employee Directors provides that each director of the Company who is not an employee of the Company or any subsidiary (and who has not been an employee for at least one year prior to the date of grant) shall be automatically granted an option to purchase up to 500 shares of common stock of the Company on the date of each annual meeting of stockholders at which he or she is elected as a director of the Company. Only nonqualified options may be granted under the Stock Option Plan for Non-Employee Directors, and the option exercise price shall be equal to the fair market value of a share of common stock of the Company on the date of the grant, and the options granted become exercisable six months after issuance. At January 15, 1999, options to acquire 3,500 shares of common stock have been granted under this plan and 21,000 options are available for future grant.

ITEM 12. Securities Held by Management

     The following table sets forth certain information as of January 15, 1999 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Steven Rosenberg, the Company's only executive officer, and (iii) all executive officers and directors as a group.

                                                               Number of                          Percent
                                                                Shares                            of Class
                                                               -----------                        --------
William Cohen                                                      1,500(1)                        *

Moses Marx                                                     1,206,120(2)                       56.7%
160 Broadway, New York, NY 10038

Steven Rosenberg                                                  20,082(3)                        *

Randolph B. Stockwell                                              7,000(4)                        *

All executive officers and directors
  as a group (4 persons)                                       1,234,702(5)                       58.1%
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

     Not Applicable







                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report:

     (i)  Financial Statements

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of October 31, 1998 and 1997
     Consolidated Statements of Operations for the Years Ended October 31,
      1998, 1997 and 1996
     Consolidated Statements of Stockholders' Equity for the Years Ended
      October 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the Years Ended October 31, 1998,
      1997 and 1996
     Notes to Consolidated Financial Statements

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

Exhibit
Number            Description
-------           -----------
21.      Subsidiaries of the Company.
27.      Financial Data Schedules

         (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of its fiscal year ended October 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COOPER LIFE SCIENCES, INC.

                                               By:  /s/  Steven Rosenberg
                                                    ---------------------
                                                         Steven Rosenberg

                                               Acting President, Vice President
                                                   (Chief Executive Officer)

                                               Date:      January 25, 1999
                                                    ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
                                                     Acting President,
                                                     Vice President (Chief
                                                     Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);

/s/  Steven Rosenberg                                Director                                    January 25, 1999
---------------------
     Steven Rosenberg

/s/  William Cohen                                   Director                                    January 25, 1999
------------------
     William Cohen

/s/  Moses Marx                                      Director                                    January 25, 1999
---------------
     Moses Marx

/s/ Randolph B. Stockwell                            Director                                    January 25, 1999
--------------------------
    Randolph B. Stockwell