Form 10-Q
period 1999-01-31
COOPER LIFE SCIENCES INC
filed 1999-03-25
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1999
                                ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number:  0-13649
                         -------

                           COOPER LIFE SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              94-2563513
--------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                  10038
--------------------------------                  ------------------
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

         As of March 22, 1999, there were 2,126,265 outstanding shares of the issuers Common Stock, $.10 par value.

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  January 31, 1999 and October 31, 1998                    3

                  Consolidated Statements of Income
                  For The Three Months Ended
                  January 31, 1999 and 1998                                4

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended
                  January 31, 1999 and 1998                                5

                  Notes to Consolidated Financial Statements               6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           12

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        36

Signature                                                                 37

Index of Exhibits

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                        JANUARY 31,        OCTOBER 31,
                                                                           1999                1998
                                                                        --------------------------------

ASSETS
Cash and due from banks                                                  $   1,870           $      58
Interest bearing deposits                                                   41,043              65,200
Federal funds sold                                                          18,750                  --
                                                                         ---------           ---------
Total cash and cash equivalents                                             61,663              65,258
Investment Securities:
 Available-for-sale                                                         46,648                  --
 Held-to-maturity                                                            9,642                  --
                                                                         ---------           ---------
Total investment securities                                                 56,290                  --
Loans, net of unearned income                                               41,603                  --
Loans held for sale                                                            782                  --
 Less: allowance for loan losses                                              (797)                 --
                                                                         ---------           ---------
Net loans                                                                   41,588                  --
Accrued interest receivable                                                  1,062                  --
Premises and equipment, net                                                    331                  --
Deferred taxes                                                                 925                 925
Prepaid expenses and other                                                   1,198                 647
Goodwill, net of amortization of $61                                        14,502                  --
                                                                         ---------           ---------
Total assets                                                             $ 177,559           $  66,830
                                                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

 Non-interest bearing                                                    $  21,422                  --
 Interest bearing                                                           86,305                  --
                                                                         ---------           ---------
Total deposits                                                             107,727                  --
Securities sold under agreements to repurchase                               1,500                  --
Accrued interest payable                                                       225                  --
Accrued expenses and accounts payable                                        1,696               1,185
Income taxes payable                                                           474                 179
                                                                         ---------           ---------
Total liabilities                                                          111,622               1,364
                                                                         ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                              --                  --
  6,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 6,000,000 shares
  Issued      -- 2,566,095 shares
  Outstanding --
   January 31, 1999, 2,126,265 shares
   October 31, 1998, 2,126,265 shares                                          256                 256
Additional paid-in capital                                                  78,546              78,546
Accumulated other comprehensive income, net                                     40                  --
Accumulated deficit                                                        (10,132)            (10,563)
Less: Common stock in treasury - at cost:
 January 31, 1999, 439,830 shares
 October 31, 1998, 439,830 shares
                                                                            (2,773)             (2,773)
                                                                         ---------           ---------
Total stockholders' equity                                                  65,937              65,466
                                                                         ---------           ---------
                                                                         $ 177,559           $  66,830
                                                                         =========           =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
                                                  ------------------------------
                                                     1999                   1998
                                                   --------               ------

Interest income                                    $  1,296             $    610
Interest expense                                        262                   --
                                                   --------             --------
Net interest income                                   1,034                  610
Provision for loan losses                                 5                   --
                                                   --------             --------
Net interest income after
 provision for loan losses                            1,029                  610
                                                   --------             --------
Other income:
 Investment securities (losses) gains                   (12)              38,926
 Other income                                           235                   --
                                                   --------             --------
Total other income                                      223               38,926
                                                   --------             --------
Other expense:
 General and administrative                             277                  142
 Amortization of goodwill                                61                   --
 Other                                                  105                   --
                                                   --------             --------
Total non-interest expense                              443                  142
                                                   --------             --------
Income before provision for taxes                       809               39,394
Provision for income taxes                              378                3,319
                                                   --------             --------
Net income                                         $    431             $ 36,075
                                                   ========             ========
Net income per share:
 Basic                                             $    .20             $  16.97
                                                   ========             ========
 Diluted                                           $    .19             $  16.01
                                                   ========             ========
Weighted average number of
 shares outstanding
  Basic                                               2,126                2,126
                                                   ========             ========
  Diluted                                             2,259                2,253
                                                   ========             ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                                1999           1998
                                                                ----           ----

  Cash flows from operating activities:
Net income                                                  $    431       $ 36,075
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:

Loss (gain) on investment securities                              12        (38,926)
(Increase) in deferred taxes                                      --         (2,619)
Depreciation and amortization                                     80             --
Provision for loan losses                                          5             --

  Changes in assets and liabilities:

 (Increase) in accrued interest receivable                      (312)            --
 (Increase) decrease in prepaid expenses and other              (258)            27
 Increase in accounts payable, other accrued
  expenses, liabilities and income taxes payable               2,218          4,104
                                                            --------       --------
 Net cash provided by (used in) operating activities           2,176         (1,339)
                                                            --------       --------

  Cash flows from investing activities:

Investment in The Berkshire Bank                             (25,164)            --
Proceeds from sales of The Cooper Companies,
 Inc. and Executone Information Systems, Inc.
 common stock                                                     --         44,064
Net decrease in interest bearing deposits with banks              50             --
Net decrease in federal funds sold                             3,689             --
Investment securities available for sale
 Purchases                                                    (4,449)            --
 Proceeds from sales and redemptions                           2,334             --
Net increase in loans                                         (1,868)            --
Net increase in loans held for sale                             (654)            --
Acquisition of premises and equipment                            (34)            --
                                                            --------       --------
Net cash provided by (used in) investing activities          (26,096)        44,064
                                                            --------       --------

  Cash flows from financing activities:

Net increase in non interest bearing deposits                    335             --
Net increase in interest bearing deposits                      1,240             --
                                                             -------       --------
Net cash provided by financing activities                      1,575             --
                                                             -------       --------

  Net increase (decrease) in cash                            (22,345)        42,725
  Cash - beginning of period                                  65,258         25,887
                                                            --------       --------
  Cash - end of period                                      $ 42,913       $ 68,612
                                                            ========       ========
Supplemental cash flow information:

  Cash used to pay interest                                 $    262       $     --
  Cash used to pay taxes                                    $     73       $    133




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998

FORWARD-LOOKING STATEMENTS.

         Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those expressed or implied due to: major changes in business conditions and the economy, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, loss of key senior management, major disruptions in the operations of the Company's banking facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue, acquisition integration costs, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, litigation costs, and other items discussed throughout this Quarterly Report on Form 10-Q.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998

NOTE 1. GENERAL

         Cooper Life Sciences, Inc., a Delaware corporation (the "Company"), was not engaged in any business operations during the fiscal year ended October 31, 1998. On August 6, 1998, the Company, through its wholly-owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank"), a New York state-chartered commercial bank. (See Note 2 of Notes to Consolidated Financial Statements).

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

         As bank holding companies, the Company and GAFG are subject to extensive regulation by the Federal Reserve and the Berkshire Bank remains subject to extensive regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Superintendent of Banks of the State of New York.

         During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1998 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

         The Company utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The financial information presented herein combines the Company and the Bank with the Bank's results presented to coincide with the reporting period of the Company.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of January 31, 1999 and October 31, 1998 and the consolidated results of its operations for the three month periods ended January 31, 1999 and 1998, and its consolidated cash flows for the three month periods ended January 31, 1999 and 1998.

NOTE 2. -  ACQUISITION OF THE BERKSHIRE BANK

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), purchased 2,396,600 shares, or approximately 99%, of the outstanding shares of Common Stock (the "Shares") of the Bank, a privately-owned New York State chartered commercial bank. The Shares were acquired for a purchase price of $10.50 per share, net to the seller in cash, upon the terms and conditions set forth in an Offer to Purchase dated August 6, 1998, and in the related Letter of Transmittal (collectively, the "Offer"). The total amount of funds required by GAFG to purchase the Shares was approximately $25.2 million. Such funds were obtained by GAFG from the Company's cash on hand. The purchase of the Shares pursuant to the Offer was subject to

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998

receipt of the approval of the New York State Banking Board and the approval of the Federal Reserve Board. Said approvals have been received by CLS and GAFG. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Berkshire Bank have been included in the consolidated statements of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregated fair value of $119,429,000 and assumed deposits and other liabilities of $108,760,000.

         The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank operates from two deposit-taking offices. Its main office, in Manhattan, is located on the upper floors of a high rise office building and does not offer a customary retail banking presence. Instead, it provides personal, face to face banking services for professionals and other normally high-balance depositors. In addition, in 1995, the Bank opened a branch in Brooklyn which provides it with a customary retail banking office.

         The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

NOTE 3. -  COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130 "Comprehensive Income." SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Comprehensive income was $453,000 for the three months ended January 31, 1999. There were no transactions for the three months ended January 31, 1998 which would generate other comprehensive income.

NOTE 4. -  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         Loans receivable, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998

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

         The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. As of January 31, 1999, the Company did not have any non accrual or impaired loans.

         The following table summarizes loan balances (including loans held for sale) by category as of January 31, 1999 (in thousands):


                                                        JANUARY 31, 1999
                                                        ----------------
                                                                     % OF
                                                      AMOUNT         TOTAL
                                                      ------         -----

Commercial and professional loans                   $  4,389         10.3%
Secured by real estate                                34,718         81.9
Personal                                               1,894          4.5
Other                                                  1,384          3.3
                                                    --------        -----
Total loans                                           42,385        100.0%
                                                                    =====
Less:
 Allowance for loan losses                              (797)
                                                    --------
Loans, net                                          $ 41,588
                                                    ========



NOTE 5. - DEPOSITS

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

                   COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1999 AND 1998

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of January 31, 1999 (in thousands):


                                                        JANUARY 31,
                                                            1999
                                                        -----------

3 months or less                                          $  21,115
Over 3 months but within
6 months                                                      3,162
Over 6 months but within
12 months                                                     2,876
Over 12 months                                                1,744
                                                          ---------
Total                                                     $  28,897
                                                          =========

NOTE 6. - SECURITIES

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at January 31, 1999 (dollars in thousands):


                                     Weighted                                    Gross           Gross
                                      Average                                 Unrealized       Unrealized       Fair
                                       Yield                    Cost             Gains           Losses         Value
                                   ------------               ---------       ----------      -----------      --------

AVAILABLE-FOR-SALE
 U.S. Government
 Agency Obligations
Due within one year                           --%             $      --        $     --        $      --       $     --

Due after one year
 through five years                         5.69                 16,003              13               (9)        16,007
Due after five years
 through ten years                          5.84                 14,243              18              (16)        14,245
Due after ten years                         5.84                 14,233              13              (27)        14,219
                                                              ---------        --------        ---------       --------
                                                                 44,479              44              (52)        44,471
   Corporate Notes
Due within one year                           --                     --              --               --             --
Due after one year
 through five years                        11.41                    984              21             (112)           893
Due after five years
 through ten years                         11.13                    587              19              (65)           541
Due after ten years                         7.20                    200               8               --            208
                                                              ---------        --------        ---------       --------
                                                                  1,771              48             (177)         1,642
                                                              ---------        --------        ---------       --------
Federal Home Loan Bank Stock                7.27                    535              --               --            535
                                                              ---------        --------        ---------       --------
                                                                 46,785              92             (229)        46,648
                                                              =========        ========        =========       ========
HELD-TO-MATURITY
 U.S. Government
 Agency Obligations
Due within one year                         3.83%             $   6,597        $     --        $     (13)      $  6,584

Due after one year
 through five years                         5.72                    246              --               --            246
Due after five years
 through ten years                          6.63                    155              --               --            155
Due after ten years                         6.08                    399               3               --            402
                                                              ---------        --------        ---------       --------
                                                                  7,397               3              (13)         7,387
                                                              ---------        --------        ---------       --------
 Corporate Notes
Due within one year                         4.42                  1,750              --               (2)          1,748
Due after one year
 through five years                         5.00                    495              --               --            495
Due after five years
 through ten years                            --                     --              --               --             --
Due after ten years                           --                     --              --               --             --
                                                              ---------        --------        ---------       --------
                                                                  2,245              --              (27)         2,243
                                                              ---------        --------        ---------       --------
                                                                  9,642               3              (15)         9,630
                                                              =========        ========        =========       ========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Cooper Life Sciences, Inc. and subsidiaries (the "Company") for the quarter ended January 31, 1999 and 1998. References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein. Historical discussion and analysis is not presented because it is not meaningful.


         The unaudited proforma combined consolidated financial information set forth in the following tables is presented for informational purposes only and is not necessarily indicative of the combined financial position or results of operations that would have occurred had the acquisition of The Berkshire Bank been consummated on October 31, 1998 or at the beginning of the periods indicated. The Company utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The consolidated financial information presented herein combines the financial information of the Company as of its fiscal year end and the Bank as of the twelve months ending September 30. For the period January 31, 1999 and 1998, the Bank's financial information was prepared as of and for the three months ended December 31, 1998 and 1997 and combined with the Company's financial information as of and for the three months ended January 31, 1999 and 1998.

         COOPER LIFE SCIENCES, INC. AND SUBSIDIARIES - PROFORMA SELECTED
                           CONSOLIDATED FINANCIAL DATA

         The following sets forth a comparison of selected financial data which reflects the balances and results of operations on an unaudited proforma consolidated basis as if the acquisition of The Berkshire Bank had become effective on October 31, 1998, 1997 and 1996, in the case of balance sheet information presented, and at the beginning of the periods indicated, in the case of operations information presented. Period end amounts have been utilized to calculate performance ratios (dollars in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED                TWELVE MONTHS ENDED
                                                                        JANUARY 31,                       OCTOBER 31,
                                                                  ------------------------     ----------------------------------
                                                                       1999          1998         1998         1997        1996
                                                                  ---------     ---------      ---------     --------   ---------

EARNINGS SUMMARY:

Interest income                                                   $   2,251     $   2,086      $   9,392     $  6,076   $   4,617
Interest expense                                                        824           871          3,642        3,836       4,292
                                                                  ---------     ---------      ---------     --------   ---------
Net interest income                                                   1,427         1,215          5,750        2,240         325
Provision for possible loan losses                                       15            15             60           60         455
                                                                  ---------     ---------      ---------     --------   ---------
Net interest income after provision for possible loan losses          1,412         1,200          5,690        2,180        (130)
Other income (loss)                                                     208        39,013         39,311       17,336      (1,023)
Other expenses                                                          972         1,011          4,474        4,214       4,195
                                                                  ---------     ---------      ---------     --------   ---------
Income (loss) before income taxes and extraordinary items               648        39,202         40,527       15,302      (5,348)
Income taxes                                                            305         3,316          3,258          145          14
                                                                  ---------     ---------      ---------     --------   ---------
Income (loss) before extraordinary items                                343        35,886         37,269       15,157      (5,362)
Extraordinary items                                                      --            --            150           --          --
                                                                  ---------     ---------      ---------     --------   ---------
Net income (loss)                                                 $     343     $  35,886      $  37,119     $ 15,157   $  (5,362)
                                                                  =========     =========      =========     ========   =========

PER SHARE DATA:

Weighted average common shares outstanding- basic                     2,126         2,126          2,126        2,147       2,149
Weighted average common shares outstanding- diluted                   2,259         2,253          2,258        2,244       2,149
Net income per common share- basic                                $     .16     $   16.85      $   17.46     $   7.06   $   (2.50)
Net income per common share- diluted                              $     .15     $   15.93      $   16.44     $   6.75   $   (2.43)
Dividends paid per common share                                          --            --      $     .72           --          --
Balance Sheet Summary:

Investment securities                                             $  54,156     $  40,902      $  50,785     $ 75,696   $  70,000
Cash and cash equivalents                                            64,800        66,410         47,472       18,816       8,800
Loans, net                                                           39,071        36,338         38,994       36,992      24,380
Allowance for loan losses                                              (791)         (741)          (803)        (723)       (824)
Total assets                                                        176,175       175,668        155,388      152,961     118,953
Deposits                                                            106,152       103,495         86,232       89,469      61,581
Stockholder's equity                                              $  65,849     $  65,277      $  64,958     $ 60,176   $  30,064
PERFORMANCE RATIOS:

Return on average assets                                                .75%        81.71%         23.89%        9.91%      (4.51)%
Return on average equity                                               2.08        219.90          57.14        25.19      (17.84)
Average equity to average assets                                      37.38         37.16          41.80        39.34       25.27
Net Interest Margin                                                    3.77          3.34           3.95         2.34         .45

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Bank have been included in the consolidated statements of income from the date of acquisition.

         Prior to the acquisition of the Bank, the Company was not engaged in any business operations. Therefore, the comparison of the results of operations for the three months ended January 31, 1999 to the three months ended January 31, 1998 (a period when the Company was not engaged in any business operations) is not meaningful.

NET INCOME

         The Company's net income for the three months ended January 31, 1999, including the results of operations of the Bank from January 4, 1999, the date of the acquisition, was $431,000, or $.19 per diluted share. For the three months ended January 31, 1998, the Company's net income was $36,075,000, or $16.01 per diluted share, including the pre tax gain of $38,926,000, or $17.00 per diluted share, from the sale of investment securities.

NET INTEREST INCOME

         The largest source of operating revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the amount of interest-earning assets that the Bank can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Bank designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

         Net interest income amounted to $1,034,000 and $610,000 for the three months ended January 31, 1999 and 1998, respectively. The increase in net interest income of $424,000 was due to the higher level of funds invested.

         The following table sets forth, for the periods indicated, information regarding the Company's (i) total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields; (ii) total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest earning liabilities (in thousands):



                                                                  PROFORMA
                                                                (UNAUDITED)
                                                       THREE MONTHS ENDED JANUARY 31,
                                        -----------------------------------------------------------------------------------------
                                                              1999                                        1998
                                        ----------------------------------------        -----------------------------------------


                                                      INTEREST           AVERAGE                      INTEREST            AVERAGE
                                        AVERAGE         AND               YIELD/         AVERAGE         AND               YIELD/
                                        BALANCE      DIVIDENDS             RATE          BALANCE      DIVIDENDS            RATE
                                        -------      ---------             ----          -------      ---------            ----

INTEREST-EARNING ASSETS:

Loans (1)                               $ 40,412      $   813               8.04%       $ 37,457       $   826              8.82%
Investment securities                     48,620          695               5.72          38,525           564              5.86
Other (2)(5)                              62,179          743               4.78          69,583           696              4.00
                                        --------      -------              -----        --------       -------            -------
Total interest-earning assets            151,211        2,251               5.95         145,565         2,086              5.73
                                                                           -----                                          -------
Noninterest-earning assets                19,253                                          18,510
                                        --------                                        --------
Total Assets                            $170,464                                        $164,075
                                        ========                                        ========

INTEREST-BEARING LIABILITIES:

Interest bearing deposits                 48,481          387               3.19          54,483           545              4.00
Time deposits                             33,169          414               4.99          24,439           326              5.33
Fed Funds Purchased and other
 borrowings                                1,500           23               6.13
                                        --------      -------              -----        --------       -------            -------
Total interest-bearing
 liabilities                              83,150          824               3.96          78,922           871              4.41
                                                      -------                                          -------            -------
Demand deposits                           18,790                                          14,984
Noninterest-bearing liabilities            2,930                                           6,451
Stockholders' equity (5)                  65,594                                          63,718
                                        --------                                        --------

Total liabilities and
 stockholders' equity                   $170,464                                        $164,075
                                        ========                                        ========

Net interest income                                   $ 1,427                                          $ 1,215
                                                      =======                                          =======

Interest-rate spread (3)                                                    1.99%                                            1.32%
                                                                           =====                                          =======

Net interest margin (4)                                                     3.77%                                            3.34%
                                                                           =====                                          =======

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                        1.82%                                           1.84%
                                        ========                                        ========

----------------------
(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Cooper Life Sciences have been calculated on a monthly basis.

         The following table sets forth, for the periods indicated, information regarding the Company's (i) total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields; (ii) total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest earning liabilities (in thousands):


                                                                  Proforma
                                                                (Unaudited)
                                                      Twelve Months Ended October 31,
                          ------------------------------------------------------------------------------------------------------
                                              1998                                                 1997
                          --------------------------------------------           -----------------------------------------------


                                                      INTEREST          AVERAGE                        INTEREST          AVERAGE
                                        AVERAGE         AND              YIELD/         AVERAGE         AND              YIELD/
                                        BALANCE       DIVIDENDS           RATE          BALANCE        DIVIDENDS          RATE
                                        -------       ---------           ----          -------        ---------          ----

INTEREST-EARNING ASSETS:
Loans (1)                               $ 39,085      $ 3,325               8.51%       $ 31,081       $ 2,771              8.92%
Investment securities                     45,569        2,713               5.95          76,095         2,284              3.00
Other (2)(5)                              61,051        3,354               5.49          19,352         1,021              5.27
                                       ------------  --------------   ------------     ------------   -------------    -----------
Total interest-earning assets            145,705        9,392               6.45         126,528         6,076              4.80
                                                                      ------------                                     -----------
Noninterest-earning assets                18,222                                          16,556
                                       ------------                                    ------------
Total Assets                            $163,927                                        $143,084
                                       ============                                    ============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 58,273        2,320               3.98          39,234         1,442              3.67
Time deposits                             25,203        1,299               5.15          31,926         1,663              5.21
Fed Funds Purchased and other
 borrowings                                  382           23               6.02           8,151           731              8.97
                                       ------------  --------------   ------------     ------------   -------------    -----------
Total interest-bearing
 liabilities                              83,858        3,642               4.34          79,311         3,836              4.84
                                                     --------------                                   -------------    -----------
Demand deposits                           13,144                                           8,721
Noninterest-bearing liabilities            2,623                                             972
Stockholders' equity (5)                  64,302                                          54,080
                                       ------------                                    ------------

Total liabilities and
 stockholders' equity                   $163,927                                        $143,084
                                       ============                                    ============

Net interest income                                   $ 5,750                                          $ 2,240
                                                     ==============                                   =============

Interest-rate spread (3)                                                    2.11%                                           (.84)%
                                                                      ============                                     ===========

Net interest margin (4)                                                     3.95%                                           2.34%
                                                                      ============                                     ===========

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                      1.74%                                           1.59%
                                       ============                                    ============


----------------------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Cooper Life Sciences have been calculated on a monthly basis.

         The following table sets forth, for the periods indicated, information regarding the Company's (i) total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields; (ii) total dollar amount of interest expense on interest bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest earning liabilities (in thousands):


                                        PROFORMA
                                       (UNAUDITED)
                             TWELVE MONTHS ENDED OCTOBER 31,
                           -----------------------------------
                                          1996

                           -----------------------------------

                                                               INTEREST          AVERAGE
                                                 AVERAGE        AND               YIELD/
                                                 BALANCE       DIVIDENDS           RATE
                                                 -------       ---------           ----

INTEREST-EARNING ASSETS:
Loans (1)                                        $ 24,199      $ 2,018               8.34%
Investment securities                              69,350        2,083               3.00
Other (2)(5)                                        9,682          516               5.33
                                                ------------  --------------   ------------
Total interest-earning assets                     103,231        4,617               4.47
                                                                               ------------
Noninterest-earning assets                         15,647

                                                ------------
Total Assets                                     $118,878
                                                ============

INTEREST-BEARING LIABILITIES:

Interest bearing deposits                          30,609        1,109               3.62
Time deposits                                      23,073        1,158               5.02
Fed Funds Purchased and other borrowings           27,315        2,025               7.41
                                                ------------  --------------   ------------
Total interest-bearing
 liabilities                                       81,015        4,292               5.30
                                                              --------------   ------------
Demand deposits                                     5,572
Noninterest-bearing liabilities                     1,681
Stockholders' equity (5)                           30,610
                                                ------------

Total liabilities and
 stockholders' equity                            $118,878
                                                ============
Net interest income                                            $   325
                                                              ==============

Interest-rate spread (3)                                                             (.83)%
                                                                               ============

Net interest margin (4)                                                               .45%
                                                                               ============

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                               1.27%
                                                ============

----------------------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Cooper Life Sciences have been calculated on a monthly basis.

INTEREST RATE RISK

         Fluctuations in market interest rates can have a material effect on the Bank's net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, or with the same speed, as the rates paid by the Bank on its deposits.

         Most of the Bank's deposits are either interest-bearing demand deposits or short term certificates of deposit and other interest-bearing deposits with interest rates that fluctuate as market rates change. Management of the Bank seeks to reduce the risk of interest rate fluctuations by concentrating on loans and securities investments with either short terms to maturity or with adjustable rates or other features that cause yields to adjust based upon interest rate fluctuations. In addition, to cushion itself against the potential adverse effects of a substantial and sustained increase in market interest rates, the Bank has purchased off balance sheet interest rate cap contracts which generally provide that the Bank will be entitled to receive payments from the other party to the contract if interest rates exceed specified levels. These contracts are entered into with major financial institutions.

         The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of the forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's proforma interest rate repricing gaps for selected maturity periods at January 31, 1999:



                                                     PROFORMA INTEREST SENSITIVITY GAP AT JANUARY 31, 1999
                                                     ------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                    3 MONTHS         3 THROUGH        1 THROUGH           OVER
                                     OR LESS         12 MONTHS         3 YEARS           3 YEARS           TOTAL
                                 ----------------  ---------------  ---------------  ---------------- ----------------

Federal funds sold                  $   22,000        $      --        $      --         $      --       $   22,000
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Interest bearing deposits in banks      41,093               --               --                --           41,093
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Loans (1)(2)
  Adjustable rate loans                 10,847            6,355            3,878             2,504           23,584
  Fixed rate loans                         295              622              727            14,606           16,250
  Other loans                               28               --               --                --               28
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total loans                             11,170            6,977            4,605            17,110           39,862
Investments (3)(4)                       9,864            1,810            3,361            39,121           54,156
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total rate-sensitive assets             84,127            8,787            7,966            56,231          157,111
                                 ----------------  ---------------  ---------------  ---------------- ----------------

Deposits accounts (5)
  Savings and NOW                        6,351               --            4,533                --           10,884
  Money market                          26,447               --           15,437                --           41,884
  Time deposits                         24,923            5,552              285             1,536           32,296
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total deposit accounts                  57,721            5,552           20,255             1,536           85,064
Other borrowings                            --               --               --             1,500            1,500
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total rate sensitive liabilities        57,721            5,552           20,255             3,036           86,564
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Gap (repricing differences)          $  26,406         $  3,235        $ (12,289)        $  52,660        $  70,547
                                 ================  ===============  ===============  ================ ================
Cumulative Gap                          26,406           29,641           17,352            70,547
                                 ================  ===============  ===============  ================
Cumulative Gap to Total
  Rate Sensitive Assets                  16.81%           18.87%           11.04%            44.90%
                                 ================  ===============  ===============  ================


----------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)  Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following tables set forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (changes in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) (in thousands):


                                                                            PROFORMA
                                                                 THREE MONTHS ENDED JANUARY 31,
                                                                        1998 VERSUS 1997
                                                                     INCREASE (DECREASE) DUE TO
                                        --------------------------------------------------------------------------
                                                                                     RATE/
                                                RATE             VOLUME             VOLUME             TOTAL
                                          ----------------- -----------------  ----------------- -----------------

Interest-earning assets:
 Loans                                            $    (73)         $     66           $     (6)         $    (13)
 Investment securities                                 (13)              147                 (3)              131
 Other                                                 135               (74)               (14)               47
                                          ----------------- -----------------  ----------------- -----------------
Total                                                   49               139                (23)              165
                                          ----------------- -----------------  ----------------- -----------------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                            (110)              (60)                12              (158)
 Time deposits                                         (20)              115                 (7)               88
 Other borrowings                                       --                --                 23                23
                                          ----------------- -----------------  ----------------- -----------------
Total deposit accounts                                (130)               55                 28               (47)
                                          ----------------- -----------------  ----------------- -----------------

Net change in net interest
 income before provision
 for loan losses                                   $   179          $     84          $     (51)         $    212
                                          ================= =================  ================= =================




                                                                            PROFORMA
                                                                 TWELVE MONTHS ENDED OCTOBER 31,
                                                                        1998 VERSUS 1997
                                                                   INCREASE (DECREASE) DUE TO
                                          --------------------------------------------------------------------------
                                                                                      RATE/
                                                 RATE              VOLUME            VOLUME              TOTAL
                                          ------------------  ----------------- -----------------  -----------------

Interest-earning assets:
 Loans                                             $   (127)          $    714          $    (33)          $    554
 Securities                                             (19)               452                (4)               429
 Other                                                   43              2,198                92              2,333
                                          ------------------  ----------------- -----------------  -----------------
Total                                                  (103)             3,364                55              3,316
                                          ------------------  ----------------- -----------------  -----------------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                              121                698                59                878
 Time deposits                                          (18)              (350)                4               (364)
 Other borrowings                                      (240)              (697)              229               (708)
                                          ------------------  ----------------- -----------------  -----------------
Total deposit accounts                                 (137)              (349)              292               (194)
                                          ------------------  ----------------- -----------------  -----------------

Net change in net interest
 income before provision
 for loan losses                                   $     34          $   3,713           $  (237)          $  3,510
                                          ==================  ================= =================  =================



                                                                            PROFORMA
                                                                 TWELVE MONTHS ENDED OCTOBER 31,
                                                                        1997 VERSUS 1996
                                                                   INCREASE (DECREASE) DUE TO
                                        -------------------------------------------------------------------------
                                                                                    RATE/
                                                RATE             VOLUME            VOLUME             TOTAL
                                          ----------------- -----------------  ---------------  -----------------

Interest-earning assets:
 Loans                                            $    140          $    574         $     39           $    753
 Securities                                             65               131                5                201
 Other                                                  (5)              515               (5)               505
                                          ----------------- -----------------  ---------------  -----------------
Total                                                  200             1,220               39              1,459
                                          ----------------- -----------------  ---------------  -----------------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                              16               312                5                333
 Time deposits                                          44               444               17                505
 Other borrowings                                      426            (1,421)            (299)            (1,294)
                                          ----------------- -----------------  ---------------  -----------------
Total deposit accounts                                 486              (665)            (277)              (456)
                                          ----------------- -----------------  ---------------  -----------------

Net change in net interest
 income before provision
 for loan losses                                  $   (286)          $ 1,885         $    316            $ 1,915
                                          ================= =================  ===============  =================



PROVISION FOR LOAN LOSSES

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

OTHER INCOME

         Other income consists primarily of service fee income and the realized gains (or losses) on investment securities. Other income in the 1999 period includes a one time gain of $125,000 from the settlement of matters not related to the Company's present business.

OTHER EXPENSE

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. The amortization of intangible assets of $61,000 in 1999 is a result of the goodwill recorded in the acquisition of the Bank.

LOAN PORTFOLIO

         Loan Portfolio Composition. The Bank's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Bank's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At January 31, 1999, the Bank had total loans of $42.3 million and an allowance for loan losses of approximately $800,000. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         Prior to the Company's acquisition of the Bank in January 1999, the Bank's total capital was approximately $10 million, and thus it was generally not permitted to make loans to one borrower in excess of approximately $1.5 million, with an additional approximately $1.0 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $1.5 million. At January 31, 1999, the Bank was in compliance with these standards.

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

         If the Bank acquires mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as real estate owned. When real estate is acquired in full or partial satisfaction of a loan, it is recorded at the lower of the principal balance of the loan or fair value less costs of sale. Any shortfall between that amount and the carrying value of the loan is then charged to the allowance for loan losses. Subsequent changes in the value of the property are charged to the expense of real estate operations. The Bank is permitted to finance sales of real estate owned by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Bank's underwriting guidelines. At January 31, 1999 the Bank had no "loans to facilitate."

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

         The following tables set forth information concerning the Bank's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                               PROFORMA
                                                              JANUARY 31,
                                   --------------------------------------------------------------------
                                         1999                               1998
                                   -------------------------------- -----------------------------------
                                                      % OF                                 % OF
                                            AMOUNT    TOTAL                      AMOUNT    TOTAL
                                   ----------------  -------------- --------------------  -------------

Commercial and
 professional loans                       $  3,483      8.7 %                  $  6,033     16.3 %
Secured by real                             33,623     84.4                      27,689     74.7
 estate
Personal                                     1,494      3.7                       2,054      5.5
Other                                        1,262      3.2                       1,303      3.5
                                   ----------------  -------------- --------------------  -------------

Total loans                                 39,862    100.0 %                    37,079    100.0 %
                                                     ==============                       =============

Less:
 Allowance for loan
 losses                                        791                                  741
                                   ----------------                 --------------------

Loans, net                                $ 39,071                             $ 36,338
                                   ================                 ====================





                                                                                PROFORMA
                                                                               OCTOBER 31,
                                   -------------------------------------------------------------------------------------------------
                                         1998                             1997                             1996
                                   -------------------------------- -------------------------------- -------------------------------
                                                      % OF                              % OF                             % OF
                                            AMOUNT    TOTAL                   AMOUNT    TOTAL                  AMOUNT    TOTAL
                                   ----------------  -------------- -----------------  ------------- -----------------  ------------

Commercial and
 professional loans                       $  3,548      8.9 %               $  7,011     18.6 %              $  5,646     22.4 %
Secured by real                             33,015     82.9                   27,164     72.0                  16,152     64.1
 estate
Personal                                     1,970      5.0                    2,275      6.0                   2,447      9.7
Other                                        1,264      3.2                    1,265      3.4                     959      3.8
                                   ----------------  -------------- -----------------  ------------- -----------------  ------------

Total loans                                 39,797    100.0 %                 37,715    100.0 %                25,204    100.0 %
                                                     ==============                    =============                    ============
Less:
 Allowance for loan
 losses                                        803                               723                              824
                                   ----------------                 -----------------                -----------------

Loans, net                                $ 38,994                          $ 36,992                         $ 24,380
                                   ================                 =================                =================



IMPAIRED LOAN BALANCE NON ACCRUAL LOANS AND LOANS GREATER THAN 90 DAYS STILL ACCRUING

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods (dollars in thousands).


                                                                                           Proforma
                                                              January 31,                     January 31,
                                                                  1999                            1998
                                                         ----------------------          ----------------------

Nonaccrual loans:
Secured by real estate                                     $               --              $              237
                                                         ----------------------          ----------------------

Total nonaccrual loans                                                     --                             237
                                                         ----------------------          ----------------------


Total nonperforming loans                                  $               --              $              237
                                                         ======================          ======================

Total nonperforming loans to total assets                                  --  %                          .64  %
                                                         ======================          ======================




                                                                                  Proforma
                                                                                October 31,
                                                 ----------------------------------------------------------------------------------
                                                          1998                      1997                            1996
                                                 ----------------------    ----------------------          ----------------------

Nonaccrual loans:

Commercial and Other Loans                         $              --              $            --              $              114
Secured by real estate                                            30                          237                             555
                                                 ---------------------     ----------------------          ----------------------

Total nonaccrual loans                                            30                          237                             669
                                                 ---------------------     ----------------------          ----------------------

Total nonperforming loans                          $              30              $           237              $              669
                                                 =====================     ======================          ======================

Total nonperforming loans to total assets                        .08   %                      .63  %                         2.65  %
                                                 =====================     ======================          ======================


         The following tables present information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):


                                                        PROFORMA
                                                      JANUARY 31,
                          -------------------------------------------------------------------------------------------------------
                                               1999                                               1998
                          ---------------------------------------------------  --------------------------------------------------
                              ALLOWANCE                                           ALLOWANCE
                               FOR LOAN        PERCENT OF      PERCENT OF          FOR LOAN       PERCENT OF         PERCENT OF
                                LOSSES         ALLOWANCE       TOTAL LOANS          LOSSES        ALLOWANCE          TOTAL LOANS
                          ------------------  --------------  ---------------  ----------------  ------------------ -------------



Commercial and
 professional loans                $     --      --  %            -- %                $     --      --  %               -- %
Secured by real estate                   30      3.8             0.1                       115     15.5                0.3
Personal and other                        2      0.2              --                         5      0.7                 --
General allowance (1)                   759     96.0             1.9                       621     83.8                1.7
                          ------------------  --------------  ---------------  ----------------  ------------------ -------------

Total allowance
 for loan losses                   $    791    100.0 %           2.0 %                $    741    100.0 %              2.0 %
                          ==================  ==============  ===============  ================  ================== =============



--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                             PROFORMA
                                                        OCTOBER 31, 1998
                                      -----------------------------------------------------------
                                          ALLOWANCE
                                           FOR LOAN        PERCENT OF          PERCENT OF
                                            LOSSES         ALLOWANCE           TOTAL LOANS
                                      ------------------  ------------------  -------------------

Commercial and
 professional loans                            $     --      --  %                -- %
Secured by real estate                               64      8.0                 0.2
Personal and other                                    2      0.2                  --
General allowance (1)                               737     91.8                 1.8
                                      ------------------  ------------------  -------------------

Total allowance
 for loan losses                               $    803    100.0 %               2.0 %
                                      ==================  ==================  ===================


--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.



                                                                  PROFORMA
                                                              OCTOBER 31, 1997
                                      -----------------------------------------------------------
                                          ALLOWANCE
                                           FOR LOAN        PERCENT OF          PERCENT OF
                                            LOSSES         ALLOWANCE           TOTAL LOANS
                                      ------------------  ------------------  -------------------

Commercial and
 professional loans                            $     --      --  %                -- %
Secured by real estate                              119     16.5                 0.3
Personal and other                                    6      0.8                  --
General allowance (1)                               598     82.7                 1.6
                                      ------------------  ------------------  -------------------

Total allowance
 for loan losses                               $    723    100.0 %               1.9 %
                                      ==================  ==================  ===================



--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.



                                                             PROFORMA
                                                         OCTOBER 31, 1996
                                      -----------------------------------------------------------
                                          ALLOWANCE
                                           FOR LOAN        PERCENT OF          PERCENT OF
                                            LOSSES         ALLOWANCE           TOTAL LOANS
                                      ------------------  ------------------  -------------------

Commercial and
 professional loans                            $      6      0.7 %                -- %
Secured by real estate                              322     39.0                 1.3
Personal and other                                   57      6.9                 0.2
General allowance (1)                               439     53.4                 1.8
                                      ------------------  ------------------  -------------------

Total allowance
 for loan losses                               $    824    100.0 %               3.3 %
                                      ==================  ==================  ===================



--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

         The following table sets forth proforma information regarding the aggregate maturities of the Bank's loans in the specified categories and the amount of such loans which have fixed and variable rates at January 31, 1999 (dollars in thousands):


                                                    WITHIN           1 TO            AFTER
                                                    1 YEAR          5 YEARS         5 YEARS          TOTAL
                                                   --------        ---------       ---------        ------

Real estate construction-
 fixed rate                                        $     --          $     --        $     --        $     --
Commercial-fixed rate                                   150                46              --             196
                                                   --------          --------        --------        --------
Total fixed rate                                        150                46              --             196
                                                   --------          --------        --------        --------
Real estate construction-

 adjustable rate                                         --                --              --              --

Commercial-adjustable rate                            1,119             1,897             271           3,287
                                                   --------          --------        --------        --------
Total adjustable rate                                 1,119             1,897             271           3,287
                                                   --------          --------        --------        --------
Total                                              $  1,269          $  1,943        $    271        $  3,483
                                                   ========          ========        ========        ========


         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated (dollars in thousands):


                                                                          PROFORMA
                                                               THREE MONTHS ENDED JANUARY 31,
                                                           1999                            1998
                                                           ----                            ----

Average loans outstanding....................        $          40,412              $           37,457
                                                    =====================          ======================

Allowance at beginning of period..........                         803                             723
Charge-offs:
    Real Estate Loans.........................                      31                              --
                                                    ---------------------          ----------------------
        Total loans charged-off..............                       31                              --
                                                    ---------------------          ----------------------

Recoveries:

    Commercial and Other Loans...........                            4                               3
                                                    ---------------------          ----------------------
        Total loans recovered.................                       4                               3
                                                    ---------------------          ----------------------
        Net (charge-offs)
        recoveries.....................                             27                             (3)
    Provision for loan losses charged to
        operating expenses...................                       15                              15
                                                    ---------------------          ----------------------
    Allowance at end of period.............                        791                             741
                                                    =====================          ======================

    Ratio of net recoveries (charge-offs) to
        average loans outstanding.............                      .07   %                       (.01)  %
                                                    =====================          ======================

    Allowance as a percent of total loans..                        1.98   %                        2.00  %
                                                    =====================          ======================

    Total loans at end of period.............        $           39,862              $           37,079
                                                    =====================          ======================



                                                                                     Proforma
                                                                        Twelve Months Ending October 31,
                                                   -------------------------------------------------------------------------------
                                                           1998                       1997                            1996
                                                   ---------------------     ----------------------          ---------------------

Average loans outstanding....................       $          39,085         $          31,081               $          24,199
                                                   =====================     =====================           =====================

Allowance at beginning of period..........                        723                       824                             893
Charge-offs:
    Commercial and Other Loans...........                          --                        --                             314
    Real Estate Loans.........................                     --                       196                             232
                                                   ---------------------     ---------------------           ---------------------

        Total loans charged-off..............                      --                       196                             546
                                                   ---------------------     ---------------------           ---------------------

Recoveries:
    Commercial and Other Loans...........                          20                        28                              22
    Real Estate Loans.........................                     --                         7                               _
        Total loans recovered.................                     20                        35                              22
                                                   ---------------------     ---------------------           ---------------------
        Net (charge-offs)                                         (20)                      161                             524
        recoveries.....................
                                                   ---------------------     ---------------------           ---------------------

    Provision for loan losses charged to
        operating expenses...................                      60                        60                             455
                                                   ---------------------     ---------------------           ---------------------
    Allowance at end of period.............                       803                       723                             824
                                                   =====================     =====================           =====================

    Ratio of net recoveries (charge-offs) to
        average loans outstanding............                    (.15)  %                   .19   %                        2.17   %
                                                   =====================     =====================           =====================

    Allowance as a percent of total
        loans................................                     2.02  %                  1.92   %                        3.27   %
                                                   =====================     =====================           =====================

    Total loans at end of period.............       $          39,797         $          37,715               $          25,204
                                                   =====================     =====================           =====================



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

         The following table sets forth the cost and estimated fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):


                                                                 Cost                          Fair Value
                                                     -----------------------------       ----------------------

        Proforma
    January 31, 1999
   Available-For-Sale

US Government Agencies                                                  $ 42,306                     $ 42,270
Corporate Notes                                                            1,817                        1,677
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 44,658                     $ 44,482
                                                     =============================       ======================
   Held-To-Maturity
US Government Agencies                                                  $  7,429                     $  7,416
Corporate Notes                                                            2,245                        2,242
                                                     -----------------------------       ----------------------
Total                                                                   $  9,674                     $  9,658
                                                     =============================       ======================



                                                                 Cost                          Fair Value
                                                     -----------------------------       ----------------------

        Proforma
    October 31, 1998
   Available-For-Sale
US Government Agencies                                                  $ 33,586                     $ 33,687
Corporate Notes                                                            1,893                        1,815
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 36,014                     $ 36,037
                                                     =============================       ======================
   Held-To-Maturity
US Government Agencies                                                  $ 12,504                     $ 12,468
Corporate Notes                                                            2,244                        2,242
                                                     -----------------------------       ----------------------
Total                                                                   $ 14,748                     $ 14,710
                                                     =============================       ======================

         Proforma
     October 31, 1997
   Available-For-Sale
Marketable Securities                                                   $  4,007                     $ 38,067
US Government Agencies                                                    15,542                       15,445
Corporate Notes                                                            2,276                        2,320
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 22,360                     $ 56,367
                                                     =============================       ======================
   Held-To-Maturity
US Government Agencies                                                  $ 17,088                     $ 16,985
Corporate Notes                                                            2,241                        2,247
                                                     -----------------------------       ----------------------
Total                                                                   $ 19,329                     $ 19,232
                                                     =============================       ======================


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

         At January 31, 1999, the Company satisfies all applicable Federal Reserve minimum capital requirements.

         The FDIC requires that the Berkshire Bank maintain certain minimum ratios of capital to assets. The FDIC's regulations divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited- life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions.

         The FDIC requires that the highest rated banks maintain a Tier 1 leverage ratio (Tier 1 capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier 1 leverage ratio of 4.0% to 5.0% or more. As of January 31, 1999, the Bank's Tier I leverage capital ratio was 9.5%.

         The Bank must also meet a risk-based capital standard. The risk-based standard, requires the Bank to maintain total capital (defined as Tier 1 and Supplementary capital) to risk-weighted assets of at least 8% of which at least 4% must be Tier 1 capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of January 31, 1999, the Bank maintained a 21.0% Tier I risk-based capital ratio and a 22.2% total risk-based capital ratio.

REGULATORY RESTRICTIONS AND CAPITAL ADEQUACY

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of January 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Berkshire Bank as of January 31, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):

                               THE BERKSHIRE BANK

                                    Proforma


                                                                                                To be well
                                                                                            capitalized under
                                                                  For capital              prompt corrective
                                                  Actual         adequacy purposes        action provisions
                                               Amount   Ratio     Amount    Ratio          Amount        Ratio
                                               ------   -----     ------    -----          ------        -----

JANUARY 31, 1999

Total Capital (to Risk-Weighted Assets)       $11,493    22.2%    $ 4,139    >=8.0%          $ 5,174     >=10.0%

Tier I Capital (to Risk-Weighted Assets)       10,845    21.0%      2,070    >=4.0%            3,104      >=6.0%

Tier I Capital (to Average Assets)             10,845     9.5%      4,557    >=4.0%            5,696      >=5.0%


JANUARY 31, 1998

Total Capital (to Risk-Weighted Assets)         9,572    20.2%      3,791    >=8.0%            4,739     >=10.0%

Tier I Capital (to Risk-Weighted Assets)        8,977    18.9%      1,900    >=4.0%            2,850      >=6.0%

Tier I Capital (to Average Assets)              8,977     8.7%      4,127    >=4.0%            5,159      >=5.0%


OCTOBER 31, 1998

Total Capital (to Risk-Weighted Assets)        10,573    22.2%      3,817    >=8.0%            4,771     >=10.0%

Tier I Capital (to Risk-Weighted Assets)        9,974    20.9%      1,909    >=4.0%            2,863      >=6.0%

Tier I Capital (to Average Assets)              9,974     9.1%      4,397    >=4.0%            5,497      >=5.0%


OCTOBER 31, 1997

Total Capital (to Risk-Weighted Assets)         9,180    19.8%      3,714    >=8.0%            4,642     >=10.0%

Tier I Capital (to Risk-Weighted Assets)        8,598    18.5%      1,857    >=4.0%            2,785      >=6.0%

Tier I Capital (to Average Assets)              8,598     8.8%      3,899    >=4.0%            4,874      >=5.0%


October 31, 1996

Total Capital (to Risk-Weighted Assets)         8,427    27.6%      2,445    >=8.0%            3,056     >=10.0%

Tier I Capital (to Risk-Weighted Assets)        8,040    26.3%      1,222    >=4.0%            1,834      >=6.0%

Tier I Capital (to Average Assets)              8,040    11.4%      2,811    >=4.0%            3,514      >=5.0%


          The following table sets forth the actual and required regulatory capital amounts and ratios of the Company as of January 31, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):

                                  THE COMPANY
                                    PROFORMA

                                                                                                     TO BE WELL
                                                                                                 CAPITALIZED UNDER
                                                                             FOR CAPITAL         PROMPT CORRECTIVE
                                                        ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                                                   ----------------       ------------------    ------------------
                                                   AMOUNT      RATIO      AMOUNT     RATIO      AMOUNT       RATIO
                                                   ------      -----      ------     -----      ------       -----
JANUARY 31, 1999
Total Capital (to Risk-Weighted Assets)            $52,043      99.3%     $4,139     >=8.0%     $5.174     >=10.0%
Tier I Capital (to Risk-Weighted Assets)            51,395     100.6%      2,070     >=4.0%      3,104      >=6.0%
Tier I Capital (to Average Assets)                  51,395      33.0%      6,236     >=4.0%      7,795      >=5.0%

JANUARY 31, 1998
Total Capital (to Risk-Weighted Assets)             51,538     109.0%      3,783     >=8.0%      4,729     >=10.0%
Tier I Capital (to Risk-Weighted Assets)            50,943     107.7%      1,891     >=4.0%      2,837      >=6.0%
Tier I Capital (to Average Assets)                  50,943      34.1%      5,981     >=4.0%      7,476      >=5.0%

OCTOBER 31, 1998
Total Capital (to Risk-Weighted Assets)             51,563     108.5%      3,801     >=8.0%      4,751     >=10.0%
Tier I Capital (to Risk-Weighted Assets)            50,964     107.3%      1,900     >=4.0%      2,851      >=6.0%
Tier I Capital (to Average Assets)                  50,964      34.1%      5,975     >=4.0%      7,468      >=5.0%

OCTOBER 31, 1997
Total Capital (to Risk-Weighted Assets)             15,450      18.3%      6,747     >=8.0%      8,435     >=10.0%
Tier I Capital (to Risk-Weighted Assets)            14.868      17.6%      3,371     >=4.0%      5,061      >=6.0%
Tier I Capital (to Average Assets)                  14,868      11.6%      5,141     >=4.0%      6,426      >=5.0%

OCTOBER 31, 1996
Total Capital (to Risk-Weighted Assets)             13,334      20.9%      5,096     >=8.0%      6,370     >=10.0%
Tier I Capital (to Risk-Weighted Assets)            12,947      20.3%      2,548     >=4.0%      3,822      >=6.0%
Tier I Capital (to Average Assets)                  12.947      12.4%      4,173     >=4.0%      5,216      >=5.0%


LIQUIDITY

         Liquidity management in banking involves the ability to generate funds to support asset growth and meet the cash flow requirements of customers and other obligations. The Berkshire Bank's primary source of funds has traditionally been deposits. In addition, the Bank derives funds from loan and security repayments and prepayments and revenues from operations. The Bank has borrowing facilities available to it through the Federal Home Loan Bank of New York (the "FHLBNY") for use in the event of unanticipated funding needs which cannot be satisfied from other sources. The Bank has also engaged, to a limited extent, in borrowings with the FHLBNY on a longer term basis when the Bank is able to match the term of a borrowing with the term of a loan and lock in a satisfactory spread, subject to credit and prepayment risks.

         For the parent company, Cooper Life Sciences, Inc., liquidity means having cash available to, among other things, fund operating expenses, support asset growth at the Bank, acquire new business operations, and pay shareholder dividends. At January 31, 1999 the Company had approximately $40.0 million of cash and is not dependent upon the receipt of dividends from the Bank to fund its obligations.

CAPITAL

         The capital ratios of the Company and the Berkshire Bank are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators (see "Regulatory Restrictions and Capital Adequacy" above. Management believes that the Company's cash on hand and internally generated funds will be sufficient to meet its needs and that the Company has sufficient financing options available to fund commitments that may arise in the future. At January 31, 1999, the Company had no commitments for material capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits


         Exhibit
         Number            Description
         -------           -----------
         27                Financial Data Schedule.


b.       Reports on Form 8-K

         The Company filed a current report on Form 8-K dated January 7, 1999 which sets forth information in connection with the Acquisition of The Berkshire Bank and Pro Forma Financial Information.

         The Company filed a current report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated January 13, 1999 which sets forth information under Item 2. Acquisition of The Berkshire Bank and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits in connection with said Acquisition.

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



Date:  March 22, 1999                  By:  /s/ Steven Rosenberg
       --------------                       --------------------------
                                            STEVEN ROSENBERG
                                            VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                                         Sequential
Number            Description                                                   Page Number
------            -----------                                                   -----------
27                Financial Data Schedules                                         39




                          STATEMENT OF DIFFERENCES
                          ------------------------

The greater-than or equal-to signs shall be expressed as..................... >=