Form 10-Q
period 1999-04-30
BERKSHIRE BANCORP INC /DE/
filed 1999-06-18
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   APRIL 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              94-2563513
-------------------------------                  -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                    10038
---------------------------------------          ---------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

                           COOPER LIFE SCIENCES, INC.
          -------------------------------------------------------------
                   (Former name if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ____    ____

         As of June 14, 1999, there were 2,126,265 outstanding shares of the issuers Common Stock, $.10 par value.










                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                          PAGE NO.
                                                                          --------

         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  April 30, 1999 and October 31, 1998                      3

                  Consolidated Statements of Income
                  For The Three and Six Months Ended
                  April 30, 1999 and 1998                                  4

                  Consolidated Statements of Cash Flows
                  For The Six Months Ended
                  April 30, 1999 and 1998                                  5

                  Notes to Consolidated Financial Statements               6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                           11

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                        25

Signature                                                                 26

Index of Exhibits                                                         27


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   April 30,         October 31,
                                                                                     1999                1998
                                                                              ---------------------------------------
ASSETS
Cash and due from banks                                                            $   3,138           $      58
Interest bearing deposits                                                              5,333              65,200
Federal funds sold                                                                    25,000                  --
                                                                                   ---------           ---------
Total cash and cash equivalents                                                       33,471              65,258
Investment Securities:
 Available-for-sale                                                                   96,017                  --
 Held-to-maturity                                                                      4,203                  --
                                                                                   ---------           ---------
Total investment securities                                                          100,220                  --
Loans, net of unearned income                                                         43,068                  --
Loans held for sale                                                                      817                  --
 Less: allowance for loan losses                                                        (855)                 --
                                                                                   ---------           ---------
Net loans                                                                             43,030                  --
Accrued interest receivable                                                            1,262                  --
Premises and equipment, net                                                              391                  --
Deferred taxes                                                                           350                 925
Prepaid expenses and other                                                               811                 647
Goodwill, net of amortization of $243                                                 14,373                  --
                                                                                   ---------           ---------
Total assets                                                                       $ 193,908           $  66,830
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                              $  14,163           $      --
 Interest bearing                                                                     81,686                  --
                                                                                   ---------           ---------
Total deposits                                                                        95,849                  --
Securities sold under agreements to repurchase                                         1,500                  --
Accrued interest payable                                                                 253                  --
Accrued expenses and accounts payable                                                  1,646               1,185
Income taxes payable                                                                   1,296                  --
Deferred taxes payable                                                                 8,795                 179
                                                                                   ---------           ---------
Total liabilities                                                                    109,339               1,364
                                                                                   ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                        --                  --
  2,000,000 shares authorized - none issued
 Common stock -- $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   April 30, 1999, 2,126,265 shares
   October 31, 1998, 2,126,265 shares                                                    256                 256
Additional paid-in capital                                                            78,546              78,546
Accumulated other comprehensive income, net                                           17,650                  --
Accumulated deficit                                                                   (9,110)            (10,563)
Less: Common stock in treasury - at cost:
 April 30, 1999, 439,830 shares
 October 31, 1998, 439,830 shares

                                                                                      (2,773)             (2,773)
                                                                                   ---------           ---------
Total stockholders' equity                                                            84,569              65,466
                                                                                   ---------           ---------
                                                                                   $ 193,908           $  66,830
                                                                                   =========           =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)


                                                                    For the                       For the
                                                              Three Months Ended              Six Months Ended
                                                                   April 30,                     April 30,
                                                          ------------------------         ---------------------
                                                            1999            1998             1999           1998
                                                          --------        --------         --------       ------

Interest income                                           $  2,312        $    934         $  3,608       $  1,544
Interest expense                                               794              --            1,056             --
                                                          --------        --------         --------       --------
Net interest income                                          1,518             934            2,552          1,544
Provision for loan losses                                       15              --               20             --
                                                          --------        --------         --------       --------
Net interest income after
 provision for loan losses                                   1,503             934            2,532          1,544
                                                          --------        --------         --------       --------
Other income:
 Investment securities (losses) gains                        1,653             (17)           1,641         38,909
 Other income                                                   98              --              333             --
                                                          --------        --------         --------       --------
Total other income                                           1,751             (17)           1,974         38,909
                                                          --------        --------         --------       --------
Other expense:
 General and administrative                                    527             444              804            586
 Amortization of goodwill                                      182              --              243             --
 Other                                                         310              --              415             --
                                                          --------        --------         --------       --------
Total non-interest expense                                   1,019             444            1,462            586
                                                          --------        --------         --------       --------
Income before provision for taxes                            2,235             473            3,044         39,867
Provision (benefit) for income taxes                         1,000             (90)           1,378          3,230
                                                          --------        --------         --------       --------
Net income                                                $  1,235        $    563         $  1,666       $ 36,637
                                                          ========        ========         ========       ========
Net income per share:

 Basic                                                    $    .58        $    .26         $    .78       $  17.23
                                                          ========        ========         ========       ========
 Diluted                                                  $    .55        $    .25         $    .74       $  16.23
                                                          ========        ========         ========       ========
Weighted average number of
 shares outstanding

  Basic                                                      2,126           2,126            2,126          2,126
                                                          ========        ========         ========       ========

  Diluted                                                    2,260           2,261            2,259          2,257
                                                          ========        ========         ========       ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                For The Six Months Ended
                                                                                                     April 30, 1999
                                                                                               ----------------------------
                                                                                                 1999               1998
                                                                                                ------             -----

  Cash flows from operating activities:
Net income                                                                                     $  1,666           $ 36,637
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Loss (gain) on investment securities                                                             (1,641)           (38,909)
(Increase) in deferred taxes                                                                       (350)              (925)
Depreciation and amortization                                                                       275                 --
Provision for loan losses                                                                            20                 --

  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                         (512)                --
 Decrease in prepaid expenses and other                                                             129                 53
 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                                  3,018               (352)
                                                                                               --------           --------
 Net cash provided by (used in) operating activities                                              2,605             (3,496)
                                                                                               --------           --------

  Cash flows from investing activities:
Investment in The Berkshire Bank                                                                (25,217)                --
Proceeds from sales of The Cooper Companies,
 Inc. and Executone Information Systems, Inc.
 common stock                                                                                     1,653             44,617
Net (increase) in federal funds sold                                                             (2,561)                --
Investment securities available for sale
 Purchases                                                                                      (18,715)                --
Net increase in loans                                                                            (3,280)                --
Net increase in loans held for sale                                                                (689)                --
Acquisition of premises and equipment                                                              (117)                --
                                                                                               --------           --------
Net cash provided by (used in) investing activities                                             (48,926)            44,617
                                                                                               --------           --------

  Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                                                  (6,874)                --
Net (decrease) in interest bearing deposits                                                      (3,379)                --
Dividends paid                                                                                     (213)                --
                                                                                               --------           --------
Net cash (used in) financing activities                                                         (10,466)                --
                                                                                               --------           --------

  Net increase (decrease) in cash                                                               (56,787)            41,121
  Cash - beginning of period                                                                     65,258             25,887
                                                                                               --------           --------
  Cash - end of period                                                                         $  8,471           $ 67,008
                                                                                               ========           ========
Supplemental cash flow information:

  Cash used to pay interest                                                                    $  1,056           $     --

  Cash used to pay taxes                                                                       $    276           $  2,858




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

NOTE 1. GENERAL

         Berkshire Bancorp Inc. (formerly Cooper Life Sciences, Inc.), a Delaware corporation (the "Company"), was not engaged in any business operations during the fiscal year ended October 31, 1998. On August 6, 1998, the Company, through its wholly-owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank"), a New York state-chartered commercial bank. (See Note 2 of Notes to Consolidated Financial Statements).

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of April 30, 1999 and October 31, 1998 and the consolidated results of its operations for the three and six month periods ended April 30, 1999 and 1998, and its consolidated cash flows for the six month periods ended April 30, 1999 and 1998.

NOTE 2. -  ACQUISITION OF THE BERKSHIRE BANK

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), purchased 2,396,600 shares, or approximately 99%, of the outstanding shares of Common Stock (the "Shares") of the Bank, a privately-owned New York State chartered commercial bank. The Shares were acquired for a purchase price of $10.50 per share, net to the seller in cash, upon the terms and conditions set forth in an Offer to Purchase dated August 6, 1998, and in the related Letter of Transmittal (collectively, the "Offer"). The total amount of funds required by GAFG to purchase the Shares was approximately $25.2 million. On March 31, 1999, GAFG purchased an additional

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

5,000 shares for a cash purchase price of $10.50 per share, or approximately $53,000. All such funds were obtained by GAFG from the Company's cash on hand. The purchase of the Shares pursuant to the Offer was subject to receipt of the approval of the New York State Banking Board and the approval of the Federal Reserve Board. Said approvals have been received by CLS and GAFG. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Berkshire Bank have been included in the consolidated statements of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregated fair value of $119,429,000 and assumed deposits and other liabilities of $108,760,000.

NOTE 3. -  COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130 "Comprehensive Income." SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Accumulated other comprehensive income was approximately $17,650,000, net of deferred taxes, at April 30, 1999. Comprehensive income for the six months ended April 30, 1998 was $18,331,000 which includes reclassification adjustments of $985,000, net of income tax expense of $656,000. There were no transactions for the six months months ended April 30, 1998 which would generate other comprehensive income.

NOTE 4. -  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         The following table summarizes loan balances (including loans held for sale) by category as of April 30, 1999 (in thousands):


                                                                     April 30, 1999
                                                        --------------------------------------
                                                              Amount            % of Total
                                                        ------------------  ------------------

Commercial and professional loans                                $  2,117                 4.8%
Secured by real estate                                             37,676                85.9
Personal                                                            2,408                 5.5
Other                                                               1,684                 3.8
                                                        ------------------  ------------------
Total loans                                                      $ 43,885               100.0%
                                                                            ==================
Less:

 Allowance for loan losses                                           (855)

                                                        ------------------
Loans, net                                                       $ 43,030
                                                        ==================




         The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. As of April 30, 1999, the Company did not have any non accrual or impaired loans.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

NOTE 5. - SECURITIES

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at April 30, 1999 (dollars in thousands):


                                  WEIGHTED                       GROSS             GROSS
                                   AVERAGE                     UNREALIZED        UNREALIZED       FAIR
                                    YIELD       COST             GAINS             LOSSES         VALUE
                                  ---------   --------         ----------        -----------    ---------

AVAILABLE-FOR-SALE
 U.S. Government
  Agency Obligations
Due within one year                  --%      $     --         $     --          $ --           $     --
Due after one year                   5.5        36,536               --             (78)          36,458
 through five years
Due after five years                 5.5        19,435               14            --             19,449
 through ten years
Due after ten years                  5.8        11,069              131            --             11,200
                                              --------         --------        --------         --------
                                                67,040              145             (78)          67,107
                                              --------         --------        --------         --------
 Corporate Notes
Due within one year                  5.8           250             --              --                250
Due after one year                   6.1           786                9            --                795
 through five years
Due after five years                 9.9           212             --              --                212
 through ten years
Due after ten years                               --               --              --               --
                                              --------         --------        --------         --------
                                                 1,248                9            --              1,257
                                              --------         --------        --------         --------

 Executone Information                            --             27,118            --             27,118
  Systems, Inc. Common
  Stock
 Federal Home Loan                   6.6           535             --              --                535
  Bank Stock
                                              --------         --------        --------         --------
                                                   535           27,118            --             27,653
                                              --------         --------        --------         --------
                                                68,823           27,272             (78)          96,017
                                              ========         ========        ========         ========
HELD-TO-MATURITY
 U.S. Government
  Agency Obligations
Due within one year                  4.5      $  1,000             --                (5)             995
Due after one year                   6.1           216             --              --                216
 through five years
Due after five years                 6.1           152             --              --                152
 through ten years
Due after ten years                  6.2           360                1            --                361
                                              --------         --------        --------         --------
                                                 1,728                1              (5)           1,724
                                              --------         --------        --------         --------
   Corporate Notes
Due within one year                               --               --              --               --
Due after one year                   5.8           975             --              (124)             851
 through five years
Due after five years                 5.8         1,500             --               (47)           1,453
 through ten years
Due after ten years                               --               --              --               --
                                              --------         --------        --------         --------
                                                 2,475             --              (171)           2,304
                                              --------         --------        --------         --------
                                                 4,203                1            (176)           4,028
                                              ========         ========        ========         ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

NOTE 6. - COMMON STOCK OF EXECUTONE INFORMATION SYSTEMS, INC.

         As more fully discussed in the Company's 1998 10-K, in December 1995, the Company sold its minority equity interest in Unistar Gaming Corp. ("UGC") to Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Executone") (the "Executone Common Stock"). The Company's investment in UGC was approximately $5.2 million.

         In exchange for its interest in UGC, the Company received shares of Executone Common Stock, all of which were sold in open market transactions during 1998, and shares of Executone Series A and Series B Preferred Stock (the "Executone Preferred Stock"). In 1997, the Company fully reserved the carrying value, approximately $2.1 million, of its shares of Executone Preferred Stock and recorded a deferred tax asset of $925,000.

         In March 1999, Executone exercised its right to redeem and convert the Executone Preferred Stock into Executone Common Stock and on April 6, 1999, in exchange for its shares of Executone Preferred Stock, the Company received 4,193,204 shares of Executone Common Stock with a market value of approximately $17.7 million.

         At April 30, 1999, the Company owned 4,017,504 shares of Executone Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $18.3 million, net of deferred taxes of approximately $8.8 million, has been recorded as a component of other accumulated comprehensive income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company") for the three and six months ended April 30, 1999 and 1998. References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein. Historical discussion and analysis is not presented because it is not meaningful.

         The unaudited proforma combined consolidated financial information set forth in the following tables is presented for informational purposes only and is not necessarily indicative of the combined financial position or results of operations that would have occurred had the acquisition of The Berkshire Bank been consummated on October 31, 1998 or at the beginning of the periods indicated. The Company utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The consolidated financial information presented herein combines the financial information of the Company as of its fiscal year end and the Bank as of the twelve months ending September 30. For the period April 30, 1999 and 1998, the Bank's financial information was prepared as of and for the six months ended March 31, 1999 and 1998 and combined with the Company's financial information as of and for the six months ended April 30, 1999 and 1998.

    BERKSHIRE BANCORP INC. AND SUBSIDIARIES - PROFORMA SELECTED CONSOLIDATED
                                 FINANCIAL DATA

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


                                                                 Six Months Ended                 Twelve Months Ended
                                                                      April 30,                        October 31,
                                                               ----------------------    ------------------------------------
                                                                  1999        1998         1998           1997         1996
                                                               ---------    ---------    ---------     ---------    ---------

EARNINGS SUMMARY:
Interest income                                                $   4,658    $   5,084    $   9,392     $   6,076    $   4,617
Interest expense                                                   1,506        1,778        3,642         3,836        4,292
                                                               ---------    ---------    ---------     ---------    ---------
Net interest income                                                3,152        3,306        5,750         2,240          325
Provision for possible loan losses                                    30           30           60            60          455
                                                               ---------    ---------    ---------     ---------    ---------
Net interest income after provision for possible loan losses       3,122        3,276        5,690         2,180         (130)
Other income (loss)                                                2,026       39,047       39,311        17,336       (1,023)
Other expenses                                                     1,970        1,935        4,474         4,214        4,195
                                                               ---------    ---------    ---------     ---------    ---------
Income (loss) before income taxes and extraordinary items          3,178       40,388       40,527        15,302       (5,348)
Income taxes                                                         675        3,030        3,258           145           14
                                                               ---------    ---------    ---------     ---------    ---------
Income (loss) before extraordinary items                           2,503       37,358       37,269        15,157       (5,362)
Extraordinary items                                                 --           --            150          --           --
                                                               ---------    ---------    ---------     ---------    ---------
Net income (loss)                                              $   2,503    $  37,358    $  37,119     $  15,157    $  (5,362)
                                                               =========    =========    =========     =========    =========
PER SHARE DATA:
Weighted average common shares outstanding-basic                   2,126        2,126        2,126         2,147        2,149
Weighted average common shares outstanding-diluted                 2,259        2,257        2,258         2,244        2,149
Net income per common share- basic                             $    1.18    $   17.57    $   17.46     $    7.06    $   (2.50)
Net income per common share- diluted                           $    1.11    $   16.55    $   16.44     $    6.75    $   (2.43)
Dividends paid per common share                                $     .10    $    --      $     .72          --           --
BALANCE SHEET SUMMARY:
Investment securities                                          $  97,408    $  62,082    $  50,785     $  75,696    $  70,000
Cash and cash equivalents                                          8,416       69,570       47,472        18,816        8,800
Loans, net                                                        41,784       38,316       38,994        36,992       24,380
Allowance for loan losses                                           (848)        (761)        (803)         (723)        (824)
Total assets                                                     218,830      173,798      155,388       152,961      118,953
Deposits                                                          96,131       93,583       86,232        89,469       61,581
Stockholder's equity                                           $ 120,217    $  76,085    $  64,958     $  60,176    $  30,064
PERFORMANCE RATIOS:
Return on average assets                                            3.00%       50.13%       23.89%         9.91%       (4.51)%
Return on average equity                                            5.81       150.16        57.14         25.19       (17.84)
Average equity to average assets                                   51.70        33.39        41.80         39.34        25.27
Net Interest Margin                                                 4.09        51.63         3.95          2.34          .45


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1998.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the actual results of operations for the three and six months ended April 30, 1999 only include operations of the Berkshire Bank from the date of acquisition.

         Prior to the acquisition of the Bank, the Company was not engaged in any business operations. Therefore, the results of operations for the three and six months ended April 30, 1999 and the results of operations for the three and six months ended April 30, 1998 (a period when the Company was not engaged in any business operations) are not directly comparable.

NET INCOME. Net income for the three months ended April 30, 1999 was $1.23 million, or $.55 per diluted share, as compared to $563,000, or $.25 per diluted share, for the three months ended April 30, 1998, an increase of approximately 54%. Net income for the six months ended April 30, 1999 was $1.66 million, or $.74 per diluted share, as compared to $36.6 million, or $16.23 per diluted share, for the six months ended April 30, 1998. Net income in the 1998 period included a pre-tax gain of $38.9 million, or $17.23 per diluted share, on sales of marketable securities.

NET INTEREST INCOME AND AVERAGE BALANCES. Net interest income for the three months ended April 30, 1999 was $1.51 million as compared to $934,000 for the three months ended April 30, 1998, an increase of 38%. Net interest income for the six months ended April 30, 1999 was $2.55 million as compared to $1.54 million for the six months ended April 30, 1998, an increase of 39%. Yields on interest earning assets decreased to 6.05% in 1999 from 6.28% in 1998 due to lower loan and investment yields and the cost of interest bearing liabilities increased to 5.20% in 1999 from 4.36% in 1998. However, the Company's net interest margin on interest earning assets increased to 4.09% in 1999 from 3.82% in 1998 due to the growth in non-interest earning demand deposits.

         Average balances for non-interest bearing demand deposits increased by 26.5% to $19.2 million in 1999 from $14.1 million in 1998. Average balances for interest bearing deposits and other borrowings decreased by 28.9% to $57.9 million in 1999 from $81.5 million in 1998.

         Average interest earning assets totaled $154 million for or the six months ended April 30, 1999 as compared to $144.7 million in the comparable 1998 period, an increase of $9.3 million or 6%. The increase in average interest earning assets was due to the $2.6 million increase in average loans to $40.2 million, the increase of $40 million in investment securities to $80.8 million, offset by the decrease of $33.2 million in other interest earning assets.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended April 30, 1999, total non-interst income was $1.75 million. Total non-interest income for the six months ended April 30, 1999 was $1.97 million as compared to $38.9 million in the prior year period.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended April 30, 1999 increased by $556,000, or 56%, to $1.0 million from $444,000 for the three months ended April 30, 1998. Total non-interest expense for the six months ended April 30, 1999 increased by $876,000, or 60%, to $1.46 million from $586,000 for the six months ended April 30, 1998. The increase in 1999 includes $938,000 of operating expenses of the Bank from January 4, 1999, the date of the acquisition, $243,000 for the amortization of goodwill, which were offset by a decrease in the parent company legal and professional fees.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's proforma interest rate repricing gaps for selected maturity periods:


                                               PROFORMA INTEREST RATE SENSITIVITY GAP AT APRIL 30, 1999
                                                        (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                 -------------------------------------------------------------------------------------
                                    3 MONTHS         3 THROUGH        1 THROUGH           OVER
                                     OR LESS         12 MONTHS         3 YEARS           3 YEARS           TOTAL
                                 ----------------  ---------------  ---------------  ---------------- ----------------

Federal funds sold                  $   27,000        $      --        $      --         $      --       $   27,000
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Interest bearing deposits in banks       6,661              298               --                --            6,959
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Loans (1)(2)
  Adjustable rate loans                  9,856            8,194            3,213             3,252           24,515
  Fixed rate loans                       1,262              294            1,073            15,488           18,117
  Other loans                               --               --               --                --               --
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total loans                             11,118            8,488            4,286            18,740           42,632
Investments (3)(4)                       2,679            2,175           12,931            52,505           70,290
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total rate-sensitive assets             47,458           10,961           17,217            71,245          146,881
                                 ----------------  ---------------  ---------------  ---------------- ----------------

Deposits accounts (5)
  Savings and NOW                        8,914               --               --                --            8,914
  Money market                          41,540               --               --                --           41,540
  Time deposits                         20,579            7,170              287             1,577           29,613
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total deposit accounts                  71,033            7,170              287             1,577           80,067
Other borrowings                            --               --               --             1,500            1,500
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Total rate sensitive liabilities        71,033            7,170              287             3,077           81,567
                                 ----------------  ---------------  ---------------  ---------------- ----------------
Gap (repricing differences)            (23,575)           3,791           16,930            68,168           65,314
                                 ================  ===============  ===============  ================ ================
Cumulative Gap                         (23,575)         (19,784)          (2,854)           65,314
                                 ================  ===============  ===============  ================
Cumulative Gap to Total Rate

 Sensitive Assets                       (16.05)%         (13.47)%          (1.94)%           44.47%
                                 ================  ===============  ===============  ================


--------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)  Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated (dollars in thousands):


                                                                                PROFORMA
                                                                       SIX MONTHS ENDED APRIL 30,
                                                            --------------------------------------------------------
                                                                       1999                        1998
                                                                ------------------          -------------------
Average loans outstanding                                               $ 41,784                     $ 38,316
                                                                ==================          ===================
Allowance at beginning of period                                             803                          723
Charge-offs:
 Real Estate Loans                                                            36                           --
                                                                ------------------          -------------------
  Total loans charged-off                                                     36                           --
                                                                ------------------          -------------------
Recoveries:
 Commercial and Other Loans                                                   51                            8
                                                                ------------------          -------------------
  Total loans recovered                                                       51                            8
                                                                ------------------          -------------------
Net (charge-offs) recoveries                                                  15                            8
Provision for loan losses charged to
 operating expenses                                                           30                           30

                                                                ------------------          -------------------
Allowance at end of period                                                   848                          761
                                                                ==================          ===================

Ratio of net recoveries (charge-offs)
 to average loans outstanding                                                .03%                         .02%
                                                                ==================          ===================

Allowance as a percent of total loans                                       2.11%                        2.02%
                                                                ==================          ===================

Total loans at end of period                                            $ 40,198                     $ 37,627
                                                                ==================          ===================



                                                                                       PROFORMA
                                                                             TWELVE MONTHS ENDED OCTOBER 31,
                                                            ---------------------------------------------------------------
                                                              1998                      1997                         1996
                                                    ------------------------     -------------------       ------------------------

Average loans outstanding                                         $ 39,085                $ 31,081                       $ 24,199
                                                    ========================     ===================       ========================
Allowance at beginning
 of period                                                             723                     824                            893
Charge-offs:
 Commercial and Other Loans                                             --                      --                            314
 Real Estate Loans                                                      --                     196                            232
                                                    ------------------------     -------------------       ------------------------
  Total loans charged-off                                               --                     196                            546
                                                    ------------------------     -------------------       ------------------------

Recoveries:
 Commercial and Other Loans                                             20                      28                             22
 Real Estate Loans                                                      --                       7                             --
                                                    ------------------------     -------------------       ------------------------
  Total loans recovered                                                 20                      35                             22
                                                    ------------------------     -------------------       ------------------------
Net (charge-offs) recoveries                                           (20)                    161                            524
Provision for loan losses
charged to operating expenses                                           60                      60                            455
                                                    ------------------------     -------------------       ------------------------
Allowance at end of period                                             803                     723                            824
                                                    ========================     ===================       ========================
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                                                   (.15)%                    .19%                          2.17%
                                                    ========================     ===================       ========================
Allowance as a percent of
total loans                                                           2.02%                   1.92%                          3.27%
                                                    ========================     ===================       ========================
Total loans at end of period                                      $ 39,797                $ 37,715                       $ 25,204
                                                    ========================     ===================       ========================


LOAN PORTFOLIO

         Loan Portfolio Composition. The Bank's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Bank's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At April 30, 1999, the Bank had total loans of $42.6 million and an allowance for loan losses of approximately $848,000. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Bank's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                                 Proforma
                                                                 April 30,
                                                     ----------------------------------
                                                           1999              1998
                                                     ----------------  ----------------

                                                            Amount            Amount
                                                     ----------------  ----------------

Commercial and professional loans                           $  3,172          $  5,468
Secured by real estate                                        35,555            29,748
Personal                                                       2,159             2,589
Other                                                          1,746             1,272
                                                     ----------------  ----------------
Total loans                                                   42,632            39,077
Less:
 Allowance for loan losses                                       848               761
                                                     ----------------  ----------------
Loans, net                                                  $ 41,784          $ 38,316
                                                     ================  ================




                                                                          Proforma
                                                                         October 31,
                                                     -----------------------------------------------------
                                                           1998             1997               1996
                                                     ---------------- -----------------  -----------------

                                                              Amount            Amount             Amount
                                                     ---------------- -----------------  -----------------

Commercial and professional loans                           $  3,548          $  7,011           $  5,646
Secured by real estate                                        33,015            27,164             16,152
Personal                                                       1,970             2,275              2,447
Other                                                          1,264             1,265                959
                                                     ---------------- -----------------  -----------------
Total loans                                                   39,797            37,715             25,204
Less:
 Allowance for loan losses                                       803               723                824
                                                     ---------------- -----------------  -----------------
Loans, net                                                  $ 38,994          $ 36,992           $ 24,380
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


                                                                                  PROFORMA
                                                                                  APRIL 30,
                                                                    ------------------------------------
                                                                         1999                  1998
                                                                    --------------        --------------

Nonaccrual loans:
Secured by real estate                                                        --                    30
                                                                    --------------        --------------
Total nonaccrual loans                                                        --                    30
                                                                    --------------        --------------

Total nonperforming loans                                                     --                    30
                                                                    ==============        ==============

Total nonperforming loans to total assets                                     --%                  .03%
                                                                    ==============        ==============




                                                                                PROFORMA
                                                                               OCTOBER 31,
                                                 -----------------------------------------------------------------------
                                                       1998                       1997                       1996
                                                 ----------------           -----------------          -----------------


Nonaccrual loans:
Commercial and Other Loans                              $    --                     $    --                    $   114
Secured by real estate                                       30                         237                        555
                                                 ----------------           -----------------          -----------------

Total nonaccrual loans                                       30                         237                        669
                                                 ----------------           -----------------          -----------------

Total nonperforming loans                               $    30                     $   237                    $   669
                                                 ================           =================          =================

Total nonperforming loans to                                .08%                        .63%                      2.65%
total assets
                                                 ================           =================          =================



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

         As required by the Statement of Financial Accounting Standard No. 115 ("SFAS No. 115"), securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth. The Bank does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. The Bank generally classifies all newly purchased debts securities as available for sale in order to maintain the flexibility to sell those securities if the needs arises. The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago. In addition, the Company owns shares of Executone Information Systems, Inc. (see Note 6) which are included in available- for-sale securities at April 30, 1999.

         The following table sets forth the cost and estimated fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):


                                                                 COST                          FAIR VALUE
                                                     -----------------------------       ----------------------

        Proforma
     April 30, 1999
   Available-For-Sale
US Government Agencies                                                  $ 65,195                     $ 65,375
Corporate Common Equities                                                     --                       27,118
Corporate Notes                                                            1,758                        1,882
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 67,488                     $ 94,910
                                                     =============================       ======================
   Held-To-Maturity

US Government Agencies                                                  $  1,253                     $  1,252
Corporate Notes                                                            1,245                        1,244
                                                     -----------------------------       ----------------------
Total                                                                   $  2,498                     $  2,496
                                                     =============================       ======================


                                                                 COST                          FAIR VALUE
                                                     -----------------------------       ----------------------
        Proforma
    October 31, 1998
   Available-For-Sale
US Government Agencies                                                  $ 33,586                     $ 33,687
Corporate Notes                                                            1,893                        1,815
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 36,014                     $ 36,037
                                                     =============================       ======================
   Held-To-Maturity
US Government Agencies                                                  $ 12,504                     $ 12,468
Corporate Notes                                                            2,244                        2,242
                                                     -----------------------------       ----------------------
Total                                                                   $ 14,748                     $ 14,710
                                                     =============================       ======================



                                                                 COST                          FAIR VALUE
                                                     -----------------------------       ----------------------

        Proforma
    October 31, 1997
   Available-For-Sale
Marketable Securities                                                   $  4,007                     $ 38,067
US Government Agencies                                                    15,542                       15,445
Corporate Notes                                                            2,276                        2,320
Federal Home Loan Bank Stock                                                 535                          535
                                                     -----------------------------       ----------------------
Total                                                                   $ 22,360                     $ 56,367
                                                     =============================       ======================
   Held-To-Maturity
US Government Agencies                                                  $ 17,088                     $ 16,985
Corporate Notes                                                            2,241                        2,247
                                                     -----------------------------       ----------------------
Total                                                                   $ 19,329                     $ 19,232
                                                     =============================       ======================





REGULATORY RESTRICTIONS AND CAPITAL ADEQUACY

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of April 30, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Berkshire Bank as of April 30, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):

                               THE BERKSHIRE BANK

                                    Proforma



                                                                                                    TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                    FOR CAPITAL                 PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES             ACTION PROVISIONS
                                               ---------------    -------------------        ---------------------
                                               AMOUNT    RATIO    AMOUNT     RATIO           AMOUNT        RATIO
                                               ------    -----    ------     -----           ------        -----

APRIL 30, 1999
Total Capital (to Risk-Weighted Assets)       $12,068    21.2%    $ 4,547    >=8.0%           $ 5,684     >=10.0%
Tier I Capital (to Risk-Weighted Assets)       11,356    20.0%      2,273    >=4.0%             3,410      >=6.0%
Tier I Capital (to Average Assets)             11,356     8.5%      5,361    >=4.0%             6,701      >=5.0%

APRIL 30, 1998
Total Capital (to Risk-Weighted Assets)         9,918    21.1%      3,752    >=8.0%             4,690     >=10.0%
Tier I Capital (to Risk-Weighted Assets)        9,330    19.9%      1,876    >=4.0%             2,814      >=6.0%
Tier I Capital (to Average Assets)              9,330     8.7%      4,295    >=4.0%             5,368      >=5.0%

OCTOBER 31, 1998
Total Capital (to Risk-Weighted Assets)        10,573    22.2%      3,817    >=8.0%             4,771     >=10.0%
Tier I Capital (to Risk-Weighted Assets)        9,974    20.9%      1,909    >=4.0%             2,863      >=6.0%
Tier I Capital (to Average Assets)              9,974     9.1%      4,397    >=4.0%             5,497      >=5.0%

OCTOBER 31, 1997
Total Capital (to Risk-Weighted Assets)         9,180    19.8%      3,714    >=8.0%             4,642     >=10.0%
Tier I Capital (to Risk-Weighted Assets)        8,598    18.5%      1,857    >=4.0%             2,785      >=6.0%
Tier I Capital (to Average Assets)              8,598     8.8%      3,899    >=4.0%             4,874      >=5.0%

OCTOBER 31, 1996
Total Capital (to Risk-Weighted Assets)         8,427    27.6%      2,445    >=8.0%             3,056     >=10.0%
Tier I Capital (to Risk-Weighted Assets)        8,040    26.3%      1,222    >=4.0%             1,834      >=6.0%
Tier I Capital (to Average Assets)              8,040    11.4%      2,811    >=4.0%             3,514      >=5.0%

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Company as of April 30, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):

                                  THE COMPANY
                                    PROFORMA

                                                                                                    TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                    FOR CAPITAL                 PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES             ACTION PROVISIONS
                                               ---------------    -------------------        ---------------------
                                               AMOUNT    RATIO    AMOUNT     RATIO           AMOUNT        RATIO
                                               ------    -----    ------     -----           ------        -----


APRIL 30, 1999
Total Capital (to Risk-Weighted Assets)        53,394     62.2%       6,866   >=8.0%           8,583      >=10.0%
Tier I Capital (to Risk-Weighted Assets)       52,546     61.2%       3,433   >=4.0%           5,150       >=6.0%
Tier I Capital (to Average Assets)             52,546     39.2%       5,361   >=4.0%           6,701       >=5.0%

APRIL 30, 1998
Total Capital (to Risk-Weighted Assets)        52,613    108.6%       3,867   >=8.0%           4,834      >=10.0%
Tier I Capital (to Risk-Weighted Assets)       52,007    107.4%       1,933   >=4.0%           2,900       >=6.0%
Tier I Capital (to Average Assets)             52,007     40.5%       5,135   >=4.0%           6,418       >=5.0%

OCTOBER 31, 1998
Total Capital (to Risk-Weighted Assets)        51,563    108.5%       3,801   >=8.0%           4,751      >=10.0%
Tier I Capital (to Risk-Weighted Assets)       50,964    107.3%       1,900   >=4.0%           2,851       >=6.0%
Tier I Capital (to Average Assets)             50,964     34.1%       5,975   >=4.0%           7,468       >=5.0%

OCTOBER 31, 1997
Total Capital (to Risk-Weighted Assets)        15,450     18.3%       6,747   >=8.0%           8,435      >=10.0%
Tier I Capital (to Risk-Weighted Assets)       14,868     17.6%       3,371   >=4.0%           5,061       >=6.0%
Tier I Capital (to Average Assets)             14,868     11.6%       5,141   >=4.0%           6,426       >=5.0%

OCTOBER 31, 1996
Total Capital (to Risk-Weighted Assets)        13,334     20.9%       5,096   >=8.0%           6,370      >=10.0%
Tier I Capital (to Risk-Weighted Assets)       12,947     20.3%       2,548   >=4.0%           3,822       >=6.0%
Tier I Capital (to Average Assets)             12,947     12.4%       4,173   >=4.0%           5,216       >=5.0%

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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to, among other things, fund operating expenses, support asset growth at the Bank, acquire new business operations, and pay shareholder dividends. At April 30, 1999, Berkshire Bancorp Inc. had approximately $40 million of cash and $27 million of marketable securities and is not dependent upon the receipt of dividends from the Bank to fund its obligations.

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

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit
         Number            Description
         ------            -----------
         27                Financial Data Schedule.


b. There were no reports filed by Company on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BERKSHIRE BANCORP INC.
                                       ----------------------
                                            (REGISTRANT)




Date:   June 17, 1999                  By:  /s/ Steven Rosenberg
       --------------                     ______________________________________
                                          STEVEN ROSENBERG
                                          PRESIDENT AND CHIEF
                                          FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                     Sequential
Number            Description                               Page Number
------            -----------                               -----------
27                Financial Data Schedules                     28






                            STATEMENT OF DIFFERENCES

The greater-than or equal-to sign shall be expressed as .............>=