Form 10-Q
period 1999-07-31
BERKSHIRE BANCORP INC /DE/
filed 1999-09-27
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JULY 31, 1999
                               -----------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:   0-13649
                        -----------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                    94-2563513
-----------------------------------                     -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

  160 BROADWAY, NEW YORK, NEW YORK                                   10038
--------------------------------------------                     --------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (212) 791-5362
                                                    ------------------


                           COOPER LIFE SCIENCES, INC.
                -------------------------------------------------
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

         As of September 24, 1999, there were 2,127,265 outstanding shares of the issuers Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                     INDEX

                                                         PAGE NO.
                                                         --------
         PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          July 31, 1999 and October 31, 1998                 3

          Consolidated Statements of Income
          For The Three and Nine Months Ended
          July 31, 1999 and 1998                             4

          Consolidated Statements of Cash Flows
          For The Nine Months Ended
          July 31, 1999 and 1998                             5

          Notes to Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                      11


         PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   25

Signature                                                    26

Index of Exhibits                                            27

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             July 31,          October 31,
                                                               1999               1998
                                                         ------------------------------------
ASSETS
Cash and due from banks                                     $   1,949           $      58
Interest bearing deposits                                       6,985              65,200
Federal funds sold                                             17,500                  --
                                                            ---------           ---------
Total cash and cash equivalents                                26,434              65,258
Investment Securities:
   Available-for-sale                                          91,080                  --
   Held-to-maturity                                             2,140                  --
                                                            ---------           ---------
Total investment securities                                    93,220                  --
Loans, net of unearned income                                  44,507                  --
Loans held for sale                                             2,212                  --
   Less: allowance for loan losses                               (875)                 --
                                                            ---------           ---------
Net loans                                                      45,844                  --
Accrued interest receivable                                     1,692                  --
Premises and equipment, net                                       414                  --
Deferred taxes                                                    350                 925
Prepaid expenses and other                                        832                 647
Goodwill, net of amortization of $425                          14,189                  --
                                                            ---------           ---------
Total assets                                                $ 182,975           $  66,830
                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                     $  18,810           $      --
   Interest bearing                                            76,892                  --
                                                            ---------           ---------
Total deposits                                                 95,702                  --
Securities sold under agreements to repurchase                  1,500                  --
Accrued interest payable                                          273                  --
Accrued expenses and accounts payable                           1,586               1,185
Income taxes payable                                            2,286                 179
Deferred taxes payable                                          5,555                  --
                                                            ---------           ---------
Total liabilities                                             106,902               1,364
                                                            ---------           ---------
Stockholders' equity
   Preferred stock - $.10 Par value:                               --                  --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized  -- 10,000,000 shares
      Issued      --  2,566,095 shares
      Outstanding --
         July 31, 1999, 2,126,265 shares
         October 31, 1998, 2,126,265 shares                       256                 256
Additional paid-in capital                                     78,546              78,546
Accumulated other comprehensive income, net                     7,088                  --
Accumulated deficit                                            (7,044)            (10,563)
Less: Common stock in treasury - at cost:
   July 31, 1999, 439,830 shares
   October 31, 1998, 439,830 shares
                                                               (2,773)             (2,773)
                                                            ---------           ---------
Total stockholders' equity                                     76,073              65,466
                                                            ---------           ---------
                                                            $ 182,975           $  66,830
                                                            =========           =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   (UNAUDITED)

                                                      For the                          For the
                                                 Three Months Ended               Nine Months Ended
                                                      July 31,                         July 31,
                                            ----------------------------     ---------------------------
                                                1999            1998             1999           1998
                                              --------        --------         --------       --------
Interest income                               $  2,406        $    913         $  6,014       $  2,457
Interest expense                                   731              --            1,787             --
                                              --------        --------         --------       --------
Net interest income                              1,675             913            4,227          2,457
Provision for loan losses                           10              --               30             --
                                              --------        --------         --------       --------
Net interest income after
   provision for loan losses                     1,665             913            4,197          2,457
                                              --------        --------         --------       --------
Other income:
   Investment securities gains                   2,973              --            4,614         38,909
   Other income                                    138              --              471             --
                                              --------        --------         --------       --------
Total other income                               3,111              --            5,085         38,909
                                              --------        --------         --------       --------
Other expense:
   General and administrative                    1,082             131            1,886            717
   Amortization of goodwill                        182              --              425             --
   Other                                          (261)             --              154             --
                                              --------        --------         --------       --------
Total non-interest expense                       1,003             131            2,465            717
                                              --------        --------         --------       --------
Income before provision for taxes                3,773             782            6,817         40,649
Provision for income taxes                       1,707             440            3,085          3,670
                                              --------        --------         --------       --------
Net income                                    $  2,066        $    342         $  3,732       $ 36,979
                                              ========        ========         ========       ========
Net income per share:
   Basic                                      $    .97        $    .16         $   1.76       $  17.39
                                              ========        ========         ========       ========
   Diluted                                    $    .91        $    .15         $   1.65       $  16.37
                                              ========        ========         ========       ========
Weighted average number of
 shares outstanding
   Basic                                         2,126           2,126            2,126          2,126
                                              ========        ========         ========       ========

   Diluted                                       2,265           2,263            2,261          2,259
                                              ========        ========         ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                For The Nine Months Ended
                                                                      July 31, 1999
                                                            ----------------------------------
                                                                 1999               1998
                                                                ------             ------
   Cash flows from operating activities:
Net income                                                     $  3,732           $ 36,979
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Gain on investment securities                                    (4,614)           (38,909)
(Increase) in deferred taxes                                       (350)              (925)
Depreciation and amortization                                       479                 --
Provision for loan losses                                            30                 --

   Changes in assets and liabilities:
   (Increase) in accrued interest receivable                       (942)                --
   Decrease in prepaid expenses and other                           108                 78
   Increase (decrease) in accounts payable, other accrued
      expenses, liabilities and income taxes payable              3,968             (1,312)
                                                               --------           --------
   Net cash provided by (used in) operating activities            2,411             (4,089)
                                                               --------           --------

   Cash flows from investing activities:
Investment in The Berkshire Bank                                (25,215)                --
Proceeds from sales of The Cooper Companies,
   Inc. and Executone Information Systems, Inc.
   common stock                                                   4,766             44,617
Net (increase) in federal funds sold                              4,939                 --
Investment securities available for sale
   Purchases                                                    (25,657)                --
Net increase in loans                                            (4,709)                --
Net increase in loans held for sale                              (2,084)                --
Acquisition of premises and equipment                              (162)                --
                                                               --------           --------
Net cash provided by (used in) investing activities             (48,122)            44,617
                                                               --------           --------

   Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                  (2,227)                --
Net (decrease) in interest bearing deposits                      (8,173)                --
Dividends paid                                                     (213)                --
                                                               --------           --------
Net cash (used in) financing activities                         (10,613)                --
                                                               --------           --------

   Net increase (decrease) in cash                              (56,324)            40,528
   Cash - beginning of period                                    65,258             25,887
                                                               --------           --------
   Cash - end of period                                        $  8,934           $ 66,415
                                                               ========           ========
Supplemental cash flow information:
   Cash used to pay interest                                   $  1,787           $     --
   Cash used to pay taxes                                      $    985           $  4,159

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of July 31, 1999 and October 31, 1998 and the consolidated results of its operations for the three and nine month periods ended July 31, 1999 and 1998, and its consolidated cash flows for the nine month periods ended July 31, 1999 and 1998.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998

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

NOTE 3. -  COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted SFAS No. 130 "Comprehensive Income." SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. Accumulated other comprehensive income was approximately $7,088,000 net of deferred taxes, at July 31, 1999. Comprehensive income for the nine months ended July 31, 1998 was $10,820,000 which includes reclassification adjustments of $3,045,000 net of income tax expense of $1,569,000. There were no transactions for the nine months ended July 31, 1998 which would generate other comprehensive income.

NOTE 4. -  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

         The following table summarizes loan balances (including loans held for sale) by category as of July 31, 1999 (in thousands):

                                                                        July 31, 1999
                                                        --------------------------------------
                                                              Amount            % of Total
                                                        ------------------  ------------------
Commercial and professional loans                                $  6,072                13.0%
Secured by real estate                                             37,084                79.4
Personal                                                            2,924                 6.3
Other                                                                 639                 1.3
                                                        ------------------  ------------------
Total loans                                                      $ 46,719               100.0 %
                                                                            ==================
Less:
 Allowance for loan losses                                           (875)
                                                        ------------------
Loans, net                                                       $ 45,844
                                                        ==================


         The Company accounts for its impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. As of July 31, 1999, the Company did not have any non accrual or impaired loans.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998

NOTE 5. - SECURITIES

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at July 31, 1999 (dollars in thousands):

                            WEIGHTED                          GROSS              GROSS
                            AVERAGE                         UNREALIZED         UNREALIZED      FAIR
                             YIELD              COST          GAINS              LOSSES        VALUE
                         ---------------   -------------     ----------        ----------    --------
AVAILABLE-FOR-SALE
 U.S. Government
  Agency Obligations
Due within one year           5.2%            $ 10,000        $     --         $   (50)      $ 9,950
Due after one year            5.0               40,009              --            (162)       39,847
 through five years
Due after five years          4.9               14,131              --            (117)       14,014
 through ten years
Due after ten years           4.8               10,217              --             (67)       10,150
                                           ------------     -----------     ------------   ----------
                                                74,357              --            (396)       73,961
                                           ------------     -----------     ------------   ----------
 Corporate Notes
Due within one year            --                  --              --               --           --
Due after one year            6.8                  955              --             (66)          889
 through five years
Due after five years          6.8                1,841              --             (34)        1,807
 through ten years
Due after ten years            --                   --              --               --           --
                                           ------------     -----------     ------------   ----------
                                                 2,796              --            (100)        2,696
                                           ------------     -----------     ------------   ----------

Executone Information          --                   --          13,888               --       13,888
 Systems, Inc.
 Common Stock
 Federal Home Loan            7.0                  535              --               --          535
  Bank Stock
                                           ------------     -----------     ------------   ----------
                                                   535          13,888               --       14,423
                                           ------------     -----------     ------------   ----------
                                                77,688          13,888            (496)       91,080
                                           ============     ===========     ============   ==========
HELD-TO-MATURITY
 U.S. Government
  Agency Obligations
Due within one year           4.5             $  1,000              --              (1)          999
Due after one year            4.9                  184              --              (1)          183
 through five years
Due after five years          5.0                  125              --               --          125
 through ten years
Due after ten years           5.3                  335               1               --          336
                                           ------------     -----------     ------------   ----------
                                                 1,644               1              (2)        1,643
                                           ------------     -----------     ------------   ----------
   Corporate Notes
Due within one year            --                   --              --               --           --
Due after one year            5.9                  496               1               --          497
 through five years
Due after five years           --                   --              --               --           --
 through ten years
Due after ten years            --                   --              --               --           --
                                           ------------     -----------     ------------   ----------
                                                   496               1               --          497
                                           ------------     -----------     ------------   ----------
                                                 2,140               2              (2)        2,140
                                           ============     ===========     ============   ==========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 1999 AND 1998

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

         At July 31, 1999, the Company owned 3,366,888 shares of Executone Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $13.9 million, net of deferred taxes of approximately $5.5 million, has been recorded as a component of other accumulated comprehensive income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company") for the three and nine months ended July 31, 1999 and 1998. References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein. Historical discussion and analysis is not presented because it is not meaningful.

         The unaudited proforma combined consolidated financial information set forth in the following tables is presented for informational purposes only and is not necessarily indicative of the combined financial position or results of operations that would have occurred had the acquisition of The Berkshire Bank been consummated on October 31, 1998 or at the beginning of the periods indicated. The Company utilizes a fiscal year which ends on October 31 for reporting purposes, whereas the Bank utilizes a fiscal year which ends on December 31 for such purposes. The consolidated financial information presented herein combines the financial information of the Company as of its fiscal year end and the Bank as of the twelve months ending September 30. For the period July 31, 1999 and 1998, the Bank's financial information was prepared as of and for the nine months ended June 30, 1999 and 1998 and combined with the Company's financial information as of and for the nine months ended July 31, 1999 and 1998.

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

                                                                   Nine Months Ended                   Twelve Months Ended
                                                                        July 31,                           October 31,
                                                                ------------------------      -------------------------------------
                                                                     1999         1998             1998        1997          1996
                                                                  -------      -------          -------      -------      -------
EARNINGS SUMMARY:
Interest income                                                  $  7,064     $  6,998         $  9,392    $   6,076    $   4,617
Interest expense                                                    2,237        2,706            3,642        3,836        4,292
                                                                 --------     --------         --------    ---------    ---------
Net interest income                                                 4,827        4,292            5,750        2,240          325
Provision for possible loan losses                                     40           45               60           60          455
                                                                 --------     --------         --------    ---------    ---------
Net interest income after provision for possible loan losses        4,787        4,247            5,690       2,180          (130)
Other income (loss)                                                 5,137       39,123           39,311      17,336        (1,023)
Other expenses                                                      2,973        3,092            4,474       4,214         4,195
                                                                 --------     --------         --------    ---------    ---------
Income (loss) before income taxes and extraordinary items           6,951       40,278           40,527      15,302        (5,348)
Income taxes                                                        2,382        3,736            3,258         145            14
                                                                 --------     --------         --------    ---------    ---------
Income (loss) before extraordinary items                            4,569       36,542           37,269      15,157        (5,362)
Extraordinary items                                                    --           --              150          --            --
                                                                 --------     --------         --------    ---------    ---------
Net income (loss)                                                $  4,569     $ 36,542         $ 37,119    $ 15,157     $ (5,362)
                                                                 ========     ========         ========    ========     =========
PER SHARE DATA:
Weighted average common shares outstanding-basic                    2,126        2,126            2,126       2,147         2,149
Weighted average common shares outstanding-diluted                  2,261        2,259            2,258       2,244         2,149
Net income per common share- basic                               $   2.15     $  17.19         $  17.46    $   7.06     $   (2.50)
Net income per common share- diluted                             $   2.02     $  16.18         $  16.44    $   6.75     $   (2.43)
Dividends paid per common share                                  $    .10     $     --         $    .72    $     --     $      --

BALANCE SHEET SUMMARY:
Investment securities                                            $ 94,604     $ 46,473         $ 50,785    $ 75,696     $  70,000
Cash and cash equivalents                                          26,434       43,470           47,472      18,816         8,800
Loans, net                                                         46,361       38,779           38,994      36,992        24,380
Allowance for loan losses                                            (874)        (785)            (803)       (723)         (824)
Total assets                                                      182,975      149,940          155,388     152,961       118,953
Deposits                                                           95,702       96,266           86,232      89,469        61,581
Stockholder's equity                                             $ 76,073     $ 74,334         $ 64,958    $ 60,176     $  30,064

PERFORMANCE RATIOS:
Return on average assets                                              3.3%        32.5%            23.9%        9.9%         (4.5)%
Return on average equity                                              8.0         65.5             57.4        25.2         (17.8)
Average equity to average assets                                     41.6         49.6             41.1        39.3          25.3
Net Interest Margin                                                   4.2          3.9              3.9         2.3           0.5

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1998.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the actual results of operations for the three and six months ended July 31, 1999 only include operations of the Berkshire Bank from the date of acquisition.

         Prior to the acquisition of the Bank, the Company was not engaged in any business operations. Therefore, the results of operations for the three and nine months ended July 31, 1999 and the results of operations for the three and nine months ended July 31, 1998 (a period when the Company was not engaged in any business operations) are not directly comparable.

NET INCOME. Net income for the three months ended July 31, 1999 was $2.06 million, or $.91 per diluted share, as compared to $342,000, or $.15 per diluted share, for the three months ended July 31, 1998, an increase of approximately 83%. Net income for the nine months ended July 31, 1999 was $3.73 million, or $1.65 per diluted share, as compared to $36.98 million, or $16.37 per diluted share, for the six months ended July 31, 1998. Net income in the 1998 period included a pre-tax gain of $38.91 million, or $17.22 per diluted share, on sales of marketable securities.

NET INTEREST INCOME AND AVERAGE BALANCES. Net interest income for the three months ended July 31, 1999 was $1.67 million as compared to $913,000 for the three months ended July 31, 1998, an increase of 45%. Net interest income for the nine months ended July 31, 1999 was $4.22 million as compared to $2.45 million for the nine months ended July 31, 1998, an increase of 42%.

         The yields on average interest earning assets increased to 6.7% in 1999 from 6.4% in 1998 due to higher yields on interest-bearing deposits and federal funds sold, partially offset by lower yields on loan and investment securities. The cost of interest bearing liabilities increased to 5.1% in 1999 from 4.3% in 1998 due to the higher rates paid on interest bearing deposits. However, the Company's net interest margin on interest earning assets increased to 4.2% in 1999 from 3.9% in 1998 due to the growth in non-interest earning demand deposits.

         Average balances for non-interest bearing demand deposits increased by 22.8% to $17.5 million in 1999 from $13.5 million in 1998. Average balances for interest bearing deposits and other borrowings decreased by 19.2% to $67.3 million in 1999 from $83.3 million in 1998.

         Average interest earning assets totaled $140.1 million for or the nine months ended July 31, 1999 as compared to $145.7 million in the comparable 1998 period, a decrease of $5.6 million or 3.8%. The decrease in average interest earning assets was due to the decrease in interest bearing deposits and federal funds sold to $36.7 million from $63.6, partially offset by the increase in average loans to $41.7 million from $37.9 and the increase in investment securities to $61.6 from $44.1 million.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended July 31, 1999, total non-interest income was $3.11 million of which $2.97 million was due to realized gains on sales of marketable securities. Total non-interest income for the nine months ended July 31, 1999 was $5.08 million, of which $4.61 million was due to realized gains on sales of marketable securities, as compared to $38.91 million in the prior year period.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended July 31, 1999 increased by 872,000, or 87%, to $1.0 million from $131,000 for the three months ended July 31, 1998. Total non-interest expense for the nine months ended July 31, 1999 increased by $1.75 million, or 71%, to $2.46 million from $717,000 for the nine months ended July 31, 1998. The increase in 1999 includes $1.63 million of operating expenses of the Bank from January 4, 1999, the date of the acquisition, and $425,000 for the amortization of goodwill, which were offset by a decrease of $305,000 in the parent company legal and professional fees.


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

                                                PROFORMA INTEREST RATE SENSITIVITY GAP AT JULY 31, 1999
                                                        (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                 -------------------------------------------------------------------------------------

                                     3 MONTHS         3 THROUGH        1 THROUGH         OVER
                                     OR LESS          12 MONTHS         3 YEARS          3 YEARS           TOTAL
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Federal funds sold                  $   20,000        $      --        $      --        $      --        $   20,000
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Interest bearing deposits in banks       6,957              100               --               --             7,057
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Loans(1)(2)
  Adjustable rate loans                 14,337            6,848            2,684            2,346            26,215
  Fixed rate loans                          --              754            1,060           18,332            20,146
  Other loans                               --               --               --               --                --
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Total loans                             14,337            7,602            3,744           20,678            46,361
Investments(3)(4)                        2,216           11,934           17,099           49,255            80,504
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Total rate-sensitive assets             43,510           19,636           20,843           69,933           153,922
                                 ----------------  ---------------  ---------------  ---------------  ----------------

Deposits accounts(5)
  Savings and NOW                       11,691               --               --               --            11,691
  Money market                          41,096               --               --               --            41,096
  Time deposits                         22,734            5,676                2            1,613            30,025
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Total deposit accounts                  75,521            5,676                2            1,613            82,812
Other borrowings                            --               --               --            1,500             1,500
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Total rate sensitive liabilities        75,521            5,676                2            3,113            84,312
                                 ----------------  ---------------  ---------------  ---------------  ----------------
Gap (repricing differences)            (32,011)          13,960           20,841           66,820            69,610
                                 ================  ===============  ===============  ===============  ================
Cumulative Gap                         (32,011)         (18,051)           2,790           69,610
                                 ================  ===============  ===============  ===============
Cumulative Gap to Total Rate
 Sensitive Assets                    (20.8)%          (11.7)%            1.8%            45.2%
                                 ================  ===============  ===============  ===============

-----------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.

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

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated (dollars in thousands):

                                                                 PROFORMA
                                                        NINE MONTHS ENDED JULY 31,
                                                   ------------------------------------
                                                          1999              1998
                                                      ------------      ------------
Average loans outstanding                               $ 42,595          $ 38,741
                                                      ============      ============
Allowance at beginning of period                             803               723
Charge-offs:
   Real Estate Loans                                          36                --
                                                      ------------      ------------
      Total loans charged-off                                 36                --
                                                      ------------      ------------
Recoveries:
   Commercial and Other Loans                                 67                17
                                                      ------------      ------------
      Total loans recovered                                   67                17
                                                      ------------      ------------
Net (charge-offs) recoveries                                  31                17
Provision for loan losses charged to
   operating expenses                                         40                45
                                                      ------------      ------------
Allowance at end of period                                   874               785
                                                      ============      ============
Ratio of net recoveries (charge-offs)
   to average loans outstanding                              .08%              .04%
                                                      ============      ============
Allowance as a percent of total loans                       1.85%             1.98%
                                                      ============      ============
Total loans at end of period                            $ 47,235          $ 39,564
                                                      ============      ============

                                                          PROFORMA
                                               TWELVE MONTHS ENDED OCTOBER 31,
                                         --------------------------------------------
                                          1998               1997               1996
                                      ------------       ------------       ------------
Average loans outstanding               $ 39,085           $ 31,081           $ 24,199
                                      ============       ============       ============
Allowance at beginning
   of period                                 723                824                893
Charge-offs:
   Commercial and Other Loans                 --                 --                314
   Real Estate Loans                          --                196                232
                                      ------------       ------------       ------------
      Total loans charged-off                 --                196                546
                                      ------------       ------------       ------------

Recoveries:
   Commercial and Other Loans                 20                 28                 22
   Real Estate Loans                          --                  7                 --
                                      ------------       ------------       ------------
      Total loans recovered                   20                 35                 22
                                      ------------       ------------       ------------
Net (charge-offs) recoveries                 (20)               161                524
Provision for loan losses
   charged to operating expenses              60                 60                455
                                      ------------       ------------       ------------
Allowance at end of period                   803                723                824
                                      ============       ============       ============
Ratio of net recoveries
   (charge-offs) to average
   loans outstanding                        (.15)%              .19%              2.17%
                                      ============       ============       ============
Allowance as a percent of
   total loans                              2.02%              1.92%              3.27%
                                      ============       ============       ============
Total loans at end of period            $ 39,797           $ 37,715           $ 25,204
                                      ============       ============       ============


LOAN PORTFOLIO

         Loan Portfolio Composition. The Bank's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Bank's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At July 31, 1999, the Bank had total loans of $45.8 million, including $2.2 million of loans held for sale, and an allowance for loan losses of $875,000. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Bank's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                PROFORMA
                                                JULY 31,
                                  --------------------------------------
                                          1999               1998
                                      ------------       ------------
                                         AMOUNT             AMOUNT
                                      ------------       ------------
Commercial and professional loans       $  5,212           $  4,319
Secured by real estate                    38,657             32,096
Personal                                   3,195              1,876
Other                                        171              1,273
                                      ------------       ------------
Total loans                               47,235             39,564
Less:
   Allowance for loan losses                 874                785
                                      ------------       ------------
Loans, net                              $ 46,361           $ 38,779
                                      ============       ============

                                                           PROFORMA
                                                          OCTOBER 31,
                                   --------------------------------------------------------
                                          1998               1997               1996
                                      ------------       ------------       ------------
                                         AMOUNT             AMOUNT             AMOUNT
                                      ------------       ------------       ------------
Commercial and professional loans       $  3,548           $  7,011           $  5,646
Secured by real estate                    33,015             27,164             16,152
Personal                                   1,970              2,275              2,447
Other                                      1,264              1,265                959
                                      ------------       ------------       ------------
Total loans                               39,797             37,715             25,204
Less:
 Allowance for loan losses                   803                723                824
                                      ------------       ------------       ------------
Loans, net                              $ 38,994           $ 36,992           $ 24,380
                                      ============       ============       ============


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

                                                           PROFORMA
                                                           JULY 31,
                                                 ---------------------------
                                                      1999         1998
                                                    --------     --------
Nonaccrual loans:
Secured by real estate                                 --           30
                                                    --------     --------
Total nonaccrual loans                                 --           30
                                                    --------     --------

Total nonperforming loans                              --           30
                                                    ========     ========
Total nonperforming loans to total assets              --%         .02%
                                                    ========     ========


                                                                    PROFORMA
                                                                   OCTOBER 31,
                                                -------------------------------------------------
                                                   1998               1997               1996
                                               -------------      -------------      -------------
Nonaccrual loans:
Commercial and Other Loans                        $    --            $    --            $   114
Secured by real estate                                 30                237                555
                                               -------------      -------------      -------------

Total nonaccrual loans                                 30                237                669
                                               -------------      -------------      -------------

Total nonperforming loans                         $    30            $   237            $   669
                                               =============      =============      =============

Total nonperforming loans to                          .08%               .63%              2.65%
   total assets
                                               ============       ============       ============


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

         As required by the Statement of Financial Accounting Standard No. 115 ("SFAS No. 115"), securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth. The Bank does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. The Bank generally classifies all newly purchased debts securities as available for sale in order to maintain the flexibility to sell those securities if the needs arises. The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago. In addition, the Company owns shares of Executone Information Systems, Inc. (see Note 6) which are included in available-for-sale securities at July 31, 1999.

         The following table sets forth the cost and estimated fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):

                                                COST             FAIR VALUE
                                            ------------       --------------
          Proforma
        July 31, 1999
    Available-For-Sale
US Government Agencies                        $ 75,999            $ 75,762
Corporate Common Equities                           --              13,888
Corporate Notes                                  2,802               2,768
Federal Home Loan Bank Stock                       535                 535
                                            ------------       -------------
Total                                         $ 79,336            $ 92,953
                                            ============       =============
    Held-To-Maturity
US Government Agencies                        $  1,155            $  1,157
Corporate Notes                                    496                 495
                                            ------------       -------------
Total                                         $  1,651            $  1,652
                                            ============       =============

                                                COST             FAIR VALUE
                                            ------------       --------------
          Proforma
       October 31, 1998
    Available-For-Sale
US Government Agencies                        $ 33,586            $ 33,687
Corporate Notes                                  1,893               1,815
Federal Home Loan Bank Stock                       535                 535
                                            ------------       -------------
Total                                         $ 36,014            $ 36,037
                                            ============       =============
    Held-To-Maturity
US Government Agencies                        $ 12,504            $ 12,468
Corporate Notes                                  2,244               2,242
                                            ------------       -------------
Total                                         $ 14,748            $ 14,710
                                            ============       =============

                                                COST             FAIR VALUE
                                            ------------       --------------
          Proforma
       October 31, 1997
    Available-For-Sale
Marketable Securities                         $  4,007            $ 38,067
US Government Agencies                          15,542              15,445
Corporate Notes                                  2,276               2,320
Federal Home Loan Bank Stock                       535                 535
                                            ------------       -------------
Total                                         $ 22,360            $ 56,367
                                            ============       =============
    Held-To-Maturity
US Government Agencies                        $ 17,088            $ 16,985
Corporate Notes                                  2,241               2,247
                                            ------------       -------------
Total                                         $ 19,329            $ 19,232
                                            ============       =============


REGULATORY RESTRICTIONS AND CAPITAL ADEQUACY

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of July 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Berkshire Bank as of July 31, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):


                               THE BERKSHIRE BANK

                                    PROFORMA


                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                            FOR CAPITAL              PROMPT CORRECTIVE
                                                  ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                            -------------------         -------------------         -------------------

                                              AMOUNT     RATIO            AMOUNT     RATIO            AMOUNT    RATIO
JULY 31, 1999
Total Capital (to Risk-Weighted Assets)      $12,569     21.3%           $ 4,733    >=8.0%           $ 5,916    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      11,828     20.0%             2,366    >=4.0%             3,550     >=6.0%
Tier I Capital (to Average Assets)            11,828      8.3%             5,686    >=4.0%             7,108     >=5.0%

JULY 31, 1998
Total Capital (to Risk-Weighted Assets)       10,188     21.1%             3,851    >=8.0%             4,814    >=10.0%
Tier I Capital (to Risk-Weighted Assets)       9,584     19.9%             1,926    >=4.0%             2,888     >=6.0%
Tier I Capital (to Average Assets)             9,584      8.9%             4,291    >=4.0%             5,364     >=5.0%

OCTOBER 31, 1998
Total Capital (to Risk-Weighted Assets)       10,573     22.2%             3,817    >=8.0%             4,771    >=10.0%
Tier I Capital (to Risk-Weighted Assets)       9,974     20.9%             1,909    >=4.0%             2,863     >=6.0%
Tier I Capital (to Average Assets)             9,974      9.1%             4,397    >=4.0%             5,497     >=5.0%

OCTOBER 31, 1997
Total Capital (to Risk-Weighted Assets)        9,180     19.8%             3,714    >=8.0%             4,642    >=10.0%
Tier I Capital (to Risk-Weighted Assets)       8,598     18.5%             1,857    >=4.0%             2,785     >=6.0%
Tier I Capital (to Average Assets)             8,598      8.8%             3,899    >=4.0%             4,874     >=5.0%

OCTOBER 31, 1996
Total Capital (to Risk-Weighted Assets)        8,427     27.6%             2,445    >=8.0%             3,056    >=10.0%
Tier I Capital (to Risk-Weighted Assets)       8,040     26.3%             1,222    >=4.0%             1,834     >=6.0%
Tier I Capital (to Average Assets)             8,040     11.4%             2,811    >=4.0%             3,514     >=5.0%

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Company as of July 31, 1999 and 1998 and October 31, 1998, 1997 and 1996 (dollars in thousands):


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                    PROFORMA


                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                            FOR CAPITAL             PROMPT CORRECTIVE
                                                  ACTUAL                 ADEQUACY PURPOSES          ACTION PROVISIONS
                                            -------------------         -------------------         -------------------

                                              AMOUNT     RATIO            AMOUNT     RATIO            AMOUNT    RATIO
JULY 31, 1999
Total Capital (to Risk-Weighted Assets)       55,671     67.8%             6,566    >=8.0%             8,208    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      54,796     66.8%             3,283    >=4.0%             4,925     >=6.0%
Tier I Capital (to Average Assets)            54,796     33.8%             6,486    >=4.0%             5,414     >=5.0%

JULY 31, 1998
Total Capital (to Risk-Weighted Assets)       52,910    106.8%             3,964    >=8.0%             4,955    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      52,160    105.6%             1,982    >=4.0%             2,973     >=6.0%
Tier I Capital (to Average Assets)            52,160     48.2%             4,331    >=4.0%             5,414     >=5.0%

OCTOBER 31, 1998
Total Capital (to Risk-Weighted Assets)       51,563    108.5%             3,801    >=8.0%             4,751    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      50,964    107.3%             1,900    >=4.0%             2,851     >=6.0%
Tier I Capital (to Average Assets)            50,964     34.1%             5,975    >=4.0%             7,468     >=5.0%

OCTOBER 31, 1997
Total Capital (to Risk-Weighted Assets)       15,450     18.3%             6,747    >=8.0%             8,435    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      14,868     17.6%             3,371    >=4.0%             5,061     >=6.0%
Tier I Capital (to Average Assets)            14,868     11.6%             5,141    >=4.0%             6,426     >=5.0%

OCTOBER 31, 1996
Total Capital (to Risk-Weighted Assets)       13,334     20.9%             5,096    >=8.0%             6,370    >=10.0%
Tier I Capital (to Risk-Weighted Assets)      12,947     20.3%             2,548    >=4.0%             3,822     >=6.0%
Tier I Capital (to Average Assets)            12,947     12.4%             4,173    >=4.0%             5,216     >=5.0%

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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to, among other things, fund operating expenses, support asset growth at the Bank, acquire new business operations, and pay shareholder dividends. At July 31, 1999, Berkshire Bancorp Inc. had approximately $42.5 million of cash and $14.1 million of marketable securities and is not dependent upon the receipt of dividends from the Bank to fund its obligations.

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


                                         BERKSHIRE BANCORP INC.
                                         ----------------------
                                             (REGISTRANT)



Date:   September 27, 1999        By:       /s/ Steven Rosenberg
       -------------------             --------------------------
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