Form 10-K405
period 1999-10-31
BERKSHIRE BANCORP INC /DE/
filed 2000-01-31
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                         Commission File Number 0-13649

                             BERKSHIRE BANCORP INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of January 18, 2000: $34,847,173.

Number of shares of Common Stock outstanding as of January 18, 2000: 2,127,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, loss of key senior management, major disruptions in the operations of the Company's banking facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue, acquisition integration costs, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, litigation costs, and items listed in the sections entitled "Business" and "Management's Discussion" in this Annual Report on Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Berkshire Bancorp Inc. (formerly Cooper Life Sciences, Inc.), a Delaware corporation ("Berkshire") is a bank holding companies under the Bank Holding Company Act. On August 6, 1998, Berkshire made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Bank"), a New York state-chartered commercial bank and on January 4, 1999, purchased approximately 99% of the outstanding shares of common stock of the Bank. (See Note A of Notes to Consolidated Financial Statements). As used in this Annual Report on Form 10-K, the term "Company" shall mean Berkshire and its consolidated subsidiaries unless the context otherwise requires. The Company was not engaged in any business operations during the fiscal year ended October 31, 1998. At present, the Bank comprises the Company's only business operations.

         Berkshire's obligation to purchase shares pursuant to the tender offer was subject to various conditions including, among others, the receipt of required regulatory approvals from the New York State Banking Board and the Board of

Governors of the Federal Reserve System (the "Federal Reserve"). The approvals were received in December 1998. As a result of the acquisition, Berkshire became a bank holding company under the Bank Holding Company Act. As a bank holding company, Berkshire is subject to extensive regulation by the Federal Reserve and the Bank remains subject to extensive regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Superintendent of Banks of the State of New York. See "Regulation" below. At present, the Bank comprises the Company's only business operations.

         On December 10, 1999, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31. The report covering the two month transition period ending December 31, 1999 will be filed on Form 10-K.

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

         The Bank has sought to diversify its revenues and its customer base through an active merchant credit card processing operation. The Bank, working in conjunction with two separate credit card service companies, provides credit card charge slip processing for merchants. This activity, which the Bank undertook beginning in early 1997, results in fee income for the services provided, allows the Bank to build deposit balances from the merchant customers, and also allows the Bank to cross-sell other banking services to merchants as appropriate. Back office processing is conducted by an independent service company, while the Bank provides deposit and other traditional banking services to the merchants.

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

OPERATIONS OF THE BANK

         Reference is made to the information set forth in Item 7 herein ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for information as to various aspects of the Bank's operations, activities and conditions.

SUBSIDIARY ACTIVITIES

         The Bank is permitted under New York and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has no subsidiaries.

REGULATION

         On January 4, 1999, as a result of the acquisition of the Bank, Berkshire became a bank holding company under federal law and registered as such with the Federal Reserve. The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the FDIC.

         Both the Berkshire and the Bank are subject to extensive state and federal regulation of their activities. The following discussion summarizes certain banking laws and regulations that affect Berkshire and the Bank. Proposals to change these laws and regulations are frequently proposed in Congress, in the New York State legislature, and before state and federal bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature of which cannot now be predicted.

         Most recently, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which makes major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, authorizes affiliations among commercial banks, securities underwriting firms and insurance underwriting firms.

BANK HOLDING COMPANY REGULATION

         The Federal Reserve is authorized to make regular examinations of the Company and its nonbank subsidiaries. Under federal law and Federal Reserve regulations, the activities in which the Company and its nonbank subsidiaries may engage are limited. The Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve, except as specifically authorized under federal law and Federal Reserve regulations. The Company, subject to the approval of the Federal Reserve, may acquire more than 5% of the voting shares of non-banking corporations if those corporations engage in activities which the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These limitations also apply to activities in which the Company engages directly rather than through a subsidiary. However, pursuant to Section 103 of the Gramm-Leach-Bliley Act, the Company may elect, provided it meets certain conditions, to engage in a significantly broader range of activities or own shares of companies that engage in such broader activities - those that are determined to be financial in nature or incidental to such financial activity or complementary in certain situations, to a financial activity.

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

         The Federal Reserve requires that bank holding companies maintain a minimum ratio of primary capital to total assets of 5.5% and a minimum level of total capital (primary plus secondary capital) equal to 6% of total assets. In calculating capital ratios, the allowance for loan losses, which is a component of primary capital, is added back in determining total assets. Certain capital components, such as debt and perpetual preferred stock, are includable as capital only if they satisfy certain definitional tests.

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

         At October 31, 1999, the Company satisfies all applicable Federal Reserve minimum capital requirements.

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

         INTER-STATE BANKING. Bank holding companies may generally acquire banks in any state. Federal law also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate new interstate branches whenever the host state opts-in to that authority. Bank holding companies and banks that want to engage in such activities must be adequately capitalized and managed.

         The New York Banking Law generally authorizes interstate branching in New York as a result of a merger, purchase of assets or similar transaction. An out of state bank may not first enter New York by opening a new branch in New York, but once a branch is acquired as described in the preceding sentence, additional new branches may be opened.

REGULATION OF THE BANK

         In general, the powers of the Bank are limited to the express powers described in the New York Banking Law and powers incidental to the exercise of those express powers. The Bank is generally authorized to accept deposits and make loans on terms and conditions determined to be acceptable to the Bank. Loans may be unsecured, secured by real estate, or secured by personal property. The Bank may also invest assets in bonds, notes or other debt securities which are not in default and certain limited classes of equity securities including certain publicly traded equity securities in an amount aggregating not more than 2% of assets or 20% of capital. The Bank may also engage in a variety of other traditional activities for commercial banks, such as the issuance of letters of credit.

         The exercise of these state-authorized powers is limited by FDIC regulations and other federal laws and regulations. In particular, FDIC regulations limit the investment activities of state-chartered, FDIC-insured banks such as the Bank.

         Under FDIC regulations, the Bank generally may not directly or indirectly acquire or retain any equity investment that is not permissible for a national bank. In addition, the Bank may not directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the applicable FDIC insurance fund and the Bank is in compliance with applicable regulatory capital requirements. FDIC regulations permit real estate investments under certain circumstances. The Bank does not engage in real estate investing.

         LOANS TO ONE BORROWER. With certain exceptions, the Bank may not make loans or other extensions of credit to a single borrower, or certain related groups of borrowers, in an aggregate amount in excess of 15% of the Bank's net worth, plus an additional 10% of the Bank's net worth if such amount is secured by certain types of readily marketable collateral. In addition, the Bank is not permitted to make a mortgage loan in excess of 15% of capital stock, surplus fund and undivided profits.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of October 31, 1999, the Bank's Tier I leverage capital ratio was 7.8%.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of October 31, 1999, the Bank maintained a 19.5% Tier I risk-based capital ratio and a 20.7% total risk-based capital ratio.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of October 31, 1999, the Bank was well capitalized under all three of these standards.

         COMMUNITY REINVESTMENT ACT. The Bank must, under federal law, meet the credit needs of its community, including low and moderate income segments of its community. The FDIC is required, in connection with its examination of the Bank, to assess whether the Bank has satisfied this requirement. Failure to satisfy this requirement could adversely affect certain applications which the Bank may make, such as branch applications, merger applications, and applications for permission to purchase branches. In the case of Berkshire, the Federal Reserve will assess the record of each subsidiary bank in considering certain applications by Berkshire. The New York Banking Law contains similar provisions applicable to the Bank.

         DIVIDENDS FROM THE BANK TO THE COMPANY. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 1997 and 1998 calendar years totaled $2,116,000 and the Bank's net profits for the first ten months of calendar 1999 were $1,060,000. However, the ability of Berkshire to pay dividends is not presently dependent upon the receipt of dividends from the Bank.

         Under federal law, the Bank may not make any capital distribution to Berkshire, including any dividend or repurchase of the Bank's stock, if, after making such distribution, the Bank fails to meet the required minimum capital ratio requirements discussed below. The FDIC may prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.

         TRANSACTIONS WITH RELATED PARTIES. The Company, its direct non-banking subsidiaries and other companies controlled by shareholders who control the Company are affiliates, within the meaning of the Federal Reserve Act, of the Bank and its subsidiaries. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act.

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

         The Bank may make loans to its directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits. Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, the Bank may make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank has no such benefit or compensation programs.

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

         The FDIC's enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. As indicated above, the FDIC is required to take prompt action to correct deficiencies in banks which do not satisfy specified FDIC capital ratio requirements. Dividends, other capital distributions or the payment of management fees to any controlling person are prohibited if, following such distribution or payment, a bank would be undercapitalized. An undercapitalized bank must file a plan to restore its capital within 45 days after being notified that it is undercapitalized. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are subject to increasing prohibitions on permitted activities, and increasing levels of regulatory supervision, based upon the severity of their capital problems. The FDIC is required to monitor closely the condition of an undercapitalized bank. Enforcement action taken by the FDIC can escalate to the appointment of a conservator or receiver of a critically undercapitalized bank.

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

         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for the most recent quarter was equal to 0.01184% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes.

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

DISCONTINUED OPERATIONS

         On December 19, 1995, as the result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (See Note C of Notes to Consolidated Financial Statements.)

COMMON STOCK OF THE COOPER COMPANIES, INC.

         The Company owned shares of common stock of The Cooper Companies, Inc. (the "TCC Common Stock"), a Delaware corporation, the common stock of which is traded on the New York Stock Exchange (see Note C of Notes to Consolidated Financial Statements.) The Company sold all of its shares of TCC Common Stock in open market transactions during 1998. The proceeds of such sales were used by the Company to fund its operating expenses and to provide the cash which was used in connection with the acquisition of the Bank and other new business opportunities.

PERSONAL HOLDING COMPANY STATUS

         For the fiscal years ended October 31, 1999 and 1998, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, the Company is required to pay an additional income tax or issue a dividend to its shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. On September, 14, 1999 and October 19, 1998, the Board of Directors of the Company declared cash dividends in the amounts of $.12 and $.72 per common share, respectively. (See Dividends in Item 5).

EMPLOYEES

         On January 18, 2000, Berkshire had one full time employee and the Bank employed approximately 22 full time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

         The following are Berkshire's and the Bank's principal facilities, all of which are leased, as of January 18, 2000:


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

                                                              HIGH              LOW
FISCAL YEAR ENDED OCTOBER 31, 1998                            ----              ---
----------------------------------
November 1, 1997 to January 31, 1998                          37 7/8            25 1/4
February 1, 1998 to April 30, 1998                            41                35 3/4
May 1, 1998 to July 31, 1998                                  42 1/2            36 1/2
August 1, 1998 to October 31, 1998                            41 1/2            27 1/8

                                                              HIGH              LOW
                                                              ----              ---
FISCAL YEAR ENDED OCTOBER 31, 1999
----------------------------------
November 1, 1998 to January 31, 1999                          41                29 1/2
February 1, 1999 to April 30, 1999                            43 1/16           32
May 1, 1999 to July 31, 1999                                  45                39 1/2
August 1, 1999 to October 31, 1999                            39 1/2            34

         As of the close of business on January 18, 2000, there were approximately 2,287 holders of record of the Company's Common Stock.

DIVIDENDS

         On November 16, 1998, the Company paid a special dividend of $.72 per Common Share to shareholders of record as of the close of business on October 29, 1998. On October 29, 1999, the Company paid a special dividend of $.12 per Common Share to shareholders of record as of the close of business on October 25, 1999. The primary purpose for declaring these dividends was the probable then current status of the Company as a "personal holding company" for federal income tax purposes; and that, as a result thereof, if said dividends were not declared and paid to the Company's shareholders, the Company would incur substantial additional federal income tax liability.

         On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company in the amount of $.20 per share per annum, payable in equal semi-annual installments of $.10 each. Pursuant to said policy, the Board of Directors declared and the Company paid a cash dividend of $.10 per share on April 30, 1999 and $.10 per share on October 29, 1999 to shareholders of record as of the close of business on April 15, 1999 and October 15, 1999, respectively. The declaration, payment and amount of such dividends in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                         FIVE YEAR FINANCIAL HIGHLIGHTS

                           YEAR-END FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

         The following is a summary of certain financial information with respect to the Company's fiscal years ended October 31, 1999, 1998, 1997, 1996, and 1995. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                  OCTOBER 31,
                                                         -------------------------------------------------------------
                                                         1999         1998           1997          1996           1995
                                                         ----         ----           ----          ----           ----
Balance Sheet Data:
-------------------

Total Assets                                         $180,986      $66,830        $64,521       $34,138        $19,102

Loans, net                                             59,652           --             --            --             --

Investment Securities                                  82,876           --         38,067        33,572         13,645

Goodwill                                               12,195           --             --            --             --

Deposits                                              102,318           --             --            --             --

Stockholders' Equity                                   73,306       65,466         61,729        33,177         16,920

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                         FIVE YEAR FINANCIAL HIGHLIGHTS
                     SUMMARY OF CONSOLIDATED OPERATIONS(a)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FOR THE FISCAL YEARS ENDED OCTOBER 31,

                                                              1999           1998           1997           1996           1995
                                                              ------         ------         ------         ------         ------
Interest income                                             $  8,525       $  3,313       $    669        $    --        $    --
Interest expense                                               2,548             --             --            138            193
                                                            --------       --------       --------        -------        -------
Net interest income before
 provision for loan losses                                     5,977          3,313            669           (138)          (193)
Provision for loan losses                                         45             --             --             --             --
                                                            --------       --------       --------        -------        -------
Net interest income                                            5,932          3,313            669           (138)          (193)

Investment securities gains (losses)                           7,622         38,909         16,845            772           (376)
Other income                                                     633             44            119             22             51
Other expenses                                                 2,948          1,066            823          2,905          1,132
Amortization of goodwill                                         608             --             --             --             --
                                                            --------       --------       --------        -------        -------

Income (loss) from continuing
 operations before income taxes                               10,631         41,200         16,810         (2,249)        (1,650)
Provision for income taxes                                     4,091          3,573            100             --             --
                                                            --------       --------       --------        -------        -------
Income (loss) from continuing
 operations                                                    6,540         37,627         16,710         (2,249)        (1,650)
Gain from discontinued
 operations                                                       --             --             --             --          2,823
                                                            --------       --------       --------        -------        -------

Net income (loss)                                           $  5,820       $ 37,627       $ 16,710        $(2,249)       $ 1,173
                                                            ========       ========       ========        =======        =======

Net income (loss) per share

Basic:
 Continuing operations                                      $   3.08        $ 17.70       $   7.78        $ (1.05)       $  (.75)
 Discontinued operations                                          --             --             --             --           1.28
                                                            --------       --------       --------        -------        -------

Net income (loss) per share                                 $   3.08       $  17.70       $   7.78        $ (1.05)       $   .53
                                                            ========       ========       ========        =======        =======

Diluted:
 Continuing operations                                      $   2.89       $  16.66        $  7.45        $ (1.05)       $  (.75)
 Discontinued operations                                          --             --             --             --           1.28
                                                            --------       --------        -------        -------        -------
Net income (loss) per share                                 $   2.89       $  16.66       $   7.45        $ (1.05)       $   .53
                                                            ========       ========       ========        =======        =======

Cash dividends per common share                             $    .32       $    .72       $     --        $    --        $    --
                                                            ========       ========       ========        =======        =======


Selected Operating Ratios

 Return on average assets                                        3.9%          55.0%          32.9%         (7.7)%           5.1%
 Return on average equity                                        6.2%          57.2%          33.8%         (8.3)%           5.8%
 Net interest margin                                             4.4%           4.8%           1.3%            --             --
 Average equity/average assets                                  48.3%          96.2%          97.3%         92.6 %          86.8%
 Allowance for loan losses/total                                 1.5%            --             --             --             --
 loans

(a) The prior years' amounts have been reclassified to conform to the current years' presentation.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company") for the fiscal years ended October 31, 1999 and 1998. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 "Business" herein.

GENERAL

         The Company's historic financial statements included in this Form 10-K for the twelve months ended October 31, 1999 do not include the operations of the Bank for the period from November 1, 1998 through January 3, 1999. However, to ensure comparability with prior year periods, the income statement data discussed for the twelve months ended October 31, 1999 are based upon proforma data for the Company after the acquisition of the Bank, and the Company during fiscal 1999 prior to the acquisition. Proforma information as of and for the fiscal years ended October 31, 1998 and 1997 has been provided for comparison purposes. All data as of and for the twelve months ended October 31, 1998 and 1997 are from the Company only.

         To ensure comparability with the Bank in future periods, the Company will change its fiscal year to December 31.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                  PROFORMA SELECTED CONSOLIDATED FINANCIAL DATA

         The following sets forth a comparison of selected financial data which reflects the balances and results of operations on an unaudited proforma consolidated basis as if the acquisition of The Berkshire Bank had become effective on October 31, 1999, 1998 and 1997, in the case of balance sheet information presented, and at the beginning of the periods indicated, in the case of operations information presented. Period end amounts have been utilized to calculate performance ratios (dollars in thousands, except per share amounts):

                                                                                    Twelve Months Ended
                                                                                        October 31,
                                                                          ------------------------------------------
                                                                               1999            1998            1997
                                                                          ----------  --------------  --------------
Earnings Summary:
Interest income                                                           $   9,515       $   9,392       $   6,076
Interest expense                                                              2,964           3,642           3,836
                                                                          ---------       ---------       ---------
Net interest income                                                           6,551           5,750           2,240
Provision for possible loan losses                                               45              60              60
                                                                          ---------       ---------       ---------
Net interest income after provision
 for possible loan losses                                                     6,506           5,690           2,180
Other income (loss)                                                           8,355          39,311          17,336
Other expenses                                                              (4,156)           4,474           4,214
                                                                          ---------       ---------       ---------
Income (loss) before income taxes and
 extraordinary items                                                         10,705          40,527          15,302
Income taxes                                                                  4,844           3,258             145
                                                                          ---------       ---------       ---------
Income (loss) before extraordinary items                                      5,861          37,269          15,157
Extraordinary items                                                              --             150              --
                                                                          ---------       ---------       ---------
Net income (loss)                                                         $   5,861       $  37,119       $  15,157
                                                                          =========       =========       =========
Per Share Data:

Weighted average common shares outstanding-basic                              2,126           2,126           2,147
Weighted average common shares outstanding-diluted                            2,261           2,258           2,244
Net income per common share- basic                                        $    2.76       $   17.46       $    7.06
Net income per common share- diluted                                      $    2.59       $   16.44       $    6.75
Dividends paid per common share                                           $     .32       $     .72       $      --

Balance Sheet Summary:

Investment securities                                                     $  82,876       $  50,785       $  75,696
Cash and cash equivalents                                                    23,829          47,472          18,816
Loans, net                                                                   59,652          38,994          36,992
Allowance for loan losses                                                      (905)           (803)           (723)
Total assets                                                                183,148         155,388         152,961
Deposits                                                                    102,318          86,232          89,469
Stockholder's equity                                                      $  72,586       $  64,958       $  60,176

Performance Ratios:

Return on average assets                                                        3.3%           23.9%            9.9%
Return on average equity                                                        8.4%           57.4%           25.2%
Average equity to average assets                                               39.6%           41.1%           39.3%
Net Interest Margin                                                             4.4%            3.9%            2.3%

DISCUSSION OF RESULTS OF OPERATIONS

OVERVIEW

         1999 COMPARED TO 1998. Net income was $6.5 million or $2.89 per diluted share for fiscal 1999, compared to $37.6 million or $16.66 per diluted share for fiscal 1998. The decrease in net income is primarily due to the decrease in investment securities gains from $38.9 million in fiscal 1998 to $7.6 million in fiscal 1999.

         1998 COMPARED TO 1997. Net income was $37.6 million or $16.66 per diluted share for fiscal 1998, compared to $16.7 million or $7.45 per diluted share for fiscal 1997. The increase in net income was primarily due to the increase in investment securities gains from $16.8 million in fiscal 1997 to $38.9 million in fiscal 1998.

SEGMENTS

         Management has determined that the Company operates in one business segment, community banking. The Bank's principal business activity consists of gathering deposits from the general public and investing those deposits in residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. In addition, the Bank invests those deposits in debt obligations issued by the U.S. Government, its agencies, business corporations and mortgage-backed securities.

NET INTEREST INCOME

         Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Nonperforming loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Company designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

         The Company's average balances, interest, and average yields are set forth on the following tables (in thousands, except percentages):

                                                                            Proforma
                                                                           (Unaudited)
                                                                 Twelve Months Ended October 31,
                                                                 -------------------------------
                                                                              1999
                                                                              -----
                                                                           Interest          Average
                                                            Average         and               Yield/
                                                            Balance        Dividends           Rate
                                                            -------        ---------         --------
INTEREST-EARNING ASSETS:
Loans (1)                                                   $  44,893      $  3,623              8.07%
Investment securities                                          66,352         3,760              5.67
Other (2)(5)                                                   38,573         2,132              5.53
                                                            ---------      --------              ----
Total interest-earning assets                                 149,818         9,515              6.35
                                                                                                 ----
Noninterest-earning assets                                     45,340
                                                            ---------
Total Assets                                                $ 195,158
                                                            =========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits                                      53,236         1,669              3.14
Time deposits                                                  21,714         1,205              5.55
Other borrowings                                                1,514            90              5.94
                                                            ---------     ---------              ----
Total interest-bearing                                         76,464         2,964              3.88
 liabilities
                                                                          ---------              ----
Demand deposits                                                17,485
Noninterest-bearing liabilities                                 6,994
Stockholders' equity (5)                                       94,215
                                                            ---------
Total liabilities and
 stockholders' equity                                       $ 195,158
                                                            =========
Net interest income                                                        $  6,551
                                                                           ========
Interest-rate spread (3)                                                                         2.47%
                                                                                                 ====
Net interest margin (4)                                                                          4.37%
                                                                                                 ====
Ratio of average interest-earning
 assets to average interest
 bearing liabilities                                             1.96%
                                                            =========

----------------------
(1)      Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.

                                                                             Proforma
                                                                             (Unaudited)
                                                                    Twelve Months Ended October 31,
                                                                    --------------------------------
                                                          1998                                          1997
                                                          ----                                          ----
                                                      Interest          Average                        Interest          Average
                                        Average         and              Yield/         Average         and              Yield/
                                        Balance       Dividends           Rate          Balance        Dividends          Rate
                                        -------       ---------         -------         -------        ---------         --------
INTEREST-EARNING ASSETS:
Loans (1)                               $ 39,085      $ 3,325               8.51%       $ 31,081       $ 2,771              8.92%
Investment securities                     45,569        2,713               5.95          76,095         2,284              3.00
Other (2)(5)                              61,051        3,354               5.49          19,352         1,021              5.27
                                        --------      -------               ----        --------       -------              ----
Total interest-earning assets            145,705        9,392               6.45         126,528         6,076              4.80
                                                                            ----                                            ----
Noninterest-earning assets                18,222                                          16,556
                                        --------                                        --------
Total Assets                            $163,927                                        $143,084
                                        ========                                        ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 58,273        2,320               3.98          39,234         1,442              3.67
Time deposits                             25,203        1,299               5.15          31,926         1,663              5.21
Other borrowings                             382           23               6.02           8,151           731              8.97
                                        --------      -------               ----        --------       -------              ----
Total interest-bearing
 liabilities                              83,858        3,642               4.34          79,311         3,836              4.84
                                                      -------                                          -------              ----
Demand deposits                           13,144                                           8,721
Noninterest-bearing liabilities            2,623                                             972
Stockholders' equity (5)                  64,302                                          54,080
                                        --------                                        --------
Total liabilities and
 stockholders' equity                   $163,927                                        $143,084
                                        ========                                        ========

Net interest income                                   $ 5,750                                          $ 2,240
                                                      =======                                          =======

Interest-rate spread (3)                                                    2.11%                                           (.84)%
                                                                            ====                                            ====

Net interest margin (4)                                                     3.95%                                           2.34%
                                                                            ====                                            ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                        1.74%                                           1.59%
                                        ========                                        ========

----------------------
(1)      Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.

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

                                                                  Proforma
                                                       Twelve Months Ended October 31,
                                                              1999 versus 1998
                                                         Increase (Decrease) Due to
                                          ---------------------------------------------------------
                                                Rate             Volume                 Total
                                          ----------------- -----------------     -----------------
Interest-earning assets:
 Loans                                      $    (34)         $    332              $    298
 Investment securities                           (15)            1,062                 1,047
 Other                                             2            (1,224)               (1,222)
                                            --------          --------              --------
Total                                            (47)              170                   123
                                            --------          --------              --------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                      (128)             (523)                 (651)
 Time deposits                                    (5)              (89)                  (94)
 Other borrowings                                 --                67                    67
                                            --------          --------              --------
Total                                           (133)             (545)                 (678)
                                            --------          --------              --------

Net interest income                         $     86          $    715              $    801
                                            ========          ========              ========


                                                                  Proforma
                                                       Twelve Months Ended October 31,
                                                              1998 versus 1997
                                                         Increase (Decrease) Due to
                                          ---------------------------------------------------------
                                                Rate             Volume                 Total
                                          ----------------- -----------------     -----------------
Interest-earning assets:
 Loans                                       $   (132)          $    686             $    554
 Securities                                       (19)               448                  429
 Other                                             45              2,288                2,333
                                             --------           --------             --------
Total                                            (106)             3,422                3,316
                                             --------           --------             --------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                        125                753                  878
 Time deposits                                    (18)              (346)                (364)
 Other borrowings                                (181)              (527)                (708)
                                             --------           --------             --------
Total                                            (747)              (120)                (194)
                                             --------           --------             --------

Net interest income                          $    (32)          $  3,542             $  3,510
                                             ========           ========             ========

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

NON-INTEREST INCOME

         Non-interest income consists primarily of service fee income and the realized gains on sales of investment securities.

NON-INTEREST EXPENSE

         The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. The amortization of intangible assets of $608,000 in 1999 is a result of the goodwill recorded in the acquisition of the Bank.

INCOME TAXES

         The provision for income taxes was $4.01 million for fiscal 1999, $3.57 million for fiscal 1998, and $100,000 for fiscal 1997. In 1998 and 1997, the Company utilized its remaining net operating loss carryforwards to offset taxes which would have been due. The Company's income in 1999 was fully taxable.

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total securities investments, are debt securities issued by the Federal Home Loan Mortgage Corporation (Freddy
Mac), the Federal National Mortgage Association (Fanny Mae) or the Government National Mortgage Association (Ginny Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $2 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

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

         The following table sets forth the cost and estimated fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):


                                                              COST             FAIR VALUE
                                                              ----             ----------
                     OCTOBER 31, 1999
  Available-For-Sale
U.S. Government Agencies                                    $ 65,934            $ 66,468
Mortgage-backed securities                                     4,841               4,768
Marketable equity securities and other                         4,572              11,143
                                                            --------            --------
Total                                                       $ 75,347            $ 80,775
                                                            ========            ========
  Held-To-Maturity
U.S. Government Agencies                                    $  1,605            $  1,603
Corporate notes                                                  496                 496
                                                            --------            --------
Total                                                       $  2,101            $  2,099
                                                            ========            ========


                                                              COST             FAIR VALUE
                                                              ----             ----------
                         PROFORMA
                     OCTOBER 31, 1998
  Available-For-Sale
U.S. Government Agencies                                    $ 33,586            $ 33,687
Corporate notes                                                1,893               1,815
Federal Home Loan Bank Stock                                     535                 535
                                                            --------            --------
Total                                                       $ 36,014            $ 36,037
                                                            ========            ========
  Held-To-Maturity
U.S. Government Agencies                                    $ 12,504            $ 12,468
Corporate notes                                                2,244               2,242
                                                            --------            --------
Total                                                       $ 14,748            $ 14,710
                                                            ========            ========


                                                              COST             FAIR VALUE
                                                              ----             ----------
                         PROFORMA
                     OCTOBER 31, 1997
  Available-For-Sale
U.S. Government Agencies                                    $ 15,542            $ 15,445
Corporate notes                                                2,276               2,320
Marketable equity securities                                   4,007              38,067
Federal Home Loan Bank Stock                                     535                 535
                                                            --------            --------
Total                                                       $ 22,360            $ 56,367
                                                            ========            ========
  Held-To-Maturity
U.S. Government Agencies                                    $ 17,088            $ 16,985
Corporate notes                                                2,241               2,247
                                                            --------            --------
Total                                                       $ 19,329            $ 19,232
                                                            ========            ========

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at October 31, 1999 (dollars in thousands):

                                     WEIGHTED
                                      AVERAGE
                                       YIELD            COST         FAIR VALUE
                                     --------           ----         ----------
AVAILABLE-FOR-SALE
  U.S. Government
   Agencies Obligations
Due within one year                    5.15%        $ 10,000        $  9,968
Due after one year
 through five years                    5.27           39,989          39,288
Due after five years
 through ten years                     5.30           13,175          12,899
Due after ten years                    5.40            7,611           7,476
                                                    --------        --------
                                                      70,775          69,631
                                                    --------        --------
  Corporate Notes
Due within one year                                       --              --
Due after one year
 through five years                    8.20              904             778
Due after five years
 through ten years                     7.90              640             581
Due after ten years                    8.00              200             194
                                                    --------        --------
                                                       1,744           1,553
                                                    --------        --------
  Executone Information
   Systems, Inc.
   Common Stock                         --                --           6,837
  Preferred Stocks                     8.56            2,293           2,219
  Federal Home Loan
   Bank Stock                          8.29              535             535
                                                    --------        --------
                                                       2,828           9,591
                                                    --------        --------
                                                    $ 75,347        $ 80,775
                                                    ========        ========
HELD-TO-MATURITY
  U.S. Government
   Agencies Obligations
Due within one year                    4.50              998             997
Due after one year
 through five years                    6.60              155             155
Due after five years
 through ten years                     6.40              123             122
Due after ten years                    6.50              329             329
                                                    --------        --------
                                                       1,605           1,603
                                                    --------        --------
  Corporate Notes
Due within one year
Due after one year
 through five years                    5.47              496             496
Due after five years
 through ten years
Due after ten years
                                                    --------        --------
                                                         496             496
                                                    --------        --------
                                                    $  2,101        $  2,099
                                                    ========        ========

LOAN PORTFOLIO

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At October 31, 1999, the Company had total loans of $60.5 million and an allowance for loan losses of approximately $905,000. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         At October 31, 1999, the Bank's total capital was approximately $13.3 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $2.0 million, with an additional approximately $1.3 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $2.0 million. At October 31, 1999, the Bank was in compliance with these standards.

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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                              October 31,
                                   -------------------------------------------------------------------
                                         1999                               1998
                                   -------------------------------- ----------------------------------
                                                      % of                                  % of
                                           Amount     Total                     Amount      Total
                                          --------   --------                 ---------    -------
Commercial and
 professional loans                       $  6,824     11.3%                   $  3,548      8.9%
Secured by real
 estate                                     51,300     84.7                      33,015     82.9
Personal                                     1,932      3.2                       1,970      5.0
Other                                          501      0.8                       1,264      3.2
                                           --------  --------                  ---------  -------
Total loans                                 60,557    100.0%                     39,797    100.0%
                                                     ========                             =======
Less:
 Allowance for loan
 losses                                       (905)                                (803)
                                          ---------                           ----------
Loans, net                                $ 59,652                             $ 38,994
                                          =========                           ==========


                                                                       October 31,
                                   -------------------------------------------------------------------------------------------
                                         1997                             1996                             1995
                                   -------------------------------- -------------------------------- -------------------------
                                                      % of                              % of                             % of
                                         Amount       Total              Amount         Total             Amount         Total
                                   ----------------  -------------- -----------------  ------------- -----------------  ------
Commercial and
 professional loans                       $  7,011     18.6%            $   5,646       22.4%              $  7,856       34.3%
Secured by real                             27,164     72.0                16,152       64.1                 12,388       54.1
 estate
Personal                                     2,275      6.0                 2,447        9.7                  2,288       10.0
Other                                        1,265      3.4                   959        3.8                    371        1.6
                                          ---------  --------            ---------     --------            ---------     ------
Total loans                                 37,715    100.0%               25,204      100.0%                22,903      100.0%
                                                     ========                          ========                          ======
Less:
 Allowance for loan

 losses                                       (723)                          (824)                            (893)
                                          ---------                      ---------                      -----------
Loans, net                                $ 36,992                       $ 24,380                         $ 22,010
                                          =========                      =========                      ===========

IMPAIRED LOAN BALANCE, NONACCRUAL LOANS AND LOANS GREATER THAN 90 DAYS STILL ACCRUING

         The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate or loans past due more than 90 days still accruing during these periods (dollars in thousands).


                                                                            PROFORMA
                                                                           OCTOBER 31,
                                                                          -------------
                                         1999              1998               1997              1996       1995
                                         ----              ----               ----              ----       ----
Nonaccrual loans:
Commercial and other loans              $  --             $  --              $  --             $ 114       $  682
Secured by real estate                    121                30                237               555          801
                                        -----             -----              -----             -----       ------
Total nonaccrual loans                    121                30                237               669        1,483
                                        -----             -----              -----             -----       ------
Total nonperforming loans               $ 121             $  30              $ 237             $ 669       $1,483
                                        =====             =====              =====             =====       ======
Total nonperforming loans
 to total assets                          .07%              .08%               .63%             2.65%        2.01%
                                        =====             =====              =====             =====       ======

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                      October 31, 1999
                                     -------------------------------------------------------
                                          Allowance
                                           for Loan           Percent of          Percent of
                                            Losses            Allowance           Total Loans
                                      ---------------      ---------------     ----------------
Commercial and
 professional loans                        $  --                 --%                  --%
Secured by real estate                        59                6.5                 0.12
Personal and other                            58                6.4                 0.11
General allowance (1)                        788               87.1                 1.56
                                           -----              -----                 ----
Total allowance
 for loan losses                           $ 905              100.0%                1.79%
                                           =====              =====                 ====

------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                      October 31, 1999
                                     ----------------------------------------------------------
                                          Allowance
                                           for Loan           Percent of          Percent of
                                            Losses            Allowance           Total Loans
                                      ---------------      ---------------     ----------------
Commercial and
 professional loans                         $  --               -- %                 --%
Secured by real estate                         64               8.0                 0.2
Personal and other                              2               0.2                  --
General allowance (1)                         737              91.8                 1.8
                                            -----             -----                ----
Total allowance
 for loan losses                            $ 803             100.0%                2.0%
                                            =====             =====                ====

----------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                      October 31, 1999
                                     -------------------------------------------------------
                                          Allowance
                                           for Loan           Percent of          Percent of
                                            Losses            Allowance           Total Loans
                                      ---------------      ---------------     ----------------
Commercial and
 professional loans                         $  --                 --%                -- %
Secured by real estate                        119               16.5                 0.3
Personal and other                              6                0.8                  --
General allowance (1)                         598               82.7                 1.6
                                            -----              -----                ----
Total allowance
 for loan losses                            $ 723              100.0%                1.9%
                                            =====              =====                ====

--------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                October 31, 1996
                                                ----------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                       ---------------  ---------------      ---------------
Commercial and
 professional loans                         $   6            0.7%                 --%
Secured by real estate                        322           39.0                 1.3
Personal and other                             57            6.9                 0.2
General allowance (1)                         439           53.4                 1.8
                                            -----          -----                 ---
Total allowance
 for loan losses                            $ 824          100.0%                3.3%
                                            =====          =====                 ===


--------------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                               October 31, 1995
                                               ----------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                        --------------  ---------------     ----------------
Commercial and
 professional loans                      $  97              10.9%              0.42%
Secured by real estate                     344              38.5               1.50
Personal and other                         183              20.5               0.80
General allowance (1)                      269              30.1               1.18
                                         -----             -----               ----
Total allowance
 for loan losses                         $ 893             100.0%              3.90%
                                         =====             =====               ====

------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

         The following table sets forth proforma information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates at October 31, 1999 (dollars in thousands):

                                                                  Proforma
                                                               October 31, 1999
                                                               ----------------
                                                    WITHIN           1 TO            AFTER
                                                    1 YEAR          5 YEARS         5 YEARS          TOTAL
                                                   --------        ---------       ---------        ------
Commercial-fixed rate                              $  1,250        $     --        $     --         $  1,250
                                                   --------        --------        --------         --------
Total fixed rate                                      1,250              --              --              --
                                                   --------        --------        --------         --------
Commercial-adjustable rate                            3,730           6,849           2,890           13,469
                                                   --------        --------        --------         --------
Total adjustable rate                                 3,730           6,849           2,890           13,469
                                                   --------        --------        --------         --------
Total                                              $  4,980        $  6,849        $  2,890         $ 14,719
                                                   ========        ========        ========         ========

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                                           Proforma
                                                               Twelve Months Ended October 31,
                                                               -------------------------------
                                                  1999            1998            1997             1996            1995
                                                  ----            ----            ----             ----            ----
Average loans outstanding                       $ 48,387        $ 39,085        $ 31,081         $ 24,199         $21,708
                                                ========        ========        ========         ========         =======
Allowance at beginning of period                     803             723             824              893           1,329
Charge-offs:
 Commercial and other loans                           --              --              --              314             549
 Real estate loans                                    31              --             196              232              --
                                                --------        --------        --------         --------         -------
  Total loans charged-off                             31              --             196              546             549
                                                --------        --------        --------         --------         -------
Recoveries:
 Commercial and other loans                           78              20              28               22              63
 Real estate loans                                    --              --               7               --              --
                                                --------        --------        --------         --------         -------
  Total loans recovered                               78              20              35               22              63
                                                --------        --------        --------         --------         -------
  Net (charge-offs) recoveries                        47              20             161              524            (486)
                                                --------        --------        --------         --------         -------
Provision for loan losses
 charged to operating expenses                        55              60              60              455              50
                                                --------        --------        --------         --------         -------
Allowance at end of period                           905             803             723              824             893
                                                --------        --------        --------         --------         -------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                        .09%            .05%            .51%            2.17%           2.24%
                                                ========        ========        ========         ========         =======
Allowance as a percent of total loans               1.49%           2.02%           1.92%            3.27%           3.90%
                                                ========        ========        ========         ========         =======
Total loans at end of period                    $ 60,557        $ 39,797        $ 37,715         $ 25,204         $22,903
                                                ========        ========        ========         ========         =======

DEPOSITS

         The Bank concentrates on obtaining deposits from businesses and professionals. The Bank offers a number of different deposit programs, including statement savings accounts, NOW accounts, money market deposits accounts, checking accounts and certificates of deposits with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank prices its deposit offerings competitively within the market it serves. These products are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds is very competitive, the Bank believes that personalized, quality service is also an important element in retaining core deposit customers.

         The following table summarizes the composition of major deposit categories (dollars in thousands):


                                               OCTOBER 31,
                                                   1999
                                              ---------------
                                                       % OF
                                               AMOUNT  TOTAL
                                              -------- ------
Demand deposits                               $ 14,676   14.3%
NOW and money market                            52,286   51.1
Savings deposits                                 4,348    4.4
Time deposits                                   31,008   30.3
                                              -------- ------
Total deposits                                $102,318   100 %
                                              ======== ======

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $27,477,000 at October 31, 1999.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of October 31, 1999 (in thousands):

                                                                        OCTOBER 31,
                                                                           1999
                                                                       ------------
3 months or less                                                          $  23,282
Over 3 months but within 6 months                                             1,844
Over 6 months but within 12 months                                              111
Over 12 months                                                                2,240
                                                                          ---------
Total                                                                     $  27,477
                                                                          =========

CAPITAL RESOURCES AND LIQUIDITY

LIQUIDITY

         The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company complies with regulatory liquidity requirements. Liquidity needs of The Berkshire Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. Berkshire paid cash dividends of $.32 per share and $.72 per share in fiscal 1999 and 1998, respectively. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At October 31, 1999, Berkshire had cash of $33.7 million and marketable securities of $9.2 million.

CAPITAL

         The capital ratios of the Bank and Berkshire are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. See Note O.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                BERKSHIRE BANCORP INC.
                                       PROFORMA INTEREST RATE SENSITIVITY GAP AT OCTOBER 31, 1999 (a)
                                                          (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                     -------------------------------------------------------------------------------------
                                         3 MONTHS            3 THROUGH          1 THROUGH              OVER
                                          OR LESS            12 MONTHS           3 YEARS             3 YEARS             TOTAL
                                     -----------------  ------------------- ------------------  ------------------  ----------------
Federal funds sold                     $ 25,500          $      --           $      --           $      --           $  25,500
                            (Rate)         5.23%
                                       --------           --------           ---------           ---------           ---------
Interest bearing deposits in banks           28                100                  --                  --                 128
                            (Rate)         5.20%              5.60%
                                       --------           --------           ---------           ---------           ---------
Loans (1)(2)

Adjustable rate loans                    10,608              7,088               3,060              10,020              30,776
                            (Rate)         8.73%              8.85%               9.23%               7.93%
Fixed rate loans                            476              1,751                 955              22,868              26,050
                            (Rate)         7.00%              6.93%               8.71%               7.63%
Other loans                                 205                 12                  67                 268                 552
                            (Rate)         8.25%              8.25%                7.0%                6.0%
                                       --------           --------           ---------           ---------           ---------
Total loans                              11,289              8,851               4,082              33,156              57,378
Investments (3)(4)                        2,583             10,770              21,722              40,929              76,004
                            (Rate)         5.21%              5.80%               6.90%               5.50%
                                       --------           --------           ---------           ---------           ---------
Total rate-sensitive assets              39,400             19,721              25,804              74,085             159,010
                                       --------           --------           ---------           ---------           ---------

Deposit accounts (5)

Savings and NOW                          10,225                 --                  --                  --              10,225
                            (Rate)         1.90%
Money market                             51,944                 --                  --                  --              51,944
                            (Rate)         3.43%
Time deposits                            25,499              2,930                 696               1,613              30,738
                            (Rate)         4.60%              4.50%               5.60%               5.70%
                                       --------           --------           ---------           ---------           ---------
Total deposit accounts                   87,668              2,930                 696               1,613              92,907
Other borrowings                             --                 --                  --               1,500               1,500
                            (Rate)                                                                    5.96%
                                       --------           --------           ---------           ---------           ---------
Total rate-sensitive liabilities         87,668              2,930                 696               3,113              94,407
                                       --------           --------           ---------           ---------           ---------
Gap (repricing differences)             (48,268)            16,791              25,108              70,792              64,603
                                       ========           ========           =========           =========           =========
Cumulative Gap                          (48,268)           (31,477)             (6,369)             64,603
                                       ========           ========           =========           =========
Cumulative Gap to Total Rate

Sensitive Assets                          (30.3)%            (19.8)%              (4.0)%              40.6%
                                       ========           ========           =========           =========

----------------------------------
(a) The Company utilized financial information of the Bank as of September 30, 1999 to develop this table.

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

IMPACT OF THE YEAR 2000

         The Company, apart from its subsidiaries, reviewed its financial and other systems and modified and/or replaced those systems which may have been impacted by the arrival of the year 2000. The total cost of the Year 2000 preparedness program for the Company, apart from its subsidiaries, was not material.

         The Bank had an ongoing program to ensure that its operational and financial systems would not be adversely affected by Year 2000 software failures. The Bank purchased, installed and converted to new hardware and banking software, and successfully completed a series of tests to ensure Year 2000 compliance. The cost of such conversion and other Year 2000 preparations was approximately $200,000. The Bank developed a contingency plan which would allow it to continue operations while unforeseen software problems were corrected. The contingency plan called for the creation of complete system backups of critical data on critical dates, the creation of duplicate account balances and transaction files, and the downloading of account balances and transaction files to personal computer spreadsheets. In the event that any software problems were encountered during processing at century roll over, or are encountered at leap year, the Bank has expected that it would be able to manage its operations by using the files noted above, along with manual reports. Given the size of the Bank, the number of accounts, and the number of daily transactions, management believes that the Bank could continue operations while such software problems are corrected.

         While the Bank believes it has and is taking all appropriate steps to assure Year 2000 compliance, it is dependent on vendor compliance to some extent. The Bank required its systems and software vendors to represent that the services and products provided were Year 2000 compliant.

         In addition to possible expenses related to the Bank's systems and those of its service providers, the Bank could incur losses if Year 2000 problems adversely affected any of its depositors or borrowers. Such problems could include, among other things, delayed loan payments. Due to the diversity of the loan portfolio and the fact that the Bank's market area is not dependent on one employer or industry, the Bank did not expect any such Year 2000 related difficulties that may have affected its depositors and borrowers to significantly affect net earnings or cash flow.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's financial statements measure financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. The assets and liabilities of the Company are largely monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services. However, in general, high inflation rates are accompanied by higher interest rates, and vice versa.

NEW ACCOUNTING PRONOUNCEMENTS

DERIVATIVES AND HEDGING

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes requirements for the proper accounting, reporting and financial statement presentation of derivative instruments and hedging activities. Among other provisions, SFAS No. 133 requires that derivative instruments must be reflected in a company's financial statements independent of any hedging or similar transaction designed to reduce the risks of owning the derivative instrument. The Company will reflect any investments in derivative instruments or hedging activities in accordance with SFAS No. 133 and does not expect such reporting to have a material effect on its financial condition or results of operations. SFAS No. 133 also permits certain reclassifications of securities among the trading, available for sale and held to maturity classifications. The Company and the Bank have no current intention to reclassify any securities pursuant to SFAS No.
133. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133, as amended by SFAS No. 137.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INASMUCH AS THE ACQUISITION OF THE BANK WAS NOT CONSUMMATED UNTIL SUBSEQUENT TO OCTOBER 31, 1998, THE FINANCIAL STATEMENTS SET FORTH BELOW INCLUDE THE RESULTS OF OPERATIONS OF THE BANK FROM THE DATE OF THE ACQUISITION, JANUARY 4, 1999, THROUGH OCTOBER 31, 1999.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the three years ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

New York, New York
January 21, 2000

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             OCTOBER 31,        OCTOBER 31,
                                                                                1999               1998
                                                                         ---------------------------------------
ASSETS
Cash and due from banks                                                    $   2,333           $      58
Interest bearing deposits                                                      3,496              65,200
Federal funds sold                                                            18,000                  --
                                                                           ---------           ---------
Total cash and cash equivalents                                               23,829              65,258
Investment Securities:
 Available-for-sale                                                           80,775                  --
 Held-to-maturity                                                              2,101                  --
                                                                           ---------           ---------
Total investment securities                                                   82,876                  --
Loans, net of unearned income                                                 60,557                  --
 Less: allowance for loan losses                                                (905)                 --
                                                                           ---------           ---------
Net loans                                                                     59,652                  --
Accrued interest receivable                                                    1,567                  --
Premises and equipment, net                                                      392                  --
Goodwill, net of amortization of $608                                         12,195                  --
Other assets                                                                     475               1,572
                                                                           ---------           ---------
Total assets                                                               $ 180,986           $  66,830
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                      $  14,676           $      --
Interest bearing                                                              87,642                  --
                                                                           ---------           ---------
Total deposits                                                               102,318                  --
Securities sold under agreements to repurchase                                 1,500                  --
Accrued interest payable                                                         290                  --
Accrued other liabilities                                                      1,671               1,185
Income taxes payable                                                           1,424                 179
Deferred tax liability                                                           477                  --
                                                                           ---------           ---------
Total liabilities                                                            107,680               1,364
                                                                           ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   October 31, 1999, 2,127,265 shares
   October 31, 1998, 2,126,265 shares                                            256                 256
Additional paid-in capital                                                    78,570              78,546
Accumulated other comprehensive income, net                                    1,943                  --
Accumulated deficit                                                           (4,073)            (10,563)
Less: Common stock in treasury - at cost:
 October 31, 1999, 438,830 shares
 October 31, 1998, 439,830 shares

                                                                              (2,760)             (2,773)
                                                                            ---------           ---------
Total stockholders' equity                                                    73,306              65,466
                                                                           ---------           ---------
                                                                           $ 180,986           $  66,830
                                                                           =========           =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED OCTOBER 31,
                                                          --------------------------------------------
                                                            1999            1998             1997
                                                          --------        --------         ------
INTEREST INCOME
Short-term interest-earning assets                        $    965        $  3,313         $    669
Securities and other investments                             4,415              --               --
Loans                                                        3,145              --               --
                                                          --------        --------         --------
Total interest income                                        8,525           3,313              669
                                                          --------        --------         --------
INTEREST EXPENSE
Deposits                                                     2,473              --               --
Borrowings                                                      75              --               --
                                                          --------        --------         --------
Total interest expense                                       2,548              --               --
                                                          --------        --------         --------
Net interest income                                          5,977           3,313              669
PROVISION FOR LOAN LOSSES                                       45              --               --
                                                          --------        --------         --------
Net interest income after
 provision for loan losses                                   5,932           3,313              669
                                                          --------        --------         --------
NON-INTEREST INCOME
Investment securities gains                                  7,622          38,909           16,845
Other income                                                   633              44              119
                                                          --------        --------         --------
Total non-interest income                                    8,255          38,953           16,964
                                                          --------        --------         --------
NON-INTEREST EXPENSE
Salaries and employee benefits                               1,474             103              112
Net occupancy expense                                          360              18               18
Equipment expense                                               99              --               --
FDIC assessment                                                  8              --               --
Data processing expense                                         17              --               --
Amortization of goodwill                                       608              --               --
Other                                                          990             945              693
                                                          --------        --------         --------
Total non-interest expense                                   3,556           1,066              823
                                                          --------        --------         --------
Income before provision for taxes                           10,631          41,200           16,810
Provision for income taxes                                   4,091           3,573              100
                                                          --------        --------         --------
Net income                                                $  6,540        $ 37,627         $ 16,710
                                                          ========        ========         ========
Net income per share:
 Basic                                                    $   3.08        $  17.70         $   7.78
                                                          ========        ========         ========
 Diluted                                                  $   2.89        $  16.66         $   7.45
                                                          ========        ========         ========
Dividends per share                                       $    .32        $    .72         $     --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                 (In Thousands)

                                                                       ACCUMULATED
                                                 STOCK     ADDITIONAL      OTHER       ACCUMU-                     MINIMUM
                                      COMMON      PAR        PAID-IN   COMPREHENSIVE    LATED       TREASURY       PENSION
                                      SHARES     VALUE       CAPITAL    INCOME, NET   (DEFICIT)       STOCK       LIABILITY
BALANCE AT OCTOBER 31, 1996          2,566     $    256     $ 78,538    $ 20,230     $(63,369)    $ (1,962)    $   (516)

Net Income                                                                             16,710
Treasury shares issued for
 options exercised                                                 8                                    72
Acquisition of treasury shares                                                                        (883)
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                12,129

Comprehensive income

Reduction of minimum
 pension liability                                                                                                  516
                                  --------     --------     --------    --------    --------     --------     ---------
BALANCE AT OCTOBER 31, 1997          2,566          256       78,546      32,359     (46,659)      (2,773)        --

Net Income                                                                            37,627
Other comprehensive income (loss)
 net of reclassification adjustment                                      (32,359)
 and taxes


Comprehensive income

Cash dividends                                                                        (1,531)
                                  --------     --------     --------    --------    --------     --------     --------
BALANCE AT OCTOBER 31, 1998          2,566          256       78,546        --       (10,563)      (2,773)        --

Net Income                                                                             6,540
Treasury shares issued for
 options exercised                                                24                                   13
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                 1,943

Comprehensive income

Cash dividends                                                                          (680)
                                  --------     --------     --------    --------    --------     --------     --------
BALANCE AT OCTOBER 31, 1999          2,566     $    256     $ 78,570    $  1,943    $ (4,703)    $ (2,760)    $   --
                                  ========     ========     ========    ========    ========     ========     ========
                                          TOTAL
                                      STOCKHOLDERS'   COMPREHENSIVE
                                         EQUITY         INCOME
BALANCE AT OCTOBER 31, 1996            $ 33,177

Net Income                               16,710        $ 16,710
Treasury shares issued for
 options exercised                           80
Acquisition of treasury shares             (883)
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                               12,129           12,129
                                                        --------
Comprehensive income                                    $ 28,839
                                                        ========
Reduction of minimum
 pension liability                        516
                                     --------
BALANCE AT OCTOBER 31, 1997            61,729

Net Income                             37,627           37,627
Other comprehensive income (loss)
 net of reclassification adjustment   (32,359)
                                     --------
 and taxes                                             (32,359)
                                                      --------
Comprehensive income                                  $  5,268
                                                      ========
Cash dividends                        (1,531)
                                    --------
BALANCE AT OCTOBER 31, 1998           65,466

Net Income                             6,540             6,540
Treasury shares issued for
 options exercised                       37
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                             1,943             1,943
                                                      --------
Comprehensive income                                  $  8,483
                                                      ========
Cash dividends                        (680)
                                  --------
BALANCE AT OCTOBER 31, 1999       $ 73,306
                                  ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED OCTOBER 31,
                                                              ---------------------------------------
                                                               1999            1998             1997
                                                              ------          ------           -----
  Cash flows from operating activities:

Net income                                                    $  6,540         $ 37,627         $ 16,710
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:

Realized gain on investment securities                          (7,622)         (38,909)         (16,845)
(Increase) in deferred taxes                                    (1,402)            (925)            --
Depreciation and amortization and other                            713             --                114
Provision for loan losses                                           45             --               --

  Changes in assets and liabilities:

 (Increase) in accrued interest receivable                        (817)            --               --
 (Increase) decrease in prepaid expenses and other                 115              (80)               9
 Increase in accounts payable, other accrued
  expenses, liabilities and income taxes payable                 4,542              272              131
                                                              --------         --------         --------
 Net cash provided by (used in) operating activities             2,114           (2,015)             119
                                                              --------         --------         --------

  Cash flows from investing activities:
Investment in The Berkshire Bank                               (25,216)            --               --
Cash of entities acquired                                       22,439             --               --
Proceeds from sales of common stock                              7,634           42,916           26,177
Investment securities available for sale
 Purchases                                                     (23,138)            --               --
Net increase in loans                                          (18,744)            --               --
Net increase in loans held for sale                             (1,872)            --               --
Acquisition of premises and equipment                             (191)            --               --
                                                              --------         --------         --------
Net cash provided by (used in) investing activities            (39,088)          42,916           26,177
                                                              --------         --------         --------

  Cash flows from financing activities:

Net (decrease) in non interest bearing deposits                 (6,361)            --               --
Net increase in interest bearing deposits                        2,577             --               --
Proceeds from exercise of common stock options                       9             --                  3
Acquisition of treasury stock                                     --               --               (883)
Dividends paid                                                    (680)          (1,531)            --
                                                              --------         --------         --------
Net cash (used in) financing activities                         (4,455)          (1,531)            (880)
                                                              --------         --------         --------

  Net increase (decrease) in cash and cash equivalents         (41,429)          39,371           25,416
  Cash and cash equivalents at beginning of year                65,258           25,887              471
                                                              --------         --------         --------
  Cash and cash equivalents at end of year                    $ 23,829         $ 65,258         $ 25,887
                                                              ========         ========         ========
Supplemental disclosures of cash flow information:

  Cash used to pay interest                                   $  2,258         $   --           $   --
  Cash used to pay income taxes                               $  2,602         $  4,419         $   --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE A - ORGANIZATION AND PLAN OF MERGER AND CAPITALIZATION

         ORGANIZATION

         In December 1998, Berkshire Bancorp Inc. ("Berkshire"), a Delaware corporation, received regulatory approval from the Federal Reserve Bank of New York to become a Bank Holding Company registered under the Bank Holding Company Act of 1956 and to acquire control of The Berkshire Bank. The consolidated financial statements include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG") and The Berkshire Bank (the "Bank"), (collectively, the "Company"). In fiscal 1999, the Company changed its name to Berkshire Bancorp Inc. from Cooper Life Sciences, Inc.

         The Bank, a New York State chartered commercial bank, was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. The Bank's main office is in Manhattan and it has one branch in Brooklyn, NY.

         The Bank competes with other banking and financial institutions in its markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, and credit unions actively compete for deposits and loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms may be considered to be competitors of the Bank with respect to one or more of the services provided by the Bank.

         The Company and the Bank are subject to the regulations of certain state and federal agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of such regulation of banking activities, the Bank's business may be affected by state and federal legislation.

         Prior to the acquisition of the Bank on January 4, 1999, Berkshire has not been engaged in any operating activities since October 1994 when it disposed of its majority interest in a company engaged in mortgage banking.

         PLAN OF MERGER

         In August 1998, Berkshire, through its wholly owned subsidiary GAFG, made a cash tender offer for any and all of the outstanding shares of common stock of the Bank at $10.50 cash per share. The purchase was consummated on January 4, 1999. Pursuant to the terms of the offer, Berkshire acquired 99% of the outstanding shares of the Bank's common stock for a purchase price of approximately $25.2 million. In connection with this transaction, the Bank became a wholly owned subsidiary of Berkshire.

         This transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of the Company for the year ended October 31, 1999, include only the results of operations of the Bank from the date of acquisition, January 4, 1999, through October 31, 1999. The acquisition resulted in the recording of approximately $14.6 million of goodwill, which is being amortized on a straight-line basis over 20 years. Amortization expense for the year ended October 31, 1999, was approximately $608,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE A - (CONTINUED)

         The following represents the unaudited pro forma financial information of the Company as if the acquisition occurred on the first date of the period indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place (in thousands).

                                                    FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                     OCTOBER 31, 1999    OCTOBER 31, 1998
                                                    ------------------  ------------------
Interest income                                          $ 9,515               $ 9,392
Interest Expense                                           2,964                 3,642
                                                         -------               -------
Net interest income                                        6,551                 5,750
Provision for loan losses                                     45                    60
Non-interest income                                        8,355                39,311
Non-interest expense                                       4,156                 4,474
                                                         -------               -------
Net income                                               $ 5,861               $37,119
                                                         =======               =======

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of Berkshire Bancorp Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. During fiscal year 1997, the Company liquidated its majority owned subsidiary, Moore Sports Ltd.

         CHANGE IN FISCAL YEAR

         On December 10, 1999, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31. The report covering the two month transition period ending December 31, 1999 will be filed on Form 10-K.

         In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan and lease losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE B - (CONTINUED)

         In 1998, the Company adopted Statement of Financial Accounting Statements ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Management has determined the Company operates in one business segment, community banking.

         At October 31, 1998, the Company's principal assets consisted of cash and cash equivalents.

2.       INVESTMENT SECURITIES

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Company management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, and reported as a separate component of shareholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133, as amended by SFAS No. 137.

         At October 31, 1997, the Company owned approximately 6.7% of the outstanding common stock of The Cooper Companies, Inc. ("TCC") and approximately 2% of the outstanding common stock of Executone Information Systems, Inc. ("Executone") (See Note C) all of which were considered to be available-for-sale securities. During 1998, all such marketable securities were sold.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE B - (CONTINUED)

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

         Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for credit losses. Interest which had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

         The Company accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

4.       BANK PREMISES AND EQUIPMENT

         Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

5.       OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO"), representing property acquired through foreclosure, is recorded at the lower of cost or estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE B - (CONTINUED)

estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

6.       GOODWILL

         Goodwill resulted from the acquisition of the Berkshire Bank and is being amortized on a straight-line basis over approximately 20 years.

7.       INCOME TAXES

         The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan and lease losses, deferred loan fees, deferred compensation and securities available for sale.

8.       NET INCOME PER SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminated primary and fully dilutive earnings per share and requires presentation of basic and dilutive earnings per share with disclosure of the methods used to compute the per share amounts.

9.       EMPLOYEE BENEFIT PLANS

         The Company follows SFAS No. 123 "Accounting for Stock Based Compensation," This statement introduced a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black-Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No.
25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used.

10.      CASH EQUIVALENTS

         The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

11.      RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances at October 31, 1999 was approximately $688,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE B - (CONTINUED)

12.      COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This new standard establishes standards for reporting comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

                                                      October 31, 1999
                                            -------------------------------------
                                                              Tax
                                             Before tax    (expense)     Net of tax
                                               amount       benefit         Amount
                                            ------------   ---------     ----------
Unrealized gains
 on securities:

  Unrealized holding gains                    $10,860       $(4,344)       $ 6,516
   arising during period

  Less reclassification                         7,622        (3,049)         4,573
   adjustment for gains
   realized in net income
                                              -------       -------        -------
Other comprehensive
 income, net                                  $ 3,238       $(1,295)       $ 1,943
                                              =======       =======        =======


                                                         October 31, 1998
                                              --------------------------------------
                                                              Tax
                                              Before tax    (expense)     Net of tax
                                                amount       benefit         Amount
                                              -----------   ---------     -----------
Unrealized gains (losses) on securities:

  Unrealized holding losses                   $(15,023)      $  6,009       $ (9,014)
   arising during period

  Less reclassification                         38,909        (15,564)        23,345
   adjustment for gains
   realized in net income
                                              --------       --------       --------
Other comprehensive
 income (loss), net                           $(53,932)      $ 21,573       $(32,359)
                                              ========       ========       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE B - (CONTINUED)


                                                    October 31, 1997
                                           -------------------------------------
                                                           Tax
                                           Before tax    (expense)    Net of tax
                                             amount       benefit        Amount
                                           ----------    ---------    ----------
Unrealized gains
 on securities:

  Unrealized holding gains                 $ 37,060      $(14,824)      $ 22,236
   arising during period
  Less reclassification                      16,845        (6,738)        10,107
   adjustment for gains
   realized in net income
                                           --------      --------       --------
Other comprehensive
 income, net                               $ 20,215      $ (8,086)      $ 12,129
                                           ========      ========       ========


13.      RECLASSIFICATIONS

         Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the current year's presentation.

NOTE C - INVESTMENT SECURITIES

         The following is a summary of held to maturity securities as of October 31, 1999:

                                                    (IN THOUSANDS)

                                                   OCTOBER 31, 1999
                                   ---------------------------------------------
                                                GROSS         GROSS        FAIR
                                   AMORTIZED  UNREALIZED    UNREALIZED    MARKET
                                     COST       GAINS         LOSSES       VALUE
                                   ---------  ----------    ----------    ------
Investment securities

U.S. Government
Agencies                            $1,605      $   --        $    2      $1,603
Corporate notes                        496          --          --           496
                                    ------      --------      ------      ------
 Totals                             $2,101      $   --        $    2      $2,099
                                    ======      ========      ======      ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE C - (CONTINUED)

         The following is a summary of available-for-sale securities as of October 31, 1999:

                                                   (IN THOUSANDS)

                                                  OCTOBER 31, 1999
                                    --------------------------------------------
                                                  GROSS       GROSS       FAIR
                                    AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                      COST        GAINS       LOSSES      VALUE
                                    ----------  ----------  ----------    -----
Investment securities

U.S. Treasury and
 U.S. Government
 Agencies                            $65,934     $  --       $ 1,070     $66,864

Mortgage-backed
 securities                            4,841        --            73       4,768

Marketable equity
 securities and other                  4,572       6,837         266      11,143
                                     -------     -------     -------     -------
 Totals                              $75,347     $ 6,837     $ 1,409     $80,775
                                     =======     =======     =======     =======

         At October 31, 1997, the Company owned 2,127,533 shares of the common stock of TCC, (the "TCC Common Stock") and 1,166,520 shares of the common stock of Executone (the "Executone Common Stock"). At October 31, 1998, all said shares of TCC Common Stock and Executone Common Stock had been sold in open market transactions.

         The amortized cost and estimated market value of investment securities available for sale, by contractual maturity, at October 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              (IN THOUSANDS)

                                                             OCTOBER 31, 1999
                                                          ----------------------
                                                                          FAIR
                                                          AMORTIZED      MARKET
                                                            COST          VALUE
                                                          --------       -------
Due in one year or less                                    $10,000       $ 9,968
Due after one through five years                            40,893        40,066
Due after five through ten years                            13,815        13,480
Due after ten years                                          7,811         7,670
Marketable equity securities and other                       2,828         9,591
                                                           -------       -------
 Totals                                                    $75,347       $80,775
                                                           =======       =======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE C - (CONTINUED)

         The amortized cost and estimated market value of investment securities held to maturity, by contractual maturity, at October 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              (IN THOUSANDS)

                                                             OCTOBER 31, 1999
                                                          ----------------------
                                                                           FAIR
                                                          AMORTIZED       MARKET
                                                            COST           VALUE
                                                          ----------     --------
Due in one year or less                                    $1,000         $  999
Due after one through five years                              651            651
Due after five through ten years                              123            122
Due after ten years                                           327            327
                                                           ------         ------
 Totals                                                    $2,101         $2,099
                                                           ======         ======

         Proceeds from the sales of investment securities during 1999, 1998 and 1997, were $7,634,000, $42,916,000 and $26,177,000, respectively. Gross gains realized on those sales were $7,622,000, $38,909,000 and $16,845,000 in 1999,
1998 and 1997, respectively. Losses were not material in 1999, 1998 and 1997.

         As of October 31, 1999, investment securities with a book value of approximately $300,000 were pledged to secure public deposits and for other purposes as provided by law. As of October 31, 1999 and 1998, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

         COMMON STOCK OF EXECUTONE INFORMATION SYSTEMS, INC.

         In 1995, Unistar Gaming Corp. ("UGC") acquired Unistar Entertainment, Inc., a privately held Colorado corporation ("Unistar"). As a result of the acquisition, approximately 27.5% of the outstanding Common Stock of UGC (the "UGC Common Stock") was owned by the Company, and approximately 72.5% of the UGC Common Stock was owned by the former stockholders of Unistar. Unistar held an exclusive contract with the Coeur d'Alene Indian Tribe in Idaho to develop and manage what would be the first national lottery in the United States. The shares of UGC Common Stock which were owned by the Company were purchased for approximately $5 million comprised primarily of cash, portfolio securities and a note payable. In December 1995, the Company increased its stake in UGC to approximately 31.5% by purchasing an additional 400,000 shares of UGC Common Stock from a UGC stockholder for a cash purchase price of $.50 per share.

         In December 1995, the Company sold its minority equity interest in Unistar Gaming Corp. ("UGC") to Executone, a Virginia corporation whose common stock trades on the NASDAQ National Market System. The Company's investment in UGC was approximately $5.2 million.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE C - (CONTINUED)

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

         At October 31, 1999, the Company owned 2,514,651 shares of Executone Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $4.1 million, net of deferred taxes of approximately $2.7 million, has been recorded as a component of other accumulated comprehensive income.

NOTE D - LOANS

         Major classifications of loans are as follows:

                                                                   (In Thousands)

                                                                  October 31, 1999
                                                                  ----------------
Commercial                                                            $  9,204
Commercial mortgage                                                     26,431
Residential mortgage                                                    24,876
Overdrafts                                                                  46
                                                                      --------
                                                                        60,557

Allowance for credit losses                                               (905)
                                                                      --------
                                                                      $ 59,652
                                                                      ========

         Changes in the allowance for credit losses are as follows:

                                                                   (In Thousands)

                                                                  October 31, 1999
                                                                  ----------------

Balance at beginning of year                                          $    --
Provision charged to operations                                            45
Loans charged off                                                          --
Recoveries                                                                 69
Acquisition of The Berkshire Bank                                         791
                                                                      -------
Balance at end of year                                                $   905
                                                                      =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE D - (CONTINUED)

         At October 31, 1999, the Bank did not have any loans outstanding to its directors and officers which were secured by real estate and/or deposit accounts. Management of the Bank is of the opinion that such loans, when and if made, are made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility or present other unfavorable features. In June 1999, the Company made a term loan in the principal amount of $2,000,000 to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar Corporation, the principal stockholder and chief executive officer of which is Moses Marx, a director and principal stockholder of the Company.

         Included in loans receivable are non-accrual loans past due 90 days or more in the amounts of $121,000 at October 31, 1999. If interest income had been recorded on all non-accrual loans had they been current in accordance with their original terms, income would have increased for the year ended October 31, 1999 by approximately $6,000.

         At October 31, 1999, the Company did not have any loans past due 90 days or more and accruing interest or any impaired loans.

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                                Estimated               October 31,
                                              useful lives                  1999
                                              ------------              ------------
                                                                       (in thousands)
Equipment                                     3 to 10 years               $   889
Leasehold improvements                        2 to 40 years                   281
                                                                          -------
                                                                            1,170
Accumulated depreciation and amortization                                    (778)
                                                                          -------
Total                                                                     $   392
                                                                          =======



NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were $27,447,000 as of October 31, 1999.

The scheduled maturities of certificates of deposit are as follows:

                                             (IN THOUSANDS)
                                            OCTOBER 31, 1999
                                            ----------------
2000                                           $ 28,459
2001                                                961
2002                                                 --
2003                                              1,545
2004                                                 43
Thereafter                                           --
                                               --------
                                               $ 31,008
                                               ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997

NOTE G - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                     YEAR ENDED OCTOBER 31, 1999
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              ---------------------------------------
                                                Income          Shares      Per share
                                              (numerator)   (denominator)    amount
                                               ----------------------  ---------------
Basic earnings per share
 Net income available to
  common stockholders                           $6,540          2,126         $3.08

Effect of dilutive securities
 Options                                            --            135          (.19)
                                                ------         ------         -----
Dilutive earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                           $6,540          2,261         $2.89
                                                ======         ======         =====

                                                     YEAR ENDED OCTOBER 31, 1998
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              ---------------------------------------
                                                Income          Shares      Per share
                                              (numerator)   (denominator)    amount
                                               ----------------------  ---------------
Basic earnings per share

 Net income available to
  common stockholders                          $37,627          2,126         $17.70
Effect of dilutive securities
 Options                                          --              132         $(1.04)
                                               -------        -------         ------
Dilutive earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                          $37,627          2,258         $16.66
                                               =======        =======         ======

                                                     YEAR ENDED OCTOBER 31, 1997
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              ---------------------------------------
                                                Income          Shares      Per share
                                              (numerator)   (denominator)    amount
                                               ----------------------  ---------------
Basic earnings per share

 Net income available to
  common stockholders                           $16,710        2,147        $7.78

Effect of dilutive securities
 Options                                             --           97         (.33)
                                                --------        -----       -----
Dilutive earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                           $16,710         2,244       $7.45
                                                =======         =====       =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE H - INCOME TAXES

         The components of income tax expense for the years ended October 31, 1999, 1998 and 1997 are as follows:

                                                1999                       1998                       1997
                                            ----------                 ----------                 --------
Current                                     $2,689,000                 $5,219,000                 $100,000
Deferred Taxes
   (Benefit)                                 1,402,000                   (925,000)                    --
Reversal of
   Valuation Allowance                           --                      (721,000)                    --
                                            ----------                 ----------                 --------
                                            $4,091,000                 $3,573,000                 $100,000
                                            ==========                 ==========                 ========


         A reconciliation of the provision for income taxes for the years ended October 31, 1999, 1998 and 1997 and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations follows:

                                                1999                       1998                       1997
                                            ----------                 -----------                -----------
Computed expected provision
   (benefit) for income taxes               $3,721,000                 $14,420,000                $ 5,884,000
Utilization of loss
   carryforwards and credits                  (325,000)                 (9,132,000)                (5,884,000)
Changes in valuation
   allowance                                    --                        (721,000)                   --
Amortization of goodwill                       243,000                      --                        --
Alternative minimum taxes
   and other                                   452,000                    (994,000)                   100,000
                                            ----------                 -----------                -----------
Actual provision for
   income taxes                             $4,091,000                 $ 3,573,000                $   100,000
                                            ==========                 ===========                ===========


         The tax effect of the principal temporary differences at October 31, 1999 and 1998 are as follows:

                                                                  1999                       1998
                                                              -----------                ------------
Deferred tax assets
   Net operating loss carryforwards                            $  548,000                 $   --
   Credit carryforwards                                           386,000                     --
   Unrealized loss on Executone
      Preferred Stock                                              --                         925,000
   Other                                                          461,000                     --
                                                              -----------                ------------
                                                                1,395,000                     925,000
Deferred tax liabilities
   Unrealized gain on Executone
      Preferred Stock                                          (1,872,000)                    --
                                                              -----------                ------------
  Net deferred tax asset (liability)                          $  (477,000)               $    925,000
                                                              ===========                ============

         The valuation allowance on the deferred tax asset was eliminated in 1998, reflecting the realization of all of the remaining net operating loss carryforwards and other temporary differences.

         As of the acquisition date of the Bank, deferred tax assets of $2,162,000 were recorded, less a $1,812,000 valuation allowance. It was determined that the deferred tax asset was more likely to be realized than not. Accordingly, at October 31, 1999, the deferred tax valuation account and goodwill was reduced by $1,812,000.


NOTE I - ESTIMATED TAX LIABILITIES

         The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. In 1998, after reviewing certain documents related to the tax examinations which were provided by TCC, and

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE I - (CONTINUED)

after consulting with its tax advisors, the Company recorded a charge of $150,000 and $149,000 in 1998 and 1997, respectively, to increase the Company's accrual for interest charges related to potential assessments. In 1999, after reviewing certain documents, management determined that no such adjustment was necessary for the fiscal year ended October 31, 1999.


NOTE J - STOCK PLANS

         In March 1999, the stockholder's of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan replaces the 1991 Stock Option Plan For Non-Employee Directors and the 1991 Stock Incentive Plan For Employees (collectively the "1991 Plans"). No further awards may be granted under the 1991 Plans. A brief description of the 1999 Stock Incentive Plan is as follows:

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At October 31, 1999, 44,875 options have been granted under the 1999 Stock Incentive Plan.

         SFAS No. 123 "Accounting for Stock Based Compensation." This statement introduced a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black-Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No. 25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used. Certain additional disclosures are also required, as follows:

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE J - (CONTINUED)

         A summary of the activity with respect to the Plans is as follows:

                                          1999                              1998                             1997
                               --------------------------        --------------------------      ----------------------------
                                                WEIGHTED                          WEIGHTED                          WEIGHTED
                                                AVERAGE                           AVERAGE                           AVERAGE
                                                EXERCISE                          EXERCISE                          EXERCISE
                                 SHARES          PRICE             SHARES          PRICE             SHARES          PRICE

                               -----------------------------------------------------------------------------------------------
Outstanding at
beginning
of year                          168,500         $ 7.37            168,500         $ 7.28            182,500         $ 7.28
Granted                           44,875         $38.00               --                               1,500          14.25
Cancelled                             --                              --                                --
Exercised                         (1,000)        $ 9.75               --                             (15,000)          6.99
                                  ------                           -------                           -------
Outstanding at
end of year                      212,375         $13.83            168,500         $ 7.37            168,500         $ 7.37
                                 =======                           =======                           =======
Exercisable at
end of year                      167,500         $ 7.36            168,500         $ 7.37            168,500         $ 7.37
                                 =======                           =======                           =======
Weighted average
fair value of
options granted
during the year                                  $16.04                            $  .--                            $ 4.48
                                                 ======                            ======                            ======


         The following table summarizes information about options outstanding at October 31, 1999:

                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
---------------------------------------------------------------------       ------------------------------
                         NUMBER           WEIGHTED                             NUMBER
                      OUTSTANDING          AVERAGE         WEIGHTED           OUTSTANDING       WEIGHTED
                           AT             REMAINING         AVERAGE                AT            AVERAGE
   RANGE OF           OCTOBER 31,        CONTRACTUAL       EXERCISE           OCTOBER 31,       EXERCISE
EXERCISE PRICES           1999          LIFE (YEARS)        PRICE                 1999            PRICE
---------------       -----------       ------------       --------           -----------       --------
$ 7.00 - $9.75          165,000             0.44            $ 7.25              165,000          $ 7.25
 14.25 - 15.00            2,500             1.64             14.55                2,500           14.25
 38.00                   44,875             4.91             38.00                 --              --
                        -------                                                -------
                        212,375                                                 167,500
                        =======                                                ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE J - (CONTINUED)

         The Company's stock option plan has been accounted for under APB Opinion No. 25, and related interpretations. No compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based upon fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below.

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                               OCTOBER 31,
                                                ------------------------------------------
                                                     1999         1998         1997
                                                    -------     ---------    --------
Net income                    As Reported:          $ 6,540     $ 37,627     $ 16,710
                              Pro Forma:              6,480       37,627       16,703
Basic earnings per share      As Reported:             3.08        17.70         7.78
                              Pro Forma:               3.04        17.70         7.78
Diluted earnings per share    As Reported:             2.89        16.66         7.45
                              Pro Forma:               2.87        16.66         7.45

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, expected volatility of 40%, 0% and 25%, respectively, risk-free interest of 6.14%, 0% and 6.0%, respectively, and expected lives of 5 years.


NOTE K - EMPLOYEE BENEFIT PLANS

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

         Assumptions used in the accounting were:

                                                   1999              1998
                                                   ----              ----
         Discount rates - liability                7.50%             7.50%
          Long-term rate of return - assets        8.50              8.50

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE K - (CONTINUED)

         A summary of the components of net periodic pension cost for 1999, 1998 and 1997 is as follows:

                                                               1999              1998             1997
                                                              ------            ------           ------
         Service cost - benefits earned
            during the period                               $   --            $    --           $   --
         Interest cost on projected
            benefit obligation                                 85,706            87,435           86,342
         Actual return on plan assets                        (124,703)         (125,061)         (94,636)
         Net amortization and deferral                          2,870             2,368           24,204
                                                            ---------          --------         --------
         Net pension cost of defined
            benefit plans                                   $ (36,127)        $ (35,258)        $ 15,940
                                                            =========         =========         ========


         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at October 31, 1999 and 1998:

                                                               1999             1998
                                                            -----------      -----------
Actuarial present value of
   accumulated benefit obligations,
   all of which is vested                                   $ 1,175,354      $ 1,202,396
                                                            ===========      ===========
  Projected benefit obligations                             $(1,175,354)     $(1,202,396)
  Fair value of plan assets                                   2,010,000        1,704,000
                                                            -----------      -----------
  Lesser of projected benefit
     obligation over fair value
     of plan assets                                             834,646          501,604
  Unrecognized net loss/(gain)                                 (267,558)          29,357
  Adjustment required to recognize
     minimum liability                                                0                0
                                                            -----------      -----------
  Prepaid pension cost                                      $   567,088      $   530,961
                                                            ===========      ===========


NOTE L - COMMITMENTS AND CONTINGENCIES

1.  LEASES AND OTHER COMMITMENTS

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2000 through 2001. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

            Year Ending October 31
            ----------------------
                  2000                      $  489
                  2001                         489
                  2002                         489
                  2003                         489
                  2004                         489
                  Thereafter                   489
                                            ------
                                            $2,445
                                            ======

         Rental expense was approximately $278,000 in 1999 and $18,000 in 1998 and 1997. Included in rental expense was approximately $18,000 in 1999, 1998 and 1997 which was paid to a company affiliated with a director of the Company.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

         Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at October 31, 1999 and 1998 are outlined below.

         For cash and cash equivalents, the recorded book values of $23,829,000 and $65,258,000 at October 31, 1999 and 1998, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                 (IN THOUSANDS)

                                                OCTOBER 31, 1999
                                      ------------------------------------
                                        CARRYING             ESTIMATED
                                         AMOUNT              FAIR VALUE
                                      -------------       ----------------
Investment securities                   $ 82,876              $ 82,874
Loans, net                                59,652                59,652

         The net loan portfolio at October 31, 1999 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

         The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

         The majority of all time deposits with stated maturities of approximately $31,000,000 mature or reprice within one year of October 31, 1999; therefore, the recorded book value of such deposits approximates its fair value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE M - (CONTINUED)

         The fair values of the securities sold under agreements to repurchase totaling $1,500,000 are estimated to approximate their recorded book balances at October 31, 1999.

         There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $6,088,000 at October 31, 1999, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.


NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
         OF CREDIT RISK

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                     (In Thousands)
                                                    October 31, 1999
                                                  --------------------
Financial instruments whose contract
   amounts represent credit risk                         $  --
   Commitments to extend credit                            4,591
   Standby letters of credit and financial
      guarantees written                                   1,497
                                                         -------
                                                         $ 6,088
                                                         =======

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE N - (CONTINUED)

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at October 31, 1999 varies up to 100%.

         The Bank grants loans primarily to customers in New York and its immediately adjacent suburban. Although the Bank has a diversified loan portfolio, a large portion of their loans are secured by commercial or residential real property. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Bank has a diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.


NOTE O - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of October 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

         As of October 31, 1999, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE O - (CONTINUED)

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of October 31, 1999 (dollars in thousands):

                                                                                                      To be well
                                                                                                   capitalized under
                                                                                For capital        prompt corrective
                                                              Actual         adequacy purposes     action provisions
                                                              ------         -----------------     -----------------
                                                         Amount      Ratio    Amount     Ratio     Amount     Ratio
                                                         ------      -----    ------     -----     ------     -----
OCTOBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                                $57,541     68.4%    $ 6,729    >8.0%     $ 8,412     N/A
                                                                                         -                    -
  Bank                                                    13,316     20.7%      5,140    >8.0%       6,425    >10.0%
                                                                                         -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 56,636     67.3%      3,364    >4.0%       5,047     N/A
                                                                                         -                     -
  Bank                                                    12,512     19.5%      2,570    >4.0%       3,855     >6.0%
                                                                                         -                     -
Tier I Capital (to Average Assets)
  Company                                                 56,636     26.9%      8,404    >4.0%      10,506     N/A
                                                                                         -                     -
  Bank                                                    12,512      7.8%      6,424    >4.0%       8,030     >5.0%
                                                                                         -                     -


NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp, Inc. (parent company only) is as follows (in thousands):

                                 CONDENSED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                          October 31,         October 31,
                                                             1999                1998
                                                        -----------------------------------
ASSETS
Cash                                                       $ 33,774            $ 65,238
Equity investment in subsidiaries                            26,276                  --
Investment in securities available for sale                   9,226                  --
Loans                                                         9,895                  --
Accrued interest receivable                                      58                  --
Other assets                                                    594               1,572
                                                           --------            --------
Total assets                                               $ 79,823            $ 66,830
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                          $  6,517            $  1,364

Stockholders' equity
Common stock                                                    256                 256
Additional paid-in capital                                   78,570              78,546
Accumulated deficit                                          (4,703)            (10,563)
Accumulated other comprehensive income, net                   1,943                  --
Less: Common stock in treasury, at cost                      (2,760)             (2,773)
                                                          ---------           ---------
Total stockholders' equity                                   73,306              65,466
                                                          ---------           ---------
                                                          $  79,823           $  66,830
                                                          =========           =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE P - (CONTINUED)

                               CONDENSED STATEMENTS OF INCOME
                                       (IN THOUSANDS)

                                                                       For the Years Ended October 31,
                                                                    -------------------------------------
                                                                      1999            1998           1997
                                                                    --------        --------        ------
INCOME
Interest income from the Bank                                       $  1,153        $     --        $     --
Interest income                                                        1,138           3,313             669
Gain on sales of investment securities                                 7,634          38,909          16,845
Other income                                                             130              44             119
                                                                    --------        --------        --------
Total income                                                          10,055          42,266          17,633

EXPENSES
Salaries and employee benefits                                           143             129             138
Other expenses                                                           440             937             685
                                                                    --------        --------        --------
Total expenses                                                           583           1,066             823
                                                                    --------        --------        --------
Income before income taxes and equity
   in undistributed net income of the Bank                            10,472          41,200          16,810
Equity in undistributed net income
   of the Bank                                                         1,060              --              --
                                                                    --------        --------        --------
Income before taxes                                                   11,532          41,200          16,810
Provision for income taxes                                             4,992           3,573             100
                                                                    --------        --------        --------
Net income                                                          $  6,540        $ 37,627        $ 16,710
                                                                    ========        ========        ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE P - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       For the Years Ended October 31,
                                                                    -------------------------------------
                                                                      1999            1998           1997
                                                                    --------        --------        ------
   Operating activities:
Net income                                                           $ 6,540         $ 37,627      $ 16,710
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Gain on sales of investment securities                                (7,634)         (38,909)      (16,845)
Equity in undistributed net income of the Bank                        (1,060)              --            --
   (Increase) in deferred taxes                                       (1,402)            (925)           --
Depreciation and amortization and other                                   --               --           114
Increase (decrease) in other liabilities                               6,583              727           131
Increase (decrease) in other assets                                      920              (80)            9
                                                                    --------         --------      --------
Net cash provided by (used in) operating activities                    3,947           (2,015)          119
                                                                    --------         --------      --------
   Investing activities:
Investment in subsidiaries                                           (25,216)              --            --
Proceeds from sale of investment securities
   available for sale                                                  7,634           42,916        26,177
Purchases of investment securities
   available for sale                                                (17,178)              --            --
                                                                    --------         --------      --------

Net cash provided by (used in) investing activities                  (34,760)          42,916        26,177
                                                                    --------         --------      --------
   Financing activities:
Proceeds from exercise of common stock options                             9               --             3
Acquisition of treasury stock                                             --               --          (883)
Dividends paid                                                          (680)          (1,531)           --
                                                                    --------         --------      --------
Net cash (used in) financing activities                                 (671)          (1,531)         (880)
                                                                    --------         --------      --------

  Net increase (decrease) in cash and cash equivalents               (31,484)          39,371        25,416
  Cash and cash equivalents at beginning of year                      65,258           25,887           471
                                                                    --------         --------      --------
  Cash and cash equivalents at end of year                          $ 33,774         $ 65,258      $ 25,887
                                                                    ========         ========      ========

Supplemental disclosures of cash flow information:

  Cash used to pay income taxes                                     $  2,602         $  4,419      $     --

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations (in thousands, except per share data).

                                                                           Three Months Ended
                                                        -----------------------------------------------------------------
                                                        January 31        April 30          July 31           OCTOBER 31
                                                        ----------        ----------        ----------        ----------
   1999
   ----
Interest income                                         $  1,296          $  2,312          $  2,406          $  2,511
Interest expense                                             262               794               731               761
                                                        --------          --------          --------          --------
Net interest income                                        1,034             1,518             1,675             1,750
Provision for loan losses                                     (5)              (15)              (10)              (15)
Gains (losses) on sale of securities                         (12)            1,653             2,973             3,008
Other operating income                                       235                98               138               162
Other operating expenses                                    (443)           (1,019)           (1,003)           (1,091)
                                                        --------          --------          --------          --------
Income before taxes                                          809             2,235             3,773             3,814
Provision for taxes                                          378             1,000             1,707             1,006
                                                        --------          --------          --------          --------
Net income                                              $    431          $  1,235          $  2,066          $  2,808
                                                        ========          ========          ========          ========

Per share data
  Net income per common share

  Basic                                                 $    .20          $    .58          $    .97          $   1.33
                                                        ========          ========          ========          ========
  Diluted                                               $    .19          $    .55          $    .91          $   1.24
                                                        ========          ========          ========          ========


                                                                            Three Months Ended
                                                        ----------------------------------------------------------------
                                                        January 31        April 30          July 31           OCTOBER 31
                                                        ----------        ----------        ----------        ----------
   1998
   ----
Interest income                                         $    610          $    934          $    913          $    856
                                                        --------          --------          --------          ---------
Net interest income                                          610               934               913               856
Gain (loss) on sale of securities                         38,926               (17)               --                --
Other operating expenses                                    (142)             (444)             (131)             (349)
                                                        --------          --------          --------          --------
Income before taxes                                       39,394               473               782               551
Provision (benefit) for taxes                              3,319               (90)              440               (96)
                                                        --------          --------          --------          --------
Net income                                              $ 36,075          $    563          $    342          $    647
                                                        ========          ========          ========          ========

Per share data
  Net income per common share
  Basic                                                 $  16.97          $    .26          $    .16          $    .30
                                                        ========          ========          ========          ========
  Diluted                                               $  16.01          $    .25          $    .15          $    .29
                                                        ========          ========          ========          ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         OCTOBER 31, 1999, 1998 AND 1997


NOTE R - SUBSEQUENT EVENTS

         On January 3, 2000, the Company entered into an agreement to acquire 24.9% of the issued and outstanding shares of the common stock of Madison Merchant Services, Inc., a privately held New York State corporation ("Madison"), for a cash purchase price of $285,000. In addition, the Company will receive an option to purchase up to an additional 26.1% of the presently outstanding shares of Madison common stock during the period from November 1, 2001 and February 1, 2003.

         Madison currently provides merchant credit card processing services for restaurants, other retail establishments and a variety of other merchants. The Company anticipates closing the transaction immediately following receipt of all required administrative and regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the current directors and executive officers of the Company:

Name                                Age     Position(s)
----                                ---     ----------------------------
William L. Cohen                    58      Director
Moses Marx                          64      Director
Steven Rosenberg                    51      President, Director
Harold L. Schneider                 57      Secretary
Randolph B. Stockwell               53      Director


         Mr. Cohen was elected a director in July 1993. Mr. Cohen is President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, positions he has held for more than the past five years.

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

         Mr. Rosenberg has served as President and Chief Executive Officer of the Company since March 1999 and as Vice President and Chief Financial Officer since 1990. He also serves as chief administrative officer of the Company.
Mr. Rosenberg was elected a director in May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc.

         Mr. Schneider was elected Secretary in April 1990. Mr. Schneider has been a partner in the law firm Kirkpatrick & Lockhart LLP since July 1999. He was a partner in the law firm Tenzer Greenblatt LLP from May 1981 to July 1999.

         Mr. Stockwell was elected a director in July 1988. He has been private investor for over ten years and has served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

         There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded by the Company, for the three fiscal years ended October 31, 1999, 1998 and 1997, to Mr. Steven Rosenberg, its President and principal executive officer. Mr. Rosenberg was the only officer of the Company during the fiscal year ended October 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                        Annual
                                                        Compensation
                                                        ------------
Name and Principal Position
---------------------------
                                                 Year   Salary($)
                                                 ----   ---------
Steven Rosenberg, President,                     1999   125,000
Vice President and Chief                         1998    90,000
Financial Officer                                1997    90,000


         No options were granted in the fiscal year ended October 31, 1999 to Mr. Rosenberg.

         The following table sets forth information concerning options exercised by Mr. Rosenberg during the fiscal year ended October 31, 1999, and the number of options owned by Mr. Rosenberg and the value of any in-the-money unexercised options as of October 31, 1999.


                          AGGREGATED OPTION EXERCISES*
                        AND FISCAL YEAR-END OPTION VALUES

                         Number of Securities                        Value of Unexercised
                         Underlying Unexercised                      In-The-Money Options
                         Options at October 31, 1999                 at October 31, 1999(1)
                         ---------------------------                 -----------------------

Name                     Exercisable   Unexercisable                 Exercisable    Unexercisable
----                     -----------   -------------                 -----------    -------------
Steven Rosenberg           15,000        0                            $363,750        0


* No options were exercised in the fiscal year ended October 31, 1999 by Mr. Rosenberg.

---------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on October 39, 1999 was $34.00 per share.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company receives monthly fees of $1,000 for serving as a director of the Company and $1,000 for each day during which he participates in a meeting of the Board and, if on a separate day, $500 for each day during which he participates in a meeting of a committee of the Board of which is a member. In addition, see "1999 Stock Incentive Plan" below.

1999 STOCK INCENTIVE PLAN

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At January 15, 2000, options to acquire 43,875 shares of common stock have been granted under this plan and 156,125 options are available for future grants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 15, 2000 with respect to the beneficial ownership of the Company's Common Stock by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Steven Rosenberg, the Company's only executive officer, and (iii) all executive officers and directors as a group.


                                                               Number of                          Percent
                                                                Shares                            of Class
                                                               ---------                          ---------
William Cohen                                                      1,500(1)                        *

Moses Marx                                                     1,106,120(2)                       51.9%
160 Broadway, New York, NY 10038

Steven Rosenberg                                                  20,082(3)                        *

Randolph B. Stockwell                                              7,000(4)                        *

All executive officers and directors
  as a group (4 persons)                                       1,134,702(5)                       52.9%

----------------
 *  Less than 1%.

(1) Includes 1,000 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1991 Stock Option Plan for Non-Employee Directors.

(2) Includes 500 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1991 Stock Option Plan for Non-Employee Directors.

(3) Includes 15,000 shares issuable upon the exercise of outstanding options which have been granted to Mr. Rosenberg.

(4) Includes 1,000 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1991 Stock Option Plan for Non-Employee Directors.

(5) Includes 17,500 shares of Common Stock which are issuable upon the exercise of outstanding options.

PRINCIPAL SECURITYHOLDERS

         The following tables sets forth certain information regarding ownership of the Company's Common Stock as of January 18, 2000 by parties who have advised the Company that they own more than five percent (5%) of the Company's Common Stock.

                                                                       Common Stock Beneficially Owned
                                                                       ----------------------------------
                                                                       Number of                 Percent
                                                                        Shares                   of Class
                                                                       ---------                 --------
Estate of Mel Schnell(1)                                               150,000                     6.6%
6 Maiden Lane
New York, NY 10038

Citibank Overseas Investment Corporation(2)                            115,000                     5.4%
One Penn's Way
New Castle, DE 19720

------------
(1) Based upon filings made by the estate of Mr. Schnell with the Securities and Exchange Commission. Represents 150,000 shares of Common Stock which are issuable upon the exercise of options granted to Mr. Schnell, while President of the Company, under the Company's 1991 Stock Incentive Plan.
(2) Based upon a joint filing of Schedule 13G with Citibank, N.A., Citicorp and Citigroup Inc.

         The foregoing information with respect to persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock is based upon filings made by said persons with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1999, the Company made a term loan in the principal amount of $2,000,000 to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar Corporation, the principal stockholder and chief executive officer of which is Moses Marx, a director and principal stockholder of the Company.

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) DOCUMENTS FILED AS PART OF THIS REPORT:

         (i)  Financial Statements

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of October 31, 1999 and 1998 Consolidated Statements of Operations for the Years Ended October 31,
           1999, 1998 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended
           October 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended October 31,
           1999, 1998 and 1997
         Notes to Consolidated Financial Statements

         (ii)  Financial Statement Schedules


         Schedule
         Number            Description
         --------          -----------
         None


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (iii)  Exhibits



EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 3.1      Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Company's Current
            Report on Form 8-K dated March 30, 1999).

 3.2      Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
            March 30, 1999).

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

10.4      1991 Stock Incentive Plan of the Company (incorporated by reference to
            Exhibit 10.14 to the Company's Annual Report on Form 10-K for the
            Fiscal Year Ended October 31, 1991).

10.5      Stock Incentive Plan for Non-Employee Directors of the Company
            (incorporated by reference to Exhibit 10.15 to the Company's Annual
            Report on Form 10-K for the Fiscal Year Ended October 31, 1991).


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

10.8      1999 Stock Incentive Plan of the Company (incorporated by reference to
            Exhibit 10.8 to the Company's Current Report on Form 8-K dated March
            30, 1999).

21.       Subsidiaries of the Company.

23.       Consent of Independent Certified Public Accountant

27.       Financial Data Schedules


         (B)  REPORTS ON FORM 8-K.

         The Company filed a current report on Form 8-K dated December 13, 1999 which sets forth information under Item 8. Change in Fiscal Year.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            BERKSHIRE BANCORP INC.


                                            BY:  /s/  Steven Rosenberg
                                                --------------------------------
                                                      STEVEN ROSENBERG
                                            President, (Chief Executive Officer)


                                            DATE:    January 27, 2000
                                                 -------------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
                                                     President, (Chief
                                                     Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);
/s/  Steven Rosenberg                                Director                                    January 27, 2000
----------------------------
      STEVEN ROSENBERG

/s/  William Cohen                                   Director                                    January 27, 2000
----------------------------
      WILLIAM COHEN

/s/  Moses Marx                                      Director                                    January 27, 2000
----------------------------
      MOSES MARX

/s/ Randolph B. Stockwell                            Director                                    January 27, 2000
----------------------------
     RANDOLPH B. STOCKWELL