Form 10-K405/A
period 1999-10-31
BERKSHIRE BANCORP INC /DE/
filed 2000-02-08
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                            AMENDMENT NO. 1 TO FORM 10-K

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended October 31, 1999, as set forth in the pages attached hereto:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Consolidated Balance Sheets.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             OCTOBER 31,        OCTOBER 31,
                                                                                1999               1998
                                                                         ---------------------------------------
ASSETS
Cash and due from banks                                                    $   2,333           $      58
Interest bearing deposits                                                      3,496              65,200
Federal funds sold                                                            18,000                  --
                                                                           ---------           ---------
Total cash and cash equivalents                                               23,829              65,258
Investment Securities:
 Available-for-sale                                                           80,775                  --
 Held-to-maturity                                                              2,101                  --
                                                                           ---------           ---------
Total investment securities                                                   82,876                  --
Loans, net of unearned income                                                 60,557                  --
 Less: allowance for loan losses                                                (905)                 --
                                                                           ---------           ---------
Net loans                                                                     59,652                  --
Accrued interest receivable                                                    1,567                  --
Premises and equipment, net                                                      392                  --
Goodwill, net of amortization of $608                                         12,195                  --
Other assets                                                                     475               1,572
                                                                           ---------           ---------
Total assets                                                               $ 180,986           $  66,830
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                      $  14,676           $      --
Interest bearing                                                              87,642                  --
                                                                           ---------           ---------
Total deposits                                                               102,318                  --
Securities sold under agreements to repurchase                                 1,500                  --
Accrued interest payable                                                         290                  --
Accrued other liabilities                                                      1,671               1,185
Income taxes payable                                                           1,424                 179
Deferred tax liability                                                           477                  --
                                                                           ---------           ---------
Total liabilities                                                            107,680               1,364
                                                                           ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   October 31, 1999, 2,127,265 shares
   October 31, 1998, 2,126,265 shares                                            256                 256
Additional paid-in capital                                                    78,570              78,546
Accumulated other comprehensive income, net                                    1,943                  --
Accumulated deficit                                                           (4,703)            (10,563)
Less: Common stock in treasury - at cost:
 October 31, 1999, 438,830 shares
 October 31, 1998, 439,830 shares

                                                                              (2,760)             (2,773)
                                                                            ---------           ---------
Total stockholders' equity                                                    73,306              65,466
                                                                           ---------           ---------
                                                                           $ 180,986           $  66,830
                                                                           =========           =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS AMENDMENT TO REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            BERKSHIRE BANCORP INC.


                                            BY:  /s/  Steven Rosenberg
                                                --------------------------------
                                                      STEVEN ROSENBERG
                                            President, (Chief Executive Officer)


                                            DATE:    February 8, 2000
                                                 -------------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT TO REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
                                                     President, (Chief
                                                     Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);
/s/  Steven Rosenberg                                Director                                    February 8, 2000
----------------------------
      STEVEN ROSENBERG

/s/  William Cohen                                   Director                                    February 8, 2000
----------------------------
      WILLIAM COHEN

/s/  Moses Marx                                      Director                                    February 8, 2000
----------------------------
      MOSES MARX

/s/ Randolph B. Stockwell                            Director                                    February 8, 2000
----------------------------
     RANDOLPH B. STOCKWELL