Form 10KT405
period 1999-12-31
BERKSHIRE BANCORP INC /DE/
filed 2000-03-29
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

                                       OR

[ X ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1999 to December 31, 1999

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

COMMON STOCK, PAR VALUE $.10 PER SHARE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of March 23, 2000: $36,362,268.

Number of shares of Common Stock outstanding as of March 23, 2000: 2,127,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS. Statements in this Transition Report on Form 10-K that are not based on historical fact may be "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. They include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those indicated due to: major changes in business conditions and the economy, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, loss of key senior management, major disruptions in the operations of the Company's banking facilities, new competitors or technologies, acquisition integration costs, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, litigation costs, and items listed in the sections entitled "Business" and "Management's Discussion" in this Transition Report on Form 10-K.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Berkshire Bancorp Inc. (formerly Cooper Life Sciences, Inc.), a Delaware corporation ("Berkshire" or the "Company") is a bank holding companies under the Bank Holding Company Act. On December 10, 1999, the Board of Directors of the Company approved a change in the Company's fiscal year to December 31. This Transition Report on Form 10-K covers the two month transition period ended December 31, 1999.

         On February 7, 2000, the Company acquired 24.9% of the issued and outstanding shares of the common stock of Madison Merchant Services, Inc., a privately held New York State corporation ("Madison"), for a cash purchase price of $285,000. In addition, the Company received an option to purchase up to an additional 26.1% of the presently outstanding shares of Madison common stock during the period from November 1, 2001 and February 1, 2003. Madison currently provides merchant credit card processing services for restaurants, other retail establishments and a variety of other merchants.

         On August 6, 1998, Berkshire made a cash tender offer for any and all of the outstanding shares of common stock of The Berkshire Bank (the "Bank"), a New York state-chartered commercial bank and on January 4, 1999, purchased approximately 99% of the outstanding shares of common stock of the Bank. (See Note A of Notes to Consolidated Financial Statements). As used in this Transition Report on Form 10-K, the term "Company" shall mean Berkshire and its consolidated subsidiaries unless the context otherwise requires. The Company was not engaged in any business operations in the year prior to the acquisition of the Bank. At present, the Bank comprises the Company's only business operations.

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

BANK HOLDING COMPANY REGULATION

         The Federal Reserve is authorized to make regular examinations of the Company and its nonbank subsidiaries. Under federal law and Federal Reserve regulations, the activities in which the Company and its nonbank subsidiaries may engage are limited. The Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve, except as specifically authorized under federal law and Federal Reserve regulations. The Company, subject to the approval of the Federal Reserve, may acquire more than 5% of the voting shares of non-banking corporations if those corporations engage in activities which the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These limitations also apply to activities in which the Company engages directly rather than through a subsidiary. However, pursuant to Section 103 of the Gramm-Leach-Bliley Act, the Company may elect, provided it meets certain conditions, to engage in a significantly broader range of activities or own shares of companies that engage in such broader activities those that are determined to be financial in nature or incidental to such financial activity or complementary in certain situations, to a financial activity.

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

         The Company must also meet a risk-based capital standard. Capital, for the risk-based capital requirement, is divided into Tier I capital and Supplementary capital, determined as discussed below in connection with the FDIC capital requirements imposed on the Bank. The Federal Reserve requires that the Bank maintain a ratio of total capital (defined as Tier I plus Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. Risk weighted assets are also determined in a manner comparable to the determination of risk-weighted assets under FDIC regulations as discussed below.

         At December 31, 1999, the Company satisfies all applicable Federal Reserve minimum capital requirements.

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

         Under FDIC regulations, the Bank generally may not directly or indirectly acquire or retain any equity investment that is not permissible for a national bank. In addition, the Bank may not directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the applicable FDIC insurance fund and the Bank is in compliance with applicable regulatory capital requirements. FDIC regulations permit real estate investments under certain circumstances.The Bank does not engage in real estate investing.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 1999, the Bank's Tier I leverage capital ratio was 8.8%.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 1999, the Bank maintained a 15.4% Tier I risk-based capital ratio and a 16.5% total risk-based capital ratio.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 1999, the Bank was well capitalized under all three of these standards.

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

         DIVIDENDS FROM THE BANK TO THE COMPANY. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 1998 and 1999 calendar years totaled approximately $2.7 million. However, the ability of Berkshire to pay dividends is not presently dependent upon the receipt of dividends from the Bank.

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


         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for the most recent quarter was equal to 0.01184% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2000, the assessment will increase to 0.02120% of the Bank's insured deposits.

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

PERSONAL HOLDING COMPANY STATUS

         For the two months ended December 31, 1999 and for the fiscal years ended October 31, 1999 and 1998, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, the Company is required to pay an additional income tax or issue a dividend to its shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. On September, 14, 1999 and October 19, 1998, the Board of Directors of the Company declared cash dividends in the amounts of $.12 and $.72 per common share, respectively. (See Dividends in Item
5).

EMPLOYEES

         On March 24, 2000, Berkshire had one full time employee and the Bank employed approximately 22 full time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

         The following are Berkshire's and the Bank's principal facilities, all of which are leased, as of March 24, 2000:

                                            Approximate       Approximate
                                            Floor Area        Annual            Lease
Location          Operations                (Sq. Ft.)         Rent              Expiration
--------          ----------                -----------       --------------    -----------
New York, NY      Executive Offices         1,500             $  18,000                (1)
New York, NY      Main Bank Office          5,100             $ 217,000         March 2001
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


                                                                       HIGH             LOW
                                                                       ----             ---
TRANSITION PERIOD ENDED DECEMBER 31, 1999
-----------------------------------------
November 1, 1999 to December 31, 1999                                   37                33


                                                                       HIGH             LOW
                                                                       ----             ---
FISCAL YEAR ENDED OCTOBER 31, 1999
----------------------------------
November 1, 1998 to January 31, 1999                                    41                29 1/2
February 1, 1999 to April 30, 1999                                      43 1/16           32
May 1, 1999 to July 31, 1999                                            45                39 1/2
August 1, 1999 to October 31, 1999                                      39 1/2            34



                                                                       HIGH             LOW
                                                                       ----             ----
FISCAL YEAR ENDED OCTOBER 31, 1998
----------------------------------
November 1, 1997 to January 31, 1998                                    37 7/8           25 1/4
February 1, 1998 to April 30, 1998                                      41               35 3/4
May 1, 1998 to July 31, 1998                                            42 1/2           36 1/2
August 1, 1998 to October 31, 1998                                      41 1/2           27 1/8


         As of the close of business on March 23, 2000, there were approximately 2,260 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                       FIVE YEAR FINANCIAL HIGHLIGHTS (a)

         The following is a summary of certain financial information with respect to the Company at and for the two months ended December 31, 1999 and at and for the fiscal years ended October 31, 1999, 1998, 1997, and 1996. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                     DECEMBER 31,                                OCTOBER 31,
                                  -----------------   ----------------------------------------------------
                                       1999(b)          1999          1998          1997          1996
                                       -------          ----          ----          ----          ----
                                                 (Dollars in thousands, except for per share data)
Balance Sheet Data:
Total Assets                        $192,130        $180,986      $ 66,830      $ 64,521     $ 34,138
Loans, net                            64,668          59,652            --            --           --
Investment securities                 89,497          82,876            --        38,067       33,572
Goodwill                              12,073          12,195            --            --           --
Deposits                             104,087         102,318            --            --           --
Stockholders' equity                  78,070          73,306        65,466        61,729       33,177

Interest income                        1,843           8,525         3,313           669           --
Interest expense                         553           2,548            --            --          138
                                    --------        --------      --------      --------     --------
Net interest income before
 provision for loan losses             1,290           5,977         3,313           669         (138)
Provision for loan losses                 10              45            --            --           --
                                    --------        --------      --------      --------     --------
Net interest income                    1,280           5,932         3,313           669         (138)
Investment securities gains            3,109           7,622        38,909        16,845          772
Other income                              70             633            44           119           22
Other expenses                           607           2,948         1,066           823        2,905
Amortization of goodwill                 122             608            --            --           --
                                    --------        --------      --------      --------     --------
Income (loss) before
 income taxes                          3,730          10,631        41,200        16,810       (2,249)
Provision for income taxes             1,448           4,091         3,573           100           --
                                    --------        --------      --------      --------     --------
Net income (loss)                   $  2,282        $  6,540      $ 37,627      $ 16,710     $ (2,249)
                                    ========        ========      ========      ========     ========
Net income (loss) per share:
 Basic                              $   1.07        $   3.08      $  17.70      $   7.78     $  (1.05)
                                    ========        ========      ========      ========     ========
 Diluted                            $   1.01        $   2.89      $  16.66      $   7.45     $  (1.05)
                                    ========        ========      ========      ========     ========
Cash dividends per
 common share                       $     --        $    .32      $    .72      $     --     $     --
                                    ========        ========      ========      ========     ========
Selected Operating Ratios
Return on average assets (c)             7.0%            3.9%         55.0%         32.9%        (7.7)%
Return on average equity (c)            14.6%            6.2%         57.2%         33.8%        (8.3)%
Net interest margin (c)                  4.9%            4.4%          4.8%          1.3%          --
Average equity/average assets           47.9%           48.3%         96.2%         97.3%        92.6%
Allowance for loan
losses/total loans                       1.4%            1.5%           --            --           --

(a) The prior years' amounts have been reclassified to conform to the current years' presentation.

(b) On December 10, 1999, the Company changed its fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999.

(c) Selected amounts for the two months ended December 31, 1999 were annualized to calculate ratios.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company") for the two months ended December 31, 1999 and for the fiscal years ended October 31, 1999 and 1998. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 8 herein. Reference is also made to Part I, Item 1 "Business" herein.

GENERAL

         On December 10, 1999, the Board of Directors of the Company approved a change in fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                  PROFORMA SELECTED CONSOLIDATED FINANCIAL DATA

         The following sets forth a comparison of selected financial data which reflects the balances and results of operations on an unaudited proforma consolidated basis as if the acquisition of The Berkshire Bank had become effective on October 31, 1999, 1998 and 1997, in the case of balance sheet information presented, and at the beginning of the periods indicated, in the case of operations information presented. Period end amounts have been utilized to calculate performance ratios:

                                                                     TWELVE MONTHS ENDED
                                                                         OCTOBER 31,
                                                         --------------------------------------------
                                                             1999           1998           1997
                                                         ------------    -----------   ------------
                                                     (Dollars in thousands, except per share amounts)
Earnings Summary:
Interest income                                             $  9,515       $  9,392       $  6,076
Interest expense                                               2,964          3,642          3,836
                                                         ------------    -----------   ------------
Net interest income                                            6,551          5,750          2,240
Provision for possible loan losses                                45             60             60
                                                         ------------    -----------   ------------
Net interest income after provision
 for possible loan losses                                      6,506          5,690          2,180
Other income (loss)                                            8,355         39,311         17,336
Other expenses                                               (4,156)          4,474          4,214
                                                         ------------    -----------   ------------
Income (loss) before income taxes
 and extraordinary items                                      10,705         40,527         15,302
Income taxes                                                   4,844          3,258            145
                                                         ------------    -----------   ------------
Income (loss) before extraordinary items                       5,861         37,269         15,157
Extraordinary items                                               --            150             --
                                                         ------------    -----------   ------------
Net income (loss)                                           $  5,861       $ 37,119       $ 15,157
                                                         ============    ===========   ============
Per Share Data:
Weighted average common shares outstanding-basic               2,126          2,126          2,147
Weighted average common shares outstanding-diluted             2,261          2,258          2,244
Net income per common share- basic                          $   2.76       $  17.46       $   7.06
Net income per common share- diluted                        $   2.59       $  16.44       $   6.75
Dividends paid per common share                             $    .32       $    .72       $     --

Balance Sheet Summary:
Investment securities                                       $ 82,876       $ 50,785       $ 75,696
Cash and cash equivalents                                     23,829         47,472         18,816
Loans, net                                                    59,652         38,994         36,992
Allowance for loan losses                                      (905)          (803)          (723)
Total assets                                                 183,148        155,388        152,961
Deposits                                                     102,318         86,232         89,469
Stockholder's equity                                        $ 72,586       $ 64,958       $ 60,176

Performance Ratios:
Return on average assets                                         3.3%          23.9%           9.9%
Return on average equity                                         8.4%          57.4%          25.2%
Average equity to average assets                                39.6%          41.1%          39.3%
Net Interest Margin                                              4.4%           3.9%           2.3%


DISCUSSION OF RESULTS OF OPERATIONS

OVERVIEW

         TWO MONTHS ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 1999. Net income was $2.28 million or $1.01 per diluted share for the two months ended December 31, 1999 and $13.69 million or $6.06 per diluted share on an annualized basis.

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

         The Company's average balances, interest, and average yields are set forth on the following tables (in thousands, except percentages):

                                              TWO MONTHS ENDED                     TWELVE MONTHS ENDED
                                            DECEMBER 31, 1999 (6)                  OCTOBER 31, 1999 (7)
                                       --------------------------------      ---------------------------------

                                                     INTEREST    AVERAGE                   INTEREST   AVERAGE
                                        AVERAGE        AND        YIELD/        AVERAGE       AND       YIELD/
                                        BALANCE      DIVIDENDS     RATE         BALANCE     DIVIDENDS   RATE
                                        -------      ---------   --------       -------    ---------- --------
INTEREST-EARNING ASSETS:
Loans (1)                               $  61,691     $   892       8.68%     $ 44,893   $  3,623        8.07%
Investment securities                      77,149         767       5.97        66,352      3,760        5.67
Other (2)(5)                               20,299         184       5.44        38,573      2,132        5.53
                                        ---------     -------       ----     ---------   --------        ----
Total interest-earning assets             159,139       1,843       6.95       149,818      9,515        6.35
                                                                    ----                                 ----
Noninterest-earning assets                 52,256                               45,340
                                        ---------                            ---------
Total Assets                            $ 211,395                            $ 195,158
                                        =========                            =========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  52,659         292       3.33        53,236      1,669        3.14
Time deposits                              32,257         245       4.56        21,714      1,205        5.55
Other borrowings                            1,500          16       6.40         1,514         90        5.94
                                        ---------     -------       ----     ---------   --------        ----
Total interest-bearing
 liabilities                               86,416         553       3.84        76,464      2,964        3.88
                                                      -------       ----                 --------        ----
Demand deposits                            15,953                               17,485
Noninterest-bearing liabilities             7,863                                6,994
Stockholders' equity (5)                  101,163                               94,215
                                        ---------                            ---------
Total liabilities and
 stockholders' equity                   $ 211,395                            $ 195,158
                                        =========                            =========
Net interest income                                   $ 1,290                            $  6,551
                                                      =======                            ========
Interest-rate spread (3)                                            3.11%                                2.47%
                                                                    ====                                 ====
Net interest margin (4)                                             4.86%                                4.37%
                                                                    ====                                 ====
Ratio of average interest-earning
assets to average interest bearing
liabilities                                184.15%                              195.93%
                                           ======                               ======

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

(6) The yields and rates were calculated by annualizing the interest for the two months ended December 31, 1999.

(7) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


                                                     TWELVE MONTHS ENDED
                                                    OCTOBER 31, 1998 (6)
                                             -----------------------------------
                                                           INTEREST      AVERAGE
                                             AVERAGE         AND          YIELD/
                                             BALANCE       DIVIDENDS       RATE
                                             --------      ---------     --------
INTEREST-EARNING ASSETS:
Loans (1)                                    $ 39,085      $ 3,325          8.51%
Investment securities                          45,569        2,713          5.95
Other (2)(5)                                   61,051        3,354          5.49
                                             --------      -------          ----
Total interest-earning assets                 145,705        9,392          6.45
                                                                            ----
Noninterest-earning assets                     18,222
                                             --------
Total Assets                                 $163,927
                                             ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                      58,273        2,320          3.98
Time deposits                                  25,203        1,299          5.15
Other borrowings                                  382           23          6.02
                                             --------      -------          ----
Total interest-bearing
 liabilities                                   83,858        3,642          4.34
                                                           -------

Demand deposits                                13,144
Noninterest-bearing liabilities                 2,623
Stockholders' equity (5)                       64,302
                                             --------

Total liabilities and
 stockholders' equity                        $163,927
                                             ========

Net interest income                                        $ 5,750
                                                           =======

Interest-rate spread (3)                                                    2.11%
                                                                            =====

Net interest margin (4)                                                     3.95%
                                                                            =====

Ratio of average interest-earning
assets to average interest bearing
liabilities                                    173.75%
                                               ======


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

(6) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

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

                                                        TWO MONTHS ENDED DECEMBER 31, 1999(1)
                                                                       VERSUS
                                                        TWELVE MONTHS ENDED OCTOBER 31, 1999
                                                             INCREASE (DECREASE) DUE TO
                                           -----------------------------------------------------
                                                RATE             VOLUME               TOTAL
                                           ---------------   ---------------      --------------
Interest-earning assets:
 Loans                                              $ 289           $ 1,440             $ 1,729
 Investment securities                                206               636                 842
 Other                                                (34)             (994)             (1,028)
                                           ---------------   ---------------      --------------
Total                                                 461             1,082               1,543
                                           ---------------   ---------------      --------------
Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                            101               (18)                 83
 Time deposits                                       (154)              419                 265
 Other borrowings                                       7                (1)                  6
                                           ---------------   ---------------      --------------
Total                                                 (46)              400                 354
                                           ---------------   ---------------      --------------
Net interest income                                 $ 507             $ 682             $ 1,189
                                           ===============   ===============      ==============


(1) Interest income and expense for the two months ended December 31, 1999 were annualized to prepare the rate/volume analysis to properly reflect the changes in volume and rate that occurred during the period.

                                                                  PROFORMA
                                                       TWELVE MONTHS ENDED OCTOBER 31,
                                                              1999 VERSUS 1998
                                                         INCREASE (DECREASE) DUE TO
                                           -----------------------------------------------------
                                                RATE             VOLUME               TOTAL
                                           ---------------   ---------------      --------------
Interest-earning assets:
 Loans                                             $ (34)             $ 332               $ 298
 Investment securities                               (15)             1,062               1,047
 Other                                                 2             (1,224)             (1,222)
                                           ---------------   ---------------      --------------
Total                                                (47)               170                 123
                                           ---------------   ---------------      --------------
Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                          (128)              (523)               (651)
 Time deposits                                        (5)               (89)                (94)
 Other borrowings                                     --                 67                  67
                                           ---------------   ---------------      --------------
Total                                               (133)              (545)               (678)
                                           ---------------   ---------------      --------------
Net interest income                                 $ 86              $ 715               $ 801
                                           ===============   ===============      ==============


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

NON-INTEREST EXPENSE

         The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. The amortization of intangible assets of $122,000 and $608,000 for the two months ended December 31, 1999 and the fiscal year ended October 31 1999, respectively, is a result of the goodwill recorded in the acquisition of the Bank.

INCOME TAXES

         The provision for income taxes was $1.45 million for the two months ended December 31, 1999, and $4.09 million and $3.57 million for the fiscal year ended October 31 1999 and 1998, respectively. In 1998, the Company utilized its remaining net operating loss carryforwards to offset taxes which would have been due. The Company's income for the two months ended December 31, 1999 and the year ended October 31, 1999 was fully taxable.

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

         The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):

                                                            COST      FAIR VALUE
                                                          --------    ----------
       DECEMBER 31, 1999
  Available-For-Sale
U.S. Government Agencies                                   $65,907       $64,746
Mortgage-backed securities                                   4,571         4,496
Marketable equity securities and other                       6,060        15,256
                                                           -------       -------
Total                                                      $76,538       $84,498
                                                           =======       =======
  Held-To-Maturity
U.S. Government Agencies                                   $   522       $   522
Corporate notes                                              4,477         4,476
                                                           -------       -------
Total                                                      $ 4,999       $ 4,998
                                                           =======       =======



                                                            COST      FAIR VALUE
                                                          --------    ----------
       OCTOBER 31, 1999
  Available-For-Sale
U.S. Government Agencies                                   $65,934       $66,468
Mortgage-backed securities                                   4,841         4,768
Marketable equity securities and other                       4,572        11,143
                                                           -------       -------
Total                                                      $75,347       $80,775
                                                           =======       =======
  Held-To-Maturity
U.S. Government Agencies                                   $ 1,605       $ 1,603
Corporate notes                                                496           496
                                                           -------       -------
Total                                                      $ 2,101       $ 2,099
                                                           =======       =======


                                                            COST      FAIR VALUE
                                                          --------    ----------
       OCTOBER 31, 1998 (1)
  Available-For-Sale
U.S. Government Agencies                                   $33,586       $33,687
Corporate notes                                              1,893         1,815
Federal Home Loan Bank Stock                                   535           535
                                                           -------       -------
Total                                                      $36,014       $36,037
                                                           =======       =======
  Held-To-Maturity
U.S. Government Agencies                                   $12,504       $12,468
Corporate notes                                              2,244         2,242
                                                           -------       -------
Total                                                      $14,748       $14,710
                                                           =======       =======

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at December 31, 1999 (dollars in thousands):

                                WEIGHTED
                                AVERAGE
                                 YIELD            COST      FAIR VALUE
                               ----------        ------    -------------
AVAILABLE-FOR-SALE
  U.S. Government
   Agencies Obligations
Due within one year              5.46%           $13,002       $12,945
Due after one year
 through five years              5.48             37,491        36,758
Due after five years
 through ten years               5.59             12,647        12,345
Due after ten years              5.93              7,295         7,150
                                                 -------       -------
                                                  70,435        69,198
                                                 -------       -------
  Corporate Notes
Due within one year                                   --            --
Due after one year
 through five years              6.46                957           807
Due after five years
 through ten years               8.07                568           470
Due after ten years              7.19                200           192
                                                 -------       -------
                                                   1,725         1,469
                                                 -------       -------
  Executone Information
   Systems, Inc.
   Common Stock                    --                 --         9,745
  Preferred Stocks               9.51              3,843         3,551
  Federal Home Loan
   Bank Stock                    6.70                535           535
                                                 -------       -------
                                                   4,378        13,831
                                                 -------       -------
                                                 $76,538       $84,498
                                                 =======       =======

HELD-TO-MATURITY
  U.S. Government
   Agencies Obligations
Due within one year                --                 --            --
Due after one year
 through five years              6.22                135           135
Due after five years
 through ten years               7.13                121           121
Due after ten years              6.35                266           266
                                                 -------       -------
                                                     522           522
                                                 -------       -------
  Corporate Notes
Due within one year              6.33              3,980         3,979
Due after one year
 through five years              6.06                497           497
Due after five years
 through ten years
Due after ten years                                   --            --
                                                 -------       -------
                                                   4,477         4,476
                                                 -------       -------
                                                 $ 4,999       $ 4,998
                                                 =======       =======

LOAN PORTFOLIO

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 1999 and October 31, 1999, the Company had total loans of $65.6 million and $60.5 million, respectively, and an allowance for loan losses of approximately $923,000 and $905,000, respectively. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         At December 31, 1999, the Bank's total capital was approximately $25.3 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $3.8 million, with an additional approximately $2.5 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $3.8 million. At December 31, 1999, the Bank was in compliance with these standards.

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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                 DECEMBER 31,                                      OCTOBER 31,
                                              ------------------             ------------------------------------------------
                                                1999                         1999 (1)                       1998 (1)
                                              ------------------             ------------------            ------------------
                                                         % OF                           % OF                            % OF
                                               AMOUNT    TOTAL                AMOUNT    TOTAL               AMOUNT      TOTAL
                                               ------    -----                ------    -----               ------      -----
Commercial and
 professional loans                            $5,358      8.2%               $6,824     11.3%               $3,548      8.9%
Secured by real
 estate                                        57,652     87.9                51,300     84.7                33,015     82.9
Personal                                        2,345      3.6                 1,932      3.2                 1,970      5.0
Other                                             236      0.3                   501      0.8                 1,264      3.2
                                              -------   -------               -------   -----                ------     -----
                                               65,591
Total loans                                              100.0%               60,557    100.0%               39,797    100.0%
                                                         ======                         ======                         ======
Less:
 Allowance for loan
 losses                                          (923)                          (905)                          (803)
                                             --------                       ---------                      ---------
Loans, net                                   $ 64,668                       $ 59,652                       $ 38,994
                                             ========                       =========                      =========




                                                            OCTOBER 31,
                                     --------------------------------------------------------
                                          1997 (1)                        1996 (1)
                                     --------------------------          --------------------
                                                       % OF                           % OF
                                            AMOUNT     TOTAL               AMOUNT     TOTAL
                                     --------------   --------           ---------   --------
Commercial and
 professional loans                         $7,011     18.6 %               $5,646     22.4 %
Secured by real
 estate                                     27,164     72.0                 16,152     64.1
Personal                                     2,275      6.0                  2,447      9.7
Other                                        1,265      3.4                    959      3.8
                                       ------------   --------           ---------   -------
Total loans                                 37,715    100.0 %               25,204    100.0 %
                                                      ========                       =======
Less:
 Allowance for loan
 losses                                       (723)                           (824)
                                       ------------                      ---------

Loans, net                                $ 36,992                        $ 24,380
                                       ============                      =========

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

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


                                          DECEMBER 31                                OCTOBER 31,
                                       ------------------       -------------------------------------------------------
                                           1999                1999(1)          1998(1)         1997(1)         1996(1)
                                           ----                ----             ----            ----            ----
    Nonaccrual loans:

    Commercial and other loans              $--                $  --             $--           $  --           $ 114
    Secured by real estate                   --                  121              30             237             555
                                           ----                -----            ----           -----          ------
    Total nonaccrual loans                   --                  121              30             237             669
                                           ----                -----            ----           -----          ------
    Total nonperforming loans               $--                $ 121             $30           $ 237           $ 669
                                           ====                =====            ====           =====          ======
    Total nonperforming loans                --                  .07%            .08%            .63%           2.65%
     to total assets
                                          =====                =====            ====           =====          ======

    (1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):


                                                     DECEMBER 31, 1999
                                     ---------------------------------------------------
                                          ALLOWANCE
                                          FOR LOAN        PERCENT OF          PERCENT OF
                                           LOSSES         ALLOWANCE           TOTAL LOANS
                                       ----------------   ----------------    ------------
Commercial and                                 $ 51          5.5%              0.08%
 professional loans
Secured by real estate                           43          4.7               0.07
Personal and other                                1          0.1                 --
General allowance (1)                           828         89.7               1.26
                                       ----------------   ----------------    ------------
Total allowance                                $923        100.0%              1.41%
 for loan losses
                                       ================   ================    ============

--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                      OCTOBER 31, 1999(2)
                                     ------------------------------------------------------

                                          ALLOWANCE
                                          FOR LOAN        PERCENT OF          PERCENT OF
                                           LOSSES         ALLOWANCE           TOTAL LOANS
                                       ----------------   ----------------    -----------------
Commercial and
 professional loans                            $ --           --  %             -- %
Secured by real estate                           59          6.5               0.12
Personal and other                               58          6.4               0.11
General allowance (1)                           788         87.1               1.56
                                       ----------------   ----------------    -----------------
Total allowance                                $905        100.0%              1.79%
 for loan losses
                                       ================   ================    =================

--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


                                                      OCTOBER 31, 1998(2)
                                     ------------------------------------------------------
                                          ALLOWANCE
                                          FOR LOAN        PERCENT OF          PERCENT OF
                                           LOSSES         ALLOWANCE           TOTAL LOANS
                                       ----------------   ----------------    -----------------
Commercial and
 professional loans                            $ --           --  %             -- %
Secured by real estate                           64          8.0                0.2
Personal and other                                2          0.2                --
General allowance (1)                           737         91.8                1.8
                                       ----------------   ----------------    -----------------
Total allowance                                $803        100.0%               2.0%
 for loan losses
                                       ================   ================    =================


--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                    OCTOBER 31, 1997(2)
                                     ---------------------------------------------------
                                         ALLOWANCE
                                          FOR LOAN        PERCENT OF          PERCENT OF
                                           LOSSES         ALLOWANCE          TOTAL LOANS
                                     ----------------   ----------------    -------------
Commercial and
 professional loans                        $ --               --  %                -- %
Secured by real estate                      119              16.5                 0.3
Personal and other                            6               0.8                  --
General allowance (1)                       598              82.7                 1.6
                                      ----------        -------------       --------------
Total allowance                           $ 723             100.0 %               1.9 %
 for loan losses
                                      ==========        =============       ==============

------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


                                                    OCTOBER 31, 1996(2)
                                     ---------------------------------------------------
                                          ALLOWANCE
                                          FOR LOAN        PERCENT OF           PERCENT OF
                                           LOSSES         ALLOWANCE            TOTAL LOANS
                                       ----------------   ----------------    -------------
Commercial and
 professional loans                       $      6           0.7 %                -- %
Secured by real estate                         322          39.0                 1.3
Personal and other                              57           6.9                 0.2
General allowance (1)                          439          53.4                 1.8
                                       ------------   ----------------    -----------------
Total allowance                           $    824         100.0 %               3.3 %
 for loan losses
                                       ============   ================    =================

--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates (dollars in thousands):

                                                                    DECEMBER 31, 1999
                                               ---------------------------------------------------------
                                                 WITHIN           1 TO            AFTER
                                                 1 YEAR          5 YEARS         5 YEARS        TOTAL
                                               ---------       -----------     -----------    ----------
Commercial-fixed rate                            $1,250           $ 2,208        $ 6,633      $ 10,091
                                                 ------           -------       --------      --------
Commercial-adjustable rate                        3,658            13,984          5,334        22,976
                                                 ------           -------       --------      --------
Total                                            $4,908           $16,192        $11,967      $ 33,067
                                                 ======           =======       ========      ========

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                      TWO MONTHS ENDED
                                        DECEMBER 31,                          YEARS ENDED OCTOBER 31,
                                     ------------------               ------------------------------------
                                                          1999          1999(1)         1998(1)         1997(1)         1996(1)
                                                          ----          ----            ----            ----            ----
Average loans outstanding                              $ 61,691       $ 48,387        $ 39,085        $ 31,081        $ 24,199
                                                       ========       ========        ========        ========        ========
Allowance at beginning of period                            905            803             723             824             893
Charge-offs:
 Commercial and other loans                                  --             --              --              --             314
 Real estate loans                                           --             31              --             196             232
                                                       --------       --------        --------        --------        --------
  Total loans charged-off                                    --             31              --             196             546
                                                       --------       --------        --------        --------        --------
Recoveries:
 Commercial and other loans                                   8             78              20              28              22
 Real estate loans                                           --             --              --               7              --
                                                       --------       --------        --------        --------        --------
  Total loans recovered                                       8             78              20              35              22
                                                       --------       --------        --------        --------        --------
  Net (charge-offs) recoveries                                8             47              20             161             524
                                                       --------       --------        --------        --------        --------
Provision for loan losses
 charged to operating expenses                               10             55              60              60             455
                                                       --------       --------        --------        --------        --------
Allowance at end of period                                  923            905             803             723             824
                                                       --------       --------        --------        --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding (2)                           .08%           .09%            .05%            .51%           2.17%
                                                       ========       ========        ========        ========        ========
Allowance as a percent of total loans                      1.41%          1.49%           2.02%           1.92%           3.27%
                                                       ========       ========        ========        ========        ========
Total loans at end of period                           $ 65,591       $ 60,557        $ 39,797        $ 37,715        $ 25,204
                                                       ========       ========        ========        ========        ========



         (1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         (2) Net (charge-offs) recoveries have been annualized to calculate ratios for comparability purposes.

DEPOSITS

         The Bank concentrates on obtaining deposits from businesses and professionals. The Bank offers a number of different deposit programs, including statement savings accounts, NOW accounts, money market deposits accounts, checking accounts and certificates of deposits with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank prices its deposit offerings competitively within the market it serves. These products are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds are very competitive, the Bank believes that personalized, quality service is also an important element in retaining core deposit customers.

         The following table summarizes the composition of the average balances of major deposit categories):

                                  DECEMBER 31,             OCTOBER 31,              OCTOBER 31,
                                    1999 (2)                 1999 (1)                 1998 (1)

                              ---------------------    ---------------------     -------------------
                               AVERAGE     AVERAGE     AVERAGE     AVERAGE       AVERAGE    AVERAGE
                                AMOUNT      YIELD       AMOUNT      YIELD         AMOUNT     YIELD
                              --------     --------    -------     ---------     -------    --------
                                                     (Dollars in thousands)
Demand deposits                $ 15,953       --       $ 17,485      --         $ 13,144      --
NOW and money market             47,994      3.49%       48,515     3.19%         56,589     4.01
Savings deposits                  4,665      2.66         4,721     2.58           1,684     3.16
Time deposits                    32,257      4.56        21,714     5.55          25,203     5.15
                               --------      ----      --------     ----        --------     ----
Total deposits                 $100,869      3.19%     $ 92,435     3.11%       $ 97,463     3.77%
                               ========      ====      ========     ====        ========     ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

(2) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $30,325,000 at December 31, 1999.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 1999:

                                                                   DECEMBER 31,
                                                                      1999
                                                                 --------------
                                                                 (In thousands)
3 months or less                                                      $24,792
Over 3 months but within 6 months                                       2,054
Over 6 months but within 12 months                                      1,103
Over 12 months                                                          2,376
                                                                      -------
Total                                                                 $30,325
                                                                      =======

CAPITAL RESOURCES AND LIQUIDITY

LIQUIDITY

         The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of The Berkshire Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. Berkshire paid cash dividends of $.32 per share and $.72 per share in fiscal 1999 and 1998, respectively. No dividends have been declared for the two months ended December 31, 1999. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 1999, Berkshire had cash of $35.4 million and marketable securities of $13.4 million.

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

                                                              BERKSHIRE BANCORP INC.
                                             INTEREST RATE SENSITIVITY GAP AT DECEMBER 31, 1999 (a)
                                                      (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                               ---------------------------------------------------------------------------------------------

                                              3 MONTHS         3 THROUGH        1 THROUGH          OVER
                                               OR LESS         12 MONTHS         3 YEARS          3 YEARS          TOTAL
                                           ---------------  --------------   --------------   --------------   -------------
Federal funds sold                         $  13,500        $      --        $      --        $      --        $   13,500
                                 (Rate)         5.93%              --               --               --              5.93%
                                           ---------        ---------        ---------        ---------        ----------
Interest bearing deposits                      3,834               --               --               --             3,834
 in banks
                                 (Rate)         5.33%              --               --               --              5.33%
                                           ---------        ---------        ---------        ---------        ----------
Loans (1)(2)
Adjustable rate loans                         23,591            9,994            2,993            2,991            39,569
                                 (Rate)         9.46%            8.34%            9.00%            8.47%
Fixed rate loans                                 432            1,578            2,278           21,734            26,022
                                 (Rate)         6.70%            7.08%            8.44%            8.06%             8.01%
                                           ---------        ---------        ---------        ---------        ----------
Total loans                                   24,023           11,572            5,271           24,725            65,591
Investments (3)(4)                             5,218           13,954           24,274           36,121            79,567
                                 (Rate)         6.33%            5.24%            5.43%            6.20%             5.81%
                                           ---------        ---------        ---------        ---------        ----------
Total rate-sensitive assets                   46,575           25,526           29,545           60,846           162,492
                                           ---------        ---------        ---------        ---------        ----------
Deposit accounts (5)
Savings and NOW                               10,406               --               --               --            10,406
                                 (Rate)         2.35%                                                                2.35%
Money market                                  44,228               --               --               --            44,228
                                 (Rate)         3.62%                                                                3.62%
Time Deposits                                 27,306            4,197              809            1,592            33,904
                                 (Rate)         4.60%            5.02%            5.60%            5.68%             4.73%
                                           ---------        ---------        ---------        ---------        ----------
Total deposit accounts                        81,940            4,197              809            1,592            88,538
Other borrowings                                  --               --               --            1,500             1,500
                                 (Rate)           --               --               --             5.96%             5.96%
                                           ---------        ---------        ---------        ---------        ----------
Total rate-sensitive liabilities              81,940            4,197              809            3,092            90,038
                                           ---------        ---------        ---------        ---------        ----------
Gap (repricing differences)                  (35,365)          21,329           28,736           57,754            72,454
                                           =========        =========        =========        =========        ==========
Cumulative Gap                               (35,365)         (14,036)          14,700           72,454
                                           =========        =========        =========        =========
Cumulative Gap to Total Rate Sensitive
Assets                                        (21.76)%          (8.64)%           9.05%           44.59%
                                           =========        =========        =========        =========




--------------------
(a) Interest income and expense have been annualized to calculate rates.

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

         As of March 24, 2000, the Company has not experienced any problems related to Year 2000 issues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INASMUCH AS THE ACQUISITION OF THE BANK WAS NOT CONSUMMATED UNTIL SUBSEQUENT TO OCTOBER 31, 1998, THE FINANCIAL STATEMENTS SET FORTH BELOW INCLUDE THE RESULTS OF OPERATIONS OF THE BANK FROM THE DATE OF THE ACQUISITION, JANUARY 4, 1999, THROUGH DECEMBER 31, 1999.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 1999 and October 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the two months ended December 31, 1999 and the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 1999 and October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the two months ended December 31, 1999 and the two years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 20, 2000

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                            DECEMBER 31,        OCTOBER 31,
                                                                                1999                1999
                                                                         ----------------------------------------
ASSETS
Cash and due from banks                                                     $   2,545           $  2,333
Interest bearing deposits                                                       3,834              3,496
Federal funds sold                                                             13,500             18,000
                                                                            ---------           --------
Total cash and cash equivalents                                                19,879             23,829
Investment Securities:
 Available-for-sale                                                            84,498             80,775
 Held-to-maturity, fair value of $4,998
  in 1999 and $2,099 in 1998                                                    4,999               2,101
                                                                            ---------            --------
Total investment securities                                                    89,497              82,876
Loans, net of unearned income                                                  65,591              60,557
 Less: allowance for loan losses                                                 (923)               (905)
                                                                            ---------            --------
Net loans                                                                      64,668              59,652
Accrued interest receivable                                                     1,614               1,567
Premises and equipment, net                                                       370                 392
Goodwill, net of amortization of $730
 in 1999 and $608 in 1998                                                      12,073              12,195
Other assets                                                                    4,029                 475
                                                                            ---------            --------
Total assets                                                                $ 192,130           $ 180,986
                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                       $  15,549           $  14,676
 Interest bearing                                                              88,538              87,642
                                                                            ---------           ---------
Total deposits                                                                104,087             102,318
Securities sold under agreements to repurchase                                  1,500               1,500
Accrued interest payable                                                          161                 290
Accrued other liabilities                                                       1,569               1,671
Income taxes payable                                                            2,741               1,424
Deferred tax liability                                                          4,002                 477
                                                                          -----------           ---------
Total liabilities                                                             114,060             107,680
                                                                          -----------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                 --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   December 31, 1999, 2,127,265 shares
   October 31, 1999, 2,127,265 shares                                             256                 256
Additional paid-in capital                                                     78,570              78,570
Accumulated other comprehensive income, net                                     4,425               1,943
Accumulated deficit                                                            (2,421)             (4,703)
Less: Treasury Stock
 December 31, 1999, 438,830 shares
 October 31, 1999, 438,830 shares

                                                                               (2,760)             (2,760)
                                                                           ----------           ---------
Total stockholders' equity                                                     78,070              73,306
                                                                          -----------           ---------
                                                                            $ 192,130           $ 180,986
                                                                          ===========           =========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE
                                                 TWO MONTHS ENDED                 FOR THE
                                                   DECEMBER 31,           YEARS ENDED OCTOBER 31,
                                             --------------------         ----------------------
                                                       1999                 1999            1998
                                                     --------             --------        ------
INTEREST INCOME

Short-term interest-earning assets                 $    184             $    965        $  3,313
Securities and other investments                        767                4,415              --
Loans                                                   892                3,145              --
                                                   --------             --------        --------
Total interest income                                 1,843                8,525           3,313
                                                   --------             --------        --------
INTEREST EXPENSE

Deposits                                                537                2,473              --
Borrowings                                               16                   75              --
                                                   --------             --------        --------
Total interest expense                                  553                2,548              --
                                                   --------             --------        --------
Net interest income                                   1,290                5,977           3,313
PROVISION FOR LOAN LOSSES                                10                   45              --
                                                   --------             --------        --------
Net interest income after
 provision for loan losses                            1,280                5,932           3,313
                                                   --------             --------        --------
NON-INTEREST INCOME

Investment securities gains                           3,109                7,622          38,909
Other income                                             70                  633              44
                                                   --------             --------        --------
Total non-interest income                             3,179                8,255          38,953
                                                   --------             --------        --------
NON-INTEREST EXPENSE

Salaries and employee benefits                          324                1,474             103
Net occupancy expense                                    70                  360              18
Equipment expense                                        22                   99              --
FDIC assessment                                           3                    8              --
Data processing expense                                  --                   17              --
Amortization of goodwill                                122                  608              --
Other                                                   188                  990             945
                                                   --------             --------        --------
Total non-interest expense                              729                3,556           1,066
                                                   --------             --------        --------
Income before provision for taxes                     3,730               10,631          41,200
Provision for income taxes                            1,448                4,091           3,573
                                                   --------             --------        --------
Net income                                         $  2,282             $  6,540        $ 37,627
                                                   ========             ========        ========
Net income per share:

 Basic                                             $   1.07             $   3.08        $  17.70
                                                   ========             ========        ========
 Diluted                                           $   1.01             $   2.89        $  16.66
                                                   ========             ========        ========

Dividends per share                                $     --             $    .32        $    .72




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE TWO MONTHS ENDED DECEMBER 31, 1999 AND
                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998
                                 (In Thousands)


                                                                   ACCUMULATED
                                      COMMON STOCK   ADDITIONAL     OTHER        (ACCUMU-                                 TOTAL
                                              PAR     PAID-IN   COMPREHENSIVE     LATED      TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                      SHARES VALUE    CAPITAL    INCOME, NET     DEFICIT)     STOCK      INCOME          EQUITY
                                      ------ -----    --------  ------------    --------     ------      -------         ------
BALANCE AT NOVEMBER 1, 1997            2,566  $256    $ 78,546   $ 32,359       $(46,659)    $ (2,773)                   61,729

Net Income                                                                        37,627                  37,627         37,627
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                        (32,359)                               (32,359)       (32,359)
                                                                                                        --------        -------
Comprehensive income                                                                                    $  5,268
                                                                                                        ========

Cash dividends                                                                    (1,531)                                (1,531)
                                      ------ ------   --------   --------       --------     ---------                 ---------
BALANCE AT OCTOBER 31, 1998            2,566   256      78,546       --          (10,563)       (2,773)                  65,466

Net Income                                                                         6,540                   6,540          6,540
Treasury shares issued for
 options exercised                                          24                                     13                        37
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                          1,943                                  1,943          1,943
                                                                                                         -------
Comprehensive income                                                                                    $  8,483
                                                                                                        ========

Cash dividends                                                                      (680)                                  (680)
                                      ------ ------   --------   --------       --------     ---------                 ---------
BALANCE AT OCTOBER 31, 1999            2,566  $256    $ 78,570   $  1,943       $ (4,703)    $  (2,760)                $ 73,306

Net income                                                                         2,282                   2,282          2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                          2,482                                  2,482          2,482
                                                                                                        --------
Comprehensive income                                                                                    $  4,763
                                                                                                        ========
                                      ------ ------   ----------   --------     --------     --------                  --------
BALANCE AT DECEMBER 31, 1999           2,566  $256    $ 78,570   $  4,425       $ (2,421)    $ (2,760)                 $ 78,070
                                      ====== ======   ==========   ========     ========     ========                  ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                          FOR THE TWO              FOR THE
                                                                                          MONTHS ENDED           YEARS ENDED
                                                                                          DECEMBER 31,           OCTOBER 31,
                                                                                          -----------         --------------------
                                                                                             1999              1999          1998
                                                                                           -------            -------      -------
  Cash flows from operating activities:
Net income                                                                                  $2,282            $6,540     $ 37,627
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gain on investment securities                                                      (3,109)           (7,622)     (38,909)
(Increase) in deferred taxes                                                                    --            (1,402)        (925)
Depreciation and amortization and other                                                        144               713           --
Provision for loan losses                                                                       10                45           --

  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                     (47)             (817)          --
 (Increase) decrease in prepaid expenses and other                                          (1,025)              115          (80)
 Increase in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                             2,684             4,542          272
                                                                                          --------          --------     --------
 Net cash provided by (used in) operating activities                                         1,061             2,114       (2,015)
                                                                                          --------          --------     --------

  Cash flows from investing activities:
Investment in The Berkshire Bank                                                                --           (25,216)          --
Cash of entities acquired                                                                       --            22,439           --
Proceeds from investment securities-available for sale                                       3,110             7,634       42,916
Investment securities available for sale
 Purchases                                                                                  (4,856)          (23,138)          --
Net increase in loans                                                                       (5,034)          (18,744)          --
Net increase in loans held for sale                                                             --            (1,872)          --
Acquisition of premises and equipment                                                           --              (191)          --
                                                                                          --------          --------     --------
Net cash provided by (used in) investing activities                                         (6,780)          (39,088)      42,916
                                                                                          --------          --------     --------

  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits                                       873            (6,361)          --
Net increase in interest bearing deposits                                                      896             2,577           --
Proceeds from exercise of common stock options                                                  --                 9           --
Dividends paid                                                                                  --              (680)      (1,531)
                                                                                          --------          --------     --------
Net cash provided by (used in) financing activities                                          1,769            (4,455)      (1,531)
                                                                                          --------          --------     --------

  Net increase (decrease) in cash and cash equivalents                                      (3,950)          (41,429)      39,371
  Cash and cash equivalents at beginning of period                                          23,829            65,258       25,887
                                                                                          --------          --------     --------
  Cash and cash equivalents at end of period                                              $ 19,879          $ 23,829     $ 65,258
                                                                                          ========          ========     ========
Supplemental disclosures of cash flow information:
  Cash used to pay interest                                                                  $ 682            $2,258     $    --
  Cash used to pay income taxes                                                                 --            $2,602       $4,419



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

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

                                             FOR THE YEAR ENDED             FOR THE YEAR ENDED
                                              OCTOBER 31, 1999               OCTOBER 31, 1998
                                           -----------------------        ----------------------

Interest income                                  $9,515                         $9,392
Interest Expense                                  2,964                          3,642
                                                  -----                          -----
Net interest income                               6,551                          5,750
Provision for loan losses                            45                             60
Non-interest income                               8,355                         39,311
Non-interest expense                              4,156                          4,474
                                                  -----                          -----
Net income                                       $5,861                       $ 37,119
                                                 ======                       ========


NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of Berkshire Bancorp Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         On December 10, 1999, the Board of Directors of the Company approved a change in the Company's fiscal year from October 31 to December 31. This change was effective December 31, 1999.

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

         The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

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

2.       INVESTMENT SECURITIES

         The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Investments for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, and reported as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE B - (CONTINUED)

The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

         Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses. Interest which had accrued in the current year is reversed out of current period income. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

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

5.       OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO"), representing property acquired through foreclosure, is recorded at the lower of cost or estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

6.       GOODWILL

         Goodwill resulted from the acquisition of the Berkshire Bank and is being amortized on a straight-line basis over approximately 20 years. Amortization expense for the two months ended December 31, 1999 and the year ended October 31, 1999, was approximately $122,000 and $608,000, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE B - (CONTINUED)

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

8.       NET INCOME PER SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminated primary and fully dilutive earnings per share and requires presentation of basic and dilutive earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

11.      RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $1,169,000 and $688,000 at December 31, 1999 and October 31, 1999, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE B - (CONTINUED)

12.      COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This new standard establishes standards for reporting comprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130. (In thousands.)


                                                                    FOR THE TWO MONTHS ENDED
                                                                       DECEMBER 31, 1999
                                                         -------------------------------------------------
                                                                               Tax
                                                         Before tax         (expense)          Net of tax
                                                           amount            benefit             Amount
                                                         ----------        -----------         ----------

Unrealized gains on investment securities:
  Unrealized holding gains                                $6,986         $ (2,640)            $ 4,346
   arising during period
  Less reclassification                                    3,109           (1,244)              1,865
   adjustment for gains
   realized in net income
                                                         -------         --------             -------
Other comprehensive                                      $ 3,877         $ (1,396)            $ 2,481
 income, net
                                                         =======         ========             =======




                                                               YEAR ENDED OCTOBER 31, 1999
                                                      ------------------------------------------------
                                                                            Tax
                                                      Before tax         (expense)          Net of tax
                                                        amount            benefit             Amount
                                                      ----------         ---------          ----------

Unrealized gains on investment securities:
  Unrealized holding gains                              $ 10,860         $ (4,344)             $6,516
   arising during period
  Less reclassification                                    7,622           (3,049)              4,573
   adjustment for gains
   realized in net income
                                                      ----------         ---------          ----------
Other comprehensive
 income, net                                             $ 3,238         $ (1,295)            $ 1,943
                                                      ==========         =========          ==========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE B - (CONTINUED)

                                                            YEAR ENDED OCTOBER 31, 1998
                                                -----------------------------------------------------
                                                                           Tax
                                                    Before tax          (expense)         Net of tax
                                                      amount             benefit            Amount
                                                -----------------    -------------   ----------------
Unrealized gains (losses)
 on investment securities:

  Unrealized holding losses                          $(15,023)          $  6,009          $ (9,014)
   arising during period

  Less reclassification                                38,909            (15,564)           23,345
   adjustment for gains
   realized in net income
                                                     --------           --------          --------
Other comprehensive
 income (loss), net                                  $(53,932)          $ 21,573          $(32,359)
                                                     ========           ========          ========


13.      RECLASSIFICATIONS

         Certain amounts in the October 31, 1999 and 1998 financial statements have been reclassified to conform to the current period's presentation.

NOTE C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities as of December 31, 1999 and October 31, 1999:


                                                        DECEMBER 31, 1999
                                       -----------------------------------------------------
                                                        GROSS          GROSS
                                        AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                          COST          GAINS          LOSSES        VALUE
                                       -----------    -----------   ------------   ---------
                                                           (In thousands)
Investment securities

U.S. Government
Agencies                                     522           --             --          522

Corporate notes                            4,477           --            (1)        4,476
                                         -------        -----          -----       ------
 Totals                                  $ 4,999        $  --          $ (1)       $4,998
                                         =======        =====          =====       ======




                                                         OCTOBER 31, 1999
                                       -----------------------------------------------------
                                                        GROSS          GROSS
                                        AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                          COST          GAINS          LOSSES        VALUE
                                       -----------    -----------   ------------   ---------
                                                           (In thousands)
Investment securities

U.S. Government
 Agencies                                $ 1,605         $ --           $ (2)      $1,603

Corporate notes                              496           --             --          496
                                         -------         ----           ----       ------
 Totals                                  $ 2,101         $ --           $ (2)      $2,099
                                         =======         ====           ====       ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE C - (CONTINUED)

         The following is a summary of available-for-sale securities as of December 31, 1999 and October 31, 1999:



                                                         DECEMBER 31, 1999
                                       -----------------------------------------------------
                                                        GROSS          GROSS
                                        AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                          COST          GAINS          LOSSES        VALUE
                                       -----------    -----------   ------------   ---------
                                                           (In thousands)
Investment securities

U.S. Treasury and
 U.S. Government
 Agencies                               $ 65,907      $    --        $(1,161)    $ 64,746

Mortgage-backed
 securities                                4,571           --            (75)       4,496

Marketable equity
 securities and other                      6,060        9,745           (549)      15,256
                                        --------      -------        -------     --------
 Totals                                 $ 76,538      $ 9,745        $(1,785)    $ 84,498
                                        ========      =======        =======     ========



                                                               OCTOBER 31, 1999
                                     ----------------------------------------------------------------------
                                                              GROSS              GROSS
                                     AMORTIZED COST        UNREALIZED          UNREALIZED            FAIR
                                                              GAINS              LOSSES             VALUE
                                     ----------------    ----------------   -----------------   ---------------
                                                                   (In thousands)
Investment securities

U.S. Treasury and
 U.S. Government
 Agencies                               $ 65,934             $    --            $(1,070)          $ 66,864

Mortgage-backed
 securities                                4,841                  --                (73)             4,768

Marketable equity
 securities and other                      4,572               6,837               (266)            11,143
                                        --------             -------            -------           --------
 Totals                                 $ 75,347             $ 6,837            $(1,409)          $ 80,775
                                        ========             =======            =======           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE C - (CONTINUED)

         The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       DECEMBER 31, 1999
                                                              ------------------------------------
                                                                  AMORTIZED              FAIR
                                                                    COST                 VALUE
                                                              ------------------   ---------------
                                                                          (In thousands)
Due in one year or less                                            $13,001              $12,944

Due after one through five years                                    38,449               37,565

Due after five through ten years                                    13,215               12,815

Due after ten years                                                  7,495                7,342

Marketable equity securities                                         4,378               13,832
                                                                   -------              -------
 Totals                                                            $76,538              $84,498
                                                                   =======              =======


         The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 1999 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       DECEMBER 31, 1999
                                                              ------------------------------------
                                                                                          FAIR
                                                                  AMORTIZED              MARKET
                                                                    COST                  VALUE
                                                              ------------------   ---------------
                                                                          (In thousands)
Due in one year or less                                             $3,981               $3,979

Due after one through five years                                       631                  632

Due after five through ten years                                       121                  121

Due after ten years                                                    266                  266
                                                                    ------               ------
 Totals                                                             $4,999               $4,998
                                                                    ======               ======


         Proceeds from the sales of investment securities for the two month period ending December 31, 1999 were $3,110,000. During the fiscal years ended October 31, 1999 and 1998, such proceeds were $7,634,000 and $42,916,000, respectively. Gross gains realized on those sales were $3,110,000 for the two months ended December 31, 1999, and $7,622,000 and $38,909,000 in fiscal years 1999 and 1998, respectively. Losses were not material for the two months ended December 31, 1999 and the years ended October 31, 1999 and 1998.

         As of December 31, 1999 and October 31, 1999, investment securities with a book value of approximately $300,000 were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 1999 and October 31, 1999, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998


NOTE C - (CONTINUED)

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

         At December 31, 1999 and October 31, 1999, the Company owned 1,792,106 shares and 2,514,651 shares, respectively, of Executone Common Stock which have been classified as available-for-sale securities. At December 31, 1999 and October 31, 1999, the unrealized gain of approximately $5.8 million and $4.1 million, net of deferred taxes of approximately $3.9 million and $2.7 million, respectively, have been recorded as a component of other accumulated comprehensive income.

NOTE D - LOANS

         Major classifications of loans are as follows:


                                                 DECEMBER 31,        OCTOBER 31, 1999
                                                     1999
                                              -------------------    -----------------
                                                          (In thousands)
Commercial                                        $  5,358              $  9,204

Commercial mortgage                                 27,709                26,431

Residential mortgage                                29,943                22,844

Consumer                                             2,581                 2,078
                                                  --------              --------
                                                    65,591                60,557
Allowance for credit losses                           (923)                 (905)
                                                  --------              --------
                                                  $ 64,668              $ 59,652
                                                  ========              ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE D - (CONTINUED)

         Changes in the allowance for credit losses are as follows:


                                                                FOR THE TWO MONTHS
                                                                ENDED DECEMBER 31,         OCTOBER 31, 1999
                                                                       1999
                                                            ----------------------------   ------------------
                                                                                (In thousands)
Balance at beginning of year                                          $ 905                      $  --

Provision charged to operations                                          10                         45

Loans charged off                                                        --                         --

Recoveries                                                                8                         69

Acquisition of The Berkshire Bank                                        --                        791
                                                                      -----                      -----
Balance at end of year                                                $ 923                      $ 905
                                                                      =====                      =====


         At December 31, 1999, the Bank did not have any loans outstanding to its directors and officers which were secured by real estate and/or deposit accounts. Management of the Bank is of the opinion that such loans, when and if made, are made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility or present other unfavorable features. In June 1999, the Company made a term loan in the principal amount of $2,000,000 to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar Corporation, the principal stockholder and chief executive officer of which is Moses Marx, a director and principal stockholder of the Company.

         Included in loans receivable are non-accrual loans past due 90 days or more in the amounts of $0 and $121,000 at December 31, 1999 and October 31, 1999, respectively. If interest income had been recorded on all non-accrual loans had they been current in accordance with their original terms, income would have increased for the two months ended December 31, 1999 and the year ended October 31, 1999 by approximately $0 and $6,000, respectively.

         At December 31, 1999 and October 31, 1999, the Company did not have any loans past due 90 days or more and accruing interest or any impaired loans.

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:


                                           ESTIMATED             DECEMBER 31,          OCTOBER 31,
                                          USEFUL LIVES               1999                  1999
                                      ---------------------   -------------------    -----------------
                                                            (In thousands)
Equipment                                3 to 10 years              $  889               $  889

Leasehold improvements                   2 to 40 years                 281                  281
                                                                    ------               ------
                                                                     1,170                1,170
Accumulated depreciation                                              (800)                (778)
and amortization                                                    ------               ------

Total                                                               $  370               $  392
                                                                    ======               ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were $30,325,000 and $27,447,000 as of December 31, 1999 and October
31, 1999, respectively.

The scheduled maturities of certificates of deposit are as follows:

                     DECEMBER 31,
                         1999
                  -------------------
                    (In thousands)
2000                   $ 27,491

2001                      1,242

2002                         --

2003                      1,569

2004                         --

Thereafter                   23
                       --------
                       $ 30,325
                       ========


NOTE G - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                          FOR THE TWO MONTHS ENDED DECEMBER 31, 1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 -------------------------------------------------------------
                                                      Income                 Shares               Per share
                                                    (numerator)          (denominator)             amount
                                                 -------------------   --------------------    ---------------
Basic earnings per share

 Net income available to
  common stockholders                                   $2,282                 2,127               $ 1.07

Effect of dilutive securities
 Options                                                    --                   132                 (.06)
                                                 -------------------   --------------------    ----------------
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                                   $2,282                 2,259               $ 1.01
                                                 ===================   ====================    ================


         Options to purchase 44,875 shares of common stock for $38.00 per share were outstanding during the two months ended December 31, 1999. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998


NOTE G - (CONTINUED)


                                                                  YEAR ENDED OCTOBER 31, 1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 -------------------------------------------------------------
                                                      Income                 Shares               Per share
                                                    (numerator)          (denominator)             amount
                                                 -------------------   --------------------    ---------------
Basic earnings per share

 Net income available to
  common stockholders                                  $ 6,540                 2,126               $ 3.08

Effect of dilutive securities
 Options                                                    --                   135                 (.19)
                                                 -------------------   --------------------    ---------------
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                                  $ 6,540                 2,261               $ 2.89
                                                 ===================   ====================    ===============



                                                                  YEAR ENDED OCTOBER 31, 1998
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 -------------------------------------------------------------
                                                      Income                 Shares               Per share
                                                    (numerator)          (denominator)             amount
                                                 -------------------   --------------------    ---------------
Basic earnings per share

 Net income available to
  common stockholders                                 $ 37,627                 2,126              $ 17.70

Effect of dilutive securities
 Options                                                    --                   132              $ (1.04)
                                                 -------------------   --------------------    ---------------
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                                 $ 37,627                 2,258              $ 16.66
                                                 ===================   ====================    ================


NOTE H - INCOME TAXES

         The components of income tax expense for the two months ended December 31, 1999 and the years ended October 31, 1999 and 1998 are as follows:

                                  DECEMBER 31,                              OCTOBER 31,
                               --------------------              -----------------------------------
                                      1999                            1999                   1998
                                      ----                            ----                   ----
Current                           $   46,000                     $ 2,689,000            $ 5,219,000

Deferred Taxes
 (Benefit)                         1,402,000                       1,402,000               (925,000)

Reversal of Valuation
Allowance                                --                               --               (721,000)
                                  ----------                     -----------            -----------
                                  $1,448,000                     $ 4,091,000            $ 3,573,000
                                  ==========                     ===========            ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE H - (CONTINUED)

         A reconciliation of the provision for income taxes for the two months ended December 31, 1999 and for the years ended October 31, 1999 and 1998 and the amount computed by applying the statutory Federal income tax rate to income
(loss) from continuing operations follows:


                                  DECEMBER 31,                         OCTOBER 31,
                               --------------------       ----------------------------------
                                      1999                    1999                    1998
                                      ----                    ----                    ----
Computed expected provision
 (benefit) for income taxes      $ 1,306,000              $ 3,721,000            $14,420,000

Utilization of loss
 carryforwards and credits                --                       --             (9,132,000)

Changes in valuation allowance            --                       --               (721,000)

Amortization of goodwill              49,000                  243,000                     --

Alternative minimum taxes
 and other                            93,000                  127,000               (994,000)
                                 -----------              -----------            -----------
Actual provision for
 income taxes                    $ 1,448,000              $ 4,091,000            $ 3,573,000
                                 ===========              ===========            ===========


         The tax effect of the principal temporary differences at December 31, 1999 and October 31, 1999 are as follows:

                                                              DECEMBER 31,            OCTOBER 31,
                                                           --------------------    ------------------
                                                                  1999                   1999
                                                                  ----                   ----
Deferred tax assets
 Net operating loss carryforwards                             $   548,000              $ 548,000
 Credit carryforwards                                             386,000                386,000
 Other                                                            461,000                461,000
                                                              -----------             ----------
                                                                1,395,000              1,395,000
Deferred tax liabilities
 Unrealized gain
  on investment securities                                     (3,525,000)                    --
 Unrealized gain on Executone
  Preferred Stock                                              (1,872,000)            (1,872,000)
                                                              -----------             ----------
                                                               (5,397,000)            (1,872,000)
Net deferred tax asset (liability)                            $(4,002,000)            $ (477,000)
                                                              ===========             ==========


         As of the acquisition date of the Bank, deferred tax assets of $2,162,000 were recorded, less a $1,812,000 valuation allowance. It was determined that the deferred tax asset was more likely to be realized than not. Accordingly, at October 31, 1999, the deferred tax valuation account and goodwill was reduced by $1,812,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE I - ESTIMATED TAX LIABILITIES

         The Company is a party to a tax sharing agreement, as amended, with TCC and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. In 1998, after reviewing certain documents related to the tax examinations which were provided by TCC, and after consulting with its tax advisors, the Company recorded a charge of $150,000 in 1998 to increase the Company's accrual for interest charges related to potential assessments. In 1999, after reviewing certain documents, management determined that no such adjustment was necessary for the two months ended December 31, 1999 and fiscal year ended October 31, 1999.

NOTE J - STOCK PLANS

         In March 1999, the stockholder's of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan replaces the 1991 Stock Option Plan For Non-Employee Directors and the 1991 Stock Incentive Plan For Employees (collectively the "1991 Plans"). No further awards may be granted under the 1991 Plans.

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 1999 and October 31, 1999, 44,875 options have been granted under the 1999 Stock Incentive Plan.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE J - (CONTINUED)

         A summary of the activity with respect to the Plans is as follows:

                                     DECEMBER 31,                    OCTOBER 31,                 OCTOBER 31,
                                        1999                            1999                        1998
                                  ------------------              ------------------         ------------------
                                            WEIGHTED                        WEIGHTED                   WEIGHTED
                                             AVERAGE                        AVERAGE                    AVERAGE
                                            EXERCISE                        EXERCISE                   EXERCISE
                                  SHARES      PRICE                SHARES    PRICE            SHARES    PRICE
                               -----------------------------------------------------------------------------------------
Outstanding at beginning
of year                          212,375      $13.83            168,500       $ 7.37          168,500    $7.28
Granted                               --                         44,875       $38.00               --
Cancelled                             --                             --                            --
Exercised                             --                         (1,000)      $ 9.75               --
                                --------                        -------                       -------
Outstanding at
end of year                      212,375      $13.83            212,375       $13.83          168,500    $7.37
                                ========                        =======                       =======
Exercisable at
end of year                      167,500      $ 7.36            167,500       $ 7.36          168,500    $7.37
                                ========                        =======                       =======
Weighted average fair
value of options granted
during the year                               $.--                            $16.04                     $.--
                                              =====                           ======                     =====


         The following table summarizes information about options outstanding at December 31, 1999:

                            OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------            ----------------------------

                                NUMBER              WEIGHTED                             NUMBER
                              OUTSTANDING           AVERAGE         WEIGHTED          OUTSTANDING        WEIGHTED
                                   AT              REMAINING        AVERAGE                AT            AVERAGE
   RANGE OF                  DECEMBER 31,         CONTRACTUAL       EXERCISE          DECEMBER 31,       EXERCISE
EXERCISE PRICES                  1999             LIFE (YEARS)        PRICE                1999            PRICE
---------------             --------------        ------------      ---------        --------------      ---------
$ 7.00 - $9.75                  165,000               0.44           $ 7.25             165,000           $ 7.25
 14.25 - 15.00                    2,500               1.64            14.55               2,500            14.25
 38.00                           44,875               4.91            38.00                  --               --
                            -----------                                                 -------
                                212,375                                                 167,500
                            ===========                                                 =======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE J - (CONTINUED)

         The Company's stock option plan has been accounted for under APB Opinion No. 25, and related interpretations. No compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based upon fair value of the options at the grant dates consistent with the requirements of SFAS No. 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below).

                                                                       DECEMBER 31,           OCTOBER 31,
                                                                    --------------------   -------------------

                                                                         1999              1999         1998
                                                                        ------            ------       ------
                                                                                (In thousands, except
                                                                                 per share amounts)
Net income                                     As Reported:           $ 2,343            $ 6,540     $ 37,627
                                               Pro Forma:               2,333              6,480       37,627
Basic earnings per share                       As Reported:              1.10               3.08        17.70
                                               Pro Forma:                1.10               3.04        17.70
Diluted earnings per share                     As Reported:              1.04               2.89        16.66
                                               Pro Forma:                1.04               2.87        16.66

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of October 31, 1999, expected volatility of 40%, risk-free interest of 6.14%, and expected lives of 5 years.

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

         Assumptions used in the accounting were:

                                                      DECEMBER 31,          OCTOBER 31,
                                                          1999                 1999
                                                   -------------------   ------------------
Discount rates-liability                                  7.50%                7.50%
Long-term rate of return-assets                           8.50%                8.50%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE K - (CONTINUED)

         A summary of the components of net periodic pension cost for the two months ended December 31, 1999 and the years ended October 31 1999 and 1998 is as follows:

                                           December 31,      October 31,      October 31
                                              1999              1999            1998
                                            --------          ---------        -------
Service cost - benefits earned
 during the period                          $   -              $   -           $  --
Interest cost on projected
 benefit obligation                            14,284            85,706         87,435
Actual return on plan assets                  (20,784)         (124,703)      (125,061)
Net amortization and deferral                     478             2,870          2,368
                                            ---------          --------       --------
Net pension cost of defined
 benefit plans                              $  (6,022)         $(36,127)      $(35,258)
                                            =========          ========       ========


         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 1999 and October 31, 1999:

                                            December 31,      October 31,
                                               1999               1999
                                            ----------         ----------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                $ 1,182,046          $ 1,175,354
                                          ===========          ===========
    Projected benefit obligations         $(1,182,046)         $(1,175,354)
    Fair value of plan assets               2,222,134            2,010,000
                                          -----------          -----------
    Lesser of projected benefit
     obligation over fair value
     of plan assets                         1,040,088              834,646
    Unrecognized net loss/(gain)             (466,978)            (267,558)
    Adjustment required to recognize
      minimum liability                             0                    0
                                          -----------          -----------
    Prepaid pension cost                  $  573,110           $   567,088
                                          ===========          ===========


NOTE L - COMMITMENTS AND CONTINGENCIES

1.       LEASES AND OTHER COMMITMENTS

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2000 through 2001. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

         Year Ending
          December,31
         -------------
         2000                       $    257
         2001                             50
                                    --------
                                    $    307
                                    ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE L - (CONTINUED)

         Rental expense was approximately $70,000 for the two months ended December 31, 1999 and $278,000 and $18,000 for the fiscal years ended October 31, 1999 and 1998, respectively. Included in rental expense was approximately $3,000 for the two months ended December 31, 1999 and $18,000 for the fiscal years ended October 31, 1999 and 1998, respectively, which was paid to a company affiliated with a director of the Company.

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

         For cash and cash equivalents, the recorded book values of $19,879,000 and $23,829,000 at December 31, 1999 and October 31, 1999, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available (in thousands).

                                       DECEMBER 31, 1999                     OCTOBER 31, 1999
                               ---------------------------------   ------------------------------------
                                  CARRYING         ESTIMATED           CARRYING          ESTIMATED
                                   AMOUNT         FAIR VALUE            AMOUNT           FAIR VALUE
                               --------------- ------------------  -----------------  -----------------
Investment securities            $ 89,497           $ 89,496           $ 82,876           $ 82,874
Loans, net                         65,591             65,591             59,652             59,652


         The net loan portfolio at December 31, and October 31, 1999 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE M - (CONTINUED)

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

         The majority of all time deposits with stated maturities of approximately $31,503,000 and $31,000,000 mature or reprice within one year of December 31, 1999 and October 31, 1999, respectively; therefore, the recorded book value of such deposits approximates its fair value.

         The fair values of the securities sold under agreements to repurchase totaling $1,500,000 are estimated to approximate their recorded book balances at December 31, 1999 and October 31, 1999.

         There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $5,056,000 and $6,088,000 at December 31, 1999 and October 31, 1999,
respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows (in thousands):

                                                                December 31,         October 31,
                                                                    1999                1999
                                                               ---------------     ---------------
 Commitments to extend credit                                    $ 3,433            $ 4,591
 Standby letters of credit and financial
  guarantees written                                               1,623              1,497
                                                               ---------           --------
                                                                 $ 5,056            $ 6,088
                                                               =========           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE N - (CONTINUED)

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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999 varies up to 100%.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE O - (CONTINUED)

         As of December 31, 1999, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 1999 and October 31, 1999 (dollars in thousands):

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                           FOR CAPITAL        PROMPT CORRECTIVE
                                                       ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                                      --------        ------------------    ----------------------
                                                       AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                      --------    -----     ------    -----      ------     -----
DECEMBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                               60,336    59.8%       8,072   >8.0%        --      N/A
                                                                                      -
  Bank                                                  13,745    16.5%       6,668   >8.0%       8,335   >10.0%
                                                                                      -                   -
Tier I Capital (to Risk-Weighted Assets)
  Company                                               59,413    58.9%       4,036   >4.0%        --      N/A
                                                                                      -
  Bank                                                  12,822    15.4%       3,334   >4.0%       5,001    >6.0%
                                                                                      -                    -
Tier I Capital (to Average Assets)
  Company                                               59,413    33.7%       7,019   >4.0%        --      N/A
                                                                                      -
  Bank                                                  12,822     8.8%       5,842   >4.0%       7,302    >5.0%
                                                                                      -                    -



                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                         FOR CAPITAL          PROMPT CORRECTIVE
                                                       ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                                      --------        ------------------    ----------------------
                                                       AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                       ------     -----     ------    -----      ------     -----
OCTOBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                                $57,541    68.4%     $ 6,729   >8.0%       $   --      N/A
                                                                                        -
  Bank                                                    13,316    20.7%       5,140   >8.0%        6,425    >10.0%
                                                                                        -                     -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 56,636    67.3%       3,364   >4.0%           --      N/A
                                                                                        -
  Bank                                                    12,512    19.5%       2,570   >4.0%        3,855    >6.0%
                                                                                        -                     -
Tier I Capital (to Average Assets)
  Company                                                 56,636    26.9%       8,404   >4.0%           --      N/A
                                                                                        -
  Bank                                                    12,512     7.8%       6,424   >4.0%        8,030    >5.0%
                                                                                        -                     -

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp, Inc. (parent company only) is as follows (in thousands):

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,        OCTOBER 31,
                                                                1999                1999
                                                            -------------------------------
ASSETS

Cash                                                         $ 35,413            $ 33,774
Equity investment in subsidiaries                              27,021              26,276
Investment in securities available for sale                    13,450               9,226
Loans                                                           9,870               9,895
Accrued interest receivable                                        78                  58
Other assets                                                    1,083                 594
                                                             --------            --------
Total assets                                                 $ 86,915            $ 79,823
                                                             ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                            $  8,845            $  6,517

Stockholders' equity
Common stock                                                      256                 256
Additional paid-in capital                                     78,570              78,570
Accumulated deficit                                            (2,421)             (4,703)
Accumulated other comprehensive income, net                     4,425               1,943
Less: Common stock in treasury, at cost                        (2,760)             (2,760)
                                                             --------            --------
Total stockholders' equity                                     78,070              73,306
                                                             --------            --------
                                                             $ 86,915            $ 79,823
                                                             ========            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE P - (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               FOR THE TWO
                                                               MONTHS ENDED          FOR THE YEARS ENDED
                                                               DECEMBER 31,              OCTOBER 31,
                                                            -------------------     ---------------------
                                                                1999                   1999         1998
                                                              --------               --------     ------
INCOME
Interest income from the Bank                                 $    287               $  1,153     $     --
Interest income                                                    190                  1,138        3,313
Gain on sales of investment securities                           3,110                  7,634       38,909
Other income                                                        --                    130           44
                                                              --------               --------     --------
Total income                                                     3,587                 10,055       42,266

EXPENSES
Salaries and employee benefits                                      25                    143          129
Other expenses                                                      35                    440          937
                                                              --------               --------     --------
Total expenses                                                      60                    583        1,066
                                                              --------               --------     --------
Income before income taxes and equity
 in undistributed net income of the Bank                         3,527                 10,472       41,200
Equity in undistributed net income
 of the Bank                                                       185                  1,060           --
                                                              --------               --------     --------
Income before taxes                                              3,712                 11,532       41,200
Provision for income taxes                                       1,430                  4,992        3,573
                                                              --------               --------     --------
Net income                                                    $  2,282               $  6,540     $ 37,627
                                                              ========               ========     ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE P - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE TWO
                                                                         MONTHS ENDED           FOR THE YEARS ENDED
                                                                         DECEMBER 31,               OCTOBER 31,
                                                                      --------------------     --------------------
                                                                             1999               1999         1998
                                                                             ----               ----         ----
  Operating activities:
Net income                                                                  $ 2,282           $ 6,540       $37,627
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on sales of investment securities                                       (3,110)           (7,634)      (38,909)
Equity in undistributed net income of the Bank                                 (185)           (1,060)           --
(Increase) in deferred taxes                                                     --            (1,402)         (925)
Increase in other liabilities                                                 2,328             6,583           727
Increase (decrease) in other assets                                            (351)              920           (80)
                                                                            -------           -------       -------
 Net cash provided by (used in) operating activities                            964             3,947        (2,015)
                                                                            -------           -------       -------

  Investing activities:
Investment in subsidiaries                                                       --           (25,216)           --
Proceeds from sale of investment securities
 available for sale                                                           3,110             7,634        42,916
Purchases of investment securities
 available for sale                                                          (2,435)          (17,178)           --
                                                                            -------           -------       -------
Net cash provided by (used in) investing activities                             675           (34,760)       42,916
                                                                            -------           -------       -------

  Financing activities:
Proceeds from exercise of common stock options                                   --                 9            --
Dividends paid                                                                   --              (680)       (1,531)
                                                                            -------           -------       -------
Net cash (used in) financing activities                                          --              (671)       (1,531)
                                                                            -------           -------       -------
  Net increase (decrease) in cash and cash equivalents                        1,639           (31,484)       39,371
  Cash and cash equivalents at beginning of year                             33,774            65,258        25,887
                                                                            -------           -------       -------
  Cash and cash equivalents at end of year                                  $35,413           $33,774       $65,258
                                                                            =======           =======       =======
Supplemental disclosures of cash flow information:
  Cash used to pay income taxes                                             $    --           $ 2,602       $ 4,419


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. Information for the two months ended December 31, 1999 is not presented. (In thousands, except per share data).

                                                                            THREE MONTHS ENDED
                                                        -------------------------------------------------------------
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
                                                        ========         ========         ========         ========



                                                                                THREE MONTHS ENDED
                                                        -------------------------------------------------------------------
                                                        JANUARY 31       APRIL 30           JULY 31        OCTOBER 31
                                                        ----------       --------           -------        ----------
   1998
   ----
Interest income                                         $    610         $    934         $    913         $    856

Net interest income                                          610              934              913              856
Gain (loss) on sale of securities                         38,926              (17)              --               --
Other operating expenses                                    (142)            (444)            (131)            (349)
                                                        --------         --------         --------         --------
Income before taxes                                       39,394              473              782              551
Provision (benefit) for taxes                              3,319              (90)             440              (96)
                                                        --------         --------         --------         --------
Net income                                              $ 36,075         $    563         $    342         $    647
                                                        ========         ========         ========         ========

Per share data
  Net income per common share

  Basic                                                 $  16.97         $    .26         $    .16         $    .30
                                                        ========         ========         ========         ========
  Diluted                                               $  16.01         $    .25         $    .15         $    .29
                                                        ========         ========         ========         ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE R - SUBSEQUENT EVENTS

         On February 7, 2000, the Company completed the acquisition of 24.9% of the issued and outstanding shares of the common stock of Madison Merchant Services, Inc., a privately held New York State corporation ("Madison"), for a cash purchase price of $285,000. In addition, the Company received an option to purchase up to an additional 26.1% of the presently outstanding shares of Madison common stock during the period from November 1, 2001 and February 1, 2003. Madison currently provides merchant credit card processing services for restaurants, other retail establishments and a variety of other merchants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the current directors and executive officers of the Company:

Name                      Age       Position(s)
----                      ---       ----------
William L. Cohen           58       Director
Moses Marx                 64       Director
Steven Rosenberg           51       President, Director
Harold L. Schneider        57       Secretary
Randolph B. Stockwell      53       Director


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

ITEM 11. EXECUTIVE COMPENSATION

         The following table discloses the compensation awarded by the Company, for the two months ended December 31, 1999 and for the fiscal years ended October 31, 1999 and 1998, to Mr. Steven Rosenberg, its President and principal executive officer. Mr. Rosenberg was the only officer of the Company during the two months ended December 31, 1999 and for fiscal year ended October 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                           Annual
                                                           Compensation
                                                           ------------
Name and Principal Position
---------------------------
                                                  Year     Salary ($)
                                                  ----     ----------
Steven Rosenberg, President, Vice President       1999     125,000
and Chief Financial Officer                       1998      90,000


         No options were granted in the two months ended December 31, 1999 to Mr. Rosenberg.

         The following table sets forth information concerning options exercised by Mr. Rosenberg during the two months ended December 31, 1999, and the number of options owned by Mr. Rosenberg and the value of any in-the-money unexercised options as of December 31, 1999.

                          AGGREGATED OPTION EXERCISES *
                        AND FISCAL YEAR-END OPTION VALUES

                                                                      Value of Unexercised
                          Number of Securities Underlying             In-The-Money Options
                          Unexercised Options at December 31, 1999    at December 31, 1999 (1)
                          ----------------------------------------    ------------------------
Name                      Exercisable   Unexercisable                 Exercisable    Unexercisable
----                      -----------   -------------                 -----------    -------------
Steven Rosenberg            15,000        0                           $ 378,750        0

* No options were exercised in the two months ended December 31, 1999 by Mr. Rosenberg.

----------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price. The last sale price (the fair market value) of the Common Stock on December 31, 1999 was $35.00 per share.

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

1999 STOCK INCENTIVE PLAN

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At March 24, 2000, options to acquire 43,875 shares of common stock have been granted under this plan and 156,125 options are available for future grants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 24, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and Steven Rosenberg, the Company's only executive officer, and (iii) all executive officers and directors as a group.

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

PRINCIPAL SECURITYHOLDERS

         The following tables sets forth certain information regarding ownership of the Company's Common Stock as of March 24, 2000 by parties who have advised the Company that they own more than five percent (5%) of the Company's Common Stock.

                                              Common Stock Beneficially Owned
                                              --------------------------------
                                                Number of           Percent
                                                 Shares             of Class
                                                ---------           --------
Estate of Mel Schnell (1)                         150,000             6.6%
6 Maiden Lane
New York, NY 10038


----------
(1) Based upon filings made by the estate of Mr. Schnell with the Securities and Exchange Commission. Represents 150,000 shares of Common Stock which are issuable upon the exercise of options granted to Mr. Schnell, while President of the Company, under the Company's 1991 Stock Incentive Plan.

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

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) DOCUMENTS FILED AS PART OF THIS REPORT:

      (i) Financial Statements

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets as of December 31, 1999 and October 31, 1999 Consolidated Statements of Income for the Two Months Ended December 31,
       1999 and Years Ended October 31, 1999, and 1998
      Consolidated Statements of Stockholders' Equity for the Two Months
       Ended December 31, 1999 and for the Years Ended October 31, 1999 and
       1998
      Consolidated Statements of Cash Flows for the Two Months Ended December
       31, 1999 and for the Years Ended October 31, 1999 and 1998
      Notes to Consolidated Financial Statements

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

21.      Subsidiaries of the Company.
23.      Consent of Independent Certified Public Accountant
27.      Financial Data Schedules


                       STATEMENT OF DIFFERENCES

         The greater-than or equal-to sign shall be expressed as ...........>=


         (b)  REPORTS ON FORM 8-K.

         None.

                              SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   BERKSHIRE BANCORP INC.


                                   BY:   /s/  Steven Rosenberg
                                       -----------------------------------------
                                              STEVEN ROSENBERG
                                       President, (Chief Executive Officer)


                                   DATE:  March 24, 2000


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



         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
                                                     President, (Chief
                                                     Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);
/s/  Steven Rosenberg                                Director                           March 24, 2000
-----------------------------
      STEVEN ROSENBERG


/s/  William Cohen                                   Director                           March 24, 2000
-----------------------------
      WILLIAM COHEN


/s/  Moses Marx                                      Director                           March 24, 2000
-----------------------------
      MOSES MARX


/s/ Randolph B. Stockwell                            Director                           March 24, 2000
----------------------------
     RANDOLPH B. STOCKWELL
