Form 10-Q
period 2000-03-31
BERKSHIRE BANCORP INC /DE/
filed 2000-05-17
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2000
                               ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649
                         -------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              94-2563513
-------------------------------                 ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 BROADWAY, NEW YORK, NEW YORK                  10038
---------------------------------------         ----------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (212) 791-5362
                                                    --------------

                                       N/A
                   --------------------------------------------
                   (Former name if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

         As of May 12, 2000, there were 2,134,044 outstanding shares of the issuers Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

         Berkshire Bancorp Inc. (the "Company") may from time to time make "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including its Annual Report on Form 10-K and the Exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including: (i) statements relating to the Company's expectations and goals with respect to (a) growth in earnings per share; (b) return on assets; (c) return on equity; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share; and (j) deposit and loan portfolio compositions, and (ii) statements preceded by, followed by or that include words like "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms and reflect the Company's current analysis of existing trends. Actual results could differ materially from those expressed or implied due to: major changes in business conditions and the economy, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments, loss of key senior management, major disruptions in the operations of the Company's banking facilities, new competitors or technologies, significant disruptions caused by the failure of third parties to address the Year 2000 issue, acquisition integration costs, dilution to earnings per share from stock issuance or acquisitions, regulatory issues, litigation costs, and other items discussed throughout this Quarterly Report on Form 10-Q.

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

         For these reasons, the Company cautions readers not to place undue reliance upon any forward-looking statements. Forward-looking statements speak only as of the date made and the Company assumes no obligation to update or revise any such statements, whether written or oral, upon any change in applicable circumstances.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
         PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                                           4

                  Consolidated Statements of Income
                  For The Three Months Ended
                  March 31, 2000 and 1999                                                        5

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended
                  March 31, 2000 and 1999                                                        6

                  Notes to Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  13

         PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                               19

Signature                                                                                        20

Index of Exhibits                                                                                21


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2000                1999
                                                                              ---------------------------------------

ASSETS
Cash and due from banks                                                            $   1,546           $   2,545
Interest bearing deposits                                                             17,006               3,834
Federal funds sold                                                                     6,000              13,500
                                                                                   ---------           ---------
Total cash and cash equivalents                                                       24,552              19,879
Investment Securities:
 Available-for-sale                                                                   88,439              84,498
 Held-to-maturity                                                                      4,970               4,999
                                                                                   ---------           ---------
Total investment securities                                                           93,409              89,497
Loans, net of unearned income                                                         66,389              65,591
 Less: allowance for loan losses                                                      (1,018)               (923)
                                                                                   ---------           ---------
Net loans                                                                             65,371              64,668
Accrued interest receivable                                                            1,747               1,614
Premises and equipment, net                                                              353                 370
Prepaid expenses and other                                                             3,961               4,029
Goodwill, net of amortization of
 $913 in 2000 and $730 in 1999                                                        11,890              12,073
                                                                                   ---------           ---------
Total assets                                                                       $ 201,283           $ 192,130
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                              $  15,448           $  15,549
 Interest bearing                                                                     93,468              88,538
                                                                                   ---------           ---------
Total deposits                                                                       108,916             104,087
Securities sold under agreements to repurchase                                         1,500               1,500
Accrued interest payable                                                                 193                 161
Accrued other liabilities                                                              1,672               1,569
Income taxes payable                                                                   6,887               2,741
Deferred tax liability                                                                   447               4,002
                                                                                   ---------           ---------
Total liabilities                                                                    119,615             114,060
                                                                                   ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                        --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   March 31, 2000, 2,127,265 shares
   December 31, 1999, 2,127,265 shares                                                   256                 256
Additional paid-in capital                                                            78,570              78,570
Accumulated other comprehensive
 (loss) income, net                                                                   (1,018)              4,425
Retained earnings (accumulated deficit)                                                6,620              (2,421)
Less: Common stock in treasury - at cost:
 March 31, 2000, 438,830 shares
 December 31, 1999, 438,830 shares                                                    (2,760)             (2,760)
                                                                                   ---------           ---------
Total stockholders' equity                                                            81,668              78,070
                                                                                   ---------           ---------
                                                                                   $ 201,283           $ 192,130
                                                                                   =========           =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           For The
                                                                     Three Months Ended
                                                                           March 31,
                                                                ----------------------------

                                                                   2000              1999
                                                                 --------          ------

INTEREST INCOME
Short-term interest-earning assets                               $    275          $  1,179
Securities and other investments                                    1,414               841
Loans                                                               1,426               838
                                                                 --------          --------
Total interest income                                               3,115             2,858
                                                                 --------          --------
INTEREST EXPENSE
Deposits                                                              996               758
Borrowings                                                             31                21
                                                                 --------          --------
Total interest expense                                              1,027               779
                                                                 --------          --------
Net interest income                                                 2,088             2,079
PROVISION FOR LOAN LOSSES                                               5                15
                                                                 --------          --------
Net interest income after
 provision for loan losses                                          2,083             2,064
                                                                 --------          --------
NON-INTEREST INCOME
Investment securities gains                                        13,079                --
Other income                                                          139               285
                                                                 --------          --------
Total non-interest income                                          13,218               285
                                                                 --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                        524               452
Net occupancy expense                                                 108               103
Equipment expense                                                      24                27
FDIC assessment                                                         4                 3
Data processing expense                                                 5                 6
Amortization of goodwill                                              183               182
Other                                                                 289               349
                                                                 --------          --------
Total non-interest expense                                          1,137             1,122
                                                                 --------          --------
Income before provision for taxes                                  14,164             1,227
Provision for income taxes                                          5,123               575
                                                                 --------          --------
Net income                                                       $  9,041          $    652
                                                                 ========          ========
Net income per share:
 Basic                                                           $   4.25          $    .31
                                                                 ========          ========
 Diluted                                                         $   4.00          $    .29
                                                                 ========          ========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                         -----------------------------------------
                                                                                                 2000               1999
                                                                                                ------             -----

  Cash flows from operating activities:
Net income                                                                                     $  9,041           $    652
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                                                   (13,079)                --
Depreciation and amortization                                                                       200                206
Provision for loan losses                                                                             5                 15

  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                         (133)              (467)
 Decrease in prepaid expenses and other                                                             353                958
 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                                    726                (49)
                                                                                               --------           --------
 Net cash provided by (used in) operating activities                                             (2,887)             1,315
                                                                                               --------           --------

  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                                      (285)                --
Investment in The Berkshire Bank                                                                     --            (25,217)
Cash of entity acquired                                                                              --             22,439
Proceeds from sales of investment securities                                                     13,079                 --
Investment securities available for sale
 Purchases                                                                                      (23,976)           (14,982)
 Sales                                                                                           14,711               --
Net increase in loans                                                                              (798)            (2,770)
Acquisition of premises and equipment                                                                --                (80)
                                                                                               --------           --------
Net cash provided by (used in) investing activities                                               2,731            (20,610)
                                                                                               --------           --------

  Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                                                    (101)            (6,524)
Net increase (decrease) in interest bearing deposits                                              4,930             (4,901)
                                                                                               --------           --------

Net cash provided by (used in) financing activities                                               4,829            (11,425)
                                                                                               --------           --------

  Net increase (decrease) in cash                                                                 4,673            (30,720)
  Cash - beginning of period                                                                     19,879             65,136
                                                                                               --------           --------
  Cash - end of period                                                                         $ 24,552           $ 34,416
                                                                                               ========           ========
Supplemental cash flow information:
  Cash used to pay interest                                                                    $    894           $    839
  Cash used to pay taxes                                                                       $  1,082           $    273



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 1. GENERAL

         In December 1998, Berkshire Bancorp Inc., a Delaware corporation (the "Company"), received regulatory approval from the Federal Reserve Bank of New York to become a Bank Holding Company registered under the Bank Holding Company Act of 1956 and to acquire control of The Berkshire Bank (the "Bank"), a New York State chartered commercial bank. (See Note 2 of Notes to Consolidated Financial Statements). On December 10, 1999 the Board of Directors of the Company approved a change in the Company's fiscal year from October 31 to December 31. This change was effective December 31, 1999.

         The accompanying financial statements of Berkshire Bancorp Inc. and Subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank and Greater American Finance Group, Inc.

         During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended October 31, 1999 and the Company's Form 10-K for the transition period from November 1, 1999 to December 31, 1999 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and December 31, 1999 and the consolidated results of its operations for the three month periods ended March 31, 2000 and 1999, and its consolidated cash flows for the three month periods ended March 31, 2000 and 1999.

NOTE 2. -  ACQUISITIONS

         MADISON MERCHANT SERVICES, INC. On February 7, 2000, the Company completed the acquisition of 24.9% of the issued and outstanding shares of the common stock of Madison Merchant Services, Inc., a privately held New York State corporation ("Madison"), for a cash purchase price of $285,000. In addition, the Company received an option to purchase up to an additional 26.1% of the presently outstanding shares of Madison common stock during the period from November 1, 2001 and February 1, 2003. Madison currently provides merchant credit card processing services for restaurants, other retail establishments and a variety of other merchants.

         THE BERKSHIRE BANK. On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), purchased 2,396,600 shares, or approximately 99%, of the outstanding shares of Common Stock (the "Shares") of the Bank, a privately-owned New York State chartered commercial bank. The Shares were acquired for a purchase price of $10.50 per share, net to the seller in cash, upon the terms and conditions set forth in an Offer to Purchase dated August 6, 1998, and in the related Letter of Transmittal (collectively, the "Offer"). The total amount of funds required by GAFG to purchase the Shares was approximately $25.2 million. On March 31, 1999, GAFG purchased an additional 5,000 shares for a cash purchase price of $10.50 per share, or approximately $53,000. All such funds were obtained by GAFG from the Company's cash on hand. The purchase of the Shares pursuant to the Offer was subject to receipt of the approval of the New York State Banking Board and the approval of the Federal Reserve Board. The acquisition was accounted for as a

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2. (CONTINUED)

purchase and, accordingly, the results of operations of the Bank have been included in the consolidated statements of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $119,429,000 and assumed deposits and other liabilities of $108,760,000.

NOTE 3.  EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. The following table presents the calculation of earnings per share for the periods indicated:


                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         ------------------------------------------------------------------
                                                                 Income                  Shares              Per share
                                                              (numerator)            (denominator)             amount
                                                         ----------------------  ----------------------  ------------------

Basic earnings per share
 Net income available to
  common stockholders                                       $  9,041                   2,127               $ 4.25
Effect of dilutive securities
 Options                                                          --                     132                 (.25)
                                                            --------                 -------               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                       $  9,041                   2,259               $ 4.00
                                                            ========                 =======               ======



         Options to purchase 44,875 shares of common stock for $38.00 per share were outstanding during the three months ended March 31, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 3. (CONTINUED)




                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         ------------------------------------------------------------------
                                                                 Income                  Shares              Per share
                                                              (numerator)            (denominator)             amount
                                                         ----------------------  ----------------------  ------------------
Basic earnings per share
 Net income available to
  common stockholders                                       $    652                   2,126             $    .31
Effect of dilutive securities
 Options                                                          --                     132                 (.02)
                                                            --------                 -------             --------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                       $    652                   2,258             $    .29
                                                            ========                 =======             ========



NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2000 and December 31, 1999:


                                                                        MARCH 31, 2000
                                            ----------------------------------------------------------------------
                                                                     GROSS               GROSS
                                                AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                                  COST               GAINS               LOSSES             VALUE
                                            -----------------  ------------------  ------------------  ----------------
                                                                       (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES

U.S. Government Agencies                         $   481             $    --             $    --          $    481
Corporate notes                                    4,489                   8                  --             4,497
                                                 -------             -------             -------          --------
 Totals                                          $ 4,970             $     8             $    --          $  4,978
                                                 =======             =======             =======          ========



                                                                       DECEMBER 31, 1999
                                            ----------------------------------------------------------------------
                                                                     GROSS               GROSS
                                                AMORTIZED          UNREALIZED          UNREALIZED            FAIR
                                                  COST               GAINS               LOSSES             VALUE
                                            -----------------  ------------------  ------------------  ----------------
                                                                       (In thousands)

HELD TO MATURITY
INVESTMENT SECURITIES

U.S. Government Agencies                         $   522             $    --             $    --          $    522
Corporate notes                                    4,477                  --                  (1)            4,476
                                                 -------             -------             -------          --------
 Totals                                          $ 4,999             $    --             $    (1)         $  4,998
                                                 =======             =======             =======          ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 4. (CONTINUED)




                                                                             MARCH 31, 2000
                                          ----------------------------------------------------------------------
                                                                     GROSS               GROSS
                                              AMORTIZED           UNREALIZED           UNREALIZED            FAIR
                                                 COST                GAINS               LOSSES              VALUE
                                          ------------------  -------------------  ------------------  -----------------
                                                                          (In thousands)

AVAILABLE-FOR-SALE
INVESTMENT SECURITIES

U.S. Treasury and U.S.
Government Agencies                           $ 78,525              $    --             $(1,184)          $ 77,341
Mortgage-backed
 securities                                      4,176                   --                 (85)             4,091
Marketable equity
 securities and other                            6,409                1,116                (518)             7,007
                                              --------              -------             -------           --------
 Totals                                       $ 89,110              $ 1,116             $(1,787)          $ 88,439
                                              ========              =======             =======           ========



                                                                         DECEMBER 31, 1999
                                              ----------------------------------------------------------------------
                                                                        GROSS               GROSS
                                                  AMORTIZED          UNREALIZED           UNREALIZED           FAIR
                                                    COST                GAINS               LOSSES            VALUE
                                              -----------------  -------------------  ------------------  --------------
                                                                             (In thousands)

AVAILABLE-FOR-SALE
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
                                                 ========              =======             =======            ========



COMMON STOCK OF ELOTTERY, INC. (FORMERLY EXECUTONE INFORMATION SYSTEMS, INC.)

         As more fully discussed in the Company's 1999 10-K, in December 1995, the Company sold its minority equity interest in Unistar Gaming Corp. ("UGC") to Elottery, Inc. (formerly Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Elottery") (the "Elottery Common Stock"). The Company's investment in UGC was approximately $5.2 million.

         In exchange for its interest in UGC, the Company received shares of Elottery Common Stock, all of which were sold in open market transactions during 1998, and shares of Elottery Series A and Series B Preferred Stock (the "Elottery Preferred Stock"). In 1997, the Company fully reserved the carrying value, approximately $2.1 million, of its shares of Elottery Preferred Stock and recorded a deferred tax asset of $925,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 4. (CONTINUED)

         In March 1999, Elottery exercised its right to redeem and convert the Elottery Preferred Stock into Elottery Common Stock and on April 6, 1999, in exchange for its shares of Elottery Preferred Stock, the Company received 4,193,204 shares of Elottery Common Stock with a market value of approximately $17.7 million.

         At March 31, 2000, the Company owned 190,000 shares of Elottery Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $1.1 million, net of deferred taxes of approximately $446,000 has been recorded as a component of other accumulated comprehensive income.

NOTE 5. LOAN PORTFOLIO

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                         MARCH 31, 2000                 DECEMBER 31, 1999
                                                -------------------------         ---------------------------

                                                                % OF                               % OF
                                                  AMOUNT        TOTAL                 AMOUNT       TOTAL
                                                --------        -----               --------       -----

Commercial and
professional loans                              $  7,569         11.4%              $  5,358         8.2%
Secured by real estate                            56,673         85.4                 57,652        87.9
Personal                                           1,853          2.8                  2,345         3.6
Other                                                294          0.4                    236         0.3
                                                --------        -----               --------       -----
Total loans                                       66,389        100.0%                65,591       100.0%
                                                                =====                              =====
Less:
 Allowance for loan
 losses                                           (1,018)                               (923)
                                                --------                            --------

Loans, net                                      $ 65,371                            $ 64,668
                                                ========                            ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:


                                       MARCH 31, 2000               DECEMBER 31, 1999 (1)
                                   -----------------------    ---------------------------------
                                    AVERAGE     AVERAGE           AVERAGE           AVERAGE
                                    AMOUNT      YIELD              AMOUNT           YIELD
                                    ------      -----              ------           -----
                                                  (Dollars in thousands)

Demand deposits                   $ 15,448         --               $ 17,485          --
NOW and money market                61,127       4.06%                48,515        3.19%
Savings deposits                     4,049       3.23                  4,721        2.58
Time deposits                       28,294       5.21                 21,714        5.55
                                  --------       ----               --------        ----
Total deposits                    $108,918       4.07%              $ 92,435        3.11%
                                  ========       ====               ========        ====



(1) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.


NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                                FOR THE THREE MONTHS ENDED
                                                                      MARCH 31, 2000
                                                    ------------------------------------------------------
                                                                              Tax
                                                       Before tax           (expense)           Net of tax
                                                         amount              benefit              Amount
                                                   -------------------  ------------------  ----------------
                                                                        (In thousands)

Unrealized gains on investment securities:

  Unrealized holding losses                             $(14,776)           $  5,911            $ (8,865)
   arising during period

  Less reclassification                                   13,079              (5,232)              7,847
   adjustment for gains                                 --------            --------            --------
   realized in net income

Other comprehensive                                     $ (1,697)           $    679            $ (1,018)
   loss, net                                            ========            ========            ========



                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 7. (CONTINUED)


                                                                FOR THE THREE MONTHS ENDED
                                                                      MARCH 31, 1999
                                                    ------------------------------------------------------
                                                                              Tax
                                                       Before tax           (expense)           Net of tax
                                                         amount              benefit              Amount
                                                   -------------------  ------------------  ----------------
                                                                        (In thousands)

Unrealized gains on investment securities:

  Unrealized holding gains                              $   (505)           $    202            $   (303)
   arising during period

  Less reclassification                                       --                  --                  --
   adjustment for gains                                 --------            --------            --------
   realized in net income

Other comprehensive                                     $   (505)           $    202            $   (303)
 income, net                                            ========            ========            ========




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company"). References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for the three months ended March 31, 2000 and 1999 include operations of the Berkshire Bank.

NET INCOME. Net income for the three-month period ended March 31, 2000 was $9.04 million, or $4.00 per diluted share, as compared to $652,000, or $.29 per diluted share, for the three-month period ended March 31, 1999. Net income in 2000 was favorably impacted by the pretax gain of $13.08 million on sales of the common stock of Elottery, Inc. (see Note 4).

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income in the first quarter of 2000 decreased by $19,000 to $2.08 million from $2.06 million in the first quarter of 1999.

INTEREST INCOME. Interest income for the three-month period ended March 31, 2000 increased by 9.09% to $3.12 million from $2.86 million for the three-month period ended March 31, 1999.

INTEREST EXPENSE. Interest expense for the three-month period ended March 31, 2000 increased by 32.22% to $1.03 million from $779,000 for the three-month period ended March 31, 1999.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 4.62% for the first quarter of 2000 as compared to 6.08% for the same period in 1999. The decrease in net interest margin was due to a decline in average yield on average interest-earning assets to 6.89% in 2000 from 8.87% in 1999.

AVERAGE BALANCES, YIELDS AND RATES. Average interest-earning assets totaled $180.80 million for the three-month period ended March 31, 2000 compared to $136.95 million for the comparable 1999 period, an increase of $43.85 million or 32.01%. The increase in average interest earning assets was due to the increase in average loans to $65.96 million from $41.59 million and the increase in investment securities to $79.47 million from $58.51 million. Average interest-bearing liabilities increased to $94.44 million in 2000 from $68.06 million in 1999. The increase in interest-bearing liabilities was principally due to the increase in time deposits to $31.41 million in the 2000 quarter from $13.00 million in the 1999 quarter. The average rate paid on interest-bearing deposits declined to 4.35% in 2000 from 6.56% in 1999 due to the decrease in the average rate paid on time deposits to 5.09% in 2000 from 10.77% in 1999.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three-month period ended March 31, 2000, total non-interest income was $13.22 million of which $13.08 million was due to realized gains on sales of marketable securities. Total non-interest income for the three-month period ended March 31, 1999 was $285,000.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to- day operations of the Company. Total non-interest expense for the three-month period ended March 31, 2000 increased to $1.14 million from $1.12 million for the three-month period ended March 31, 1999. The increase in 2000 was due primarily to the increase in salaries and benefits due to higher staffing levels at the Bank.

PROVISION FOR INCOME TAX. During the first quarter of 2000, the Company recorded income tax expense of $5.12 million compared to $575,000 in the first quarter of 1999. The tax provisions for federal, state and local taxes recorded for 2000 and 1999 represent effective tax rates of 36.2% and 46.8%, respectively. Effective tax rates are attributable to the level of net income adjusted for certain tax-preference items.

INTEREST RATE RISK. Fluctuations in market interest rates can have a material effect on the Company's net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, or with the same speed, as the rates paid by the Bank on its deposits.

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


                                                                           BERKSHIRE BANCORP INC.
                                                                  INTEREST RATE SENSITIVITY GAP AT MARCH 31, 2000
                                                                      (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                             -------------------------------------------------------------------------------------

                                              3 MONTHS            3 THROUGH          1 THROUGH          OVER
                                              OR LESS             12 MONTHS           3 YEARS         3 YEARS             TOTAL
                                              --------            ---------          ---------        -------             -----

Federal funds sold                         $   6,000          $      --           $      --       $      --           $    6,000
                                 (Rate)         5.75%                --                  --              --                 5.75%
                                           ---------          ---------           ---------       ---------           ----------
Interest bearing deposits                     17,010                 --                  --              --               17,010
 in banks
                                 (Rate)         5.61%                --                  --              --                 5.61%
                                           ---------          ---------           ---------       ---------           ----------
Loans (1)(2)
Adjustable rate loans                         27,565              8,050               2,917           2,953               41,485
                                 (Rate)         9.49%              8.05%               9.00%           7.98%
Fixed rate loans                               1,362                510               1,904          21,128               24,904
                                 (Rate)         7.10%              7.59%               8.43%           8.08%                 .  %
                                           ---------          ---------           ---------       ---------           ----------
Total loans                                   28,927              8,560               4,821          24,081               66,389
Investments (3)(4)                            15,900             19,842              18,991          36,722               91,455
                                 (Rate)         5.47%              6.00%               6.57%           7.10%                6.47%
                                           ---------          ---------           ---------       ---------           ----------
Total rate-sensitive assets                   67,837             28,402              23,812          60,803              180,854
                                           ---------          ---------           ---------       ---------           ----------

Deposit accounts (5)
Savings and NOW                               10,776                 --                  --              --               10,776
                                 (Rate)         2.22%                                                                       2.22%
Money market                                  54,400                 --                  --              --               54,400
                                 (Rate)         4.35%                --                  --              --                 4.35%
Time Deposits                                 22,479              4,089                 134           1,592               28,294
                                 (Rate)         5.20%              5.85%               0.00%           0.00%                4.98%
                                           ---------          ---------           ---------       ---------           ----------
Total deposit accounts                        87,655              4,089                 134           1,592               93,470
Other borrowings                                  --                 --                 500           1,000                1,500
                                 (Rate)           --                 --                6.04%           5.90%                5.95%
                                           ---------          ---------           ---------       ---------           ----------
Total rate-sensitive liabilities              87,655              4,089                 634           2,592               94,970
                                           ---------          ---------           ---------       ---------           ----------
Gap (repricing differences)                  (19,818)            24,313              23,178          58,211               85,884
                                           =========          =========           =========       =========           ==========
Cumulative Gap                               (19,818)             4,495              27,673          85,884
                                           =========          =========           =========       =========
Cumulative Gap to Total Rate
Sensitive Assets                              (10.96)%             2.49%              15.30%          47.49%
                                           =========          =========           =========       =========


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

PROVISION FOR LOAN LOSSES. The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                                 2000             1999
                                                                 ----             ----

Average loans outstanding                                      $ 65,957        $ 41,592
                                                               ========        ========
Allowance at beginning of period                                    923             791

Charge-offs:
 Commercial and other loans                                          --               5
 Real estate loans                                                   --              --
                                                               --------        --------
  Total loans charged-off                                            --               5
                                                               --------        --------
Recoveries:
 Commercial and other loans                                          90              47
 Real estate loans                                                   --              --
                                                               --------        --------
  Total loans recovered                                              90              47
                                                               --------        --------
  Net (charge-offs) recoveries                                       90              42
                                                               --------        --------
Provision for loan losses
 charged to operating expenses                                        5              15
                                                               --------        --------
Allowance at end of period                                        1,018             848
                                                               --------        --------
Ratio of net recoveries (charge-offs)                               .14%
                                                               ========
 to average loans outstanding (2)                                                   .10%
                                                                               ========
Allowance as a percent of total loans                              1.53%           1.99%
                                                               ========        ========
Total loans at end of period                                   $ 66,389        $ 42,632
                                                               ========        ========



LOAN PORTFOLIO.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2000, the Company had total loans of $66.39 million and an allowance for loan losses of approximately $1.02 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                           MARCH 31,            DECEMBER 31,
                                                             2000                   1999
                                                     ---------------------  ---------------------
                                                                   AMOUNT                 AMOUNT
                                                                   ------                 ------
                                                                         (in thousands)

Commercial and professional loans                                $  7,569               $  5,358
Secured by real estate                                             56,673                 57,652
Personal                                                            1,853                  2,345
Other                                                                 294                    236
                                                                 --------               --------
Total loans                                                        66,389                 65,591
Less:
 Allowance for loan losses                                         (1,018)                  (923)
                                                                 --------               --------
Loans, net                                                       $ 65,371               $ 64,668
                                                                 ========               ========




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

         At March 31, 2000 and 1999, the Company did not have any non accrual or non performing loans. Loans past due more than 90 days and still accruing interest amounted to $128,000 and $50,000 at March 31, 2000 and 1999, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of March 31, 2000 and December 31, 1999 (dollars in thousands):


                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                            FOR CAPITAL           PROMPT CORRECTIVE
                                                         ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                         ------          -----------------       -----------------

                                                       AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                       ------     -----     ------    -----      ------     -----

MARCH 31, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                              71,816     70.3%      8,174    >=8.0%         --     N/A
  Bank                                                 13,745     16.5%      6,668    >=8.0%       8,335    >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                              70,798     69.3%      4,087    >=4.0%          --    N/A
  Bank                                                 12,822     15.4%      3,334    >=4.0%       5,001    >=6.0%

Tier I Capital (to Average Assets)
  Company                                              70,798     36.0%      7,868    >=4.0%          --    N/A
  Bank                                                 12,822      8.8%      5,842    >=4.0%       7,302    >=5.0%





                                                                                                      TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                            FOR CAPITAL           PROMPT CORRECTIVE
                                                         ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                         ------          -----------------       -----------------

                                                       AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                       ------     -----     ------    -----      ------     -----


DECEMBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                              60,336     59.8%      8,072    >=8.0%          --     N/A
  Bank                                                 13,745     16.5%      6,668    >=8.0%       8,335     >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                              59,413     58.9%      4,036    >=4.0%          --     N/A
  Bank                                                 12,822     15.4%      3,334    >=4.0%       5,001     >=6.0%

Tier I Capital (to Average Assets)
  Company                                              59,413     33.7%      7,019    >=4.0%          --     N/A
  Bank                                                 12,822      8.8%      5,842    >=4.0%       7,302     >=5.0%





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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At March 31, 2000, Berkshire had cash of $37.5 million and marketable securities of $4.9 million.

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

IMPACT OF THE YEAR 2000

         The Company, apart from its subsidiaries, reviewed its financial and other systems and modified and /or replaced those systems which may have been impacted by the arrival of the Year 2000. The total cost of the Year 2000 preparedness program for the Company, apart from its subsidiaries, was not material.

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

         In addition to possible expenses related to the Bank's systems and those of its service providers, the Bank could incur losses if Year 2000 problems adversely affected any of its depositors or borrowers. Such problems could include, among other things, delayed loan payments. Due to the diversity of the loan portfolio and the fact that the Bank's market area is not dependent on one employer or industry, the Bank did not expect any such Year 2000 related difficulties that may affect its depositors and borrowers to significantly affect net earnings or cash flow.

         As of May 5, 2000, the Company has not experienced any problems related to Year 2000 issues.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits


         Exhibit
         Number            Description
         --------          ------------
         27                Financial Data Schedule.


b. Report on Form 8-K, dated April 18, 2000 (date of earliest event April 13,
2000) contained the results of matters submitted to the Company's stockholders at the Annual Meeting of Stockholders of the Company held on April 13, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        BERKSHIRE BANCORP INC.
                                                             (REGISTRANT)



Date:  May 12, 2000                         By:       /s/ Steven Rosenberg
       ------------                                  ---------------------
                                                        STEVEN ROSENBERG
                                                        PRESIDENT AND CHIEF
                                                        FINANCIAL OFFICER

                                  EXHIBIT INDEX



Exhibit                                                                         Sequential
Number            Description                                                   Page Number
-------           -----------                                                   ------------

27                Financial Data Schedule                                         22



                            STATEMENT OF DIFFERENCES

     The greater-than or equal-to sign shall be expressed as ............. >=