Form 10-Q
period 2000-06-30
BERKSHIRE BANCORP INC /DE/
filed 2000-08-14
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2000
                                ---------------

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

                                       N/A
                  -------------------------------------------
                  (Former name if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     As of August 10, 2000, there were 2,134,044 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                    PAGE NO.
                                                                    --------
   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999                          4

          Consolidated Statements of Income
          For The Three and Six Months Ended
          June 30, 2000 and 1999                                       5

          Consolidated Statements of Cash Flows
          For The Six Months Ended
          June 30, 2000 and 1999                                       6

          Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                14

   PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             24

Signature                                                             25

Index of Exhibits                                                     26


                                      -3-








                            BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2000            1999
                                                            --------------------------------
ASSETS
Cash and due from banks                                            $  1,633       $  2,545
Interest bearing deposits                                            12,266          3,834
Federal funds sold                                                    3,250         13,500
                                                                   --------       --------
Total cash and cash equivalents                                      17,149         19,879
Investment Securities:
 Available-for-sale                                                  97,276         84,498
 Held-to-maturity                                                       927          4,999
                                                                   --------       --------
Total investment securities                                          98,203         89,497
Loans, net of unearned income                                        72,550         65,591
 Less: allowance for loan losses                                     (1,031)          (923)
                                                                   --------       --------
Net loans                                                            71,519         64,668
Accrued interest receivable                                           1,683          1,614
Premises and equipment, net                                             330            370
Prepaid expenses and other                                            2,901          4,029
Goodwill, net of amortization of
 $1,048 in 2000 and $730 in 1999                                     11,860         12,073
                                                                   --------       --------
Total assets                                                       $203,645       $192,130
                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                              $ 14,545       $ 15,549
 Interest bearing                                                    80,700         88,538
                                                                   --------       --------
Total deposits                                                       95,245        104,087
Securities sold under agreements to repurchase                       21,075             --
Long term borrowings                                                  1,500          1,500
Accrued interest payable                                                342            161
Accrued other liabilities                                             1,788          1,569
Income taxes payable                                                  1,775          2,741
Deferred tax liability                                                  143          4,002
                                                                   --------       --------
Total liabilities                                                   121,868        114,060
                                                                   --------       --------
Stockholders' equity
 Preferred stock - $.10 Par value:                                       --             --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized -- 10,000,000 shares
  Issued -- 2,566,095 shares
  Outstanding --
   June 30, 2000, 2,134,044 shares
   December 31, 1999, 2,127,265 shares                                  256            256
Additional paid-in capital                                           78,741         78,570
Accumulated other comprehensive
 (loss) income, net                                                  (1,438)         4,425
Retained earnings (accumulated deficit)                               6,929         (2,421)
Less: Common stock in treasury - at cost:
 June 30, 2000, 432,051 shares
 December 31, 1999, 438,830 shares                                   (2,711)        (2,760)
                                                                   --------       --------
Total stockholders' equity                                           81,777         78,070
                                                                   --------       --------
                                                                   $203,645       $192,130
                                                                   ========       ========



                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE                 FOR THE
                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                     --------------------    ---------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    ---------
INTEREST INCOME
Short-term interest-earning assets                   $  432       $  355      $   707    $1,534
Securities and other investments                      1,490        1,084        2,904     1,925
Loans                                                 1,614          896        3,040     1,734
                                                     ------       ------      -------    ------
Total interest income                                 3,536        2,335        6,651     5,193
                                                     ------       ------      -------    ------
INTEREST EXPENSE
Deposits                                              1,021          843        2,017     1,601
Borrowings                                              185           24          216        45
                                                     ------       ------      -------    ------
Total interest expense                                1,206          867        2,233     1,646
                                                     ------       ------      -------    ------
Net interest income                                   2,330        1,468        4,418     3,547
PROVISION FOR LOAN LOSSES                                --           10            5        25
                                                     ------       ------      -------    ------
Net interest income after
 provision for loan losses                            2,330        1,458        4,413     3,522
                                                     ------       ------      -------    ------
NON-INTEREST INCOME
Investment securities gains                              --        2,175       13,079     2,175
Other income                                            116          128          255       413
                                                     ------       ------      -------    ------
Total non-interest income                               116        2,303       13,334     2,588
                                                     ------       ------      -------    ------
NON-INTEREST EXPENSE
Salaries and employee benefits                          551          467        1,075       919
Net occupancy expense                                   109          105          217       208
Equipment expense                                        24           30           48        57
FDIC assessment                                          10           --           14         3
Data processing expense                                   5            4           10        10
Amortization of goodwill                                135          183          318       365
Other                                                   622          257          911       606
                                                     ------       ------      -------    ------
Total non-interest expense                            1,456        1,046        2,593     2,168
                                                     ------       ------      -------    ------
Income before provision for taxes                       990        2,715       15,154     3,942
Provision for income taxes                              468        1,299        5,591     1,874
                                                     ------       ------      -------    ------
Net income                                           $  522       $1,416      $ 9,563    $2,068
                                                     ======       ======      =======    ======
Net income per share:
 Basic                                               $  .24       $  .67      $  4.49    $  .97
                                                     ======       ======      =======    ======
 Diluted                                             $  .24       $  .63      $  4.36    $  .91
                                                     ======       ======      =======    ======







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -----------------------------
                                                                                2000           1999
                                                                               ------         ------
  Cash flows from operating activities:
Net income                                                                   $  9,563       $  2,068
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                                 (13,079)        (2,175)
Depreciation and amortization and other                                           390            413
Provision for loan losses                                                           5             25
Non-cash compensation                                                             355             --
  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                        (69)          (582)
 Decrease in prepaid expenses and other                                         1,381          1,000
 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                 (566)         1,281
                                                                             --------       --------
 Net cash provided by (used in) operating activities                           (2,020)         2,030
                                                                             --------       --------
  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                    (285)            --
Investment in The Berkshire Bank                                                 (105)       (25,217)
Cash of entity acquired                                                            --         22,439
Proceeds from sales of investment securities                                   13,079          2,175
Investment securities available for sale
 Purchases                                                                    (49,180)       (53,739)
 Sales                                                                         30,602         28,347
Net increase in loans                                                          (6,856)        (7,315)
Acquisition of premises and equipment                                              --           (160)
                                                                             --------       --------
Net cash (used in) investing activities                                       (12,745)       (33,470)
                                                                             --------       --------
  Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                                (1,004)        (5,002)
Net increase (decrease) in interest bearing deposits                           (7,838)        (1,992)
Increase in securities sold under agreements to repurchase                     21,075             --
Proceeds from exercise of common stock options                                     15             --
Dividends paid                                                                   (213)          (213)
                                                                             --------       --------
Net cash provided by (used in) financing activities                            12,035        (7,207)
                                                                             --------       --------
  Net increase (decrease) in cash                                              (2,730)       (38,647)
  Cash - beginning of period                                                   19,879         65,136
                                                                             --------       --------
  Cash - end of period                                                       $ 17,149       $ 26,489
                                                                             ========       ========
Supplemental cash flow information:
  Cash used to pay interest                                                  $  3,152       $  1,680
  Cash used to pay taxes                                                     $  5,556       $    985


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999 and the consolidated results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its consolidated cash flows for the six month periods ended June 30, 2000 and 1999.

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

         THE BERKSHIRE BANK. On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), purchased 2,396,600 shares, or approximately 99%, of the outstanding shares of Common Stock (the "Shares") of the Bank, a privately-owned New York State chartered commercial bank. The Shares were acquired for a purchase price of $10.50 per share, net to the seller in cash, upon the terms and conditions set forth in an Offer to Purchase dated August 6, 1998, and in the related Letter of Transmittal (collectively, the "Offer"). The total amount of funds required by GAFG to purchase the Shares was approximately $25.2 million. On March 31, 1999 and June 16, 2000, GAFG purchased an additional 5,000 shares and 10,000 shares, respectively, for a cash purchase price of $10.50 per share, or approximately $158,000. All such funds were obtained by GAFG from the Company's cash on hand. The purchase of the Shares pursuant to the Offer was subject to receipt of the approval of the New York State Banking Board and the approval of the Federal

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 2. (CONTINUED)

Reserve Board. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Bank have been included in the consolidated statements of income from the date of acquisition. In connection with the acquisition, the Company acquired assets with an aggregate fair value of $119,429,000 and assumed deposits and other liabilities of $108,760,000.

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



                                                             FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ---------------------------------------------------------------
                                                       Income                Shares               Per share
                                                     (numerator)          (denominator)            amount
                                                 -------------------   --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                     $ 522                2,134               $  .24
Effect of dilutive securities
 Options                                                    --                     1                  .--
                                                          -----                -----               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                     $ 522                2,135               $  .24
                                                          =====               ======               ======

                                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -------------------------------------------------------------------
                                                       Income                Shares               Per share
                                                     (numerator)          (denominator)            amount
                                                 -------------------   --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                     $9,563                2,131                $ 4.49
Effect of dilutive securities
 Options                                                    --                     61                  (.13)
                                                          ------               ------                ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                     $9,563                2,192                $ 4.36
                                                          ======               ======                ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 3. (CONTINUED)

         Options to purchase 44,875 shares of common stock for $38.00 per share were outstanding during the three and six month periods ended June 30, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                             FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -------------------------------------------------------------------
                                                       Income                Shares               Per share
                                                     (numerator)          (denominator)            amount
                                                 -------------------   --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                    $1,416                 2,126                 $   .67
Effect of dilutive securities
 Options                                                     --                   138                    (.04)
                                                         ------                ------                 -------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                    $1,416                 2,264                 $   .63
                                                         ======                ======                 =======





                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -------------------------------------------------------------------
                                                       Income                Shares               Per share
                                                     (numerator)          (denominator)            amount
                                                 -------------------   --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                     $2,068                2,126               $   .97
Effect of dilutive securities
 Options                                                    --                    135                  (.06)
                                                          ------               ------               -------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                     $2,068                2,261               $   .91
                                                          ======               ======               =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2000 and December 31, 1999:



                                                                   JUNE 30, 2000
                                       ----------------------------------------------------------------------
                                                                GROSS               GROSS
                                         AMORTIZED COST       UNREALIZED         UNREALIZED            FAIR
                                                                GAINS              LOSSES             VALUE
                                         ---------------   -----------------   ----------------    ----------
                                                                     (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies                          $ 429                $ --              $ (2)            $ 427
Corporate notes                                     498                  --                (1)              497
                                                   ----                ----              ----             -----
 Totals                                           $ 927                $ --              $ (3)            $ 924
                                                  =====                ====              ====             =====




                                                                 DECEMBER 31, 1999
                                       ----------------------------------------------------------------------
                                                                GROSS               GROSS
                                         AMORTIZED COST       UNREALIZED         UNREALIZED            FAIR
                                                                GAINS              LOSSES             VALUE
                                         ---------------   -----------------   ----------------    ----------
                                                                     (In thousands)

HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies                $   522                $ --              $ --            $  522
Corporate notes                           4,477                  --                (1)            4,476
                                        -------                ----              ----            ------
 Totals                                 $ 4,999                $ --              $ (1)           $4,998
                                        =======                ====              ====            ======





                                                                 JUNE 30, 2000
                                     ----------------------------------------------------------------------
                                                               GROSS               GROSS
                                       AMORTIZED COST       UNREALIZED          UNREALIZED            FAIR
                                                               GAINS              LOSSES             VALUE
                                      -----------------   ----------------    ----------------   -----------
                                                                    (In thousands)

AVAILABLE-FOR-SALE INVESTMENT
SECURITIES
U.S. Treasury and U.S.
 Government Agencies                         $88,566         $  --             $(1,184)           $87,382

Mortgage-backed
 Securities                                    3,773            --                 (88)             3,685

Marketable equity
 securities and other                          6,287           364                (442)             6,209
                                            --------         -----             -------           --------
 Totals                                     $ 98,626         $ 364             $(1,714)          $ 97,276
                                            ========         =====             =======           ========



                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 4. (CONTINUED)

                                                               DECEMBER 31, 1999
                                     ----------------------------------------------------------------------
                                                                  GROSS               GROSS
                                           AMORTIZED COST      UNREALIZED          UNREALIZED          FAIR
                                                                  GAINS              LOSSES            VALUE
                                           ---------------   ----------------    ----------------   ------------
                                                                       (In thousands)
AVAILABLE-FOR-SALE INVESTMENT
SECURITIES
U.S. Treasury and
 U.S. Government Agencies                        $ 65,907            $    --            $(1,161)       $ 64,746
Mortgage-backed
 securities                                         4,571                 --                (75)          4,496
Marketable equity
 securities and other                               6,060              9,745               (549)         15,256
                                                 --------            -------            -------        --------
 Totals                                          $ 76,538            $ 9,745            $(1,785)       $ 84,498
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

         At June 30, 2000, the Company owned 190,000 shares of Elottery Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $214,000, net of deferred taxes of approximately $143,000 has been recorded as a component of other accumulated comprehensive income.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 5. LOAN PORTFOLIO

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                 JUNE 30, 2000                    DECEMBER 31, 1999
                                         ------------------------------      ----------------------------
                                                                % OF                           % OF
                                                      AMOUNT    TOTAL                AMOUNT    TOTAL
                                                      -----     -----                ------    -----

Commercial and professional loans                    $ 8,972     12.4%              $ 5,358      8.2%
Secured by real estate                                63,058     86.9                57,652     87.9
Personal                                                 275      0.4                 2,345      3.6
Other                                                    245      0.3                   236      0.3
                                                     -------    -----               -------    -----
Total loans                                           72,550    100.0%               65,591    100.0%
                                                                =====                          =====
Less:
 Allowance for loan
 losses                                               (1,031)                          (923)
                                                     -------                        -------
Loans, net                                           $71,519                        $64,668
                                                     =======                        =======




NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:



                                      JUNE 30, 2000               DECEMBER 31, 1999 (1)
                                  -----------------------     ----------------------------
                                    AVERAGE    AVERAGE            AVERAGE     AVERAGE
                                     AMOUNT     YIELD              AMOUNT      YIELD
                                     ------    ------              ------      -----
                                                   (Dollars in thousands)

Demand deposits                     $ 15,763      --              $ 17,485        --
NOW and money market                  53,826    4.17%               48,515      3.19%
Savings deposits                       4,629    3.31                 4,721      2.58
Time deposits                         30,109    5.39                21,714      5.55
                                    --------    ----              --------      ----
Total deposits                      $104,327    3.85%             $ 92,435      3.11%
                                    ========    ====              ========      ====


(1) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                              FOR THE SIX MONTHS ENDED
                                                                   JUNE 30, 2000
                                                -----------------------------------------------------
                                                                           Tax
                                                    Before tax          (expense)         Net of tax
                                                      amount             benefit            Amount
                                                 -----------------    ---------------   --------------
                                                                     (In thousands)
Unrealized gains on investment securities:
  Unrealized holding losses
   arising during period                                $(15,476)           $6,191          $ (9,285)
  Less reclassification
   adjustment for gains
   realized in net income                                 13,079            (5,232)            7,847
                                                        --------            ------          --------
Other comprehensive
   loss, net                                            $ (2,397)           $  959          $ (1,438)
                                                        ========            ======          ========



                                                              FOR THE SIX MONTHS ENDED
                                                                   JUNE 30, 1999
                                                -----------------------------------------------------
                                                                         Tax
                                                   Before tax         (expense)         Net of tax
                                                     amount            benefit            Amount
                                                 ---------------    ---------------   ----------------
                                                                    (In thousands)

Unrealized gains on investment securities:
  Unrealized holding gains
   arising during period                             $ 16,783          $ (6,713)           $ 10,070
Less reclassification
 adjustment for gains
 realized in net income                                 2,175               870               1,305
                                                     --------          --------            --------
Other comprehensive
 income, net                                         $ 14,608          $ (5,843)           $  8,765
                                                     ========          ========            ========


                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 8. SUBSEQUENT EVENTS

         The Company is a party to a tax sharing agreement, as amended, (the "Tax Sharing Agreement") with The Cooper Companies, Inc. ("TCC") and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies have agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. TCC is coordinating the defenses for these tax examinations. Since 1985, the Company has adjusted its accrual for interest charges related to potential assessments.

         On July 18, 2000, the Company was notified that all remaining issues covered by the Tax Sharing Agreement have been resolved. Based upon the information available, the Company believes that the amounts reserved for these matters will be sufficient.



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

         The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average balances, are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------------------------
                                                             2000                                        1999
                                            ----------------------------------------   ------------------------------------------
                                                          INTEREST                                   INTEREST
                                            AVERAGE          AND          AVERAGE      AVERAGE          AND           AVERAGE
                                            BALANCE       DIVIDENDS     YIELD/RATE     BALANCE       DIVIDENDS      YIELD/RATE
                                            -------       ---------     ----------     -------       ---------      ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $ 68,515      $  1,614             9.42%   $ 44,768      $    896          8.01%
Investment securities                         89,354         1,490             6.67      76,499         1,084          5.67
Other (2)(5)                                  29,841           432             5.79      30,699           355          4.62
                                            -----------   -----------   ------------   -----------   -----------   --------------
Total interest-earning assets                187,710         3,536             7.54     151,966         2,335          6.15
                                                                        ------------                               --------------
Noninterest-earning assets                    18,631                                     66,988
                                            -----------                                -----------
Total Assets                                 206,341                                    218,954
                                            ===========                                ===========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     63,110           610             3.87%     57,537           460          3.20%
Time deposits                                 29,480           411             5.59      28,581           384          5.37
Other borrowings                              12,916           185             5.70       1,555            23          5.92
                                            -----------   -----------   ------------   -----------   -----------   --------------
Total interest-bearing
 liabilities                                 105,506         1,206             4.57      87,673           867          3.96
                                                          -----------   ------------                 -----------   --------------

Demand deposits                               15,329                                     13,755
Noninterest-bearing liabilities                5,480                                     12,305
Stockholders' equity (5)                      80,026                                    105,221
                                            -----------                                -----------

Total liabilities and
 stockholders' equity                        206,341                                    218,954
                                            ===========                                ===========

Net interest income                                          2,330                                      1,468
                                                          ===========                                ===========

Interest-rate spread (3)                                                       2.97                                    2.19
                                                                        ============                               ==============

Net interest margin (4)                                                        4.97%                                   3.86%
                                                                        ============                               ==============

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.78                                       1.73
                                            ===========                                ===========

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

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------------------------
                                                             2000                                        1999
                                            ----------------------------------------   ------------------------------------------
                                                          INTEREST                                   INTEREST
                                            AVERAGE          AND          AVERAGE      AVERAGE          AND           AVERAGE
                                            BALANCE       DIVIDENDS     YIELD/RATE     BALANCE       DIVIDENDS      YIELD/RATE
                                            -------       ---------     ----------     -------       ---------      ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $ 67,243      $  3,040             9.04%   $ 42,750      $  1,734          8.11%
Investment securities                         84,841         2,904             6.85      67,183         1,925          5.73
Other (2)(5)                                  32,285           707             4.38      33,434         1,534          9.17
                                            -----------   -----------   ------------   -----------   -----------   --------------
Total interest-earning assets                184,369         6,651             7.21     143,367         5,193          7.24
                                                                        ------------                               --------------
Noninterest-earning assets                    18,770                                     55,681
                                            -----------                                -----------
Total Assets                                 203,139                                    199,048
                                            ===========                                ===========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     61,967         1,205             3.89%     55,254           867          3.14%
Time deposits                                 30,109           812             5.39      20,361           734          7.21
Other borrowings                               7,531           216             5.74       1,519            45          5.92
                                            -----------   -----------   ------------   -----------   -----------   --------------
Total interest-bearing
 liabilities                                  99,607         2,233             4.48      77,134         1,646          4.27
                                                          -----------   ------------                 -----------   --------------

Demand deposits                               15,763                                     16,744
Noninterest-bearing liabilities                7,661                                      6,704
Stockholders' equity (5)                      80,108                                     98,466
                                            -----------                                -----------

Total liabilities and
 stockholders' equity                        203,139                                    199,048
                                            ===========                                ===========

Net interest income                                          4,418                                      3,547
                                                          ===========                                ===========

Interest-rate spread (3)                                                       2.73                                    2.97
                                                                        ============                               ==============

Net interest margin (4)                                                        4.79%                                   4.95%
                                                                        ============                               ==============

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.85                                       1.86
                                            ===========                                ===========

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for the three and six months ended June 30, 2000 and 1999 include operations of the Berkshire Bank.

NET INCOME. Net income for the three-month period ended June 30, 2000 was $522,000, or $.24 per diluted share, as compared to $1.42 million, or $.63 per diluted share, for the three-month period ended June 30, 1999. Net income in the 1999 period was favorably impacted by the pretax gain of $2.17 million on sales of the common stock of Elottery, Inc. (see Note 4). Net income for the six-month period ended June 30, 2000 was $9.56 million, or $4.36 per diluted share, as compared to $2.07 million, or $.91 per diluted share, in the same period in 1999. Net income in the 2000 period was favorably impacted by the pretax gain of $13.08 million on sales of the common stock of Elottery, Inc.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the quarter ended June 30, 2000 increased by $862,000, or 58.7%, to $2.33 million from $1.47 million for the quarter ended June 30, 1999. Net interest income for the six months ended June 30, 2000 increased by $871,000, or 24.6%, to $4.42 million from $3.55 million for the six months ended June 30, 1999.

INTEREST INCOME. Interest income for the quarter ended June 30, 2000 increased by $1.20 million, or 51.4%, to $3.54 million from $2.34 million for the quarter ended June 30, 1999. Interest income for the six months ended June 30, 2000 increased by $1.46 million, or 28.1%, to $6.65 million from $5.19 million for the six month ended June 30, 1999.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2000 increased by $339,000, or 39.1%, to $1.21 million from $867,000 for the quarter ended June 30, 1999. Interest expense for the six months ended June 30, 2000 increased by $587,000, or 35.7%, to $2.23 million from $1.65 million for the six months ended June 30, 1999.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, improved to 4.97% for the quarter ended June 30, 2000 from 3.86% for the quarter ended June 30, 1999. Net interest margin declined to 4.79% for the six months ended June 30, 2000 from 4.95% for the six months ended June 30, 1999.

AVERAGE BALANCES, YIELDS AND RATES. Average interest-earning assets totaled $187.7 million and $184.4 for the three and six months ended June 30, 2000, respectively, compared to $151.9 million and $143.4 million, respectively, for the same periods in 1999. The increase in average interest-earning assets in 2000 is due primarily to the increase in the average balances of loans to $67.2 million from $42.8 million in 1999, and the increase in the average balances of investment securities to $84.8 million from $67.2 million in 1999.

The average yield on earning assets was 7.54% and 7.21% for the second quarter and six months of fiscal 2000, respectively, as compared to 6.15% and 7.24%, respectively, for the same periods in fiscal 1999.

Average interest-bearing liabilities increased to $105.5 million and $99.6 million for the second quarter and six months of fiscal 2000, respectively, from $87.7 million and $77.1 million, respectively, for the same periods in 1999. Average yields on interest-bearing liabilities increased to 4.57% and 4.48% for the second quarter and six months of fiscal 2000, respectively, from 3.96% and 4.27%, respectively, for the same periods in 1999.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2000, service fee income was $116,000 and $255,000, respectively, as compared to $128,000 and $413,000, respectively, for the same periods in 1999. Realized gains on sales of marketable securities were $13.08 for the first six months of fiscal 2000 as compared to $2.2 million in 1999.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three-month period ended June 30, 2000 was $1.46 million, of which $355,000 was a non-cash compensation charge in connection with the exercise of stock options, and $2.6 million for the six months of 2000. For the three and six months ended June 30, 1999, non-interest expense was $1.05 million and $2.17 million, respectively.

PROVISION FOR INCOME TAX. The Company recorded income tax expense of $468,000 and $5.6 million, respectively, for the three and six months of fiscal 2000, compared to $1.3 million and $1.9 million, respectively, for the same periods in fiscal 1999. The tax provisions for federal, state and local taxes recorded for the six months of fiscal 2000 and 1999 represent effective tax rates of 36.9% and 47.5%, respectively. Effective tax rates are attributable to the level of net income adjusted for certain tax-preference items.

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


                                                               BERKSHIRE BANCORP INC.
                                                   INTEREST RATE SENSITIVITY GAP AT JUNE 30, 2000
                                                       (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                -------------------------------------------------------------------------------------

                                              3 MONTHS           3 THROUGH          1 THROUGH            OVER
                                              OR LESS            12 MONTHS           3 YEARS            3 YEARS            TOTAL
                                              --------           ---------       -   --------           -------            -----
Federal funds sold                         $   3,250          $      --          $      --          $      --          $    3,250
                                 (Rate)         5.87%                --                 --                 --                5.87%
                                           ---------          ---------          ---------          ---------          ----------
Interest bearing deposits                     12,266                 --                 --                 --              12,266
 in banks                        (Rate)         5.96%                --                 --                 --                5.96%
                                           ---------          ---------          ---------          ---------          ----------
Loans (1)(2)
Adjustable rate loans                         27,832              9,952              4,013              6,232              48,029
                                 (Rate)        10.90%              8.69%              8.91%              8.87%
Fixed rate loans                                  --                598              1,800             22,123              24,521
                                 (Rate)           --%              7.79%              8.53%              8.24%               8.25%
                                           ---------          ---------          ---------          ---------          ----------
Total loans                                   27,832             10,550              5,813             28,355              72,550
Investments (3)(4)                             6,445             25,097             36,605             29,218              97,365
                                 (Rate)         5.47%              6.37%              6.18%              6.16%               6.11%
                                           ---------          ---------          ---------          ---------          ----------
Total rate-sensitive assets                   49,793             35,647             42,418             57,573             185,431
                                           ---------          ---------          ---------          ---------          ----------

Deposit accounts (5)
Savings and NOW                               10,301                 --                 --                 --              10,301
                                 (Rate)         1.78%                                                                        1.78%
Money market                                  34,663                 --                 --                 --              34,663
                                 (Rate)         4.92%                --                 --                 --                4.92%
Time Deposits                                 19,609             14,404              1,723                 --              35,736
                                 (Rate)         5.30%              6.34%              6.70%              0.00%               5.70%
                                           ---------          ---------          ---------          ---------          ----------
Total deposit accounts                        64,573             14,404              1,723                 --              80,700
Repurchase agreements                         21,075                 --                 --                 --              21,075
                                 (Rate)         5.92%                --                 --                 --                5.92%
Other borrowings                                  --                 --                500              1,000               1,500
                                 (Rate)           --                 --               6.04%              5.90%               5.95%
                                           ---------          ---------          ---------          ---------          ----------
Total rate-sensitive liabilities              85,648             14,404              2,223              1,000             103,275
                                           ---------          ---------          ---------          ---------          ----------
Gap (repricing differences)                  (35,855)            21,243             40,195             56,573              82,156
                                           =========          =========          =========          =========          ==========
Cumulative Gap                               (35,855)           (14,612)            25,583             82,156
                                           =========          =========          =========          =========
Cumulative Gap to Total Rate
Sensitive Assets                              (19.33)%            (7.88)%            13.80%             44.32%
                                           =========          =========          =========          =========

-------------

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

PROVISION FOR LOAN LOSSES. The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                                THREE MONTHS ENDED JUNE 30,
                                                               -----------------------------
                                                                  2000             1999
                                                                  ----             ----
Average loans outstanding                                       $ 68,515        $ 44,768
                                                                ========        ========
Allowance at beginning of period                                   1,018             848
Charge-offs:
 Commercial and other loans                                           --              --
 Real estate loans                                                    --              --
                                                                --------        --------
  Total loans charged-off                                             --              --
                                                                --------        --------
Recoveries:
 Commercial and other loans                                           13              16
 Real estate loans                                                    --              --
                                                                --------        --------
  Total loans recovered                                               13              16
                                                                --------        --------
  Net (charge-offs) recoveries                                        13              16
                                                                --------        --------
Provision for loan losses
 charged to operating expenses                                        --              10
                                                                --------        --------

Allowance at end of period                                         1,031             874
                                                                --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                                        .02%            .04%
                                                                ========        ========
Allowance as a percent of total loans                               1.42%           1.85%
                                                                ========        ========
Total loans at end of period                                    $ 72,550        $ 47,235
                                                                ========        ========

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                  2000             1999
                                                                  ----             ----
Average loans outstanding                                       $ 67,243        $ 42,750
                                                                ========        ========
Allowance at beginning of period                                     923             791
Charge-offs:
 Commercial and other loans                                           --               5
 Real estate loans                                                    --              --
                                                                --------        --------
  Total loans charged-off                                             --               5
                                                                --------        --------
Recoveries:
 Commercial and other loans                                          103              63
 Real estate loans                                                    --              --
                                                                --------        --------
  Total loans recovered                                              103              63
                                                                --------        --------
  Net (charge-offs) recoveries                                       103              58
                                                                --------        --------
Provision for loan losses
 charged to operating expenses                                         5              25
                                                                --------        --------

Allowance at end of period                                         1,031             874
                                                                --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                                        .15%            .14%
                                                                ========        ========

Allowance as a percent of total loans                               1.42%           1.85%
                                                                ========        ========
Total loans at end of period                                    $ 72,550        $ 47,235
                                                                ========        ========

LOAN PORTFOLIO.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2000, the Company had total loans of $72.6 million and an allowance for loan losses of approximately $1.03 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                           JUNE 30,             DECEMBER 31,
                                                             2000                   1999
                                                      -------------------    -------------------
                                                           AMOUNT                 AMOUNT
                                                           ------                 ------
                                                                   (in thousands)
Commercial and professional loans                        $  8,972               $  5,358
Secured by real estate                                     63,058                 57,652
Personal                                                      275                  2,345
Other                                                         245                    236
                                                         --------               --------
Total loans                                                72,550                 65,591
Less:
 Allowance for loan losses                                 (1,031)                  (923)
                                                         --------               --------
Loans, net                                               $ 71,519               $ 64,668
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

         At June 30, 2000 and 1999, the Company did not have any non accrual or non performing loans. Loans past due more than 90 days and still accruing interest amounted to $0 and $0 at June 30, 2000 and 1999, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of June 30, 2000 and December 31, 1999 (dollars in thousands):


                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                                  FOR CAPITAL       PROMPT CORRECTIVE
                                                             ACTUAL            ADEQUACY PURPOSES    ACTION PROVISIONS
                                                            -------            -----------------    ------------------
                                                       AMOUNT     RATIO        AMOUNT    RATIO       AMOUNT     RATIO
                                                       ------     -----        ------    -----       ------     -----
JUNE 30, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                              71,920     70.5%         8,157   >8.0%           --      N/A
                                                                                        -
  Bank                                                 15,528     17.6%         7,050   >8.0%        8,112     >10.0%
                                                                                        -                      -
Tier I Capital (to Risk-Weighted Assets)
  Company                                              71,355     69.7%         4,078   >4.0%           --      N/A
                                                                                        -
  Bank                                                 14,497     16.4%         3,245   >4.0%        4,867      >6.0%
                                                                                        -                       -
Tier I Capital (to Average Assets)
  Company                                              71,355     40.2%         7,094   >4.0%           --      N/A
                                                                                        -
  Bank                                                 14,497      8.7%         6,693   >4.0%        8,367      >5.0%
                                                                                        -                       -

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                                  FOR CAPITAL       PROMPT CORRECTIVE
                                                             ACTUAL            ADEQUACY PURPOSES    ACTION PROVISIONS
                                                            -------            -----------------    ------------------
                                                       AMOUNT     RATIO        AMOUNT    RATIO       AMOUNT     RATIO
                                                       ------     -----        ------    -----       ------     -----
DECEMBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                              60,336     59.8%        8,072     >8.0%           --       N/A
                                                                                         -
  Bank                                                 13,745     16.5%        6,668     >8.0%        8,335    >10.0%
                                                                                         -                     -
Tier I Capital (to Risk-Weighted Assets)
  Company                                              59,413     58.9%        4,036     >4.0%           --       N/A
                                                                                         -
  Bank                                                 12,822     15.4%        3,334     >4.0%        5,001     >6.0%
                                                                                         -                      -
Tier I Capital (to Average Assets)
  Company                                              59,413     33.7%        7,019     >4.0%           --       N/A
                                                                                         -
  Bank                                                 12,822      8.8%        5,842     >4.0%        7,302      >5.0%
                                                                                         -                       -


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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At June 30, 2000, Berkshire had cash of $44.1 million and marketable securities of $4.3 million.

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

IMPACT OF THE YEAR 2000 ("Y2K")

         In 1999, the Bank completed an in-depth compliance program to minimize the effect of potential Y2K issues. To date, the Bank has experienced no difficulties related to Y2K.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

       Exhibit
       Number         Description
       ------         -----------

       27             Financial Data Schedule.

b. There were no reports on Form 8-K filed by the Company during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BERKSHIRE BANCORP INC.
                                             ----------------------
                                                  (REGISTRANT)



Date:  August 11, 2000              By:      /s/ Steven Rosenberg
       ---------------                      ---------------------
                                                 STEVEN ROSENBERG
                                                 PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                       Sequential
Number           Description                                  Page Number
------           -----------                                  -----------
27               Financial Data Schedule                           22

                            STATEMENT OF DIFFERENCES

         The greater-than or equal-to sign shall be expressed as .............>
                                                                              -