Form 10-Q
period 2000-09-30
BERKSHIRE BANCORP INC /DE/
filed 2000-11-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2000
                               --------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649
                         -------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                           94-2563513
-------------------------------                 ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 BROADWAY, NEW YORK, NEW YORK                   10038
---------------------------------------           -------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code: (212) 791-5362
                                                    --------------

                                       N/A
                   -------------------------------------------
                   (Former name if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 6, 2000, there were 2,065,552 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
       PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            September 30, 2000 (Unaudited)
            and December 31, 1999                                                                   4

            Consolidated Statements of Income
            For The Three and Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)                                                 5

            Consolidated Statements of Cash Flows
            For The Nine Months Ended
            September 30, 2000 and 1999 (Unaudited)                                                 6

            Notes to Consolidated Financial
            Statements (Unaudited)                                                                  7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                                          15

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk                                                                      20

         PART II   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                       25

Signature                                                                                          26

Index of Exhibits                                                                                  27


                                      BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)
                                                    (UNAUDITED)

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                -------------------------------------------
ASSETS
Cash and due from banks                                                 $     502           $   2,545
Interest bearing deposits                                                  12,510               3,834
Federal funds sold                                                         10,750              13,500
                                                                        ---------           ---------
Total cash and cash equivalents                                            23,762              19,879
Investment Securities:
 Available-for-sale                                                        96,886              84,498
 Held-to-maturity                                                             860               4,999
                                                                        ---------           ---------
Total investment securities                                                97,746              89,497
Loans, net of unearned income                                              74,564              65,591
 Less: allowance for loan losses                                           (1,053)               (923)
                                                                        ---------           ---------
Net loans                                                                  73,511              64,668
Accrued interest receivable                                                 2,050               1,614
Premises and equipment, net                                                   308                 370
Prepaid expenses and other                                                  2,955               4,029
Goodwill, net of amortization of
 $1,206 in 2000 and $730 in 1999                                           11,701              12,073
                                                                        ---------           ---------
Total assets                                                            $ 212,033           $ 192,130
                                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                   $  13,340           $  15,549
 Interest bearing                                                          84,656              88,538
                                                                        ---------           ---------
Total deposits                                                             97,996             104,087
Securities sold under agreements to repurchase                             20,402                  --
Long term borrowings                                                        6,500               1,500
Accrued interest payable                                                      708                 161
Accrued other liabilities                                                     957               1,569
Income taxes payable                                                        2,039               2,741
Deferred tax liability                                                        100               4,002
                                                                        ---------           ---------
Total liabilities                                                         128,702             114,060
                                                                        ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                             --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   September 30, 2000, 2,124,449 shares
   December 31, 1999, 2,127,265 shares                                        256                 256
Additional paid-in capital                                                 78,741              78,570
Accumulated other comprehensive
 (loss) income, net                                                        (1,190)              4,425
Retained earnings (accumulated deficit)                                     8,531              (2,421)
Less: Common stock in treasury - at cost:
 September 30, 2000, 441,646 shares
 December 31, 1999, 438,830 shares                                         (3,007)             (2,760)
                                                                        ---------           ---------
Total stockholders' equity                                                 83,331              78,070
                                                                        ---------           ---------
                                                                        $ 212,033           $ 192,130
                                                                        =========           =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                FOR THE                          FOR THE
                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------------    ----------------------------

                                                        2000              1999             2000           1999
                                                        ----              ----             ----           ----
INTEREST INCOME
Short-term interest-earning assets                    $    196          $    286         $    903       $  1,820
Securities and other investments                         1,733             1,156            4,637          3,081
Loans                                                    1,655             1,018            4,695          2,752
                                                      --------          --------         --------       --------
Total interest income                                    3,584             2,460           10,235          7,653
                                                      --------          --------         --------       --------
INTEREST EXPENSE
Deposits                                                 1,010               594            3,027          2,195
Borrowings                                                 364                23              580             68
                                                      --------          --------         --------       --------
Total interest expense                                   1,374               617            3,607          2,263
                                                      --------          --------         --------       --------
Net interest income                                      2,210             1,843            6,628          5,390
PROVISION FOR LOAN LOSSES                                   10                15               15             40
                                                      --------          --------         --------       --------
Net interest income after
 provision for loan losses                               2,200             1,828            6,613          5,350
                                                      --------          --------         --------       --------
NON-INTEREST INCOME
Investment securities gains                                209             4,688           13,288          6,863
Other income                                               934               164            1,189            577
                                                      --------          --------         --------       --------
Total non-interest income                                1,143             4,852           14,477          7,440
                                                      --------          --------         --------       --------
NON-INTEREST EXPENSE
Salaries and employee benefits                             548               483            1,623          1,402
Net occupancy expense                                      116               115              333            323
Equipment expense                                           26                34               74             91
FDIC assessment                                              7                 3               21              6
Data processing expense                                      5                 5               15             15
Amortization of goodwill                                   159               182              477            547
Other                                                      242               219            1,153            825
                                                      --------          --------         --------       --------
Total non-interest expense                               1,103             1,041            3,696          3,209
                                                      --------          --------         --------       --------
Income before provision for taxes                        2,240             5,639           17,394          9,581
Provision for income taxes                                 638             1,729            6,229          3,603
                                                      --------          --------         --------       --------
Net income                                            $  1,602          $  3,910         $ 11,165       $  5,978
                                                      ========          ========         ========       ========
Net income per share:
 Basic                                                $    .75          $   1.84         $   5.24       $   2.81
                                                      ========          ========         ========       ========
 Diluted                                              $    .75          $   1.73         $   5.13       $   2.64
                                                      ========          ========         ========       ========






                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                        FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                               -----------------------------------------
                                                                                        2000              1999
                                                                                        ----              ----
  Cash flows from operating activities:
Net income                                                                            $ 11,165           $ 5,978
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                                          (13,288)           (6,863)
Depreciation and amortization and other                                                    594               635
Provision for loan losses                                                                   15                40
Non-cash compensation                                                                      355                --
  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                (436)             (685)
 Decrease in prepaid expenses and other                                                  1,434             1,060

 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                          (767)            2,351
                                                                                      --------          --------
 Net cash provided by (used in) operating activities                                      (928)            2,516
                                                                                      --------          --------

  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                             (285)               --
Investment in The Berkshire Bank                                                          (105)          (25,217)
Cash of entity acquired                                                                     --            22,439
Proceeds from sales of investment securities                                            13,288             6,863
Investment securities available for sale
 Purchases                                                                             (54,075)          (55,165)
 Sales                                                                                  36,159            33,597
Net increase in loans                                                                   (8,973)          (11,516)
Acquisition of premises and equipment                                                      (15)             (184)
                                                                                      --------          --------
Net cash (used in) investing activities                                                (14,006)          (29,183)
                                                                                      --------          --------

  Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                                         (2,209)           (5,537)
Net increase (decrease) in interest bearing deposits                                    (3,882)             1,998
Increase in securities sold under agreements to repurchase                              20,402                --
Increase in long term borrowings                                                         5,000                --
Proceeds from exercise of common stock options                                              15                 9
Acquisition of treasury stock                                                             (296)                --
Dividends paid                                                                            (213)             (213)
                                                                                      --------          --------
Net cash provided by (used in) financing activities                                     18,817            (3,743)
                                                                                      --------          --------

  Net increase (decrease) in cash                                                        3,883           (30,410)
  Cash - beginning of period                                                            19,879            65,136
                                                                                      --------           -------
  Cash - end of period                                                                $ 23,762           $34,726
                                                                                      ========           =======
Supplemental cash flow information:
  Cash used to pay interest                                                           $  3,060           $ 3,327
  Cash used to pay taxes                                                              $  6,122           $   340



                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 1. GENERAL

         In December 1998, Berkshire Bancorp Inc., a Delaware corporation (the "Company"), received regulatory approval from the Federal Reserve Bank of New York to become a Bank Holding Company registered under the Bank Holding Company Act of 1956 and to acquire control of The Berkshire Bank ("The Berkshire Bank"), a New York State chartered commercial bank. (See Note 2 of Notes to Consolidated Financial Statements). On December 10, 1999 the Board of Directors of the Company approved a change in the Company's fiscal year from October 31 to December 31. This change was effective December 31, 1999.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999 and the consolidated results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its consolidated cash flows for the nine month periods ended September 30, 2000 and 1999.

NOTE 2. -  ACQUISITIONS

         GSB FINANCIAL CORPORATION. On August 16, 2000, the Company and its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., a Delaware corporation that is the immediate parent of The Berkshire Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with GSB Financial Corporation, a Delaware corporation, which is a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). Under the terms and subject to the conditions set forth in the Agreement, GSB Financial will be merged with and into the Company and Goshen Bank will be merged with and into The Berkshire Bank. In connection with the merger, holders of common stock of GSB Financial will receive, for each share of common stock of GSB Financial held by them, $20.75, or, in the alternative, at their election, 0.6027 shares of the Company's common stock. The stock component of the transaction will represent 50.1% of the total consideration, while the cash component will represent 49.9%, subject to increase in the stock component up to 60% of the total if a higher number of GSB Financial stockholders elect to receive stock. The right of the GSB Financial stockholders to elect to receive stock or cash is subject to allocation procedures if the GSB Financial stockholders electing to receive stock do not represent between 50.1% and 60% of the total GSB Financial shares outstanding.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 2. (CONTINUED)

         The completion of the transaction is subject to the satisfaction of various conditions including the receipt of regulatory approval from the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the New York State Banking Department. Approval by the stockholders of both GSB Financial and the Company will also be required. The transaction is expected to close in the first quarter of 2001.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

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

                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 ------------------------------------------------------
                                                      Income            Shares               Per share
                                                    (numerator)     (denominator)             amount
                                                 ---------------    -------------          ------------
Basic earnings per share
 Net income available to
  common stockholders                               $  1,602               2,124               $  .75
Effect of dilutive securities
 Options                                                  --                   1                  .00
                                                    --------             -------               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                               $  1,602               2,125               $  .75
                                                    ========             =======               ======



                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 ------------------------------------------------------
                                                      Income            Shares               Per share
                                                    (numerator)     (denominator)              amount
                                                 ---------------    -------------          ------------
Basic earnings per share
 Net income available to
  common stockholders                               $ 11,165               2,131               $ 5.24
Effect of dilutive securities
 Options                                                  --                  45                 (.11)
                                                    --------             -------               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                               $ 11,165               2,176               $ 5.13
                                                    ========             =======               ======


         Options to purchase 43,875 shares of common stock for $38.00 per share were outstanding during the three and nine month periods ended September 30, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3. (Continued)

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        -------------------------------------------------------
                                                            Income              Shares               Per share
                                                          (numerator)       (denominator)              amount
                                                        ---------------    ----------------       -------------
Basic earnings per share
 Net income available to
  common stockholders                                       $  3,910                   2,125            $  1.84
Effect of dilutive securities
 Options                                                          --                     135               (.11)
                                                            --------                 -------           --------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                       $  3,910                   2,260            $  1.73
                                                            ========                 =======            =======




                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        -------------------------------------------------------------------
                                                            Income            Shares               Per share
                                                          (numerator)      (denominator)             amount
                                                        ---------------    ----------------       -------------
Basic earnings per share
 Net income available to
  common stockholders                                       $  5,978                   2,127            $  2.81
Effect of dilutive securities
 Options                                                          --                     137               (.17)
                                                            --------                 -------           --------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                       $  5,978                   2,264            $  2.64
                                                            ========                 =======            =======

                                      BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 2000 AND 1999

NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2000 and December 31, 1999:

                                                              SEPTEMBER 30, 2000
                                     ----------------------------------------------------------------------
                                                               GROSS              GROSS
                                          AMORTIZED          UNREALIZED         UNREALIZED           FAIR
                                             COST              GAINS             LOSSES             VALUE
                                     -----------------    ---------------     ---------------     ---------
                                                                    (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies                   $   362           $    --            $    (2)           $   360
Corporate notes                                498                 1                 --                499
                                           -------           -------            -------            -------
 Totals                                    $   860           $     1            $    (2)           $   859
                                           =======           =======            =======            =======

                                                               DECEMBER 31, 1999
                                     ----------------------------------------------------------------------
                                                                GROSS              GROSS
                                        AMORTIZED             UNREALIZED         UNREALIZED          FAIR
                                          COST                  GAINS             LOSSES             VALUE
                                     -----------------    ---------------     ---------------     ---------
                                                                    (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies                   $   522           $    --            $    --            $   522
Corporate notes                              4,477                --                 (1)             4,476
                                           -------           -------            -------            -------
 Totals                                    $ 4,999           $    --            $    (1)           $ 4,998
                                           =======           =======            =======            =======



                                                                SEPTEMBER 30, 2000
                                     ---------------------------------------------------------------------
                                                                GROSS               GROSS
                                       AMORTIZED              UNREALIZED          UNREALIZED       FAIR
                                         COST                   GAINS              LOSSES          VALUE
                                     -----------------    ---------------     --------------     ---------
                                                                     (In thousands)

AVAILABLE-FOR-SALE
INVESTMENT SECURITIES
U.S. Treasury and U.S.
Government Agencies                       $88,254            $--                 $  (792)          $87,462
Mortgage-backed
 securities                                 3,344             --                     (46)            3,298
Marketable equity
 securities and other                       6,236             220                   (330)            6,126
                                          -------            ----                -------           -------
 Totals                                   $97,834            $220                $(1,168)          $96,886
                                          =======            ====                =======           =======

                                      BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 2000 AND 1999

NOTE 4. (CONTINUED)

                                                                   DECEMBER 31, 1999
                                         -----------------------------------------------------------------------
                                                                 GROSS             GROSS
                                         AMORTIZED             UNREALIZED        UNREALIZED            FAIR
                                           COST                  GAINS             LOSSES              VALUE
                                         ----------           ------------      ------------        ------------
                                                                     (In thousands)
AVAILABLE-FOR-SALE
INVESTMENT SECURITIES
U.S. Treasury and
 U.S. Government Agencies                $65,907             $   --             $(1,161)             $64,746
Mortgage-backed
 securities                                4,571                 --                 (75)               4,496
Marketable equity
 securities and other                      6,060              9,745                (549)              15,256
                                         -------             ------             -------              -------

 Totals                                  $76,538             $9,745             $(1,785)             $84,498
                                         =======             ======             =======              =======


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

         At September 30, 2000, the Company owned 130,000 shares of Elottery Common Stock which have been classified as available-for-sale securities. The unrealized gain of approximately $211,000, net of deferred taxes of approximately $85,000 has been recorded as a component of other accumulated comprehensive income.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5. LOAN PORTFOLIO

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                        SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                    ---------------------------------------------------
                                                                % OF                            % OF
                                                      AMOUNT    TOTAL                 AMOUNT   TOTAL
                                                      ------    -----                 ------   -----
Commercial and professional loans                   $  8,230     11.0%              $  5,358      8.2%
Secured by real estate                                65,777     88.2                 57,652     87.9
Personal                                                 267      0.4                  2,345      3.6
Other                                                    290      0.4                    236      0.3
                                                    --------    -----               --------    -----
Total loans                                           74,564    100.0%                65,591    100.0%
                                                                =====                           =====
Less:
 Allowance for loan
 losses                                               (1,053)                           (923)
                                                    --------                        --------

Loans, net                                          $ 73,511                        $ 64,668
                                                    ========                        ========



NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                                     SEPTEMBER 30, 2000                DECEMBER 31, 1999
                                 -------------------------------------------------------------
                                    AVERAGE     AVERAGE                   AVERAGE     AVERAGE
                                    AMOUNT       YIELD                    AMOUNT       YIELD
                                                    (Dollars in thousands)
Demand deposits                     $ 15,032      --                    $17,485         --
NOW and money market                  50,273    3.89%                    48,515        3.19%
Savings deposits                       4,540    3.08                      4,721        2.58
Time deposits                         34,243    5.52                     21,714        5.55
                                    --------    ----                    -------        ----
Total deposits                      $104,088    3.83%                   $92,435        3.11%
                                    ========    ====                    =======        ====



(1) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

                                       BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             SEPTEMBER 30, 2000 AND 1999

NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                                      FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2000                            SEPTEMBER 30, 1999
                                     --------------------------------------------    ----------------------------------------
                                                          Tax                                           Tax
                                       Before tax      (expense)      Net of tax     Before tax      (expense)     Net of tax
                                         amount         benefit         amount         amount         benefit        amount
                                     -------------   ------------    ------------    ----------    ------------   -----------
                                                                            (In thousands)
Unrealized gains on
 investment securities:

  Unrealized holding losses             $(15,272)      $ 6,109        $(9,163)       $(1,238)       $   495       $ (743)
   arising during period

  Less reclassification                   13,288        (5,315)         7,973          6,863         (2,745)       4,118
   adjustment for gains                 --------       -------        -------        -------        -------       ------
   realized in net income

Other comprehensive                     $ (1,984)      $   794        $(1,190)       $ 5,625        $(2,250)      $3,375
 loss, net                              ========       =======        =======        =======        =======       ======



NOTE 8. TAXES

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

         On July 18, 2000, the Company was notified that all remaining issues covered by the Tax Sharing Agreement had been resolved. Based upon the information available and after consultation with its tax advisors, the Company has reversed approximately $808,000 of reserves deemed no longer necessary.

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 ("SFAS No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" an amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133. The Company has reviewed the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 and does not anticipate these statements having a material affect on the Company's financial position or results of operations.

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

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------------------
                                                             2000                                        1999
                                           ------------------------------------      -----------------------------------------
                                                          INTEREST                                INTEREST
                                           AVERAGE          AND        AVERAGE       AVERAGE         AND         AVERAGE
                                           BALANCE       DIVIDENDS   YIELD/RATE      BALANCE      DIVIDENDS     YIELD/RATE
                                           -------       ---------   ----------      -------     ---------      ----------
                                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                  $ 72,242       $1,655       9.16%        $ 49,136       $ 1,018           8.29%
Investment securities                        97,992        1,733       7.07           79,735         1,156           5.80
Other (2)(5)                                 18,856          196       4.16           24,559           286           4.66
                                           --------       ------       ----         --------        ------           ----
Total interest-earning assets               189,090        3,584       7.58          153,430         2,460           6.41
                                                                       ----                                          ----
Noninterest-earning assets                   17,958                                   29,673
                                           --------                                 --------
Total Assets                                207,048                                  183,103
                                           ========                                 ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    40,661          368       3.62%          53,431           413           3.09%
Time deposits                                42,235          642       6.08           26,203           181           2.76
Other borrowings                             23,923          364       6.09            1,500            23           6.13
                                           --------       ------       ----         --------        ------           ----
Total interest-bearing
 liabilities                                106,819        1,374       5.15           81,134           617           3.04
                                                          ------       ----                         ------           ----

Demand deposits                              13,587                                   17,318
Noninterest-bearing liabilities               4,115                                    9,721
Stockholders' equity                         82,527                                   74,930
                                           --------                                 --------
Total liabilities and
 stockholders' equity                       207,048                                  183,103
                                           ========                                 ========
Net interest income                                        2,210                                     1,843
                                                          ======                                     =====

Interest-rate spread (3)                                               2.43%                                         3.37%
                                                                       ====                                          ====

Net interest margin (4)                                                4.68%                                         4.80%
                                                                       ====                                          ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                           1.77                                     1.89
                                            =======                                  =======

----------------------
(1)    Includes nonaccrual loans.

(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4) Net interest margin is net interest income as a percentage of average interest-earning assets.

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------
                                                            2000                              1999
                                            --------------------------------    ------------------------------------
                                                        INTEREST                             INTEREST
                                            AVERAGE       AND       AVERAGE        AVERAGE      AND        AVERAGE
                                            BALANCE     DIVIDENDS  YIELD/RATE      BALANCE   DIVIDENDS    YIELD/RATE
                                            -------     ---------  ----------      -------   ---------    ----------
                                                                   (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                  $ 68,922    $    903        1.75%   $ 45,298      $1,820        5.36%
Investment securities                        89,257       4,637        6.93      72,123       3,087        5.70
Other (2)(5)                                 26,755       4,695       23.40      30,163       2,752       12.17
                                           --------    --------       -----     -------      ------       -----
Total interest-earning assets               184,934      10,235        7.38     147,584       7,653        6.91
                                                                      -----                               -----
Noninterest-earning assets                   19,586                              29,231
                                           --------                             -------
Total Assets                                204,520                             176,815
                                           ========                             =======

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    54,813       1,573       3.83%      54,831       1,281        3.12%
Time deposits                                34,243       1,454        5.66      22,174         914        5.50
Other borrowings                             13,035         580        5.93       1,519          68        5.97
                                           --------    --------       -----     -------      ------       -----
Total interest-bearing
 liabilities                                102,091       3,607        4.71      78,524       2,263        3.84
                                                       --------       -----                  ------       -----

Demand deposits                              15,033                              16,937
Noninterest-bearing liabilities               6,328                               7,866
Stockholders' equity                         81,068                              73,488
                                           --------                             -------

Total liabilities and
 stockholders' equity                       204,520                             176,815
                                            =======                             =======

Net interest income                                       6,628                               5,390
                                                       ========                              ======

Interest-rate spread (3)                                               2.67                                3.07
                                                                      =====                               =====

Net interest margin (4)                                                4.78%                               4.87%
                                                                      =====                               ======

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                           1.81                                1.88
                                            =======                             =======

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

GENERAL

         On January 4, 1999, the Company, through its wholly owned subsidiary, Greater American Finance Group, Inc. ("GAFG"), acquired approximately 99% of the outstanding shares of the common stock of The Berkshire Bank (the "Berkshire Bank" or the "Bank") for $25.2 million (see Note 2). At the date of the acquisition, the Bank had total assets of $119.4 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations for the three and nine months ended September 30, 2000 and 1999 include operations of the Berkshire Bank.

NET INCOME. Net income for the three-month period ended September 30, 2000 was $1.60 million, or $.75 per diluted share, as compared to $3.91 million, or $1.73 per diluted share, for the three-month period ended September 30, 1999. Net income in the 1999 period was favorably impacted by the pretax gain of $4.69 million on sales of the common stock of Elottery, Inc. (see Note 4). Net income for the nine-month period ended September 30, 2000 was $11.17 million, or $5.13 per diluted share, as compared to $5.98 million, or $2.64 per diluted share, in the same period in 1999. Net income in the 2000 period was favorably impacted by the pretax gain of $13.29 million on sales of the common stock of Elottery, Inc. and the gain of approximately $808,000 as a result of the successful settlement of certain prior year franchise tax issues (see Note 8).

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income for the quarter ended September 30, 2000 increased by $367,000, or 19.9%, to $2.21 million from $1.84 million for the quarter ended September 30, 1999. Net interest income for the nine months ended September 30, 2000 increased by $1.24 million, or 23.0%, to $6.63 million from $5.39 million for the nine months ended September 30, 1999.

INTEREST INCOME. Interest income for the quarter ended September 30, 2000 increased by $1.12 million, or 45.7%, to $3.58 million from $2.46 million for the quarter ended September 30, 1999. Interest income for the nine months ended September 30, 2000 increased by $2.58 million, or 33.7%, to $10.24 million from $7.65 million for the nine month ended September 30, 1999.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2000 increased by $757,000, or 122.7%, to $1.37 million from $617,000 for the quarter ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 increased by $1.34 million, or 59.4%, to $3.61 million from $2.26 million for the nine months ended September 30, 1999.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 4.68% for the quarter ended September 30, 2000 from 4.80% for the quarter ended September 30, 1999. Net interest margin declined to 4.78% for the nine months ended September 30, 2000 from 4.87% for the nine months ended September 30, 1999. The decline in net interest margin in the three and nine months of fiscal 2000 is due to the increase in the average amounts and average rates paid on interest-bearing liabilities, primarily time deposits and other borrowings, partially offset by the increase in the average amounts and average yields earned on interest-earning assets.

AVERAGE BALANCES, YIELDS AND RATES. Average interest-earning assets totaled $189.09 million and $184.93 million for the three and nine months ended September 30, 2000, respectively, compared to $153.43 million and $147.58 million, respectively, for the same periods in 1999. The increase in average interest-earning assets in 2000 is due primarily to the increase in the average balances of loans to $68.92 million from $45.30 million in 1999, and the increase in the average balances of investment securities to $89.26 million from $72.12 million in 1999.

The average yield on earning assets was 7.58% and 7.38% for the third quarter and nine months of fiscal 2000, respectively, as compared to 6.41% and 6.91%, respectively, for the same periods in fiscal 1999.

Average interest-bearing liabilities increased to $106.82 million and $102.09 million for the third quarter and nine months of fiscal 2000, respectively, from $81.13 million and $78.52 million, respectively, for the same periods in 1999. Average yields on interest-bearing liabilities increased to 5.15% and 4.71% for the third quarter and nine months of fiscal 2000, respectively, from 3.04% and 3.84%, respectively, for the same periods in 1999.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2000, service fee income was $126,000 and $381,000, respectively, as compared to $164,000 and $577,000, respectively, for the same periods in 1999. Realized gains on sales of marketable securities were $13.29 million for the first nine months of fiscal 2000 as compared to $6.86 million in 1999. Non-interest income for the three and nine months of fiscal 2000 includes a one time gain of approximately $808,000 as a result of the successful settlement of certain prior year franchise tax issues.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine month periods ended September 30, 2000 was $1.10 million and $3.70 million, respectively, as compared to $1.04 million and $3.21 million, respectively, for the three and nine months ended September 30, 1999. Non-interest expense in 2000 includes a $355,000 non-cash compensation charge in connection with the exercise of stock options.

PROVISION FOR INCOME TAX. The Company recorded income tax expense of $638,000 and $6.23 million, respectively, for the three and nine months of fiscal 2000, compared to $1.73 million and $3.60 million, respectively, for the same periods in fiscal 1999. The tax provisions for federal, state and local taxes recorded for the nine months of fiscal 2000 and 1999 represent effective tax rates of 35.8% and 37.6%, respectively. Effective tax rates are attributable to the level of net income adjusted for certain tax-preference items.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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


                                                                  BERKSHIRE BANCORP INC.
                                                  INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 2000
                                                         (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                      -----------------------------------------------------------------------------------
                                           3 MONTHS        3 THROUGH        1 THROUGH            OVER
                                           OR LESS         12 MONTHS         3 YEARS           3 YEARS           TOTAL
                                           --------        ---------        ---------          -------           -----
Federal funds sold                        $  10,750        $      --        $      --         $      --        $   10,750
                                 (Rate)        6.59%              --               --                --              6.59%
                                          ---------        ---------        ---------         ---------        ----------
Interest bearing deposits                    12,510               --               --                --            12,510
 in banks
                                 (Rate)        5.96%              --               --                --              5.96%
                                          ---------        ---------        ---------         ---------        ----------
Loans (1)(2)
Adjustable rate loans                        34,940            3,984           10,180             8,744            57,848
                                 (Rate)        9.73%            8.82%            8.98%             8.97%
Fixed rate loans                                 45              589            3,218            12,864            16,716
                                 (Rate)        9.90%            7.78%            8.36%             7.73%             7.86%
                                          ---------        ---------        ---------         ---------        ----------
Total loans                                  34,985            4,573           13,398            21,608            74,564
Investments (3)(4)                           14,416           16,142           36,851            29,165            96,574
                                 (Rate)        7.35%            5.99%            7.05%             6.92%             6.88%
                                          ---------        ---------        ---------         ---------        ----------
Total rate-sensitive assets                  72,661           20,715           50,249            50,773           194,398
                                          ---------        ---------        ---------         ---------        ----------

Deposit accounts (5)
Savings and NOW                              10,107               --               --                --            10,107
                                 (Rate)        2.02%                                                                 2.02%
Money market                                 24,152               --               --                --            24,152
                                 (Rate)        4.04%              --               --                --              4.04%
Time Deposits                                18,894           29,640            1,863                --            50,397
                                 (Rate)        5.45%            6.68%            5.69%               --%             6.18%
                                          ---------        ---------        ---------         ---------        ----------
Total deposit accounts                       53,153           29,640            1,863                --            84,656
Repurchase agreements                        20,402               --               --                --            20,402
                                 (Rate)        5.98%              --               --                --              5.98%
Other borrowings                              5,000               --              500             1,000             6,500
                                 (Rate)        6.61%              --             6.09%             5.90%             6.46%
                                          ---------        ---------        ---------         ---------        ----------
Total rate-sensitive liabilities             78,555           29,640            2,363             1,000           111,558
                                          ---------        ---------        ---------         ---------        ----------
Gap (repricing differences)                  (5,894)          (8,925)          47,886            49,773            82,840
                                          =========        =========        =========         =========        ==========
Cumulative Gap                               (5,894)         (14,819)          33,067            82,840
                                          =========        =========        =========         =========
Cumulative Gap to Total Rate
Sensitive Assets                              (3.03)%          (7.62)%          17.01%            42.61%
                                          =========        =========        =========         =========



----------------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.

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

PROVISION FOR LOAN LOSSES. The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------     --------------------------
                                                   2000           1999             2000            1999
                                                   ----           ----             ----            ----
Average loans outstanding                        $72,242         $49,136         $68,927         $45,298
                                                 =======         =======         =======         =======
Allowance at beginning
 of period                                         1,031             874             923             791
Charge-offs:
 Commercial and other loans                           --              --              --              --
 Real estate loans                                    --              --              --              --
                                                 -------         -------         -------         -------
 Total loans charged-off                              --              --              --              --
                                                 -------         -------         -------         -------
Recoveries:
 Commercial and other loans                           12               4             115              62
 Real estate loans                                    --              --              --              --
                                                 -------         -------         -------         -------
  Total loans recovered                               12               4             115              62
                                                 -------         -------         -------         -------
  Net (charge-offs) recoveries                        12               4             115              62
                                                 -------         -------         -------         -------
Provision for loan losses
 charged to operating expenses                        10              15              15              40
                                                 -------         -------         -------         -------
Allowance at end of period                         1,053             893           1,053             893
                                                 -------         -------         -------         -------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                                   .02%            .01%            .17%            .14%
                                                 =======         =======         =======         =======
Allowance as a percent
 of total loans                                     1.43%           1.74%           1.43%           1.74%
                                                 =======         =======         =======         =======
Total loans at end of period                     $73,511         $51,373         $73,511         $51,373
                                                 =======         =======         =======         =======


LOAN PORTFOLIO.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2000, the Company had total loans of $73.5 million and an allowance for loan losses of approximately $1.05 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                         SEPTEMBER 30,           DECEMBER 31,
                                                              2000                   1999
                                                       -----------------      -----------------
                                                             AMOUNT                 AMOUNT
                                                             ------                 ------
                                                                    (in thousands)
Commercial and professional loans                        $  8,230               $  5,358
Secured by real estate                                     65,777                 57,652
Personal                                                      267                  2,345
Other                                                         290                    236
                                                         --------               --------
Total loans                                                74,564                 65,591
Less:
 Allowance for loan losses                                 (1,053)                  (923)
                                                         --------               --------
Loans, net                                               $ 73,511               $ 64,668
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

         At September 30, 2000 and 1999, the Company had $0 and $121,000, respectively, of non accrual or non performing loans. Loans past due more than 90 days and still accruing interest amounted to $0 and $0 at September 30, 2000 and 1999, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

         The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of September 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                          FOR CAPITAL          PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES       ACTION PROVISIONS
                                                          ------        -----------------      -------------------
                                                         AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                         ------     -----     ------    -----      ------     -----
September 30, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                                 73,873    77.7%       7,609  >=8.0%           --      N/A
  Bank                                                    15,893     17.1       7,427  >=8.0%        9,284  >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 72,820    76.6%       3,805  >=4.0%           --      N/A
  Bank                                                    14,840    16.0%       3,714  >=4.0%        5,570   >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 72,820    37.0%       7,869  >=4.0%           --      N/A
  Bank                                                    14,840     8.8%       6,713  >=4.0%        8,391   >=5.0%




                                                                                                   TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                          FOR CAPITAL          PROMPT CORRECTIVE
                                                          ACTUAL        ADEQUACY PURPOSES       ACTION PROVISIONS
                                                          ------        -----------------      -------------------
                                                         AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                         ------     -----     ------    -----      ------     -----
December 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                                 60,336    59.8%       8,072  >=8.0%           --      N/A
  Bank                                                    13,745    16.5%       6,668  >=8.0%        8,335  >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 59,413    58.9%       4,036  >=4.0%           --      N/A
  Bank                                                    12,822    15.4%       3,334  >=4.0%        5,001   >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 59,413    33.7%       7,019  >=4.0%           --      N/A
  Bank                                                    12,822     8.8%       5,842  >=4.0%        7,302   >=5.0%



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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At September 30, 2000, Berkshire had cash of $44.3 million and marketable securities of $4.1 million.

         As more fully describe in Note 2, the Company has entered into an Agreement and Plan of Reorganization with GSB Financial Corporation ("GSB Financial") and its wholly-owned subsidiary, Goshen Savings Bank pursuant to which GSB Financial will be merged with and into the Company and Goshen Bank will be merged with and into The Berkshire Bank. In connection with the merger, holders of common stock of GSB Financial will receive, for each share of common stock of GSB Financial held by them, $20.75, or , in the alternative, at their election, 0.6027 shares of the Company's common stock. The stock component of the transaction will represent 50.1% of the total consideration, while the cash component will represent 49.9%, subject to increase in the stock component up to 60% of the total if a higher number of GSB Financial stockholders elect to receive stock. Depending upon the election of the GSB Financial stockholders, the Company may utilize between $15.70 million and $19.59 million of its available cash to fund the cash component of the transaction.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's financial statements measure financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. The assets and liabilities of the Company are largely monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation . In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services. However, in general, high inflation rates are accompanied by higher interest rates, and vice versa.

IMPACT OF THE YEAR 2000 ("Y2K")

         In 1999, the Bank completed an in-depth compliance program to minimize the effect of potential Y2K issues. To date, the Bank has experienced no difficulties related to Y2K.


PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit
         Number       Description

         27           Financial Data Schedule.

b. The Company filed a Current Report on Form 8-K dated August 16,2000 which sets forth information in connection with the Acquisition of GSB Financial Corporation and its wholly-owned subsidiary, Goshen Savings Bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BERKSHIRE BANCORP INC.
                                                        (REGISTRANT)



Date: November 10, 2000
                                                     By: /s/ Steven Rosenberg
                                                         ----------------------
                                                         STEVEN ROSENBERG
                                                         PRESIDENT AND CHIEF
                                                         FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit                                                        Sequential
Number      Description                                        Page Number
------      -----------                                        -----------
27          Financial Data Schedule                              28




                            STATEMENT OF DIFFERENCES

  The greater-than-or-equal-to sign shall be expressed as .............>=