Form 10-K405/A
period 1999-12-31
BERKSHIRE BANCORP INC /DE/
filed 2001-01-17
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1999 to December 31, 1999
                               ----------------    -----------------

                         Commission File Number 0-13649
                             BERKSHIRE BANCORP INC.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                      94-2563513
  (State or other jurisdiction of                       (I.R.S. employer
   incorporation or organization)                       identification number)

   160 BROADWAY, NEW YORK, NEW YORK                          10038
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the transition period from November 1, 1999 to December 31, 1999, as set forth in the pages attached hereto:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Company's historic financial statements included in this Form 10-K for the twelve months ended October 31, 1999 do not include the operations of the Bank for the period from November 1, 1998 through January 3, 1999. However, to ensure comparability with prior year periods, the income statement data discussed for the twelve months ended October 31, 1999 are based upon pro forma data for the Company after the acquisition of the Bank, and the Company during fiscal 1999 prior to the acquisition. Pro forma information as of and for the fiscal years ended October 31, 1998 and 1997 has been provided for comparison purposes.

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


                                                              TWELVE MONTHS ENDED
                                                                   OCTOBER 31,
                                                 --------------------------------------------
                                                      1999          1998          1997
                                                    -----------  -----------   ------------
                                                 (Dollars in thousands, except per share amounts)
Earnings Summary:
Interest income                                      $   9,515    $   9,392    $   6,076
Interest expense                                         2,964        3,642        3,836
                                                     ---------    ---------    ---------
Net interest income                                      6,551        5,750        2,240
Provision for possible loan losses                          45           60           60
                                                     ---------    ---------    ---------
Net interest income after provision
 for possible loan losses                                6,506        5,690        2,180
Other income (loss)                                      8,355       39,311       17,336
Other expenses                                          (4,156)       4,474        4,214
                                                     ---------    ---------    ---------
Income (loss) before income taxes
 and extraordinary items                                10,705       40,527       15,302
Income taxes                                             4,844        3,258          145
                                                     ---------    ---------    ---------
Income (loss) before extraordinary items                 5,861       37,269       15,157
Extraordinary items                                       --            150         --
                                                     ---------    ---------    ---------
Net income (loss)                                    $   5,861    $  37,119    $  15,157
                                                     =========    =========    =========
Per Share Data:
Weighted average common shares outstanding-basic         2,126        2,126        2,147
Weighted average common shares outstanding-diluted       2,261        2,258        2,244
Net income per common share- basic                   $    2.76    $   17.46    $    7.06
Net income per common share- diluted                 $    2.59    $   16.44    $    6.75
Dividends paid per common share                      $     .32    $     .72    $    --

Balance Sheet Summary:
Investment securities                                $  82,876    $  50,785    $  75,696
Cash and cash equivalents                               23,829       47,472       18,816
Loans, net                                              59,652       38,994       36,992
Allowance for loan losses                                 (905)        (803)        (723)
Total assets                                           183,148      155,388      152,961
Deposits                                               102,318       86,232       89,469
Stockholder's equity                                 $  72,586    $  64,958    $  60,176

Performance Ratios:
Return on average assets                                 3.3 %       23.9 %        9.9 %
Return on average equity                                 8.4 %       57.4 %       25.2 %
Average equity to average assets                        39.6 %       41.1 %       39.3 %
Net Interest Margin                                      4.4 %        3.9 %        2.3 %

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

         The Company's average balances, interest, and average yields are set forth on the following tables (in thousands, except percentages):


                                              TWO MONTHS ENDED                     TWELVE MONTHS ENDED
                                            DECEMBER 31, 1999 (6)                  OCTOBER 31, 1999 (7)
                                       ----------------------------------      ---------------------------------
                                                      INTEREST    AVERAGE                    INTEREST    AVERAGE
                                        AVERAGE          AND       YIELD/        AVERAGE        AND       YIELD/
                                        BALANCE       DIVIDENDS    RATE          BALANCE     DIVIDENDS    RATE
                                        -------       ---------    -----         -------     ---------    -----
INTEREST-EARNING ASSETS:
Loans (1)                               $  61,691     $   892       8.68%     $  44,893   $  3,623         8.07%
Investment securities                      77,149         767       5.97         66,352      3,760         5.67
Other (2)(5)                               20,299         184       5.44         38,573      2,132         5.53
                                        ---------     -------       ----      ---------   --------         ----
Total interest-earning assets             159,139       1,843       6.95        149,818      9,515         6.35
                                                                    ----                                   ----
Noninterest-earning assets                 52,256                                45,340
                                        ---------                             ---------
Total Assets                            $ 211,395                             $ 195,158
                                        =========                             =========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  52,659         292       3.33         53,236      1,669         3.14
Time deposits                              32,257         245       4.56         21,714      1,205         5.55
Other borrowings                            1,500          16       6.40          1,514         90         5.94
                                         ---------     ------       ----       --------    -------         ----
Total interest-bearing                     86,416         553       3.84         76,464      2,964         3.88
  liabilities                                          ------       ----                  -------          ----
Demand deposits                            15,953                                17,485
Noninterest-bearing liabilities             7,863                                 6,994
Stockholders' equity (5)                  101,163                                94,215
                                        ---------                             ---------
Total liabilities and
  stockholders' equity                   $211,395                              $195,158
                                        =========                              ========
Net interest income                                   $ 1,290                             $  6,551
                                                      =======                             ========
Interest-rate spread (3)                                            3.11%                                  2.47%
                                                                    ====                                   ====
Net interest margin (4)                                             4.86%                                  4.37%
                                                                    ====                                   ====
Ratio of average interest-earning
assets to average interest bearing
liabilities                                184.15%                               195.93%
                                           ======                                ======


---------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.
(6) The yields and rates were calculated by annualizing the interest for the two months ended December 31, 1999.
(7) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


                                                      TWELVE MONTHS ENDED
                                                      OCTOBER 31, 1998 (6)
                                                      --------------------
                                                              INTEREST     AVERAGE
                                                AVERAGE          AND       YIELD/
                                                BALANCE       DIVIDENDS     RATE
                                                -------       ---------     ----
   INTEREST-EARNING ASSETS:
   Loans (1)                                   $ 39,085         $3,325        8.51%
   Investment securities                         45,569          2,713        5.95
   Other (2)(5)                                  61,051          3,354        5.49
                                               --------         ------        ----
   Total interest-earning assets                145,705          9,392        6.45
                                                                              ----
   Noninterest-earning assets                    18,222
                                               --------
   Total Assets                                $163,927
                                               ========
   INTEREST-BEARING LIABILITIES:
   Interest bearing deposits                     58,273          2,320        3.98
   Time deposits                                 25,203          1,299        5.15
   Other borrowings                                 382             23        6.02
                                               --------        -------       -----
   Total interest-bearing
     liabilities                                 83,858          3,642        4.34
                                                               -------
   Demand deposits                               13,144
   Noninterest-bearing liabilities                2,623
   Stockholders' equity (5)                      64,302
                                               --------
   Total liabilities and
     stockholders' equity                      $163,927
                                               ========
   Net interest income                                          $5,750
                                                                ======
   Interest-rate spread (3)                                                   2.11%
                                                                             =====
   Net interest margin (4)                                                    3.95%
                                                                             =====
   Ratio of average interest-earning
   assets to average interest bearing
   liabilities                                   173.75%
                                               ========

---------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liability.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.
(6) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

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


                                                  TWO MONTHS ENDED DECEMBER 31, 1999(1)
                                                                 VERSUS
                                                  TWELVE MONTHS ENDED OCTOBER 31, 1999
                                                       INCREASE (DECREASE) DUE TO
                                           ------------------------------------------------

                                                RATE            VOLUME             TOTAL
                                           --------------  ---------------      -----------
Interest-earning assets:
 Loans                                         $ 289           $ 1,440             $ 1,729
 Investment securities                           206               636                 842
 Other                                           (34)             (994)             (1,028)
                                               -----           -------             -------
Total                                            461             1,082               1,543
                                               -----           -------             -------

Interest-bearing liabilities:
Deposit accounts:

 Interest bearing deposits                       101               (18)                 83
 Time deposits                                  (154)              419                 265
 Other borrowings                                  7                (1)                  6
                                               -----           -------             -------
Total                                            (46)              400                 354
                                               -----           -------             -------

Net interest income                            $ 507           $   682             $ 1,189
                                               =====           =======             =======

(1) Interest income and expense for the two months ended December 31, 1999 were annualized to prepare the rate/volume analysis to properly reflect the changes in volume and rate that occurred during the period.

                                                               PROFORMA
                                                    TWELVE MONTHS ENDED OCTOBER 31,
                                                           1999 VERSUS 1998
                                                      INCREASE (DECREASE) DUE TO
                                             ----------------------------------------------
                                               RATE             VOLUME             TOTAL
                                             -------------   ---------------      ---------
Interest-earning assets:
 Loans                                        $  (34)          $   332             $   298
 Investment securities                           (15)            1,062               1,047
 Other                                             2            (1,224)             (1,222)
                                              ------           -------              ------
Total                                            (47)              170                 123
                                              ------           -------              ------
Interest-bearing liabilities:
Deposit accounts:
 Interest bearing deposits                      (128)             (523)               (651)
 Time deposits                                    (5)              (89)                (94)
 Other borrowings                                --                 67                  67
                                              ------           -------              ------
Total                                           (133)             (545)               (678)
                                              ------           -------              ------

Net interest income                           $   86           $   715             $   801
                                              ======           =======             =======

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

PROVISION FOR LOAN LOSSES

         The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management determines the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for loan watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of December 31, 1999.

         Loans on the loan watch list may also be impaired loans, which are defined as non-accrual loans or troubled debt restructurings, which are not in compliance with their restructured terms. Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for loan watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list. Loan watch list loans are managed and monitored by assigned Senior Management.

         The allowance based on historical trends uses charge-off experience of the Company to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses which is based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, which are subject to guarantee, by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

         The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision.

         Since all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

         A loan is placed in a non-accrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

         Management believes that the allowance for loan losses and non-performing loans remained safely within acceptable levels.

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                   DECEMBER 31, 1999
                                  --------------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN        PERCENT OF         PERCENT OF
                                      LOSSES          ALLOWANCE         TOTAL LOANS
                                 ----------------   ----------------   -------------
         Commercial and               $ 105             11.4%             0.16%
          professional loans
         Secured by real estate         620             67.2              0.94
         Personal and other              27              2.9              0.05
         General allowance (1)          171             18.5              0.26
                                      -----            -----             -----
         Total allowance
          for loan losses             $ 923            100.0%             1.41%
                                      =====            =====              ====

--------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                           OCTOBER 31, 1999(2)
                                             -----------------------------------------------------
                                                ALLOWANCE
                                                FOR LOAN        PERCENT OF         PERCENT OF
                                                 LOSSES         ALLOWANCE          TOTAL LOANS
                                             ----------------   ----------------   ---------------
      Commercial and
       professional loans                          $ 69            7.6%               0.11%
      Secured by real estate                        569           63.0                0.94
      Personal and other                             77            8.5                0.13
      General allowance (1)                         190           20.9                0.31
                                                   ----          -----                ----
      Total allowance
       for loan losses                             $905          100.0%               1.49%
                                                   ====          =====                ====

----------------
(1) The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


                                                           OCTOBER 31, 1998(2)
                                           -----------------------------------------------------
                                                ALLOWANCE
                                                FOR LOAN        PERCENT OF         PERCENT OF
                                                 LOSSES         ALLOWANCE          TOTAL LOANS
                                           ----------------   ----------------   ---------------
      Commercial and
       professional loans                          $ 35            4.4%               0.09%
      Secured by real estate                        394           49.1                0.99
      Personal and other                             34            4.2                0.09
      General allowance (1)                         340           42.3                0.85
                                                   ----          -----                ----
      Total allowance
       for loan losses                             $803          100.0%               2.02%
                                                   ====          =====                ====


----------------
(1) The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                          OCTOBER 31, 1997(2)
                                             --------------------------------------------------
                                                ALLOWANCE
                                                FOR LOAN        PERCENT OF         PERCENT OF
                                                 LOSSES         ALLOWANCE          TOTAL LOANS
                                             ----------------   ----------------   ------------
      Commercial and
       professional loans                          $ 70            9.7%               0.19%
      Secured by real estate                        391           54.1                1.04
      Personal and other                             41            5.7                0.11
      General allowance (1)                         221           30.5                0.59
                                                   ----          -----                ----
      Total allowance
       for loan losses                             $723          100.0%               1.93%
                                                   ====          =====                ====

---------------
(1) The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                          OCTOBER 31, 1996(2)
                                             ----------------------------------------------------
                                                ALLOWANCE
                                                FOR LOAN        PERCENT OF         PERCENT OF
                                                 LOSSES         ALLOWANCE          TOTAL LOANS
                                             ----------------   ----------------   --------------
      Commercial and
       professional loans                          $ 62            7.5%               0.25%
      Secured by real estate                        484           58.7                1.92
      Personal and other                             91           11.1                0.36
      General allowance (1)                         187           22.7                0.74
                                                   ----          -----                ----
      Total allowance
       for loan losses                             $824          100.0%               3.27%
                                                   ====          =====                ====

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

         Proceeds from the sales of investment securities for the two month period ending December 31, 1999 were $3,110,000. During the fiscal years ended October 31, 1999 and 1998, such proceeds were $7,634,000 and $42,916,000, respectively. Gross gains realized on those sales were $3,110,000 for the two months ended December 31, 1999, and $7,622,000 and $38,909,000 in fiscal years 1999 and 1998, respectively, and are not representative of the Company's ongoing business. The gains of approximately $39,161,000 in fiscal 1998 were due to open market sales of the common stock of The Cooper Companies, Inc. which were acquired in 1993. The gains in 1999 were due to open market sales of the common stock of Executone Information Systems, Inc. ("Executone"). The Company acquired its shares of Executone Common Stock as described in the following paragraphs.

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

         In December 1995, the Company sold its minority equity interest in UGC to Executone Information Systems, Inc. ("Executone"), a Virginia corporation whose common stock trades on the NASDAQ National Market System. The Company's investment in UGC was approximately $5.2 million.

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

         In March 1999, Executone exercised its right to redeem and convert the Executone Preferred Stock into Executone Common Stock and on April 6, 1999, in exchange for its shares of Executone Preferred Stock, the Company received 4,193,204 shares of Executone Common Stock with a market value of approximately $17.7 million. For the period from April 1999 through December 1999, the

Company recognized gross gains on sales of 2,401,098 shares of Executone common Stock of approximately $10,744,000.

         At December 31, 1999 the Company owned 1,792,106 shares of Executone Common Stock with a fair market value of approximately $9,744,000 which, depending upon market conditions, it plans to sell during fiscal 2000.

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

INCOME TAXES

         The provision for income taxes was $1.45 million for the two months ended December 31, 1999, and $4.09 million and $3.57 million for the fiscal year ended October 31 1999 and 1998, respectively. In 1998, the Company utilized its remaining net operating loss carry forwards to offset taxes which would have been due. The Company's income for the two months ended December 31, 1999 and the year ended October 31, 1999 was fully taxable.

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

         The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):

                                                                        COST            FAIR VALUE
                                                                      --------        -------------
                              DECEMBER 31, 1999
           Available-For-Sale
         U.S. Government Agencies                                      $65,907            $64,746
         Mortgage-backed securities                                      4,571              4,496
         Marketable equity securities and other                          6,060             15,256
                                                                       -------            -------
         Total                                                         $76,538            $84,498
                                                                       =======            =======

           Held-To-Maturity
         U.S. Government Agencies                                      $   522            $   522
         Corporate notes                                                 4,477              4,476
                                                                       -------            -------
         Total                                                         $ 4,999            $ 4,998
                                                                       =======            =======


                                                                        COST            FAIR VALUE
                                                                      --------        --------------
                              OCTOBER 31, 1999
           Available-For-Sale
         U.S. Government Agencies                                      $65,934            $66,468
         Mortgage-backed securities                                      4,841              4,768
         Marketable equity securities and other                          4,572             11,143
                                                                       -------            -------
         Total                                                         $75,347            $80,775
                                                                       =======            =======

           Held-To-Maturity
         U.S. Government Agencies                                      $ 1,605            $ 1,603
         Corporate notes                                                   496                496
                                                                       -------            -------
         Total                                                         $ 2,101            $ 2,099
                                                                       =======            =======



                                                                    COST            FAIR VALUE
                                                                   ------          -------------
                            OCTOBER 31, 1998 (1)
           Available-For-Sale
         U.S. Government Agencies                                      $33,586            $33,687
         Corporate notes                                                 1,893              1,815
         Federal Home Loan Bank Stock                                      535                535
                                                                       -------            -------
         Total                                                         $36,014            $36,037
                                                                       =======            =======

           Held-To-Maturity
         U.S. Government Agencies                                      $12,504            $12,468
         Corporate notes                                                 2,244              2,242
                                                                       -------            -------
         Total                                                         $14,748            $14,710
                                                                       =======            =======

-----------------
(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following table summarizes the Company's available-for-sale and held-to-maturity securities at December 31, 1999 (dollars in thousands):

                                    WEIGHTED
                                     AVERAGE
                                      YIELD            COST          FAIR VALUE
                                   -----------       -------        ------------
         AVAILABLE-FOR-SALE
           U.S. Government
            Agencies Obligations
         Due within one year           5.46%         $13,002             $12,945
         Due after one year
          through five years           5.48           37,491              36,758
         Due after five years
          through ten years            5.59           12,647              12,345
         Due after ten years           5.93            7,295               7,150
                                                     -------             -------
                                                      70,435              69,198
                                                     -------             -------
           Corporate Notes
         Due within one year                              --                  --
         Due after one year
          through five years           6.46              957                 807
         Due after five years
          through ten years            8.07              568                 470
         Due after ten years           7.19              200                 192
                                                     -------             -------
                                                       1,725               1,469
                                                     -------             -------

          Executone Information
            Systems, Inc.
            Common Stock                 --               --               9,745
           Preferred Stocks            9.51            3,843               3,551
           Federal Home Loan
            Bank Stock                 6.70              535                 535
                                                     -------             -------
                                                       4,378              13,831
                                                     -------             -------
                                                     $76,538             $84,498
                                                     =======             =======

         HELD-TO-MATURITY
           U.S. Government
            Agencies Obligations
         Due within one year             --               --                  --
         Due after one year
          through five years           6.22              135                 135
         Due after five years
          through ten years            7.13              121                 121
         Due after ten years           6.35              266                 266
                                                     -------             -------
                                                         522                 522
                                                     -------             -------
           Corporate Notes
         Due within one year           6.33            3,980               3,979
         Due after one year
          through five years           6.06              497                 497
         Due after five years
          through ten years
         Due after ten years                              --                  --
                                                     -------             -------
                                                       4,477               4,476
                                                     -------             -------
                                                      $4,999              $4,998
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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                            DECEMBER 31,                                     OCTOBER 31,
                                      -----------------------          --------------------------------------------------
                                               1999                          1999 (1)                      1998 (1)
                                      -----------------------          ------------------------    ----------------------
                                                     % OF                           % OF                           % OF
                                           AMOUNT    TOTAL                AMOUNT    TOTAL                AMOUNT    TOTAL
                                          -------   ------               -------   -------              -------   -------
Commercial and
 professional loans                       $ 5,358      8.2%              $ 6,824     11.3%              $ 3,548      8.9%
Secured by real estate                     57,652     87.9                51,300     84.7                33,015     82.9
Personal                                    2,345      3.6                 1,932      3.2                 1,970      5.0
Other                                         236      0.3                   501      0.8                 1,264      3.2
                                          -------    -----                ------    -----                ------    -----
Total loans                                65,591    100.0%               60,557    100.0%               39,797    100.0%
                                                     =====                          =====                          =====
Less:
 Allowance for loan
 losses                                      (923)                          (905)                          (803)
                                          -------                        -------                        -------
Loans, net                                $64,668                        $59,652                        $38,994
                                          =======                        =======                        =======


                                                                   OCTOBER 31,
                                             -----------------------------------------------------
                                                      1997 (1)                        1996 (1)
                                             ----------------------          ---------------------
                                                            % OF                           % OF
                                               AMOUNT       TOTAL               AMOUNT     TOTAL
                                             ---------     --------          ----------   --------
         Commercial and
          professional loans                   $ 7,011      18.6%               $ 5,646    22.4%
         Secured by real estate                 27,164      72.0                 16,152    64.1
         Personal                                2,275       6.0                  2,447     9.7
         Other                                   1,265       3.4                    959     3.8
                                               -------     -----                -------   -----

         Total loans                            37,715     100.0%                25,204   100.0%
                                                           =====                          =====

         Less:
          Allowance for loan
          losses                                  (723)                            (824)
                                               -------                          -------

         Loans, net                            $36,992                          $24,380
                                               =======                          =======

----------------------
(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


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



                                      DECEMBER 31                                OCTOBER 31,
                                   ------------------      -------------------------------------------------------
                                             1999           1999(1)           1998(1)        1997(1)         1996(1)
                                             ----           ----              ----           ----            ----
Nonaccrual loans:

Commercial and other loans                   $--             $ --              $--            $ --            $114
Secured by real estate                        --              121               30             237             555
                                             ---             ----              ---            ----            ----

Total nonaccrual loans                        --              121               30             237             669
                                             ---             ----              ---            ----            ----

Total nonperforming loans                    $--             $121              $30            $237            $669
                                             ===             ====              ===            ====            ====

Total nonperforming loans
 to total assets                              --              .07%             .08%            .63%           2.65%
                                             ===             ====              ===            ====            ====

--------------------
(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.


     The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates (dollars in thousands):


                                                               DECEMBER 31, 1999
                                                               -----------------
                                                 WITHIN           1 TO            AFTER
                                                 1 YEAR          5 YEARS         5 YEARS        TOTAL
                                                -------          --------        --------       -----
         Commercial-fixed rate                   $1,250           $ 2,208        $ 6,633       $10,091
                                                 ------           -------        -------       -------

         Commercial-adjustable rate               3,658            13,984          5,334        22,976
                                                 ------           -------        -------       -------
         Total                                   $4,908           $16,192        $11,967       $33,067
                                                 ======           =======        =======       =======


         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                Two Months Ended
                                                December 31,                         Years Ended October 31,
                                                ----------------           ----------------------------------------
                                             1999           1999(1)         1998(1)         1997(1)         1996(1)
                                             ----           ----            ----            ----            ----

Average loans outstanding                    $ 61,691       $ 48,387        $ 39,085        $ 31,081        $ 24,199
                                             ========       ========        ========        ========        ========
Allowance at beginning of period                  905            803             723             824             893
Charge-offs:
 Commercial and other loans                        --             --              --              --             314
 Real estate loans                                 --             31              --             196             232
                                             --------       --------        --------        --------        --------
  Total loans charged-off                          --             31              --             196             546
                                             --------       --------        --------        --------        --------
Recoveries:
 Commercial and other loans                         8             78              20              28              22
 Real estate loans                                 --             --              --               7              --
                                             --------       --------        --------        --------        --------
  Total loans recovered                             8             78              20              35              22
                                             --------       --------        --------        --------        --------
  Net (charge-offs) recoveries                      8             47              20             161             524
                                             --------       --------        --------        --------        --------
Provision for loan losses
  charged to operating expenses                    10             55              60              60             455
                                             --------       --------        --------        --------        --------
Allowance at end of period                        923            905             803             723             824
                                             --------       --------        --------        --------        --------
Ratio of net recoveries (charge-offs)
  to average loans outstanding (2)                .08%           .09%            .05%            .51%           2.17%
                                             --------       --------        --------        --------        --------
Allowance as a percent of total loans            1.41%          1.49%           2.02%           1.92%           3.27%
                                             ========       ========        ========        ========        ========
Total loans at end of period                 $ 65,591       $ 60,557        $ 39,797        $ 37,715        $ 25,204
                                             ========       ========        ========        ========        ========


--------------------
(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

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

         The following table summarizes the composition of the average balances of major deposit categories):


                                            DECEMBER 31,             OCTOBER 31,               OCTOBER 31,
                                              1999 (2)                 1999 (1)                 1998 (1)
                                       ------------------------ -----------------------   ----------------------
                                           AVERAGE   AVERAGE       AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                            AMOUNT    YIELD         AMOUNT     YIELD       AMOUNT     YIELD
                                            ------    -----         ------     -----       ------     -----
                                                              (Dollars in thousands)

         Demand deposits                    $ 15,953      --       $ 17,485       --       $ 13,144      --
         NOW and money market                 47,994    3.49%        48,515    3.19%         56,589    4.01
         Savings deposits                      4,665    2.66          4,721     2.58          1,684    3.16
         Time deposits                        32,257    4.56         21,714     5.55         25,203    5.15
                                            -------- -------       -------- --------       -------- -------
         Total deposits                     $100,869    3.19%      $ 92,435    3.11%       $ 97,463   3.77%
                                            ======== =======       ======== =======        ======== ======


--------------------

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

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 1999:


                                                                      DECEMBER 31,
                                                                          1999
                                                                          ----
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


                                                                   BERKSHIRE BANCORP INC.
                                                      INTEREST RATE SENSITIVITY GAP AT DECEMBER 31, 1999 (a)
                                                              (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                     ---------------------------------------------------------------------------

                                         3 MONTHS           3 THROUGH          1 THROUGH            OVER
                                          OR LESS           12 MONTHS           3 YEARS            3 YEARS            TOTAL
                                      ----------------   ----------------   ----------------   ----------------   ------------

Federal funds sold                    $  13,500          $      --          $      --          $      --          $   13,500
                            (Rate)         5.93%                --                 --                 --                5.93%
                                      ---------          ---------          ---------          ---------          ----------
Interest bearing deposits                 3,834                 --                 --                 --               3,834
  in banks                  (Rate)         5.33%                --                 --                 --                5.33%
                                      ---------          ---------          ---------          ---------          ----------
Loans (1)(2)
Adjustable rate loans                    23,591              9,994              2,993              2,991              39,569
                            (Rate)         9.46%              8.34%              9.00%              8.47%
Fixed rate loans                            432              1,578              2,278             21,734              26,022
                            (Rate)         6.70%              7.08%              8.44%              8.06%               8.01%
                                      ---------          ---------          ---------          ---------          ----------
Total loan                               24,023             11,572              5,271             24,725              65,591
Investmens (3)(4)                         5,218             13,954             24,274             36,121              79,567
                            (Rate)         6.33%              5.24%              5.43%              6.20%               5.81%
                                      ---------          ---------          ---------          ---------          ----------
Total rate-sensitive
  assets                                 46,575             25,526             29,545             60,846             162,492
                                      ---------          ---------          ---------          ---------          ----------

Deposit accounts (5)
Savings and NOW                          10,406                 --                 --                 --              10,406
                            (Rate)         2.35%                                                                        2.35%
Money market                             44,228                 --                 --                 --              44,228
                            (Rate)         3.62%                                                                        3.62%
Time Deposits                            27,306              4,197                809              1,592              33,904
                            (Rate)         4.60%              5.02%              5.60%              5.68%               4.73%
                                      ---------          ---------          ---------          ---------          ----------
Total deposit accounts                   81,940              4,197                809              1,592              88,538
Other borrowings                             --                 --                 --              1,500               1,500
                            (Rate)           --                 --                 --               5.96%               5.96%
                                      ---------          ---------          ---------          ---------          ----------
Total rate-sensitive
  liabilities                            81,940              4,197                809              3,092              90,038
                                      ---------          ---------          ---------          ---------          ----------
Interest rate caps                       25,000             (5,000)                --            (20,000)                 --
Gap (repricing differences)             (60,365)            26,329             28,736             77,754              72,454
                                      =========          =========          =========          =========          ==========
Cumulative Gap                          (60,365)           (34,036)            (5,300)            72,454
                                      =========          =========          =========          =========
Cumulative Gap to Total
  Rate Sensitive Assets                  (37.15)%           (20.95)%            (3.26)%            44.59%
                                      =========          =========          =========          =========


--------------------
(a) Interest income and expense have been annualized to calculate rates.
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

ITEM 8. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 20, 2000

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                 DECEMBER 31,         OCTOBER 31,
                                                                                     1999                1999
                                                                                 --------------------------------

ASSETS
Cash and due from banks                                                            $   2,545           $   2,333
Interest bearing deposits                                                              3,834               3,496
Federal funds sold                                                                    13,500              18,000
                                                                                   ---------           ---------
Total cash and cash equivalents                                                       19,879              23,829
Investment Securities:
 Available-for-sale                                                                   84,498              80,775
 Held-to-maturity, fair value of $4,998
   in 1999 and $2,099 in 1998                                                          4,999               2,101
                                                                                   ---------           ---------
Total investment securities                                                           89,497              82,876
Loans, net of unearned income                                                         65,591              60,557
 Less: allowance for loan losses                                                        (923)               (905)
                                                                                   ---------           ---------
Net loans                                                                             64,668              59,652
Accrued interest receivable                                                            1,614               1,567
Premises and equipment, net                                                              370                 392
Goodwill, net of amortization of $730
  in 1999 and $608 in 1998                                                            12,073              12,195
                                                                                   ---------           ---------
Other assets                                                                           4,029                 475
                                                                                   ---------           ---------
Total assets                                                                       $ 192,130           $ 180,986
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                              $  15,549           $  14,676
 Interest bearing                                                                     88,538              87,642
                                                                                   ---------           ---------
Total deposits                                                                       104,087             102,318
Securities sold under agreements to repurchase                                         1,500               1,500
Accrued interest payable                                                                 161                 290
Accrued other liabilities                                                              1,569               1,671
Income taxes payable                                                                   2,741               1,424
Deferred tax liability                                                                 4,002                 477
                                                                                   ---------           ---------
Total liabilities                                                                    114,060             107,680
                                                                                   ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                        --                  --
   2,000,000 shares authorized - none issued
 Common stock - $.10 par value
   Authorized - 10,000,000 shares
   Issued - 2,566,095 shares
   Outstanding -
    December 31, 1999, 2,127,265 shares
    October 31, 1999, 2,127,265 shares                                                   256                 256
Additional paid-in capital                                                            78,570              78,570
Accumulated other comprehensive income, net                                            4,425               1,943
Accumulated deficit                                                                   (2,421)             (4,703)
Less: Treasury Stock
  December 31, 1999, 438,830 shares
  October 31, 1999, 438,830 shares                                                    (2,760)             (2,760)
                                                                                   ---------           ---------
Total stockholders' equity                                                            78,070              73,306
                                                                                   ---------           ---------
                                                                                   $ 192,130           $ 180,986
                                                                                   =========           =========


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                FOR THE                        FOR THE
                                                           TWO MONTHS ENDED             YEARS ENDED OCTOBER 31,
                                                              DECEMBER 31,
                                                    --------------------------      -----------------------------
                                                                   1999                 1999            1998
                                                                 --------             --------        ------

INTEREST INCOME
Short-term interest-earning assets                               $    184             $    965        $  3,313
Securities and other investments                                      767                4,415              --
Loans                                                                 892                3,145              --
                                                                 --------             --------        --------
Total interest income                                               1,843                8,525           3,313
                                                                 --------             --------        --------
INTEREST EXPENSE
Deposits                                                              537                2,473              --
Borrowings                                                             16                   75              --
                                                                 --------             --------        --------
Total interest expense                                                553                2,548              --
                                                                 --------             --------        --------
Net interest income                                                 1,290                5,977           3,313
PROVISION FOR LOAN LOSSES                                              10                   45              --
                                                                 --------             --------        --------
Net interest income after
 provision for loan losses                                          1,280                5,932           3,313
                                                                 --------             --------        --------
NON-INTEREST INCOME
Investment securities gains                                         3,109                7,622          38,909
Other income                                                           70                  633              44
                                                                 --------             --------        --------
Total non-interest income                                           3,179                8,255          38,953
                                                                 --------             --------        --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                        324                1,474             103
Net occupancy expense                                                  70                  360              18
Equipment expense                                                      22                   99              --
FDIC assessment                                                         3                    8              --
Data processing expense                                                --                   17              --
Amortization of goodwill                                              122                  608              --
Other                                                                 188                  990             945
                                                                 --------             --------        --------
Total non-interest expense                                            729                3,556           1,066
                                                                 --------             --------        --------
Income before provision for taxes                                   3,730               10,631          41,200
Provision for income taxes                                          1,448                4,091           3,573
                                                                 --------             --------        --------
Net income                                                       $  2,282             $  6,540        $ 37,627
                                                                 ========             ========        ========
Net income per share:
 Basic                                                           $   1.07             $   3.08        $  17.70
                                                                 ========             ========        ========
 Diluted                                                         $   1.01             $   2.89        $  16.66
                                                                 ========             ========        ========

Dividends per share                                              $     --             $    .32        $    .72


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE TWO MONTHS ENDED DECEMBER 31, 1999 AND
                    FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998
                                 (In Thousands)



                                                                                        ACCUMULATED
                                                            STOCK     ADDITIONAL           OTHER           (ACCUMU-
                                                 COMMON      PAR        PAID-IN        COMPREHENSIVE         LATED
                                                 SHARES     VALUE       CAPITAL         INCOME, NET        DEFICIT)
                                                 ------    ------       --------        ------------       --------
BALANCE AT NOVEMBER 1, 1997                     2,566       $256         $78,546            $32,359        $(46,659)

Net Income                                                                                                   37,627
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                                  (32,359)
Comprehensive income

Cash dividends                                                                                               (1,531)
                                               ------       ----         -------            -------         -------
BALANCE AT OCTOBER 31, 1998                     2,566        256          78,546                 --         (10,563)

Net Income                                                                                                    6,540
Treasury shares issued for
 options exercised                                                            24
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                                    1,943
Comprehensive income

Cash dividends                                                                                                 (680)
                                                -----       ----         -------            -------        --------
BALANCE AT OCTOBER 31, 1999                     2,566       $256         $78,570            $ 1,943        $ (4,703)

Net income                                                                                                     2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                                    2,482
Comprehensive income

                                                -----       ----         -------            -------        --------
BALANCE AT DECEMBER 31, 1999                    2,566       $256         $78,570            $ 4,425        $ (2,421)
                                                =====       ====         =======            =======        ========



                                                                                             TOTAL
                                                  TREASURY           COMPREHENSIVE        STOCKHOLDERS'
                                                   STOCK                 INCOME              EQUITY
                                                 ----------              ------              ------

BALANCE AT NOVEMBER 1, 1997                         $(2,773)                                  61,729

Net Income                                                                37,627              37,627
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                               (32,359)            (32,359)
                                                                         -------             ------
Comprehensive income                                                     $ 5,268
                                                                         =======
Cash dividends                                                                                (1,531)
                                                    -------                                  ------
BALANCE AT OCTOBER 31, 1998                          (2,773)                                  65,466

Net Income                                                                 6,540               6,540
Treasury shares issued for
 options exercised                                       13                                       37
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                 1,943               1,943
                                                                         -------
Comprehensive income                                                     $ 8,483
                                                                         =======
Cash dividends                                                                                  (680)
                                                    -------                                   ------
BALANCE AT OCTOBER 31, 1999                         $(2,760)                                 $73,306

Net income                                                                 2,282               2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                 2,482               2,482
                                                                         -------
Comprehensive income                                                     $ 4,763
                                                    -------              =======             -------
BALANCE AT DECEMBER 31, 1999                        $(2,760)                                 $78,070
                                                    =======                                  =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   FOR THE TWO                 FOR THE
                                                                  MONTHS ENDED               YEARS ENDED
                                                                   DECEMBER 31,              OCTOBER 31,
                                                                  -------------         ----------------------
                                                                      1999              1999         1998
                                                                      ----              ----         ----
  Cash flows from operating activities:
Net income                                                             $  2,282            $6,540     $ 37,627
Adjustments to reconcile net income to net
 Cash provided by (used in) operating activities:
Realized gain on investment securities                                   (3,109)           (7,622)     (38,909)
(Increase) in deferred taxes                                                 --            (1,402)        (925)
Depreciation and amortization and other                                     144               713           --
Provision for loan losses                                                    10                45           --

  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                  (47)             (817)          --
 (Increase) decrease in prepaid expenses and other                       (1,025)              115          (80)
 Increase in accounts payable, other accrued
  expenses, liabilities and income taxes payable                          2,684             4,542          272
                                                                       --------          --------     --------
 Net cash provided by (used in) operating activities                      1,061             2,114       (2,015)
                                                                       --------          --------     --------

  Cash flows from investing activities:
Investment in The Berkshire Bank                                             --           (25,216)          --
Cash of entities acquired                                                    --            22,439           --
Proceeds from investment securities-available for sale                    3,110             7,634       42,916
Investment securities available for sale
 Purchases                                                               (4,856)          (23,138)          --
Net increase in loans                                                    (5,034)          (18,744)          --
Net increase in loans held for sale                                          --            (1,872)          --
Acquisition of premises and equipment                                        --              (191)          --
                                                                       --------          --------     --------
Net cash provided by (used in) investing activities                      (6,780)          (39,088)      42,916
                                                                       --------          --------     --------

  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits                    873            (6,361)          --
Net increase in interest bearing deposits                                   896             2,577           --
Proceeds from exercise of common stock options                               --                 9           --
Dividends paid                                                               --              (680)      (1,531)
                                                                       --------          --------     --------
Net cash provided by (used in) financing activities                       1,769            (4,455)      (1,531)
                                                                       --------          --------     --------

  Net increase (decrease) in cash and cash equivalents                   (3,950)          (41,429)      39,371
  Cash and cash equivalents at beginning of period                       23,829            65,258       25,887
                                                                       --------          --------     --------
  Cash and cash equivalents at end of period                           $ 19,879          $ 23,829     $ 65,258
                                                                       ========          ========     ========
Supplemental disclosures of cash flow information:
  Cash used to pay interest                                            $    682          $  2,258     $     --
  Cash used to pay income taxes                                              --          $  2,602     $  4,419


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


                                                FOR THE YEAR ENDED             FOR THE YEAR ENDED
                                                 OCTOBER 31, 1999               OCTOBER 31, 1998
                                            ----------------------------   ---------------------------
Interest income                                      $9,515                        $ 9,392
Interest Expense                                      2,964                          3,642
                                                     ------                        -------
Net interest income                                   6,551                          5,750
Provision for loan losses                                45                             60
Non-interest income                                   8,355                         39,311
Non-interest expense                                  4,156                          4,474
                                                     ------                        -------
Net income                                           $5,861                        $37,119
                                                     ======                        =======



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

NOTE B (CONTINUED)

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

                                                              FOR THE TWO MONTHS ENDED
                                                                 DECEMBER 31, 1999
                                                -----------------------------------------------------
                                                                         Tax
                                                   Before tax         (expense)          Net of tax
                                                     amount            benefit             Amount
                                                ----------------   --------------     ---------------
Unrealized gains
 on investment securities:

  Unrealized holding gains
   arising during period                              $6,986          $(2,640)            $4,346

  Less reclassification
   adjustment for gains
   realized in net income                              3,109           (1,244)             1,865
                                                      ------          -------             ------
Other comprehensive
 income, net                                          $3,877          $(1,396)            $2,481
                                                      ======          =======             ======



                                                             YEAR ENDED OCTOBER 31, 1999
                                                -----------------------------------------------------
                                                                         Tax
                                                   Before tax         (expense)          Net of tax
                                                     amount            benefit             Amount
                                                ----------------   --------------     ---------------
Unrealized gains
 on investment securities:

  Unrealized holding gains
   arising during period                            $10,860            $(4,344)             $6,516

  Less reclassification
   adjustment for gains
   realized in net income                             7,622             (3,049)              4,573
                                                    -------            -------              ------
Other comprehensive
 income, net                                        $ 3,238            $(1,295)             $1,943
                                                    =======            =======              ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE B - (CONTINUED)

                                                              YEAR ENDED OCTOBER 31, 1998
                                                -----------------------------------------------------
                                                                        Tax
                                                    Before tax        (expense)         Net of tax
                                                      amount           benefit            Amount
                                                ----------------   --------------     ---------------
Unrealized gains (losses)
 on investment securities:

  Unrealized holding losses
   arising during period                            $(15,023)         $  6,009            $ (9,014)

  Less reclassification
   adjustment for gains
   realized in net income                             38,909           (15,564)              23,345
                                                    --------          --------             --------
Other comprehensive
 income (loss), net                                 $(53,932)         $ 21,573             $(32,359)
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

NOTE C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities as of December 31, 1999 and October 31, 1999:


                                                                 DECEMBER 31, 1999
                                       ----------------------------------------------------------------------
                                                              GROSS              GROSS
                                     AMORTIZED COST        UNREALIZED          UNREALIZED            FAIR
                                                              GAINS              LOSSES              VALUE
                                     --------------      --------------      --------------     --------------
                                                                   (In thousands)
Investment securities
U.S. Government Agencies                   522                  --                  --                522

Corporate notes                          4,477                  --                  (1)             4,476
                                        ------                 ---                 ---             ------
 Totals                                 $4,999                 $--                 $(1)            $4,998
                                        ======                 ===                 ===             ======



                                                                 OCTOBER 31, 1999
                                       ----------------------------------------------------------------------
                                                              GROSS              GROSS
                                     AMORTIZED COST        UNREALIZED          UNREALIZED            FAIR
                                                              GAINS              LOSSES              VALUE
                                     --------------      --------------      --------------     --------------
                                                                   (In thousands)
Investment securities
U.S. Government Agencies                $1,605                 $--                 $(2)            $1,603

Corporate notes                            496                  --                  --                496
                                        ------                 ---                 ---             ------
 Totals                                 $2,101                 $--                 $(2)            $2,099
                                        ======                 ===                 ===             ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE C - (CONTINUED)

         The following is a summary of available-for-sale securities as of December 31, 1999 and October 31, 1999:


                                                               DECEMBER 31, 1999
                                       ----------------------------------------------------------------------
                                                              GROSS              GROSS
                                     AMORTIZED COST        UNREALIZED          UNREALIZED            FAIR
                                                              GAINS              LOSSES              VALUE
                                     --------------      --------------      --------------     --------------
                                                                   (In thousands)
Investment securities

U.S. Treasury and
 U.S.  Government
 Agencies                                $65,907           $   --               $(1,161)           $64,746

Mortgage-backed
 securities                                4,571               --                   (75)             4,496

Marketable equity
 securities and other                      6,060            9,745                  (549)            15,256
                                         -------           ------               -------            -------
 Totals                                  $76,538           $9,745               $(1,785)           $84,498
                                         =======           ======               =======            =======



                                                               OCTOBER 31, 1999
                                       ----------------------------------------------------------------------
                                                              GROSS              GROSS
                                     AMORTIZED COST        UNREALIZED          UNREALIZED            FAIR
                                                              GAINS              LOSSES              VALUE
                                     --------------      --------------      --------------     --------------
                                                                   (In thousands)
Investment securities

U.S. Treasury and
 U.S. Government
 Agencies                                $65,934           $   --               $(1.070)           $66,864

Mortgage-backed
 securities                                4,841               --                   (73)             4,768

Marketable equity
 securities and other                      4,572            6,837                  (266)            11,143
                                         -------           ------               -------            -------

 Totals                                  $75,347           $6,837               $(1,409)           $80,775
                                         =======           ======               =======            =======

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

                                                                       DECEMBER 31, 1999
                                                              ------------------------------------
                                                               AMORTIZED COST          FAIR
                                                                                      VALUE
                                                              ---------------   ------------------
                                                                          (In thousands)
Due in one year or less                                           $13,001            $12,944
Due after one through five years                                   38,449             37,565
Due after five through ten years                                   13,215             12,815
Due after ten years                                                 7,495              7,342
Marketable equity securities                                        4,378             13,832
                                                                  -------            -------
 Totals                                                           $76,538            $84,498
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


                                                                         DECEMBER 31, 1999
                                                              -----------------------------------
                                                                                       FAIR
                                                               AMORTIZED COST         MARKET
                                                                                      VALUE
                                                              ---------------   ------------------
                                                                           (In thousands)
Due in one year or less                                           $3,981             $3,979
Due after one through five years                                     631                632
Due after five through ten years                                     121                121
Due after ten years                                                  266                266
                                                                  ------             ------
 Totals                                                           $4,999             $4,998
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE D - LOANS

         Major classifications of loans are as follows:

                                                               DECEMBER 31,        OCTOBER 31,
                                                                   1999                1999
                                                              ---------------   ------------------
                                                                        (In thousands)
Commercial                                                       $ 5,358              $ 9,204
Commercial mortgage                                               27,709               26,431
Residential mortgage                                              29,943               22,844
Consumer                                                           2,581                2,078
                                                                 -------              -------
                                                                  65,591               60,557
Allowance for credit losses                                         (923)                (905)
                                                                 -------              -------
                                                                 $64,668              $59,652
                                                                 =======              =======



         Changes in the allowance for credit losses are as follows:

                                                              FOR THE TWO MONTHS
                                                              ENDED DECEMBER 31,      OCTOBER 31,
                                                                    1999                 1999
                                                              ------------------      -----------
                                                                         (In thousands)
Balance at beginning of year                                        $905                 $ --
Provision charged to operations                                       10                   45
Loans charged off                                                     --                   --
Recoveries                                                             8                   69
Acquisition of The Berkshire Bank                                     --                  791
                                                                    ----                 ----
Balance at end of year                                              $923                 $905
                                                                    ====                 ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE D (CONTINUED)

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

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                           ESTIMATED             DECEMBER 31,          OCTOBER 31,
                                          USEFUL LIVES               1999                  1999
                                      ---------------------   ------------------     ----------------
                                                                          (In thousands)
Equipment                                3 to 10 years             $  889               $  889
Leasehold improvements                   2 to 40 years                281                  281
                                                                   ------               ------
                                                                    1,170                1,170
Accumulated depreciation and
  amortization                                                       (800)                (778)
                                                                   ------               ------
Total                                                              $  370               $  392
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


                                              DECEMBER 31
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
                                                 --------
                                                 $ 30,325
                                                 ========


NOTE G - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:


                                                          FOR THE TWO MONTHS ENDED DECEMBER 31, 1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------------------
                                                       INCOME                 SHARES               PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)              AMOUNT
                                                 -------------------   --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                 $ 2,282                  2,127                  $ 1.07
Effect of dilutive securities
    Options                                                --                    132                    (.06)
                                                      -------                  -----                  ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                 $ 2,282                  2,259                  $ 1.01
                                                      =======                  =====                  ======


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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE G - (continued)


                                                                  YEAR ENDED OCTOBER 31, 1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ------------------------------------------------------
                                                       INCOME                SHARES              PER SHARE
                                                     (NUMERATOR)         (DENOMINATOR)             AMOUNT
                                                    --------------       -------------           ----------
Basic earnings per share
 Net income available to
   common stockholders                                 $ 6,540                2,126               $ 3.08
Effect of dilutive securities
  options                                                   --                  135                 (.19)
                                                       -------                -----               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $ 6,540                2,261               $ 2.89
                                                       =======                =====               =======



                                                                  YEAR ENDED OCTOBER 31, 1998
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ------------------------------------------------------
                                                       INCOME                SHARES              PER SHARE
                                                     (NUMERATOR)         (DENOMINATOR)             AMOUNT
                                                    --------------       -------------           ----------
Basic earnings per share
 Net income available to
  common stockholders                                  $37,627                2,126               $17.70
Effect of dilutive securities
 Options                                                    --                  132               $(1.04)
                                                       -------                -----               ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $37,627                2,258               $16.66
                                                       =======                =====               ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE H - INCOME TAXES

         The components of income tax expense for the two months ended December 31, 1999 and the years ended October 31, 1999 and 1998 are as follows:


                                        DECEMBER 31,                         OCTOBER 31,
                                   --------------------              -------------------------------
                                           1999                          1999               1998
                                       -----------                   -----------        ------------
Current                                $    46,000                   $ 2,689,000        $ 5,219,000
Deferred Taxes
 (Benefit)                               1,402,000                     1,402,000           (925,000)
Reversal of Valuation
Allowance                                       --                            --           (721,000)
                                       -----------                   -----------        -----------
                                       $ 1,448,000                   $ 4,091,000        $ 3,573,000
                                       ===========                   ===========        ===========



         A reconciliation of the provision for income taxes for the two months ended December 31, 1999 and for the years ended October 31, 1999 and 1998 and the amount computed by applying the statutory Federal income tax rate to income
(loss) from continuing operations follows:


                                                    DECEMBER 31,                     OCTOBER 31,
                                                    ------------            ------------------------------
                                                        1999                    1999              1998
                                                    -----------             -----------        -----------
Computed expected provision
 (benefit) for income taxes                         $ 1,306,000             $ 3,721,000        $14,420,000
Utilization of loss
 carryforwards and credits                                   --                      --         (9,132,000)
Changes in valuation allowance                               --                      --           (721,000)
Amortization of goodwill                                 49,000                 243,000                 --
Alternative minimum taxes
 and other                                               93,000                 127,000           (994,000)
                                                    -----------             -----------        -----------
Actual provision for
 income taxes                                       $ 1,448,000             $ 4,091,000        $ 3,573,000
                                                    ===========             ===========        ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE H - (continued)

         The tax effect of the principal temporary differences at December 31, 1999 and October 31, 1999 are as follows:

                                                         December 31,                       October 31,
                                                     ---------------------                ------------------
                                                             1999                              1999
Deferred tax assets
 Net operating loss carryforwards                        $  548,000                        $   548,000
 Credit carryforwards                                       386,000                            386,000
 Other                                                      461,000                            461,000
                                                         ----------                          ---------
                                                          1,395,000                          1,395,000
Deferred tax liabilities
 Unrealized gain
  on investment securities                               (3,525,000)                                --
 Unrealized gain on Executone
  Preferred Stock                                        (1,872,000)                        (1,872,000)
                                                         ----------                         ----------
                                                         (5,397,000)                        (1,872,000)
Net deferred tax asset (liability)                      $(4,002,000)                       $  (477,000)
                                                        ===========                        ===========



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

         A summary of the activity with respect to the Plans is as follows:


                                     DECEMBER 31,                    OCTOBER 31,                  OCTOBER 31,
                                         1999                           1999                           1998
                                   ----------------------         ---------------------         ------------------
                                            WEIGHTED                        WEIGHTED                     WEIGHTED
                                             AVERAGE                        AVERAGE                       AVERAGE
                                            EXERCISE                        EXERCISE                     EXERCISE
                                    SHARES    PRICE                SHARES    PRICE               SHARES    PRICE
                                   --------------------------------------------------------------------------------

Outstanding at beginning
of year                            212,375      $13.83           168,500        $ 7.37          168,500       $7.28
Granted                                 --                        44,875        $38.00               --
Cancelled                               --                           --                              --
Exercised                               --                        (1,000)       $ 9.75               --
                                   -------                       -------                        -------
Outstanding at
end of year                        212,375      $13.83           212,375        $13.83          168,500       $7.37
                                   =======                       =======                        =======
Exercisable at
end of year                        167,500      $ 7.36           167,500        $ 7.36          168,500       $7.37
                                   =======                       =======                        =======

Weighted average fair
value of options granted
during the year                                 $  .--                          $16.04                        $ .--
                                                ======                          ======                        =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE J (CONTINUED)

         The following table summarizes information about options outstanding at December 31, 1999:



                            OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------          ----------------------------
                              NUMBER              WEIGHTED                               NUMBER
                            OUTSTANDING           AVERAGE           WEIGHTED          OUTSTANDING        WEIGHTED
                                AT               REMAINING          AVERAGE                AT            AVERAGE
   RANGE OF                DECEMBER 31,         CONTRACTUAL         EXERCISE          DECEMBER 31,       EXERCISE
EXERCISE PRICES                1999             LIFE (YEARS)          PRICE                1999            PRICE
---------------            ------------         ------------        --------          ------------       --------

$ 7.00 - $ 9.75               165,000               0.44             $ 7.25             165,000           $ 7.25
 14.25 -  15.00                 2,500               1.64              14.55               2,500            14.25
 38.00                         44,875               4.91              38.00                --               --
                              -------                                                   -------
                              212,375                                                   167,500
                              =======                                                   =======



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

                                                                   DECEMBER 31,              OCTOBER 31,
                                                                   ------------         -------------------
                                                                       1999               1999         1998
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)

Net income                                     As Reported:          $ 2,343            $ 6,540     $ 37,627
                                               Pro Forma:              2,333              6,480       37,627
Basic earnings per share                       As Reported:             1.10               3.08        17.70
                                               Pro Forma:               1.10               3.04        17.70
Diluted earnings per share                     As Reported:             1.04               2.89        16.66
                                               Pro Forma:               1.04               2.87        16.66


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

         Assumptions used in the accounting were:


                                                      DECEMBER 31,          OCTOBER 31,
                                                          1999                 1999
                                                      ------------          -----------
Discount rates-liability                                 7.50%                 7.50%
Long-term rate of return-assets                          8.50%                 8.50%


         A summary of the components of net periodic pension cost for the two months ended December 31, 1999 and the years ended October 31 1999 and 1998 is as follows:


                                            DECEMBER 31,               OCTOBER 31,      OCTOBER 31,
                                               1999                        1999             1998
                                               ----                        ----             ----
Service cost - benefits earned
 during the period                          $   --                     $   --           $   --
Interest cost on projected
 benefit obligation                            14,284                    85,706           87,435
Actual return on plan assets                  (20,784)                 (124,703)        (125,061)
Net amortization and deferral                     478                     2,870            2,368
                                            ---------                  --------         --------
Net pension cost of defined
 benefit plans                              $  (6,022)                 $(36,127)        $(35,258)
                                            =========                  ========         ========


         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 1999 and October 31, 1999:


                                            DECEMBER 31,               OCTOBER 31,
                                               1999                        1999
                                            ------------               -----------
  Actuarial present value of
    accumulated benefit obligations,
    all of which is vested                   $ 1,182,046                $ 1,175,354
                                             ===========                ===========
    Projected benefit obligations            $(1,182,046)               $(1,175,354)
    Fair value of plan assets                  2,222,134                  2,010,000
                                             -----------                -----------
    Lesser of projected benefit
     obligation over fair value
     of plan assets                            1,040,088                    834,646
    Unrecognized net loss/(gain)                (466,978)                  (267,558)
    Adjustment required to recognize
      minimum liability                                0                          0
                                             -----------                -----------
    Prepaid pension cost                     $   573,110                $   567,088
                                             ===========                ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE L - COMMITMENTS AND CONTINGENCIES

1. Leases and Other Commitments

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2000 through 2001. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):


                          YEAR ENDING
                          DECEMBER,31
                          ------------
                          2000                       $    257
                          2001                             50
                                                     --------
                                                     $    307
                                                     ========


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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE N - (CONTINUED)

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows (in thousands):


                                                                DECEMBER 31, 1999    OCTOBER 31, 1999
                                                               --------------------  -----------------
Commitments to extend credit                                         $ 3,433            $ 4,591
Standby letters of credit and financial
  guarantees written                                                   1,623              1,497
                                                                     -------            -------
                                                                     $ 5,056            $ 6,088
                                                                     =======            =======


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

         The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The cost of the interest rate caps is being amortized over the life of the agreements as an offset to interest income. The unamortized cost of these agreements is included in the balance sheet other assets. The following table lists the total notional amount, carrying value, and fair value of the interest rate caps held by the Bank as of December 31, 1999 (in thousands). The fair value of the interest rate caps is based on estimated market prices from a financial market information service provider:


INTEREST RATE CAPS                 NOTIONAL           CARRYING VALUE              FAIR VALUE
------------------                 --------           --------------              ----------
December 31, 1999                  $ 25,000              $   154                  $     --


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

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 1999 and October 31, 1999 (dollars in thousands):


                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                              FOR CAPITAL       PROMPT CORRECTIVE
                                                               ACTUAL      ADEQUACY PURPOSES    ACTION PROVISIONS
                                                         ----------------  -----------------   ------------------
                                                         AMOUNT     RATIO     AMOUNT   RATIO    AMOUNT    RATIO
                                                         ------     -----     ------   -----    ------    -----

DECEMBER 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                                 60,336    59.8%      8,072    >=8.0%     --      N/A
  Bank                                                    13,745    16.5%      6,668    >=8.0%    8,335  >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                 59,413    58.9%      4,036    >=4.0%     --      N/A
  Bank                                                    12,822    15.4%      3,334    >=4.0%    5,001   >=6.0%

Tier I Capital (to Average Assets)
  Company                                                 59,413    33.7%      7,019    >=4.0%     --      N/A
  Bank                                                    12,822     8.8%      5,842    >=4.0%    7,302   >=5.0%


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE O (CONTINUED)

                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                                FOR CAPITAL     PROMPT CORRECTIVE
                                                             ACTUAL          ADEQUACY PURPOSES  ACTION PROVISIONS
                                                        ---------------      ----------------- ------------------
                                                       AMOUNT     RATIO     AMOUNT    RATIO      AMOUNT     RATIO
                                                       ------     -----     ------    -----      ------     -----
October 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                               $57,541    68.4%     $ 6,729  >=8.0%     $   --      N/A
  Bank                                                   13,316    20.7%       5,140  >=8.0%       6,425   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                56,636    67.3%       3,364  >=4.0%         --      N/A
  Bank                                                   12,512    19.5%       2,570  >=4.0%       3,855   >= 6.0%

Tier I Capital (to Average Assets)
  Company                                                56,636    26.9%       8,404  >=4.0%         --      N/A
  Bank                                                   12,512     7.8%       6,424  >=4.0%       8,030   >= 5.0%

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

NOTE P (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                             FOR THE TWO
                                                             MONTHS ENDED             FOR THE YEARS ENDED
                                                             DECEMBER 31,                 OCTOBER 31,
                                                          -------------------         --------------------
                                                                 1999                   1999         1998
                                                                 ----                   ----         ----
INCOME
Interest income from the Bank                                 $    287               $  1,153     $     --
Interest income                                                    190                  1,138        3,313
Gain on sales of investment securities                           3,110                  7,634       38,909
Other income                                                        --                    130           44
                                                              --------               --------     --------
Total income                                                     3,587                 10,055       42,266

EXPENSES
Salaries and employee benefits                                      25                    143          129
Other expenses                                                      35                    440          937
                                                              --------               --------     --------
Total expenses                                                      60                    583        1,066
                                                              --------               --------     --------
Income before income taxes and equity
   in undistributed net income of the Bank                       3,527                 10,472       41,200
Equity in undistributed net income
   of the Bank                                                     185                  1,060           --
                                                              --------               --------     --------
Income before taxes                                              3,712                 11,532       41,200
Provision for income taxes                                       1,430                  4,992        3,573
                                                              --------               --------     --------
Net income                                                    $  2,282               $  6,540     $ 37,627
                                                              ========               ========     ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE P - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE TWO MONTHS
                                                                            ENDED             FOR THE YEARS ENDED
                                                                        DECEMBER 31,               OCTOBER 31,
                                                                     ------------------      ----------------------
                                                                             1999              1999        1998
                                                                             -----             -----       ----

  Operating activities:
Net income                                                                 $ 2,282           $ 6,540      $ 37,627
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Gain on sales of investment securities                                      (3,110)           (7,634)      (38,909)
Equity in undistributed net income of the Bank                                (185)           (1,060)          --
(Increase) in deferred taxes                                                    --            (1,402)         (925)
Increase in other liabilities                                                2,328             6,583           727
Increase (decrease) in other assets                                           (351)              920           (80)
                                                                           -------           -------      --------
Net cash provided by (used in) operating activities                            964             3,947        (2,015)
                                                                           -------           -------      --------
  Investing activities:
Investment in subsidiaries                                                      --           (25,216)           --
Proceeds from sale of investment securities
   available for sale                                                        3,110             7,634        42,916
Purchases of investment securities
   available for sale                                                       (2,435)          (17,178)           --
                                                                           -------           -------      --------
Net cash provided by (used in) investing activities                            675           (34,760)       42,916
                                                                           -------           -------      --------

  Financing activities:
Proceeds from exercise of common stock options                                  --                 9           --
Dividends paid                                                                  --              (680)       (1,531)
                                                                           -------           -------      --------
Net cash (used in) financing activities                                         --              (671)       (1,531)
                                                                           -------           -------      --------

  Net increase (decrease) in cash and cash equivalents                       1,639           (31,484)       39,371
  Cash and cash equivalents at beginning of year                            33,774            65,258        25,887
                                                                           -------           -------      --------
  Cash and cash equivalents at end of year                                 $35,413           $33,774      $ 65,258
                                                                           =======           =======      ========

Supplemental disclosures of cash flow information:
  Cash used to pay income taxes                                            $    --           $ 2,602      $  4,419


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
                                                        ========         ========         ========         ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 DECEMBER 31, 1999 AND OCTOBER 31, 1999 AND 1998

NOTE Q (CONTINUED)


                                                                              THREE MONTHS ENDED
                                                        -------------------------------------------------------------
                                                        JANUARY 31       APRIL 30         JULY 31          OCTOBER 31
                                                        ----------       ----------       ----------       ----------
                                                                                    1998
                                                                                    ----
Interest income                                         $    610         $    934         $    913         $    856
                                                        --------         --------         --------         --------
Net interest income                                          610              934              913              856
Gain (loss) on sale of securities                         38,926              (17)              --               --
Other operating expenses                                    (142)            (444)            (131)            (349)
                                                        --------         --------         --------         --------
Income before taxes                                       39,394              473              782              551
Provision (benefit) for taxes                              3,319              (90)             440              (96)
                                                        --------         --------         --------         --------
Net income                                              $ 36,075         $    563         $    342         $    647
                                                        ========         ========         ========         ========

Per share data
  Net income per common share
  Basic                                                 $  16.97         $    .26         $    .16         $    .30
                                                        ========         ========         ========         ========
  Diluted                                               $  16.01         $    .25         $    .15         $    .29
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

                                     BERKSHIRE BANCORP INC.

                                     BY:   /s/  Steven Rosenberg
                                           ------------------------------------
                                                STEVEN ROSENBERG
                                           President, (Chief Executive Officer)


                                     DATE: January 16, 2001
                                           ------------------------------------

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----
                                    President, (Chief
                                    Executive Officer,
                                    Principal Financial
                                    Officer and Principal
                                    Accounting Officer);
/s/  Steven Rosenberg               Director                  January 16, 2001
-------------------------
      STEVEN ROSENBERG

/s/  William Cohen                  Director                  January 16, 2001
-------------------------
      WILLIAM COHEN

/s/  Moses Marx                     Director                  January 16, 2001
-------------------------
      MOSES MARX

/s/ Randolph B. Stockwell           Director                  January 16, 2001
--------------------------
     RANDOLPH B. STOCKWELL



                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......>=