Form 10-Q/A
period 2000-09-30
BERKSHIRE BANCORP INC /DE/
filed 2001-01-17
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ------------------
                                       or

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
Yes  X   No
    --      --
         As of November 6, 2000, there were 2,065,552 outstanding shares of the issuers Common Stock, $.10 par value.

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q for the quarterly period ended September 30, 2000, as set forth in the pages attached hereto:

ITEM 1 -FINANCIAL STATEMENTS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

ITEM 1 - FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                      2000                1999
                                                  ---------------------------------------
ASSETS
Cash and due from banks                              $    502           $   2,545
Interest bearing deposits                              12,510               3,834
Federal funds sold                                     10,750              13,500
                                                     --------           ---------
Total cash and cash equivalents                        23,762              19,879
Investment Securities:
 Available-for-sale                                    96,886              84,498
 Held-to-maturity                                         860               4,999
                                                     --------            --------
Total investment securities                            97,746              89,497
Loans, net of unearned income                          74,564              65,591
 Less: allowance for loan losses                       (1,053)               (923)
                                                     --------            --------
Net loans                                              73,511              64,668
Accrued interest receivable                             2,050               1,614
Premises and equipment, net                               308                 370
Prepaid expenses and other                              2,955               4,029
Goodwill, net of amortization of
 $1,206 in 2000 and $730 in 1999                       11,701              12,073
                                                     --------            --------
Total assets                                         $212,033            $192,130
                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                $ 13,340            $ 15,549
 Interest bearing                                      84,656              88,538
                                                     --------            --------
Total deposits                                         97,996             104,087
Securities sold under agreements to repurchase         20,402                  --
Long term borrowings                                    6,500               1,500
Accrued interest payable                                  708                 161
Accrued other liabilities                                 957               1,569
Income taxes payable                                    2,039               2,741
Deferred tax liability                                    100               4,002
                                                     --------            --------
Total liabilities                                     128,702             114,060
                                                     --------            --------
Stockholders' equity
 Preferred stock - $.10 Par value:                         --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   September 30, 2000, 2,124,449 shares
   December 31, 1999, 2,127,265 shares                    256                 256
Additional paid-in capital                             78,741              78,570

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     2000                1999
                                                                               ----------------------------------
Accumulated other comprehensive
 (loss) income, net                                                                   (1,190)              4,425
Retained earnings (accumulated deficit)                                                8,531              (2,421)
Less: Common stock in treasury - at cost:
 September 30, 2000, 441,646 shares
 December 31, 1999, 438,830 shares                                                    (3,007)             (2,760)
                                                                                    --------            --------
Total stockholders' equity                                                            83,331              78,070
                                                                                    --------            --------
                                                                                    $212,033            $192,130
                                                                                    ========            ========


                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                                               FOR THE                          FOR THE
                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------   -----------------------------
                                                         2000             1999             2000          1999
                                                       --------         --------         --------      ------
INTEREST INCOME
Short-term interest-earning assets                      $   196          $   286          $   903      $1,820
Securities and other investments                          1,733            1,156            4,637       3,081
Loans                                                     1,655            1,018            4,695       2,752
                                                        -------          -------          -------      ------
Total interest income                                     3,584            2,460           10,235       7,653
                                                        -------          -------          -------      ------
INTEREST EXPENSE
Deposits                                                  1,010              594            3,027       2,195
Borrowings                                                  364               23              580          68
                                                        -------          -------          -------      ------
Total interest expense                                    1,374              617            3,607       2,263
                                                        -------          -------          -------      ------
Net interest income                                       2,210            1,843            6,628       5,390
PROVISION FOR LOAN LOSSES                                    10               15               15          40
                                                        -------          -------          -------      ------
Net interest income after
 provision for loan losses                                2,200            1,828            6,613       5,350
                                                        -------          -------          -------      ------
NON-INTEREST INCOME
Investment securities gains                                 209            4,688           13,288       6,863
Other income                                                934              164            1,189         577
                                                        -------          -------          -------      ------
Total non-interest income                                 1,143            4,852           14,477       7,440
                                                        -------          -------          -------      ------
NON-INTEREST EXPENSE
Salaries and employee benefits                              548              483            1,623       1,402
Net occupancy expense                                       116              115              333         323
Equipment expense                                            26               34               74          91
FDIC assessment                                               7                3               21           6
Data processing expense                                       5                5               15          15
Amortization of goodwill                                    159              182              477         547
Other                                                       242              219            1,153         825
                                                        -------          -------          -------      ------
Total non-interest expense                                1,103            1,041            3,696       3,209
                                                        -------          -------          -------      ------
Income before provision for taxes                         2,240            5,639           17,394       9,581
Provision for income taxes                                  638            1,729            6,229       3,603
                                                        -------          -------          -------      ------
Net income                                              $ 1,602          $ 3,910          $11,165      $5,978
                                                        =======          =======          =======      ======
Net income per share:
 Basic                                                  $   .75         $   1.84         $   5.24      $ 2.81
                                                        =======         ========         ========      ======
 Diluted                                                $   .75         $   1.73         $   5.13      $ 2.64
                                                        =======         ========         ========      ======


                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         -----------------------------
                                                                            2000              1999
                                                                           ------            -----
  Cash flows from operating activities:
Net income                                                                 $ 11,165          $  5,978
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                               (13,288)           (6,863)
Depreciation and amortization and other                                         594               635
Provision for loan losses                                                        15                40
  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                     (436)             (685)
 Decrease in prepaid expenses and other                                       1,434             1,060
 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                               (412)            2,351
                                                                            --------          --------
 Net cash provided by (used in) operating activities                           (928)            2,516
                                                                            --------          --------

  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                  (285)               --
Investment in The Berkshire Bank                                               (105)          (25,217)
Cash of entity acquired                                                          --            22,439
Proceeds from sales of Elottery common stock                                 13,288             6,863
Investment securities available for sale
 Purchases                                                                  (54,075)          (55,165)
 Sales                                                                       36,159            33,597
Net increase in loans                                                        (8,973)          (11,516)
Acquisition of premises and equipment                                           (15)             (184)
                                                                           --------          --------
Net cash (used in) investing activities                                     (14,006)          (29,183)
                                                                           --------          --------

  Cash flows from financing activities:
Net (decrease) in non interest bearing deposits                              (2,209)           (5,537)
Net increase (decrease) in interest bearing deposits                         (3,882)            1,998
Increase in securities sold under agreements to repurchase                   20,402                --
Increase in long term borrowings                                              5,000                --
Proceeds from exercise of common stock options                                   15                 9
Acquisition of treasury stock                                                  (296)               --
Dividends paid                                                                 (213)             (213)
                                                                            --------          --------
Net cash provided by (used in) financing activities                          18,817            (3,743)
                                                                            --------          --------

                                                                                   2000              1999
                                                                                 ---------       -------------
  Net increase (decrease) in cash                                                  3,883           (30,410)
  Cash - beginning of period                                                      19,879            65,136
                                                                                --------          --------
  Cash - end of period                                                          $ 23,762          $ 34,726
                                                                                ========          ========
Supplemental cash flow information:
 Cash used to pay interest                                                      $  3,060          $  3,327
  Cash used to pay taxes                                                        $  6,122          $    340





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


                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------------------
                                                      Income                  Shares               Per share
                                                    (numerator)           (denominator)             amount
                                                -------------------    --------------------    -----------------
Basic earnings per share
 Net income available to
  common stockholders                                  $1,602               2,124                  $ .75
Effect of dilutive securities
 Options                                                   --                   1                    .00
                                                       ------              ------                  -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $1,602               2,125                  $ .75
                                                       ======              ======                  =====




                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ---------------------------------------------------------------
                                                      Income                  Shares              Per share
                                                    (numerator)           (denominator)             amount
                                                -------------------    --------------------    ----------------
Basic earnings per share
 Net income available to
  common stockholders                                 $11,165               2,131                 $5.24
Effect of dilutive securities
 Options                                                   --                  45                  (.11)
                                                      -------               -----                 -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                 $11,165               2,176                 $5.13
                                                      =======               =====                 =====


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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3.  (CONTINUED)


                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ----------------------------------------------------------------
                                                       Income                  Shares               Per share
                                                    (numerator)           (denominator)              amount
                                                -------------------    --------------------    ------------------
Basic earnings per share
 Net income available to
  common stockholders                                  $3,910               2,125                  $1.84
Effect of dilutive securities
 Options                                                   --                 135                   (.11)
                                                       ------              ------                  -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $3,910               2,260                  $1.73
                                                       ======              ======                  =====





                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                ---------------------------------------------------------------
                                                      Income                  Shares              Per share
                                                    (numerator)           (denominator)            amount
                                                -------------------    --------------------   -----------------
Basic earnings per share
 Net income available to
  common stockholders                                  $5,978               2,127                  $2.81
Effect of dilutive securities
 Options                                                   --                 137                   (.17)
                                                       ------              ------                  -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $5,978               2,264                  $2.64
                                                       ======              ======                  =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2000 and December 31, 1999:


                                                                     SEPTEMBER 30, 2000
                                        ---------------------------------------------------------------------
                                                                GROSS              GROSS
                                           AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                             COST               GAINS             LOSSES             VALUE
                                        ---------------   -----------------   ---------------   --------------
                                                                    (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                        $362             $ --           $ (2)               $360
Corporate notes                                  498                1             --                 499
                                                ----             ----           ----                ----
 Totals                                         $860             $  1           $ (2)               $859
                                                ====             ====           ====                ====



                                                                   DECEMBER 31, 1999
                                       ---------------------------------------------------------------------
                                                                GROSS              GROSS
                                           AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                             COST               GAINS             LOSSES             VALUE
                                        ---------------   -----------------   ---------------   -------------
                                                                    (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                      $  522             $ --           $ --              $  522
Corporate notes                                4,477               --             (1)              4,476
                                              ------             ----           ----             -------
 Totals                                       $4,999             $ --           $ (1)             $4,998
                                              ======             ====           ====             =======




                                                                   SEPTEMBER 30, 2000
                                      ---------------------------------------------------------------------------
                                                               GROSS               GROSS
                                         AMORTIZED           UNREALIZED          UNREALIZED            FAIR
                                            COST               GAINS               LOSSES              VALUE
                                      ----------------    ----------------    ----------------    ---------------
                                                                     (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and U.S.
Government Agencies                          $88,254             $ --        $  (792)              $87,462
Mortgage-backed
 securities                                    3,344               --            (46)                3,298
Marketable equity
 securities and other                          6,236              220           (330)                6,126
                                             -------             ----        -------               -------
 Totals                                      $97,834             $220        $(1,168)              $96,886
                                             =======             ====        =======               =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 4. (CONTINUED)


                                                                   DECEMBER 31, 1999
                                         ---------------------------------------------------------------------
                                                                 GROSS             GROSS
                                            AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                              COST               GAINS            LOSSES             VALUE
                                         ---------------   -----------------  ---------------   --------------
                                                                     (In thousands)
Available-For-Sale
Investment securities
U.S. Treasury and
 U.S. Government Agencies                    $65,907           $   --          $(1,161)           $64,746
Mortgage-backed
 securities                                    4,571               --              (75)             4,496
Marketable equity
 securities and other                          6,060            9,745             (549)            15,256
                                            --------           ------          -------            -------
 Totals                                      $76,538           $9,745          $(1,785)           $84,498
                                            ========           ======          =======            =======


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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 5. LOAN PORTFOLIO

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                  SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                                 ---------------------          -----------------------
                                                                % OF                           % OF
                                                      AMOUNT    TOTAL                 AMOUNT   TOTAL
                                                      ------    -----                 ------   -----
Commercial and
professional loans                                  $  8,230     11.0%              $  5,358     8.2%
Secured by real estate                                65,777     88.2                 57,652    87.9
Personal                                                 267      0.4                  2,345     3.6
Other                                                    290      0.4                    236     0.3
                                                    --------    -----               --------   -----
Total loans                                           74,564    100.0%                65,591   100.0%
                                                                =====                          =====
Less:
 Allowance for loan
 losses                                               (1,053)                           (923)
                                                    --------                        --------
Loans, net                                          $ 73,511                        $ 64,668
                                                    ========                        ========



NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                                          SEPTEMBER 30, 2000                DECEMBER 31, 1999
                                       ----------------------               -----------------------
                                        AVERAGE      AVERAGE                  AVERAGE       AVERAGE
                                        AMOUNT        YIELD                    AMOUNT        YIELD
                                        ------        -----                    ------        ------
                                                      (Dollars in thousands)
Demand deposits                         $ 15,032         --                    $ 17,485          --
NOW and money market                      50,273       3.89%                     48,515        3.19%
Savings deposits                           4,540       3.08                       4,721        2.58
Time deposits                             34,243       5.52                      21,714        5.55
                                        --------       ----                    --------        ----
Total deposits                          $104,088       3.83%                   $ 92,435        3.11%
                                        ========       ====                    ========        ====

(1) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                           FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30, 2000                            SEPTEMBER 30, 1999
                             --------------------------------------------  --------------------------------------------
                                                   TAX                                           TAX
                                BEFORE TAX      (EXPENSE)      NET OF TAX     BEFORE TAX      (EXPENSE)     NET OF TAX
                                  AMOUNT         BENEFIT         AMOUNT         AMOUNT         BENEFIT        AMOUNT
                               -------------  -------------   -----------  -------------    -------------  ------------
                                                                   (In thousands)
Unrealized gains on
investment securities:

  Unrealized holding losses
   arising during period          $(15,272)      $ 6,109        $(9,163)      $(1,238)      $   495         $  (743)

  Less reclassification
   adjustment for gains
   realized in net income           13,288        (5,315)         7,973         6,863        (2,745)          4,118
                                  ---------      --------       --------      --------      --------        --------
Other comprehensive
   loss, net                      $ (1,984)      $   794        $(1,190)      $ 5,625       $(2,250)        $ 3,375
                                  =========      ========       ========      ========      ========        ========


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

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------------------------------
                                                    2000                                          1999
                                  ------------------------------------------  -----------------------------------------
                                                  INTEREST                                    INTEREST
                                  AVERAGE            AND         AVERAGE       AVERAGE          AND           AVERAGE
                                  BALANCE        DIVIDENDS      YIELD/RATE     BALANCE       DIVIDENDS       YIELD/RATE
                                  -------       ----------      ----------     -------       --------        ---------
                                                                 (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                         $ 72,242      $1,655             9.16%     $ 49,136       $1,018            8.29%
Investment securities               97,992       1,733             7.07        79,735        1,156            5.80
Other (2)(5)                        18,856         196             4.16        24,559          286            4.66
                                  --------      ------            -----      --------       ------           -----
Total interest-earning assets      189,090       3,584             7.58       153,430        2,460            6.41
                                                                  -----                                      -----
Noninterest-earning assets          17,958                                     29,673
                                  --------                                   --------
Total Assets                       207,048                                    183,103
                                  ========                                   ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits           40,661         368             3.62%       53,431          413            3.09%
Time deposits                       42,235         642             6.08        26,203          181            2.76
Other borrowings                    23,923         364             6.09         1,500           23            6.13
                                  --------      ------            -----      --------       ------           -----
Total interest-bearing
 liabilities                       106,819       1,374             5.15        81,134          617            3.04
                                                ------            -----                     ------           -----
Demand deposits                     13,587                                     17,318
Noninterest-bearing liabilities      4,115                                      9,721
Stockholders' equity                82,527                                     74,930
                                  --------                                   --------
Total liabilities and
 stockholders' equity              207,048                                    183,103
                                  ========                                   ========
Net interest income                              2,210                                       1,843
                                                ======                                      ======
Interest-rate spread (3)                                           2.43%                                     3.37%
                                                                   =====                                    =====
Net interest margin (4)                                            4.68%                                     4.80%
                                                                   =====                                    =====
Ratio of average interest-
 earning assets to average
 interest bearing liabilities         1.77                                       1.89
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


                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------------------------------------------------------------
                                                     2000                                          1999
                                   -----------------------------------------  -------------------------------------------
                                                   INTEREST                                    INTEREST
                                   AVERAGE            AND         AVERAGE       AVERAGE          AND           AVERAGE
                                   BALANCE        DIVIDENDS      YIELD/RATE     BALANCE       DIVIDENDS       YIELD/RATE
                                   -------        ---------      ----------     -------       ---------       ----------
                                                                  (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                          $ 68,922      $  4,695             9.08%     $ 45,298     $  1,820            5.36%
Investment securities                89,257         4,637             6.93        72,123        3,087            5.70
Other (2)(5)                         26,755           903             4.50        30,163        2,752           12.17
                                   --------      --------       ------------    --------     --------       ---------
Total interest-earning assets       184,934        10,235             7.38       147,584        7,653            6.91
                                                                ------------                                ---------
Noninterest-earning assets           19,586                                       29,231
                                   --------                                     --------
Total Assets                        204,520                                      176,815
                                   ========                                     ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits            54,813         1,573             3.83%       54,831        1,281            3.12%
Time deposits                        34,243         1,454             5.66        22,174          914            5.50
Other borrowings                     13,035           580             5.93         1,519           68            5.97
                                   --------      --------       ----------      --------     --------       ---------
Total interest-bearing
 liabilities                        102,091         3,607             4.71        78,524        2,263            3.84
                                                 --------       ----------                   --------       ---------
Demand deposits                      15,033                                       16,937
Noninterest-bearing liabilities       6,328                                        7,866
Stockholders' equity                 81,068                                       73,488
                                   --------                                     --------
Total liabilities and
 stockholders' equity               204,520                                      176,815
                                   ========                                     ========
Net interest income                                 6,628                                       5,390
                                                 ========                                    ========
Interest-rate spread (3)                                              2.67                                       3.07
                                                                ==========                                  =========
Net interest margin (4)                                               4.78%                                      4.87%
                                                                ==========                                  =========
Ratio of average interest-
 earning assets to average
 interest bearing liabilities          1.81                                         1.88
                                   ========                                     ========

----------------------
(1)  Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

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

         The favorable impact on net income due to the pretax gains on the sales of the common stock of Elottery, Inc. of $4.69 million and $13.29 million, respectively, in 1999 and 2000 is not representative of the Company's ongoing business. The Company intends to sell its remaining shares as market conditions allow. The Company acquired its shares of Elottery, Inc. common stock as described in the following paragraphs.

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

         In March 1999, Elottery exercised its right to redeem and convert the

Elottery Preferred Stock into Elottery Common Stock and on April 6, 1999, in exchange for its shares of Elottery Preferred Stock, the Company received 4,193,204 shares of Elottery Common Stock with a market value of approximately $17.7 million. At December 31, 1999 and September 30, 2000, the Company owned 1,792,106 shares and 130,000 shares with a fair market value of approximately $9,744,000 and $211,000, respectively, of Elottery, Inc. common stock.

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

INTEREST INCOME. Interest income for the quarter ended September 30, 2000 increased by $1.12 million, or 45.7%, to $3.58 million from $2.46 million for the quarter ended September 30, 1999. The increase is due to the increase in the average amount of interest earning assets to $189.09 million in the 2000 quarter from $153.43 million in the 1999 quarter and the increase in the average yield on such assets to 7.58% in the 2000 quarter from 6.41% in the 1999 quarter.

         Interest income for the nine months ended September 30, 2000 increased by $2.58 million, or 33.7%, to $10.24 million from $7.65 million for the nine month ended September 30, 1999. The increase is due to the increase in the average amount of interest earning assets to $184.93 million in the nine months ended September 30, 2000 from $147.58 million in the comparable 1999 period and the increase in the average yield on such assets to 7.38% in the nine months of 2000 from 6.91% in the nine months of 1999.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2000 increased by $757,000, or 122.7%, to $1.37 million from $617,000 for the quarter ended September 30, 1999. The increase is due to the increase in the average amount of interest bearing liabilities to $106.82 million in the 2000 quarter from $81.13 million in the 1999 quarter and the increase in the average rates paid on such liabilities to 5.15% in the 2000 quarter from 3.04% in the 1999 quarter.

         Interest expense for the nine months ended September 30, 2000 increased by $1.34 million, or 59.4%, to $3.61 million from $2.26 million for the nine months ended September 30, 1999. The increase is due to the increase in the average amount of interest bearing liabilities to $102.09 million in the nine months of 2000 from $78.52 million in the nine months of 1999 and the increase in the average rates paid on such liabilities to 4.71% in the 2000 period from 3.84% in the 1999 period.

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

         The increase in the average balances of loans during 2000 is due to the increase in commercial and professional loans and loans secured by real estate to $8.23 million and $65.78 million, respectively, at September 30, 2000 from $5.36 million and $57.65 million, respectively, at December 31, 1999, partially offset by the decrease in personal loans to $267,000 at September 30, 2000 from $2.35 million at December 31, 1999.

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2000, service fee income was $126,000 and $381,000, respectively, as compared to $164,000 and $577,000, respectively, for the same periods in 1999. The decrease in service fee income in 2000 as compared to 1999 is due primarily to the decrease in the principal amount of loans serviced for third parties.

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

                                                                    BERKSHIRE BANCORP INC.
                                                        INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 2000
                                                            (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                      -----------------------------------------------------------------------------------------
                                          3 MONTHS           3 THROUGH          1 THROUGH           OVER
                                          OR LESS            12 MONTHS           3 YEARS          3 YEARS            TOTAL
                                          --------           ---------          ---------         -------            -----
Federal funds sold                        $  10,750          $      --           $      --        $      --          $ 10,750
                                 (Rate)        6.59%                --                  --               --              6.59%
                                          ---------          ---------           ---------        ---------          ----------
Interest bearing deposits                    12,510                 --                  --               --            12,510
 in banks
                                 (Rate)        5.96%                --                  --               --              5.96%
                                          ---------          ---------           ---------        ---------          ----------
Loans (1)(2)
Adjustable rate loans                        34,940              3,984              10,180            8,744            57,848
                                 (Rate)        9.73%              8.82%               8.98%            8.97%
Fixed rate loans                                 45                589               3,218           12,864            16,716
                                 (Rate)        9.90%              7.78%               8.36%            7.73%             7.86%
                                          ---------          ---------           ---------        ---------          ----------
Total loans                                  34,985              4,573              13,398           21,608            74,564
Investments (3)(4)                           14,416             16,142              36,851           29,165            96,574
                                 (Rate)        7.35%              5.99%               7.05%            6.92%             6.88%
                                          ---------          ---------           ---------        ---------          ----------
Total rate-sensitive assets                  72,661             20,715              50,249           50,773           194,398
                                          ---------          ---------           ---------        ---------          ----------
Deposit accounts (5)
Savings and NOW                              10,107                 --                  --               --            10,107
                                 (Rate)        2.02%                                                                     2.02%
Money market                                 24,152                 --                  --               --            24,152
                                 (Rate)        4.04%                --                  --               --              4.04%
Time Deposits                                18,894             29,640               1,863               --            50,397
                                 (Rate)        5.45%              6.68%               5.69%              --%             6.18%
                                          ---------          ---------           ---------        ---------           ---------
Total deposit accounts                       53,153             29,640               1,863               --            84,656
Repurchase agreements                        20,402                 --                  --               --            20,402
                                 (Rate)        5.98%                --                  --               --              5.98%
Other borrowings                              5,000                 --                 500            1,000             6,500
                                 (Rate)        6.61%                --                6.09%            5.90%             6.46%
                                          ---------          ---------           ---------        ---------          ----------
Total rate-sensitive liabilities             78,555             29,640               2,363            1,000           111,558
                                          ---------          ---------           ---------        ---------          ----------
Interest rate caps                           20,000                 --                  --          (20,000)               --
Gap (repricing differences)                 (25,894)            (8,925)             47,886           69,773            82,840
                                          =========          =========           =========        =========          ==========
Cumulative Gap                              (25,894)           (34,819)             13,067           82,840
                                          =========          =========           =========        =========
Cumulative Gap to Total Rate
Sensitive Assets                             (13.32)%           (17.91)%              6.72%           42.61%
                                          =========          =========           =========        =========

--------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)  Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

PROVISION FOR LOAN LOSSES. The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of probable estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for loan watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of September 30, 2000.

         Loans on the loan watch list may also be impaired loans, which are defined as nonaccrual loans or troubled debt restructurings, which are not in compliance with their restructured terms. Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these criticized and impaired loans is based on careful analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for loan watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list. Loan watch list loans are managed and monitored by assigned Senior Management.

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

         The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly.

         Since all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

         A loan is placed in a nonaccrual status at the time when ultimate collectibility of principal or interest, wholly or partially, is in doubt. Past due loans are those loans which were contractually past due 90 days or more as to interest or principal payments but are well secured and in the process of collection. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating financial position of the borrower.

         At September 30, 2000 and 1999, the Company had $0 and $121,000, respectively, of non accrual or non performing loans. Loans past due more than 90 days and still accruing interest amounted to $0 at September 30, 2000 and 1999, respectively. As a result of is downward trend as well as management evaluations of the overall analysis of the Bank's allowance for loan losses the provision for the three and nine months ended September 30, 2000 and 1999 deceased $5,000 and $25,000.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                 -------------------------------   --------------------------
                                                   2000             1999             2000             1999
                                                   ----             ----             ----             ----
Average loans outstanding                        $ 72,242         $ 49,136         $ 68,927         $ 45,298
                                                 ========         ========         ========         ========
Allowance at beginning
 of period                                          1,031              874              923              791
Charge-offs:
 Commercial and other loans                            --               --               --               --
 Real estate loans                                     --               --               --               --
                                                 --------         --------         --------         --------
 Total loans charged-off                               --               --               --               --
                                                 --------         --------         --------         --------
Recoveries:
 Commercial and other loans                            12                4              115               62
 Real estate loans                                     --               --               --               --
                                                 --------         --------         --------         --------
  Total loans recovered                                12                4              115               62
                                                 --------         --------         --------         --------
  Net (charge-offs) recoveries                         12                4              115               62
                                                 --------         --------         --------         --------
Provision for loan losses
 charged to operating expenses                         10               15               15               40
                                                 --------         --------         --------         --------
Allowance at end of period                          1,053              893            1,053              893
                                                 --------         --------         --------         --------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                                    .02%             .01%             .17%             .14%
                                                 ========         ========         ========         ========
Allowance as a percent
 of total loans                                      1.43%            1.74%            1.43%            1.74%
                                                 ========         ========         ========         ========
Total loans at end of period                     $ 73,511         $ 51,373         $ 73,511         $ 51,373
                                                 ========         ========         ========         ========


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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                    2000                    1999
                                                              -----------------       --------------
                                                                    AMOUNT                 AMOUNT
                                                                    ------                 ------
                                                                          (in thousands)
Commercial and professional loans                                 $  8,230               $  5,358
Secured by real estate                                              65,777                 57,652
Personal                                                               267                  2,345
Other                                                                  290                    236
                                                                  --------               --------
Total loans                                                         74,564                 65,591
Less:
 Allowance for loan losses                                          (1,053)                  (923)
                                                                  --------               --------
Loans, net                                                        $ 73,511               $ 64,668
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

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bsank as of

September 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                                                      TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                                  FOR CAPITAL      PROMPT CORRECTIVE
                                                        ACTUAL                 ADEQUACY PURPOSES   ACTION PROVISIONS
                                                        ------                 -----------------  --------------------
                                                        AMOUNT        RATIO     AMOUNT    RATIO    AMOUNT     RATIO
September 30, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                                 73,873       77.7%    7,609     >=8.0%        --      N/A
  Bank                                                    15,893       17.1%    7,427     >=8.0%     9,284      >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 72,820       76.6%    3,805     >=4.0%        --      N/A
  Bank                                                    14,840       16.0%    3,714     >=4.0%     5,570      >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 72,820       37.0%    7,869     >=4.0%        --       N/A
  Bank                                                    14,840        8.8%    6,713     >=4.0%     8,391      >=5.0%



                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                                  FOR CAPITAL       PROMPT CORRECTIVE
                                                        ACTUAL                 ADEQUACY PURPOSES    ACTION PROVISIONS
                                                        ------                 -----------------   -----------------
                                                        AMOUNT        RATIO     AMOUNT    RATIO    AMOUNT     RATIO
December 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                                 60,336       59.8%    8,072      >=8.0%        --       N/A
  Bank                                                    13,745       16.5%    6,668      >=8.0%     8,335     >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 59,413       58.9%    4,036      >=4.0%        --      N/A
  Bank                                                    12,822       15.4%    3,334      >=4.0%     5,001      >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 59,413       33.7%    7,019      >=4.0%        --      N/A
  Bank                                                    12,822        8.8%    5,842      >=4.0%     7,302      >=5.0%


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

         As more fully described in Note 2, the Company has entered into an Agreement and Plan of Reorganization with GSB Financial Corporation ("GSB Financial") and its wholly-owned subsidiary, Goshen Savings Bank pursuant to which GSB Financial will be merged with and into the Company and Goshen Bank will be merged with and into The Berkshire Bank. In connection with the merger, holders of common stock of GSB Financial will receive, for each share of common stock of GSB Financial held by them, $20.75, or, in the alternative, at their election, 0.6027 shares of the Company's common stock. The stock component of the transaction will represent 50.1% of the total consideration, while the cash component will represent 49.9%, subject to increase in the stock component up to 60% of the total if a higher number of GSB Financial stockholders elect to receive stock. Depending upon the election of the GSB Financial stockholders, the Company may utilize between $15.70 million and $19.59 million of its available cash to fund the cash component of the transaction.

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


                                            BERKSHIRE BANCORP INC.
                                            -------------------------
                                                  (Registrant)
Date:  January 16, 2001
                                       By:   /s/ Steven Rosenberg
                                             -------------------------
                                              Steven Rosenberg
                                              President and Chief
                                               Financial Officer

                      STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as...........  >=