Form 10-K405
period 2000-12-31
BERKSHIRE BANCORP INC /DE/
filed 2001-03-23
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of March 16, 2001: $26,203,320.

Number of shares of Common Stock outstanding as of March 16, 2001: 1,955,625.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, and other factors referred to in the sections of this Annual Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

      The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Annual Report. Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

                                     PART I

ITEM 1. Business

      General. Berkshire Bancorp Inc., a Delaware corporation ("Berkshire", the "Company" or "we" and similar pronouns), is a bank holding company under the Bank Holding Company Act. As used in this Annual Report on Form 10-K, the term "Berkshire", the "Company" or "we" and similar pronouns shall mean Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. The Company has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank").

      On August 16, 2000, Berkshire and its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., a Delaware corporation that is the immediate parent of The Berkshire Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). Under the terms and subject to the conditions set forth in the Agreement, GSB Financial will be merged with and into Berkshire and Goshen Bank will be merged with and into The Berkshire Bank. In connection with the merger, holders of common stock of GSB Financial will receive, for each share of common stock of GSB Financial held by them, $20.75, or, in the alternative, at their election,
0.6027 shares of Berkshire's common stock. The stock component of the transaction will represent 50.1% of the total consideration, while the cash component will represent 49.9%. The right of the GSB Financial stockholders to elect to receive stock or cash is subject to allocation procedures.

      The completion of the transaction is subject to the satisfaction of various conditions including the receipt of regulatory approval from the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the

Office of Thrift Supervision and the New York State Banking Department. Approval by the stockholders of both GSB Financial and the Registrant will also be required. All such regulatory approvals have been received and on March 8, 2001, the stockholders of Berkshire and GSB Financial voted to approve the merger. The Company anticipates that the transaction will close on or before March 30, 2001.

      On February 7, 2000, the Company acquired 24.9% of the issued and outstanding shares of the common stock of Madison Merchant Services, Inc., a privately held New York State corporation ("Madison"), for a cash purchase price of $285,000. In addition, the Company received an option to purchase up to an additional 26.1% of the presently outstanding shares of Madison common stock during the period from November 1, 2001 through February 1, 2003. Madison currently provides merchant credit card processing services for restaurants, other retail establishments and a variety of other merchants.

      On December 10, 1999, the Board of Directors of the Company approved a change in our fiscal year to December 31. This Annual Report on Form 10-K covers the fiscal year ended December 31, 2000 and the two month transition period ended December 31, 1999.

      On January 4, 1999, Berkshire purchased approximately 99% of the outstanding shares of common stock of the Bank. (See Note A of Notes to Consolidated Financial Statements). On March 31, 1999 and June 16, 2000, we purchased all of the remaining shares of common stock of the Bank. The Company was not engaged in any business operations in the year prior to the acquisition of the Bank. At present, the Bank comprises the Company's only majority owned business operations.

      As a result of the acquisition of the Bank, Berkshire became a bank holding company under the Bank Holding Company Act. As a bank holding company, Berkshire is subject to extensive regulation by the Federal Reserve and the Bank remains subject to extensive regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Superintendent of Banks of the State of New York. See "Regulation" below.

      Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank operates from two deposit-taking offices in New York City. Its main office, in Manhattan, is located on the upper floors of a high rise office building and does not offer a customary retail banking presence. Instead, it provides personal, face to face banking services for professionals and other normally high-balance depositors. In 1995, the Bank opened a branch in Brooklyn and in January 2001, the Bank opened a branch in downtown Manhattan. These branches provide the Bank with customary retail banking offices.

      The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

      Operating Plan. The Bank's operating plan concentrates on obtaining deposits from businesses and professionals and investing those funds in conservatively underwritten loans. Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years. Hence, the Bank has, in recent years, invested a majority of its available funds in investment and mortgage-backed securities.

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

      Market Area. The Bank draws its customers principally from the New York City metropolitan area. From time to time, the Bank may make loans or accept deposits from outside the New York metropolitan area, but such transactions generally represent outgrowths of existing local customer relationships. The Bank's merchant credit card processing business, as discussed elsewhere in this report, also includes processing of credit card transactions for merchants outside the New York City metropolitan area.

      Competition. The Bank's principal competitors for deposits are other commercial banks, savings banks, savings and loan associations and credit unions in the Bank's market area, as well as money market mutual funds, insurance companies and securities brokerage firms. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage bankers, finance companies and other institutional lenders. The New York City metropolitan area includes offices of many of the largest financial institutions in the world. Many of the institutions which compete with the Bank have much greater financial and marketing resources than the Bank. The Bank's principal methods of competition include the quality of the personal service it provides, the types of business services it provides, and other marketing programs.

      Operations of the Bank. Reference is made to the information set forth in
Item 7 herein ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for information as to various aspects of the Bank's operations, activities and conditions.

      Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has no subsidiaries.

      Regulation. On January 4, 1999, as a result of the acquisition of the Bank, Berkshire became a bank holding company under federal law and registered as such with the Federal Reserve. The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the FDIC.

      Both Berkshire and the Bank are subject to extensive state and federal regulation of their activities. The following discussion summarizes certain banking laws and regulations that affect Berkshire and the Bank. Proposals to change these laws and regulations are frequently proposed in Congress, in the New York State legislature, and before state and federal bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature and effect of which cannot now be predicted.

      Most recently, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which makes major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, authorizes affiliations among commercial banks, securities underwriting firms and insurance underwriting firms.

      Bank Holding Company Regulation. The Federal Reserve is authorized to make regular examinations of the Company and its nonbank subsidiaries. Under federal law and Federal Reserve regulations, the activities in which the Company and its nonbank subsidiaries may engage are limited. The Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the Federal Reserve, except as specifically authorized under federal law and Federal Reserve regulations. The Company, subject to the approval of the Federal Reserve, may acquire more than 5% of the voting shares of non-banking corporations if those corporations engage in activities which the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These limitations also apply to activities in which the Company engages directly rather than through a subsidiary. However, pursuant to

Section 103 of the Gramm-Leach-Bliley Act, the Company may elect, provided it meets certain conditions, to engage in a significantly broader range of activities or own shares of companies that engage in such broader activities, those that are determined to be financial in nature or incidental to such financial activity or complementary in certain situations, to a financial activity. The Company has not so elected.

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

      At December 31, 2000, the Company satisfied all applicable Federal Reserve minimum capital requirements.

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

      Regulation of the Bank. In general, the powers of the Bank are limited to the express powers described in the New York Banking Law and powers incidental to the exercise of those express powers. The Bank is generally authorized to accept deposits and make loans on terms and conditions determined to be acceptable to the Bank. Loans may be unsecured, secured by real estate, or secured by personal property. The Bank may also invest assets in bonds, notes or other debt securities which are not in default and certain limited classes of equity securities including certain publicly traded equity securities in an amount aggregating not more than 2% of assets or 20% of capital. The Bank may also engage in a variety of other traditional activities for commercial banks, such as the issuance of letters of credit.

      The exercise of these state-authorized powers is limited by FDIC regulations and other federal laws and regulations. In particular, FDIC regulations limit the investment activities of state-chartered, FDIC-insured banks such as the Bank.

      Under FDIC regulations, the Bank generally may not directly or indirectly acquire or retain any equity investment that is not permissible for a national bank. In addition, the Bank may not directly or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the applicable FDIC insurance fund and the Bank is in compliance with applicable regulatory capital requirements. FDIC regulations permit real estate investments under certain circumstances. The Bank does not engage in real estate investing activity.

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

      The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 2000, the Bank's Tier I leverage capital ratio was 8.47%.

      The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2000, the Bank maintained a 12.89% Tier I risk-based capital ratio and a 13.83% total risk-based capital ratio.

      In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2000, the Bank was well capitalized under all three of these standards.

      Community Reinvestment Act. The Bank must, under federal law, meet the credit needs of its community, including low and moderate income segments of its community. The FDIC is required, in connection with its examination of the Bank, to assess whether the Bank has satisfied this requirement. Failure to satisfy this requirement could adversely affect certain applications which the Bank may make, such as branch applications, merger applications, and applications for permission to purchase branches. In the case of Berkshire, the Federal Reserve will assess the record of each subsidiary bank in considering certain applications by Berkshire. The New York Banking Law contains similar provisions applicable to the Bank. As of the most recent Community Reinvestment Act examinations by the FDIC and the New York State Banking Department, the Bank received satisfactory ratings.

      Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 1999 and 2000 calendar years totaled approximately $1.1 million. However, the ability of Berkshire to pay dividends is not presently dependent upon the receipt of dividends from the Bank.

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

      The Bank may make loans to its directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits. Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, the Bank may make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank has no such benefit or compensation programs (see Item. 2 - Properties for additional information).

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

      However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2000 was equal to 0.02120% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2001, the assessment decreased to 0.0196% of the Bank's insured deposits.

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

      Governmental Policies. Our earnings are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve frequently uses these instruments of monetary policy, especially its open-market operations and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect which they may have on our business and earnings.

      Discontinued Operations. On December 19, 1995, as the result of a merger transaction, the Company exchanged its equity interest in a development stage company named Unistar Gaming Corp. for Common and Preferred Stock of Executone Information Systems, Inc. (See Note C of Notes to Consolidated Financial Statements.)

      Personal Holding Company Status. For the fiscal years ended December 31, 2000 and October 31, 1999, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we are required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on November 17, 2000 and September 14, 1999, the Board of Directors of the Company declared cash dividends in the amounts of $.44, and $.12 per common share, respectively. (See Dividends in Item 5).

      Employees. On March 16, 2001, Berkshire had one full time employee and the Bank employed approximately 22 full time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

      The following are Berkshire's and the Bank's principal facilities, all of which are leased, as of March 16, 2001:

                                      Approximate   Approximate
                                      Floor Area    Annual          Lease
Location       Operations             (Sq. Ft.)     Rent            Expiration
------------   -----------------      ---------     ---------       ----------
New York, NY   Executive Offices      1,500         $  18,000           (1)(3)
New York, NY   Main Bank Office       5,100         $ 352,000       March 2006
Brooklyn, NY   Bank Branch            4,500         $ 114,000       June 2001
New York, NY   Bank Branch            5,500         $ 237,000       June 2005 (2)(3)

----------
(1) Rented on a month to month basis from a company affiliated with Mr. Marx, a director of the Company.
(2)   Leased from a company affiliated with Mr. Marx, a director of the Company.
(3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

      On February 23, 2001, the Company entered into a contract to purchase a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.45 million in cash. The Company intends to utilize the property for banking offices and a bank branch.

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

                                                          High          Low
                                                          ----          ---
Fiscal Year Ended December 31, 2000
-----------------------------------
January 1, 2000 to March 31, 2000                         37.50         29.688
April 1, 2000 to June 30, 2000                            37.313        30.625
July 1, 2000 to September 30, 2000                        36.50         30.50
October 1, 2000 to December 31, 2000                      31.00         29.00
                                                          High          Low
                                                          ----          ---
Transition Period Ended December 31, 1999
-----------------------------------------
November 1, 1999 to December 31, 1999                     37.00         33.00
                                                          High          Low
                                                          ----          ---
Fiscal Year Ended October 31, 1999
----------------------------------
November 1, 1998 to January 31, 1999                      41.00         29.50
February 1, 1999 to April 30, 1999                        43.062        32.00
May 1, 1999 to July 31, 1999                              45.00         39.50
August 1, 1999 to October 31, 1999                        39.50         34.00

      As of the close of business on March 16, 2001, there were approximately 2,119 holders of record of the Company's Common Stock.

Dividends

      On November 16, 1998, the Company paid a special dividend of $.72 per Common Share to shareholders of record as of the close of business on October 29, 1998. On October 29, 1999, the Company paid a special dividend of $.12 per Common Share to shareholders of record as of the close of business on October 25, 1999. On December 28, 2000, the Company paid a special dividend of $.44 per Common Share to shareholders of record as of the close of business on December 12, 2000. The primary purpose for declaring these dividends was the probable then current status of the Company as a "personal holding company" for federal income tax purposes; and that, as a result thereof, if dividends were not declared and paid to the Company's shareholders, the Company would have incurred substantial additional federal income tax liability.

      On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company in the amount of $.20 per share per annum, payable in equal semi-annual installments of $.10 each. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends as follows:

                                                                          Per Share
Declaration Date          Record Date            Payment Date              Amount
------------------------  ---------------------  ----------------------  -----------
March 23, 1999            April 15, 1999         April 30, 1999             $ .10

September 14, 1999        October 15, 1999       October 29, 1999           $ .10

March 30, 2000            April 14, 2000         April 28, 2000             $ .10

September 25, 2000        October 10, 2000       October 24, 2000           $ .10

      The declaration, payment and amount of such dividends in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                       Five Year Financial Highlights (a)

      The following is a summary of certain financial information with respect to the Company at and for the fiscal year ended December 31, 2000, at and for the proforma twelve months ended December 31, 1999 and as of and for the fiscal years ended October 31, 1999, 1998, and 1997. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                    December 31,                    October 31,
                                --------------------    --------------------------------
                                  2000       1999(b)      1999        1998        1997
                                  ----       -------      ----        ----        ----
                                    (Dollars in thousands, except for per share data)
Balance Sheet Data:
Total Assets                    $244,023    $192,130    $180,986    $ 66,830    $ 64,521
Loans, net                        74,515      64,668      59,652          --          --
Investment securities            117,060      89,497      82,876          --      38,067
Goodwill                          11,543      12,073      12,195          --          --
Deposits                         137,647     104,087     102,318          --          --
Stockholders' equity              79,107      78,070      73,306      65,466      61,729

Interest income                   14,019       9,852       8,525       3,313         669
Interest expense                   5,184       3,101       2,548          --          --
                                --------    --------    --------    --------    --------
Net interest income before
 provision for loan losses         8,835       6,751       5,977       3,313         669
Provision for loan losses             55          55          45          --          --
                                --------    --------    --------    --------    --------
Net interest income                8,780       6,696       5,932       3,313         669
Investment securities gains       13,288      10,731       7,622      38,909      16,845
Other income                       1,330         578         633          44         119
Other expenses                     3,829       3,489       2,948       1,066         823
Amortization of goodwill             635         730         608          --          --
                                --------    --------    --------    --------    --------
Income (loss) before
 income taxes                     18,934      13,786      10,631      41,200      16,810
Provision for income taxes         6,868       5,527       4,091       3,573         100
                                --------    --------    --------    --------    --------
Net income (loss)               $ 12,066    $  8,259    $  6,540    $ 37,627    $ 16,710
                                ========    ========    ========    ========    ========
Net income (loss) per share:
 Basic                          $   5.76    $   3.88    $   3.08    $  17.70    $   7.78
                                ========    ========    ========    ========    ========
 Diluted                        $   5.76    $   3.65    $   2.89    $  16.66    $   7.45
                                ========    ========    ========    ========    ========
Cash dividends per
 common share                   $    .64    $    .32    $    .32    $    .72    $     --
                                ========    ========    ========    ========    ========

Selected Operating Ratios
Return on average assets (c)         5.8%        7.0%        3.9%       55.0%       32.9%
Return on average equity (c)        14.9%       14.6%        6.2%       57.2%       33.8%
Net interest margin (c)              4.7%        4.9%        4.4%        4.8%        1.3%
Average equity/average assets       39.1%       47.9%       48.3%       96.2%       97.3%
Allowance for loan
losses/total loans                   1.5%        1.4%        1.5%         --          --

(a) The prior years' amounts have been reclassified to conform to the current years' presentation.
(b) On December 10, 1999, the Company changed its fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999. For presentation purposes, proforma operations data is shown for the twelve months ended December 31, 1999.
(c) Selected amounts for the two months ended December 31, 1999 were annualized to calculate ratios.

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries ("Berkshire", the "Company" or "we" and similar pronouns) for the fiscal year ended December 31, 2000, the two months ended December 31, 1999 and for the fiscal year ended October 31, 1999. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

General

      On December 10, 1999, the Board of Directors of the Company approved a change in fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999.

      The Company's historic financial statements included in this Form 10-K for the twelve months ended October 31, 1999 do not include the operations of the Bank for the period from November 1, 1998 through January 3, 1999. However, to provide comparability with prior year periods, the income statement data discussed for the twelve months ended October 31, 1999 are based upon proforma data for the Company after the acquisition of the Bank, and the Company during fiscal 1999 prior to the acquisition. Proforma information as of and for the fiscal years ended October 31, 1998 and 1997 has been provided for comparison purposes.

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

                                                              Twelve Months Ended
                                                                  October 31,
                                                     -------------------------------------
                                                       1999           1998         1997
                                                     ---------     ---------     ---------
                                                (Dollars in thousands, except per share amounts)
Earnings Summary:
Interest income                                      $   9,515     $   9,392     $   6,076
Interest expense                                         2,964         3,642         3,836
                                                     ---------     ---------     ---------
Net interest income                                      6,551         5,750         2,240
Provision for possible loan losses                          45            60            60
                                                     ---------     ---------     ---------
Net interest income after provision
 for possible loan losses                                6,506         5,690         2,180
Other income (loss)                                      8,355        39,311        17,336
Other expenses                                          (4,156)        4,474         4,214
                                                     ---------     ---------     ---------
Income (loss) before income taxes
 and extraordinary items                                10,705        40,527        15,302
Income taxes                                             4,844         3,258           145
                                                     ---------     ---------     ---------
Income (loss) before extraordinary items                 5,861        37,269        15,157
Extraordinary items                                         --           150            --
                                                     ---------     ---------     ---------
Net income (loss)                                    $   5,861     $  37,119     $  15,157
                                                     =========     =========     =========
Per Share Data:
Weighted average common shares outstanding-basic         2,126         2,126         2,147
Weighted average common shares outstanding-diluted       2,261         2,258         2,244
Net income per common share- basic                   $    2.76     $   17.46     $    7.06
Net income per common share- diluted                 $    2.59     $   16.44     $    6.75
Dividends paid per common share                      $     .32     $     .72     $      --

Balance Sheet Summary:
Investment securities                                $  82,876     $  50,785     $  75,696
Cash and cash equivalents                               23,829        47,472        18,816
Loans, net                                              59,652        38,994        36,992
Allowance for loan losses                                 (905)         (803)         (723)
Total assets                                           183,148       155,388       152,961
Deposits                                               102,318        86,232        89,469
Stockholder's equity                                 $  72,586     $  64,958     $  60,176

Performance Ratios:
Return on average assets                                   3.3%         23.9%          9.9%
Return on average equity                                   8.4%         57.4%         25.2%
Average equity to average assets                          39.6%         41.1%         39.3%
Net Interest Margin                                        4.4%          3.9%          2.3%

Discussion of Results of Operations

Overview

      Fiscal Year Ended December 31, 2000 Compared to Two Months Ended December 31, 1999. Net income was $12.07 million, or $5.76 per diluted share, for the fiscal year ended December 31, 2000, compared to $2.28 million, or $1.01 per diluted share, for the two months ended December 31, 1999 and $13.69 million, or $6.06 per diluted share, on an annualized basis.

      Two Months Ended December 31, 1999 Compared to Fiscal Year Ended October 31, 1999. Net income was $2.28 million, or $1.01 per diluted share, for the two months ended December 31, 1999 and $13.69 million, or $6.06 per diluted share, on an annualized basis, compared to $6.54 million, or $2.89 per diluted share, in fiscal 1999.

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

Net Interest Income

      Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest- earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Company designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

      The Company's average balances, interest, and average yields are set forth on the following tables (in thousands, except percentages):

                                                  Twelve Months Ended
                                                   December 31, 2000
                                            ---------------------------------
                                                          Interest    Average
                                             Average        and       Yield/
                                             Balance      Dividends    Rate
                                             -------      ---------    ----
INTEREST-EARNING ASSETS:
Loans (1)                                   $ 70,357      $  6,397     9.09%
Investment securities                         90,918         6,381     7.01
Other (2)(5)                                  27,410         1,241     4.53
                                            --------      --------     ----
Total interest-earning assets                188,685        14,019     7.43
                                                                       ----
Noninterest-earning assets                    18,237
                                            --------
Total Assets                                $206,922
                                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     49,036         1,845     3.76
Time deposits                                 42,158         2,499     5.93
Other borrowings                              14,277           840     5.88
                                            --------      --------     ----
Total interest-bearing
 liabilities                                 105,471         5,184     4.92
                                                          --------     ----

Demand deposits                               14,848
Noninterest-bearing
liabilities                                    5,652
Stockholders' equity (5)                      80,951
                                            --------

Total liabilities and
 stockholders' equity                       $206,922
                                            ========

Net interest income                                       $  8,835
                                                          ========

Interest-rate spread (3)                                               2.51%
                                                                       ====

Net interest margin (4)                                                4.68%
                                                                       ====

Ratio of average interest-
earning assets to average
interest bearing liabilities                  178.90%
                                              ======

----------
(1)   Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.

                                            Two Months Ended                     Twelve Months Ended
                                          December 31, 1999 (6)                  October 31, 1999 (7)
                                    ---------------------------------     ---------------------------------
                                                  Interest    Average                  Interest     Average
                                    Average         and        Yield/     Average         and        Yield/
                                    Balance      Dividends     Rate       Balance      Dividends     Rate
                                    -------      ---------     ----       -------      ---------     ----
INTEREST-EARNING ASSETS:
Loans (1)                           $ 61,691      $    892     8.68%      $ 44,893      $  3,623     8.07%
Investment securities                 77,149           767     5.97         66,352         3,760     5.67
Other (2)(5)                          20,299           184     5.44         38,573         2,132     5.53
                                    --------      --------     ----       --------      --------     ----
Total interest-earning assets        159,139         1,843     6.95        149,818         9,515     6.35
                                                               ----                                  ----
Noninterest-earning assets            52,256                                45,340
                                    --------                              --------
Total Assets                        $211,395                              $195,158
                                    ========                              ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits             52,659           292     3.33         53,236         1,669     3.14
Time deposits                         32,257           245     4.56         21,714         1,205     5.55
Other borrowings                       1,500            16     6.40          1,514            90     5.94
                                    --------      --------     ----       --------      --------     ----
Total interest-bearing liabilities    86,416           553     3.84         76,464         2,964     3.88
                                                  --------     ----                     --------     ----

Demand deposits                       15,953                                17,485
Noninterest-bearing liabilities        7,863                                 6,994
Stockholders' equity (5)             101,163                                94,215
                                    --------                              --------

Total liabilities and
 stockholders' equity               $211,395                              $195,158
                                    ========                              ========

Net interest income                               $  1,290                              $  6,551
                                                  ========                              ========

Interest-rate spread (3)                                       3.11%                                 2.47%
                                                               ====                                  ====

Net interest margin (4)                                        4.86%                                 4.37%
                                                               ====                                  ====

Ratio of average interest-
earning assets to average
interest bearing liabilities          184.15%                               195.93%
                                      ======                                ======

----------
(1)   Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.
(6) The yields and rates were calculated by annualizing the interest for the two months ended December 31, 1999.
(7) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

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

                                          Twelve Months Ended December 31, 2000
                                                         Versus
                                          Two Months Ended December 31, 1999(1)
                                               Increase (Decrease) Due To
                                         ---------------------------------------
                                          Rate           Volume           Total
                                         -------         -------         -------
Interest-earning assets:
 Loans                                   $   253         $   792         $ 1,045
 Investment securities                       471           1,308           1,779
 Other                                       120              17             137
                                         -------         -------         -------
Total                                        844           2,117           2,961
                                         -------         -------         -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                   226            (133)             93
 Time deposits                               442             587           1,029
 Other borrowings                             (8)            752             744
                                         -------         -------         -------
Total                                        660           1,206           1,866
                                         -------         -------         -------

Net interest income                      $   184         $   911         $ 1,095
                                         =======         =======         =======

(1) Interest income and expense for the two months ended December 31, 1999 were annualized to prepare the rate/volume analysis to properly reflect the changes in volume and rate that occurred during the period.

                                         Two Months Ended December 31, 1999(1)
                                                         Versus
                                          Twelve Months Ended October 31, 1999
                                               Increase (Decrease) Due To
                                        ----------------------------------------
                                         Rate           Volume           Total
                                        -------         -------         -------
Interest-earning assets:
 Loans                                  $   289         $ 1,440         $ 1,729
 Investment securities                      206             636             842
 Other                                      (34)           (994)         (1,028)
                                        -------         -------         -------
Total                                       461           1,082           1,543
                                        -------         -------         -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                  101             (18)             83
 Time deposits                             (154)            419             265
 Other borrowings                             7              (1)              6
                                        -------         -------         -------
Total                                       (46)            400             354
                                        -------         -------         -------

Net interest income                     $   507         $   682         $ 1,189
                                        =======         =======         =======

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

      The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of December 31, 2000 and 1999.

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

      Proceeds from the sales of investment securities for the fiscal year ended December 31, 2000 and for the two month period ended December 31, 1999 were $13,267,000 and $3,110,000, respectively. During the fiscal years ended October 31, 1999 and 1998, such proceeds were $7,634,000 and $42,916,000, respectively.
Gross gains realized on those sales were $13,288,000 and $3,109,000 for the year ended December 31, 2000 and for the two months ended December 31, 1999, respectively and $7,622,000 and $38,909,000 in fiscal years 1999 and 1998, respectively, and are not representative of the Company's ongoing business.

      The gains of approximately $39,161,000 in fiscal 1998 were due to open market sales of the common stock of The Cooper Companies, Inc. which were acquired in 1993. The gains in 2000 and 1999 were due to open market sales of the common stock of Elot, Inc. (formerly Executone Information Systems, Inc.) ("Executone"). The Company acquired its shares of Executone Common Stock as described in the following paragraphs.

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

      In December 1995, the Company sold its minority equity interest in UGC to Executone, a Virginia corporation whose common stock trades on the NASDAQ National Market System. The Company's investment in UGC was approximately $5.2 million.

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

      At December 31, 2000 and 1999 the Company owned 130,000 shares and 1,792,106 shares, respectively, of Executone Common Stock with a fair market value of approximately $65,000 and $9,744,000, respectively.

Non-Interest Expense

      The major categories of non-interest expense include salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. The amortization of intangible assets of $635,000, $122,000 and $608,000 for the fiscal year ended December 31, 2000, for the two months ended December 31, 1999 and the fiscal year ended October 31 1999, respectively, is a result of the goodwill recorded in the acquisition of the Bank.

Income Taxes

      The provision for income taxes was $6.87 million and $1.45 million for the fiscal year ended December 31, 2000 and two months ended December 31, 1999, respectively, and $4.09 million for the fiscal year ended October 31, 1999.

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

      As required by the Statement of Financial Accounting Standard No. 115 ("SFAS No. 115"), securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth. The Bank does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. The Bank generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises. The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

      Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank of New York (the "FHLBNY") which is necessary for it to be a member of the FHLBNY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans. If the Bank borrows from the FHLBNY, the Bank must own stock at least equal to 5% of its borrowings.

      The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated (in thousands):

                                                         Cost         Fair Value
                                                        -------       ----------
               December 31, 2000
  Available-For-Sale
U.S. Government Agencies                                $86,064         $85,952
Mortgage-backed securities                                4,208           4,199
Corporate notes                                           1,654           1,313
Marketable equity securities and other                    4,813           4,845
                                                        -------         -------
Total                                                   $96,739         $96,309
                                                        =======         =======

  Held-To-Maturity
U.S. Government Agencies                                $   296         $   294
Corporate notes                                          20,455          20,408
                                                        -------         -------
Total                                                   $20,751         $20,702
                                                        =======         =======

                                                         Cost         Fair Value
                                                        -------         -------
               December 31, 1999
  Available-For-Sale
U.S. Government Agencies                                $65,907         $64,746
Mortgage-backed securities                                4,571           4,496
Marketable equity securities and other                    6,060          15,256
                                                        -------         -------
Total                                                   $76,538         $84,498
                                                        =======         =======

  Held-To-Maturity
U.S. Government Agencies                                $   522         $   522
Corporate notes                                           4,477           4,476
                                                        -------         -------
Total                                                   $ 4,999         $ 4,998
                                                        =======         =======

                                                         Cost         Fair Value
                                                        -------       ----------
                October 31, 1999
  Available-For-Sale
U.S. Government Agencies                                $65,934         $66,468
Mortgage-backed securities                                4,841           4,768
Marketable equity securities and other                    4,572          11,143
                                                        -------         -------
Total                                                   $75,347         $80,775
                                                        =======         =======

  Held-To-Maturity
U.S. Government Agencies                                $ 1,605         $ 1,603
Corporate notes                                             496             496
                                                        -------         -------
Total                                                   $ 2,101         $ 2,099
                                                        =======         =======

      The following table summarizes the Company's available-for-sale and held-to-maturity securities at December 31, 2000 (dollars in thousands):

                                    Weighted
                                     Average
                                      Yield         Cost       Fair Value
                                      -----         ----       ----------
Available-For-Sale
  U.S. Government
   Agencies Obligations
Due within one year                    5.82%       $15,000      $14,987
Due after one year
 through five years                    5.76         37,492       37,448
Due after five years
 through ten years                     5.88         32,288       32,236
Due after ten years                    5.79          5,817        5,801
                                                   -------      -------
                                                    90,597       90,472
                                                   -------      -------
  Corporate Notes
Due within one year                   12.84            148           88
Due after one year
 through five years                   12.69            733          532
Due after five years
through ten years                     13.41            448          372
                                                   -------      -------
                                                     1,329          992
                                                   -------      -------

  Common Stocks                          --             91          157
  Preferred Stocks                     9.52          3,834        3,800
  Federal Home Loan
   Bank Stock                          6.53            888          888
                                                   -------      -------
                                                     4,813        4,845
                                                   -------      -------
                                                   $96,739      $96,309
                                                   =======      =======

Held-To-Maturity
  U.S. Government
   Agencies Obligations
Due within one year                    7.50              4            4
Due after five years
 through ten years                     7.67            211          210
Due after ten years                    7.42             81           81
                                                   -------      -------
                                                       296          295
                                                   -------      -------
  Corporate Notes
Due within one year                    6.42         20,455       20,407
                                                   -------      -------
                                                   $20,751      $20,702
                                                   =======      =======

Loan Portfolio

      Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2000 and 1999, the Company had total loans of $75.6 million and $65.6 million, respectively, and an allowance for loan losses of approximately $1.11 million and $923,000, respectively. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

      At December 31, 2000, the Bank's total capital was approximately $26.44 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $3.97 million, with an additional approximately $2.64 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $3.97 million. At December 31, 2000, the Bank was in compliance with these standards.

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

      The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                           December 31,
                                       ----------------------------------------------------
                                                2000                       1999
                                       ----------------------        ----------------------
                                                       % of                          % of
                                        Amount         Total          Amount         Total
                                       --------       -------        --------       -------
Commercial and professional loans      $  8,920          11.8%        $ 5,358           8.2%
Secured by real estate                   65,409          86.5          57,652          87.9
Consumer                                    794           1.0           2,581           3.9
Other                                       500           0.7              --            --
                                       --------         -----         -------         -----

Total loans                              75,623         100.0%          65,591        100.0%
                                                        =====                         =====

Less: Allowance for loan losses          (1,108)                         (923)
                                       --------                       -------

Loans, net                             $ 74,515                       $64,668
                                       ========                       =======

                                                   October 31,
                       -------------------------------------------------------------------
                             1999 (1)                 1998 (1)                1997 (1)
                       -------------------     -------------------      ------------------
                                     % of                    % of                    % of
                        Amount       Total       Amount      Total       Amount      Total
                       --------      -----      --------     -----      --------     -----
Commercial and
professional loans     $  6,824      11.3%     $  3,548       8.9%     $  7,011      18.6%
Secured by real
 estate                  51,300      84.7        33,015      82.9        27,164      72.0
Personal                  1,932       3.2         1,970       5.0         2,275       6.0
Other                       501       0.8         1,264       3.2         1,265       3.4
                       --------      ----      --------     -----      --------      ----

Total loans              60,557     100.0%       39,797     100.0%       37,715     100.0%
                                    =====                   =====                   =====

Less:
 Allowance for loan
 losses                    (905)                   (803)                   (723)
                       --------                --------                --------

Loans, net             $ 59,652                $ 38,994                $ 36,992
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

                                    December 31,                October 31,
                                  ----------------     -----------------------------
                                  2000       1999      1999(1)    1998(1)    1997(1)
                                  ----       ----      -------    -------    -------
Nonaccrual loans:

Secured by real estate            $  --      $  --      $121       $ 30       $237
                                  -----      -----      ----       ----       ----

Total nonaccrual loans               --         --       121         30        237
                                  -----      -----      ----       ----       ----

Total nonperforming loans         $  --      $  --      $121       $ 30       $237
                                  =====      =====      ====       ====       ====

Total nonperforming loans            --         --       .07%       .08%       .63%
 to total assets
                                  =====      =====      ====       ====       ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

      The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                December 31, 2000
                                    -----------------------------------------
                                    Allowance
                                    for Loan       Percent of     Percent of
                                     Losses        Allowance      Total Loans
                                     ------        ---------      -----------
Commercial and
 professional loans                  $   89            8.0%          0.12%
Secured by real estate                  654           59.0           0.86
Personal and other                       13            1.2           0.02
General allowance (1)                   352           31.8           0.47%
                                     ------         ------         ------
Total allowance
 for loan losses                     $1,108          100.0%          1.47%
                                     ======         ======         ======

----------
(1)   The allowance for loan losses is allocated to specific loans as necessary.

                                              December 31, 1999
                                    ---------------------------------------
                                    Allowance
                                    for Loan     Percent of    Percent of
                                     Losses      Allowance     Total Loans
                                     ------      ---------     -----------
Commercial and                       $ 105          11.4%         0.16%
 professional loans
Secured by real estate                 620          67.2          0.94
Personal and other                      27           2.9          0.05
General allowance (1)                  171          18.5          0.26
                                     -----         -----         -----
Total allowance
 for loan losses                     $ 923         100.0%         1.41%
                                     =====         =====         =====

----------
(1)   The allowance for loan losses is allocated to specific loans as necessary.

                                              October 31, 1999(2)
                                   -----------------------------------------
                                   Allowance
                                   for Loan      Percent of     Percent of
                                    Losses       Allowance      Total Loans
                                    ------       ---------      -----------
Commercial and
 professional loans                 $  69           7.6%           0.11%
Secured by real estate                569          63.0            0.94
Personal and other                     77           8.5            0.13
General allowance (1)                 190          20.9            0.31
                                    -----         -----           -----
Total allowance
 for loan losses                    $ 905         100.0%           1.49%
                                    =====         =====           =====

----------
(1)   The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                              October 31, 1998(2)
                                   -----------------------------------------
                                   Allowance
                                    for Loan      Percent of     Percent of
                                     Losses       Allowance      Total Loans
                                     ------       ---------      -----------
Commercial and
 professional loans                  $  35           4.4%           0.09%
Secured by real estate                 394          49.1            0.99
Personal and other                      34           4.2            0.09
General allowance (1)                  340          42.3            0.85
                                     -----         -----           -----
Total allowance
 for loan losses                     $ 803         100.0%           2.02%
                                     =====         =====           =====

----------
(1)   The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                 October 31, 1997(2)
                                     -------------------------------------------
                                     Allowance
                                     for Loan      Percent of       Percent of
                                      Losses       Allowance        Total Loans
                                      ------       ---------        -----------
Commercial and
 professional loans                   $  70           9.7%         0.19%
Secured by real estate                  391          54.1          1.04
Personal and other                       41           5.7          0.11
General allowance (1)                   221          30.5          0.59
                                      -----         -----         -----
Total allowance
 for loan losses                      $ 723         100.0%         1.93%
                                      =====         =====         =====

----------
(1)   The allowance for loan losses is allocated to specific loans as necessary.
(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

      The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates (dollars in thousands):

                                         December 31, 2000
                              ---------------------------------------
                              Within     1 to      After
                              1 Year    5 Years    5 Years      Total
                              ------    -------    -------      -----
Commercial-fixed rate         $   --    $  792    $      --    $  792
                              ------    ------    ---------    ------

Commercial-adjustable rate     6,063     2,065           --     8,128
                              ------    ------    ---------    ------

Total                         $6,063    $2,857    $      --    $8,920
                              ======    ======    =========    ======

      The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                     Two Months
                                       Year Ended      Ended
                                       December 31,  December 31,       Years Ended October 31,
                                       ------------  ------------  -----------------------------------
                                           2000          1999      1999(1)       1998(1)       1997(1)
                                         -------       -------     -------       -------       -------
Average loans outstanding                $70,357       $61,691     $48,387       $39,085       $31,081
                                         =======       =======     =======       =======       =======
Allowance at beginning of period             923           905         803           723           824
Charge-offs:
 Real estate loans                            --            --          31            --           196
                                         -------       -------     -------       -------       -------
  Total loans charged-off                     --            --          31            --           196
                                         -------       -------     -------       -------       -------
Recoveries:
 Commercial and other loans                  130             8          78            20            28
 Real estate loans                            --            --          --            --             7
                                         -------       -------     -------       -------       -------
  Total loans recovered                      130             8          78            20            35
                                         -------       -------     -------       -------       -------
  Net recoveries                             130             8          47            20           161
                                         -------       -------     -------       -------       -------
Provision for loan losses
 charged to operating expenses                55            10          55            60            60
                                         -------       -------     -------       -------       -------
Allowance at end of period                 1,108           923         905           803           723
                                         -------       -------     -------       -------       -------
Ratio of net recoveries to
 average loans outstanding (2)               .18%          .08%        .09%          .05%          .51%
                                         =======       =======     =======       =======       =======
Allowance as a percent of total loans       1.47%         1.41%       1.49%         2.02%         1.92%
                                         =======       =======     =======       =======       =======
Total loans at end of period             $75,623       $65,591     $60,557       $39,797       $37,715
                                         =======       =======     =======       =======       =======

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.
(2) Net recoveries have been annualized to calculate ratios for comparability purposes.

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

      The following table summarizes the composition of the average balances of major deposit categories:

                           December 31,          December 31,           October 31,
                               2000               1999 (2)               1999 (1)
                         ----------------    ------------------      ----------------
                         Average  Average     Average  Average       Average  Average
                         Amount    Yield       Amount   Yield        Amount    Yield
                         ------    -----       ------   -----        ------    -----
                                           (Dollars in thousands)
Demand deposits         $ 14,848      --      $ 15,953      --      $ 17,485      --
NOW and money market      44,582    3.85%       47,994    3.49%       48,515    3.19%
Savings deposits           4,454    2.93         4,665    2.66         4,721    2.58
Time deposits             42,158    5.93        32,257    4.56        21,714    5.55
                        --------    ----      --------    ----      --------    ----
Total deposits          $106,042    4.08%     $100,869    3.19%     $ 92,435    3.11%
                        ========    ====      ========    ====      ========    ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.
(2) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

      The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $55.32 million at December 31, 2000.

      The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2000:

                                                      December 31,
                                                         2000
                                                       --------
                                                     (In thousands)
3 months or less                                       $  38,475
Over 3 months but within 6 months                          8,143
Over 6 months but within 12 months                         6,915
Over 12 months                                             1,786
                                                       ---------
Total                                                  $  55,319
                                                       =========

Short-Term Borrowings

      Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. As of December 31, 1999 and October 31, 1999, the Company did not have any short term borrowings. The details of these categories are presented below:

                                                        Year Ended December 31,
                                                                2000
                                                              --------
                                                        (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased
    Balance at year-end                                        $23,127
    Average during the year                                    $12,367
    Maximum month-end balance                                  $24,495
    Weighted average rate during the year                         5.85%
    Rate at December 31                                           5.75%

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

      For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by our Board of Directors. We paid cash dividends of $.64 per share, $.32 per share and $.72 per share in fiscal 2000, 1999 and 1998, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2000, we had cash of $39.8 million and marketable securities of $4.0 million.

Capital

      The capital ratios of the Bank and Berkshire are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. See Note P.

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

                                                                Berkshire Bancorp Inc.
                                                   Interest Rate Sensitivity Gap at December 31, 2000
                                                        (in thousands, except for percentages)
                                  ------------------------------------------------------------------------------

                                     3 Months        3 Through       1 Through          Over
                                      or Less        12 Months        3 Years          3 Years         Total
                                  --------------- -------------------------------- --------------- -------------
Federal funds sold                 $  27,250       $      --       $      --        $      --       $   27,250
                          (Rate)        6.38%             --              --               --             6.38%
Interest bearing deposits              6,605              --              --               --            6,605
 in banks
                          (Rate)        5.79%             --              --               --             5.79%
Loans (1)(2)
Adjustable rate loans                 32,458           6,856          10,987            8,510           58,811
                          (Rate)        9.64%           8.61%           8.97%            8.97%
Fixed rate loans                         463             266           3,383           12,700           16,812
                          (Rate)        7.58%           8.75%           8.30%            7.69%            7.82%
                                   ---------       ---------       ---------        ---------       ----------
Total loans                           32,921           7,122          14,370           21,210           75,623
Investments (3)(4)                    41,698           1,208          20,309           53,204          116,419
                          (Rate)        6.59%           7.31%           6.21%            7.12%            6.77%
                                   ---------       ---------       ---------        ---------       ----------
Total rate-sensitive assets          108,474           8,330          34,679           74,414          225,897
                                   ---------       ---------       ---------        ---------       ----------

Deposit accounts (5)
Savings and NOW                       12,025              --              --               --           12,025
                          (Rate)        1.80%                                                             1.80%
Money market                          20,807              --              --               --           20,807
                          (Rate)        3.88%                                                             3.88%
Time Deposits                         52,806          37,500                                            90,306
                          (Rate)        6.18%           6.29%             --%              --%            6.22%
                                   ---------       ---------       ---------        ---------       ----------
Total deposit accounts                85,638          37,500              --               --          123,138
Other borrowings                      23,127              --             500            1,000           24,627
                          (Rate)        5.75%             --            5.96             5.96%            5.76%
                                   ---------       ---------       ---------        ---------       ----------
Total rate-sensitive liabilities     108,765          37,500             500            1,000          147,765
                                   ---------       ---------       ---------        ---------       ----------
Interest rate caps                    20,000              --              --          (20,000)
Gap (repricing differences)          (20,291)        (29,170)         34,179           93,414           78,132
                                   =========       =========       =========        =========       ==========

Cumulative Gap                       (20,291)        (49,461)        (15,282)          78,132
                                   =========       =========       =========        =========
Cumulative Gap to Total Rate
Sensitive Assets                      ( 8.98)%        (21.90)%         (6.77)%          34.59%
                                   =========       =========       =========        =========

----------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)   Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)   Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

New Accounting Pronouncements

Derivatives and Hedging

      SFAS No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

      See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data.

      Inasmuch as the acquisition of the Bank was consummated on January 4, 1999, the financial statements set forth below include the results of operations of the Bank from the date of the acquisition, January 4, 1999, through December 31, 2000.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000 and two months ended December 31, 1999 and the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2000 and two months ended December 31, 1999 and the year ended October 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 19, 2001 (Except for Note S as to which the date is March 8, 2001)

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       December 31,   December 31,
                                                           2000          1999
                                                       ---------------------------
ASSETS
Cash and due from banks                                 $   2,512     $   2,545
Interest bearing deposits                                   6,605         3,834
Federal funds sold                                         27,250        13,500
                                                        ---------     ---------
Total cash and cash equivalents                            36,367        19,879
Investment Securities:
 Available-for-sale                                        96,309        84,498
 Held-to-maturity, fair value of $20,702
  in 2000 and $4,998 in 1999                               20,751         4,999
                                                        ---------     ---------
Total investment securities                               117,060        89,497
Loans, net of unearned income                              75,623        65,591
 Less: allowance for loan losses                           (1,108)         (923)
                                                        ---------     ---------
Net loans                                                  74,515        64,668
Accrued interest receivable                                 1,355         1,614
Premises and equipment, net                                   359           370
Goodwill, net of accumulated amortization
 of $1,365 in 2000 and $730 in 1999                        11,543        12,073
Other assets                                                2,824         4,029
                                                        ---------     ---------
Total assets                                            $ 244,023     $ 192,130
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                   $  14,509     $  15,549
 Interest bearing                                         123,138        88,538
                                                        ---------     ---------
Total deposits                                            137,647       104,087
Securities sold under agreements to repurchase             23,127            --
Long term borrowings                                        1,500         1,500
Accrued interest payable                                    1,333           161
Accrued other liabilities                                     789         1,569
Income taxes payable                                          520         2,741
Deferred tax liability                                         --         4,002
                                                        ---------     ---------
Total liabilities                                         164,916       114,060
                                                        ---------     ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                             --            --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      -- 2,566,095 shares
  Outstanding --
   December 31, 2000, 1,955,625 shares
   December 31, 1999, 2,127,265 shares                        256           256
Additional paid-in capital                                 78,549        78,570
Accumulated other comprehensive income (loss), net            (85)        4,425
Retained earnings (accumulated deficit)                     8,352        (2,421)
Less: Treasury Stock
 December 31, 2000, 610,470 shares
 December 31, 1999, 438,830 shares                         (7,965)       (2,760)
                                                        ---------     ---------
Total stockholders' equity                                 79,107        78,070
                                                        ---------     ---------
                                                        $ 244,023     $ 192,130
                                                        =========     =========

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                             For The
                                               For The     Two Months      For The
                                             Year Ended       Ended       Year Ended
                                             December 31,  December 31,   October 31,
                                             ------------  ------------   -----------
                                                2000          1999           1999
                                               -------       -------        -------
INTEREST INCOME
Short-term interest-earning assets             $ 1,241       $   184        $   965
Securities and other investments                 6,381           767          4,415
Loans                                            6,397           892          3,145
                                               -------       -------        -------
Total interest income                           14,019         1,843          8,525
                                               -------       -------        -------
INTEREST EXPENSE
Deposits                                         4,344           537          2,473
Borrowings                                         840            16             75
                                               -------       -------        -------
Total interest expense                           5,184           553          2,548
                                               -------       -------        -------
Net interest income                              8,835         1,290          5,977
PROVISION FOR LOAN LOSSES                           55            10             45
                                               -------       -------        -------
Net interest income after
 provision for loan losses                       8,780         1,280          5,932
                                               -------       -------        -------
NON-INTEREST INCOME
Investment securities gains                     13,288         3,109          7,622
Other income                                     1,330            70            633
                                               -------       -------        -------
Total non-interest income                       14,618         3,179          8,255
                                               -------       -------        -------
NON-INTEREST EXPENSE
Salaries and employee benefits                   2,125           324          1,474
Net occupancy expense                              447            70            360
Equipment expense                                  101            22             99
FDIC assessment                                     27             3              8
Data processing expense                             21            --             17
Amortization of goodwill                           635           122            608
Other                                            1,108           188            990
                                               -------       -------        -------
Total non-interest expense                       4,464           729          3,556
                                               -------       -------        -------
Income before provision for taxes               18,934         3,730         10,631
Provision for income taxes                       6,868         1,448          4,091
                                               -------       -------        -------
Net income                                     $12,066       $ 2,282        $ 6,540
                                               =======       =======        =======
Net income per share:
 Basic                                         $  5.76       $  1.07        $  3.08
                                               =======       =======        =======
 Diluted                                       $  5.76       $  1.01        $  2.89
                                               =======       =======        =======

Dividends per share                            $   .64       $    --        $   .32

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For The Year Ended December 31, 2000,
                   For The Two Months Ended December 31, 1999
                    and For The Year Ended October 31, 1999
                                 (In Thousands)

                                                               Accumulated
                                    Common Stock  Additional      other      Accumulated                             Total
                                             Par    paid-in   comprehensive   earnings   Treasury  Comprehensive  stockholders'
                                    Shares  Value   capital    income, net   (deficit)    stock       income         equity
                                    ------  -----  ---------   -----------  ---------    -------     --------       -------
Balance at November 1, 1999          2,566  $256    $78,546     $     --    $(10,563)  $(2,773)                    $65,466

Net Income                                                                     6,540                  6,540          6,540
Treasury shares issued for
 options exercised                                       24                                 13                          37
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                         1,943                              1,943          1,943
                                                                                                    -------
Comprehensive income                                                                                $ 8,483
                                                                                                    =======
Cash dividends                                                                  (680)                                 (680)
                                    ------  ----    -------      -------    --------   -------                     -------
Balance at October 31, 1999          2,566  $256    $78,570      $ 1,943    $ (4,703)  $(2,760)                    $73,306

Net income                                                                     2,282                  2,282          2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                         2,482                              2,482          2,482
                                                                                                    -------
Comprehensive income                                                                                $ 4,763
                                                                                                    =======

                                    ------  ----    -------      -------    --------   -------                     -------
Balance at December 31, 1999         2,566  $256    $78,570      $ 4,425    $ (2,421)  $(2,760)                    $78,070

Net income                                                                    12,066                 12,066         12,066
Treasury shares issued for                              (21)                                49                          28
 options exercised
Acquisition of treasury shares                                                          (5,254)                     (5,254)
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                        (4,510)                            (4,510)        (4,510)
                                                                                                    -------
Comprehensive income                                                                                $ 7,556
                                                                                                    =======
Cash dividends                                                                (1,293)                               (1,293)
                                    ------  ----    -------      -------    --------   -------                     -------
Balance at December 31, 2000         2,566  $256    $78,549      $   (85)   $  8,352   $(7,965)                    $79,107
                                            ====    =======      =======    ========   =======                     =======

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For The      For The Two     For The
                                                            Year Ended    Months Ended  Year Ended
                                                           December 31,   December 31,  October 31,
                                                           ------------   ------------  -----------
                                                               2000          1999          1999
                                                              ------        ------        -----
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 12,066      $  2,282      $  6,540
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gain on investment securities                        (13,288)       (3,109)       (7,622)
Depreciation and amortization                                     740           144           713
Provision for loan losses                                          55            10            45
Increase in deferred taxes                                         --            --        (1,402)
  CHANGES IN ASSETS AND LIABILITIES:
 Decrease (increase) in accrued interest receivable               259           (47)         (817)
 Decrease (increase) in other                                   1,441        (1,025)          115
 (Decrease) increase in accounts payable, other accrued
  expenses, liabilities and income taxes payable               (1,781)        2,806         4,542
                                                             --------      --------      --------
 Net cash (used in) provided by operating activities             (508)        1,061         2,114
                                                             --------      --------      --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Madison Merchant Services, Inc.                    (285)           --            --
Investment in The Berkshire Bank                                 (105)           --       (25,216)
Cash of entities acquired                                          --            --        22,439
Investment securities available for sale
 Purchases                                                    (84,247)       (4,856)      (23,138)
 Sales                                                         81,369         3,110         7,634
Investment securities held to maturity
 Purchases                                                    (19,909)           --            --
Net increase in loans                                          (9,902)       (5,034)      (18,744)
Net increase in loans held for sale                                --            --        (1,872)
Acquisition of premises and equipment                             (93)           --          (191)
                                                             --------      --------      --------
Net cash provided by (used in) investing activities           (33,172)       (6,780)      (39,088)
                                                             --------      --------      --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non interest bearing deposits       (1,040)          873        (6,361)
Net increase in interest bearing deposits                      34,600           896         2,577
Increase in securities sold under agreements
 to repurchase                                                 23,127            --            --
Acquisition of treasury stock                                  (5,254)           --            --
Proceeds from exercise of common stock options                     28            --             9
Dividends paid                                                 (1,293)           --          (680)
                                                             --------      --------      --------
Net cash provided by (used in) financing activities            50,168         1,769        (4,455)
                                                             --------      --------      --------

  Net increase (decrease) in cash and cash equivalents         16,488        (3,950)      (41,429)
  Cash and cash equivalents at beginning of period             19,879        23,829        65,258
                                                             --------      --------      --------
  Cash and cash equivalents at end of period                 $ 36,367      $ 19,879      $ 23,829
                                                             ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash used to pay interest                                  $  4,012      $    682      $  2,258
  Cash used to pay income taxes                              $  7,163            --      $  2,602

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE A - ORGANIZATION AND PLAN OF MERGER AND CAPITALIZATION

      Organization

      Berkshire Bancorp Inc. ("Berkshire" or the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"). In fiscal 1999, the Company changed its name to Berkshire Bancorp Inc. from Cooper Life Sciences, Inc.

      The Bank, a New York State chartered commercial bank, was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. The Bank's main office is in mid-town Manhattan. It has one branch in Brooklyn, NY and one branch in downtown Manhattan.

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

      Plan of Merger

      On January 4, 1999 Berkshire (through its wholly owned subsidiary GAFG) completed its acquisition of Berkshire Bank. Berkshire acquired 100% of the outstanding shares of the Bank's common stock for $10.50 per share in cash, a purchase price of approximately $25.2 million. In connection with this transaction, the Bank became a wholly owned subsidiary of Berkshire.

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

                                             For The Year Ended
                                              October 31, 1999
                                              ----------------
Interest income                                  $  9,515
Interest Expense                                    2,964
                                                 --------
Net interest income                                 6,551
Provision for loan losses                              45
Non-interest income                                 8,355
Non-interest expense                                4,156
                                                 --------
Net income                                       $  5,861
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

      In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

      The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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

      SFAS No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. No adjustment was required as a result of the change in accounting principle.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred,

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations transactions and collateral this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. Management does not expect this new standard to have a material impact upon the Company's consolidated financial statements.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

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

6. Goodwill

      Goodwill resulted from the acquisition of the Berkshire Bank and is being amortized on a straight-line basis over approximately 20 years. Amortization expense for the year ended December 31, 2000, the two months ended December 31, 1999 and the year ended October 31, 1999, was approximately $635,000, $122,000 and $608,000, respectively.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

11. Restrictions on Cash and Due From Banks

      The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $805,000, $1,169,000 and $688,000 at December 31, 2000, 1999 and
October 31, 1999, respectively.

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

                                                     Year Ended
                                                 December 31, 2000
                                      ------------------------------------------
                                                         Tax
                                      Before tax       (expense)      Net of tax
                                        amount          benefit         Amount
                                       --------        --------        --------
Unrealized gains (losses)
 on investment securities:
  Unrealized holding gains
   arising during period               $  4,898        $ (1,435)       $  3,463
  Less reclassification
   adjustment for gains
   realized in net income                13,288          (5,315)          7,973
                                       --------        --------        --------
Other comprehensive
 loss, net                             $ (8,390)       $  3,880        $ (4,510)
                                       ========        ========        ========

                                                 For The Two Months Ended
                                                    December 31, 1999
                                         ---------------------------------------
                                                           Tax
                                         Before tax     (expense)     Net of tax
                                           amount        benefit        Amount
                                          -------        -------       -------
Unrealized gains
 on investment securities:
  Unrealized holding gains
   arising during period                  $ 6,986        $(2,640)        $ 4,346
  Less reclassification
   adjustment for gains
   realized in net income                   3,109         (1,244)          1,865
                                          -------        -------         -------
Other comprehensive
 income, net                              $ 3,877        $(1,396)        $ 2,481
                                          =======        =======         =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

                                               Year Ended October 31, 1999
                                         ---------------------------------------
                                                           Tax
                                         Before tax     (expense)     Net of tax
                                           amount        benefit         Amount
                                          -------        -------        -------
Unrealized gains
 on investment securities:
  Unrealized holding gains
   arising during period                  $10,860        $(4,344)        $ 6,516
  Less reclassification
   adjustment for gains
   realized in net income                   7,622         (3,049)          4,573
                                          -------        -------         -------
Other comprehensive
 income, net                              $ 3,238        $(1,295)        $ 1,943
                                          =======        =======         =======

13. Reclassifications

      Certain amounts in the December 31, 1999 and October 31, 1999 financial statements have been reclassified to conform to the current period's presentation.

NOTE C - INVESTMENT SECURITIES

      The following is a summary of held to maturity investment securities:

                                                December 31, 2000
                                  -------------------------------------------------
                                                Gross         Gross
                                  Amortized   unrealized    unrealized      Fair
                                     Cost       gains         losses        value
                                   -------     --------       -------      -------
                                                       (In thousands)
Investment securities
U.S. Government
Agencies                               296           --            (2)         294
Corporate notes                     20,455           --           (47)      20,408
                                   -------     --------       -------      -------
 Totals                            $20,751     $     --       $   (49)     $20,702
                                   =======     ========       =======      =======

                                                December 31, 1999
                                   ---------------------------------------------
                                                Gross         Gross
                                   Amortized  unrealized    unrealized     Fair
                                     Cost        gains        losses       value
                                    ------     --------       ------      ------
                                                   (In thousands)
Investment securities
U.S. Government
Agencies                               522           --           --         522
Corporate notes                      4,477           --           (1)      4,476
                                    ------     --------       ------      ------
 Totals                             $4,999     $     --       $   (1)     $4,998
                                    ======     ========       ======      ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

      The following is a summary of available-for-sale investment securities:

                                                December 31, 2000
                                ------------------------------------------------
                                               Gross        Gross
                                Amortized    unrealized   unrealized      Fair
                                   Cost        gains        losses        value
                                 -------      -------      -------       -------
                                                 (In thousands)
Investment securities
U.S. Treasury and
 U.S. Government
 Agencies                        $86,064      $    76      $  (188)      $85,952
Mortgage-backed
 securities                        4,208           --           (9)        4,199
Corporate notes                    1,654            9         (350)        1,313
Marketable equity
 securities and other              4,813          150         (118)        4,845
                                 -------      -------      -------       -------
 Totals                          $96,739      $   235      $  (665)      $96,309
                                 =======      =======      =======       =======

                                                December 31, 1999
                                ------------------------------------------------
                                               Gross        Gross
                                Amortized    unrealized   unrealized      Fair
                                   Cost        gains        losses        value
                                 -------      -------      -------       -------
                                                 (In thousands)
Investment securities
U.S. Treasury and
 U.S. Government
 Agencies                        $65,907      $    --      $(1,161)      $64,746
Mortgage-backed
 securities                        4,571           --          (75)        4,496
Marketable equity
 securities and other              6,060        9,745         (549)       15,256
                                 -------      -------      -------       -------
 Totals                          $76,538      $ 9,745      $(1,785)      $84,498
                                 =======      =======      =======       =======

      The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2000 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. (In thousands.)

                                              December 31, 2000
                                 -----------------------------------------------
                                   Available for Sale        Held to Maturity
                                 ---------------------     ---------------------
                                 Amortized      Fair       Amortized      Fair
                                    Cost        Value         Cost        Value
                                  -------      -------      -------      -------
Due in one year or less           $15,148      $15,075      $20,459      $20,411
Due after one through
five years                         38,225       37,980           --           --
Due after five through
ten years                          32,736       32,608          211          210
Due after ten years                 5,817        5,801           81           81
Marketable equity
securities and other                4,813        4,845           --           --
                                  -------      -------      -------      -------
 Totals                           $96,739      $96,309      $20,751      $20,702
                                  =======      =======      =======      =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

      Proceeds from the sales of investment securities for the year ended December 31, 2000 and for the two month period ending December 31, 1999 were $13,267,000 and $3,110,000, respectively. During the fiscal year ended October 31, 1999 such proceeds were $7,634,000. Gross gains realized on those sales were $13,288,000 for the year ended December 31, 2000, $3,109,000 for the two months ended December 31, 1999, and $7,622,000 in fiscal year 1999. Losses were not material for the year ended December 31, 2000, two months ended December 31, 1999 and the year ended October 31, 1999.

      As of December 31, 2000 and 1999, investment securities with a book value of approximately $23,428,000 and $300,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2000 and 1999, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

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

      At December 31, 2000 and 1999, the Company owned 130,000 shares and 1,792,106 shares, respectively, of Executone Common Stock which have been classified as available-for-sale securities. At December 31, 2000 and 1999 and October 31, 1999, the unrealized gain of approximately $39,000, $5.8 million and $4.1 million, net of deferred taxes of approximately $26,000, $3.9 million and $2.7 million, respectively, have been recorded as a component of other accumulated comprehensive income.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE D - LOANS

      Major classifications of loans are as follows:

                                            December 31,        December 31,
                                                2000                1999
                                              --------            --------
                                                    (In thousands)
Commercial                                    $  8,920            $  5,358
Commercial mortgage                             34,967              27,709
Residential mortgage                            30,442              29,943
Consumer                                           794               2,581
Other                                              500
                                              --------            --------
                                                75,623              65,591
Allowance for loan losses                       (1,108)               (923)
                                              --------            --------
                                              $ 74,515            $ 64,668
                                              ========            ========

      Changes in the allowance for loan losses are as follows:

                                                     For The Two
                                                     Months Ended
                            December 31, 1999       December 31, 1999        October 31, 1999
                            -----------------       -----------------        ----------------
                                                   (In thousands)
Balance at
 beginning of year               $  923                   $  905                $   --
Provision charged
 to operations                       55                       10                    45
Loans charged off                    --                       --                    --
Recoveries                          130                        8                    69
Acquisition of The
 Berkshire Bank                      --                       --                   791
                                 ------                   ------                ------
Balance at end
 of year                         $1,108                   $  923                $  905
                                 ======                   ======                ======

      The Company did not have any non accrual, impaired or loans past due more than 90 days and still accruing interest as of December 31, 2000 and 1999. The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2000, loans to these related parties amounted to $6.5 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties at December 31, 2000, resulted in new loans of $4.0 million and repayments of approximately $15,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE E - PREMISES AND EQUIPMENT

      Major classifications of premises and equipment are summarized as follows:

                                   Estimated         December 31,       December 31,
                                 useful lives            2000               1999
                                --------------      --------------     --------------
                                                             (In thousands)
Equipment                        3 to 10 years         $   969            $   889
Leasehold improvements           2 to 40 years             316                281
                                                       -------            -------
                                                         1,285              1,170
Accumulated depreciation
 and amortization                                         (904)              (800)
                                                       -------            -------
Total                                                  $   359            $   370
                                                       =======            =======

NOTE F - DEPOSITS

      The aggregate amount of jumbo certificates of deposits greater than $100,000 were $55,319,000 and $30,325,000 as of December 31, 2000 and 1999,
respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                        December 31,
                                        ------------
                                            2000
                                        (In thousands)
2001                                      $ 88,443
2002                                           227
2003                                         1,636
Thereafter                                      --
                                          --------
                                          $ 90,306
                                          ========

NOTE G - SHORT-TERM BORROWINGS

      Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. As of December 31, 1999 and October 31, 1999, the Company did not have any short term borrowings. The details of these categories are presented below:

                                                  Year Ended December 31,
                                                  -----------------------
                                                         2000
                                                        ------
                                                  (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                                 $ 23,127
    Average during the year                             $ 12,367
    Maximum month-end balance                           $ 24,495
    Weighted average rate during the year                   5.85%
    Rate at December 31                                     5.75%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE H - EARNINGS PER SHARE

      The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                Year Ended December 31, 2000
                                            (in thousands, except per share data)
                                            -------------------------------------
                                               Income        Shares     Per share
                                             (numerator)  (denominator)  amount
                                             -----------  -------------  ------
Basic earnings per share
 Net income available to
  common stockholders                          $12,066        2,095      $5.76
Effect of dilutive securities
 Options                                            --            1        .--
                                               -------      -------      -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                          $12,066        2,094      $5.76
                                               =======      =======      =====

      Options to purchase 48,875 shares of common stock for $31.75 to $38.00 per share were outstanding during the year ended December 31, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                             For The Two Months Ended December 31, 1999
                                              (in thousands, except per share data)
                                              -------------------------------------
                                                Income        Shares      Per share
                                              (numerator)  (denominator)   amount
                                              -----------  -------------   ------

Basic earnings per share
 Net income available to
  common stockholders                            $2,282       2,127        $1.07
Effect of dilutive securities
 Options                                             --         132         (.06)
                                                 ------      ------        -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                            $2,282       2,259        $1.01
                                                 ======      ======        =====

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE H - (continued)

                                                     Year Ended October 31, 1999
                                               (in thousands, except per share data)
                                              --------------------------------------
                                                Income          Shares     Per share
                                              (numerator)   (denominator)   amount
                                              -----------   -------------   ------
Basic earnings per share
 Net income available to
  common stockholders                            $6,540         2,126       $3.08
Effect of dilutive securities
 Options                                             --           135        (.19)
                                                 ------        ------       -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                            $6,540         2,261       $2.89
                                                 ======        ======       =====

NOTE I - INCOME TAXES

      The components of income tax expense are as follows:

                                   Year Ended    Two Months Ended     Year Ended
                                  December 31,      December 31,      October 31,
                                  ------------      ------------      -----------
                                      2000              1999             1999
                                      ----              ----             ----
Current                           $ 8,390,000       $    46,000      $ 2,689,000
Deferred Taxes (Benefit)           (1,522,000)        1,402,000        1,402,000
                                  -----------       -----------      -----------
                                  $ 6,868,000       $ 1,448,000      $ 4,091,000
                                  ===========       ===========      ===========

      A reconciliation of the provision for income taxes for the year ended December 31, 2000, for the two months ended December 31, 1999 and for the year ended October 31, 1999 and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations follows:

                                      Year Ended    Two Months Ended   Year Ended
                                      December 31,    December 31,     October 31,
                                      ------------    ------------     -----------
                                         2000             1999            1999
                                         ----             ----            ----
Computed expected provision
 for income taxes                     $6,437,500       $1,306,000      $3,721,000
Nondeductible expenses,
 including goodwill                      216,125           49,000         243,000
Other                                    214,375           93,000         127,000
                                      ----------       ----------      ----------
Actual provision for
 income taxes                         $6,868,000       $1,448,000      $4,091,000
                                      ==========       ==========      ==========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE I - (continued)

      The tax effect of the principal temporary differences at December 31, 2000 and 1999 are as follows:

                                                          December 31,
                                                --------------------------------
                                                   2000                1999
                                                -----------         -----------
Deferred tax assets
 Net operating losses                           $   515,000         $   548,000
 Credit carryforwards                                    --             386,000
 Loan loss provision                                620,000             427,000
 Depreciation                                        66,000                  --
 Other                                              100,000              34,000
 Unrealized loss on investment
  securities                                        168,000                  --
                                                -----------         -----------
                                                  1,469,000           1,395,000
                                                ===========         ===========
Deferred tax liabilities
 Other                                             (246,000)         (1,862,000)
 Unrealized gain on investment
  securities                                             --          (3,535,000)
                                                -----------         -----------
                                                   (246,000)         (5,397,000)
                                                ===========         ===========
Net deferred tax asset (liability)              $ 1,223,000         $(4,002,000)
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

NOTE J - ESTIMATED TAX LIABILITIES

      The Company was a party to a tax sharing agreement, as amended, (the "Tax Sharing Agreement") with The Cooper Companies, Inc. ("TCC") and Cooper Development Company ("CDC") related to the Cooper Labs, Inc. ("CLI") liquidation on June 27, 1985. The above companies agreed that: (i) in the event that the amount of tax liability, including interest and penalties, shall be ultimately determined to be greater or less than $10,000,000, then such excess or deficiency shall be shared 50%, 25%, and 25% by TCC, CDC, and the Company, respectively, and (ii) they are jointly and severally liable. Since 1985, the Company has adjusted its accrual for interest charges related to potential assessments.

      On July 18, 2000, the Company was notified that all remaining issues covered by the Tax Sharing Agreement had been resolved. Based upon the information available and after consultation with its tax advisors, in 2000, the Company reversed approximately $808,000 of reserves deemed no longer necessary.

NOTE K - STOCK PLANS

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

At December 31, 2000 and 1999 and October 31, 1999, 48,875 options, 44,875 options and 44,875 options, respectively, have been granted under the 1999 Stock Incentive Plan.

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

      A summary of the activity with respect to the plans is as follows:

                             December 31, 2000       December 31, 1999        October 31, 1999
                          -----------------------  ---------------------    --------------------
                                         Weighted               Weighted                Weighted
                                          Average                Average                Average
                                         Exercise               Exercise                Exercise
                            Shares        Price    Shares        Price      Shares       Price
                          ---------------------------------------------------------------------
Outstanding at
beginning
of year                     212,375       $13.83   212,375       $13.83    168,500       $ 7.37
Granted                       5,000        31.75        --                  44,875       $38.00
Cancelled                  (151,000)        7.21        --                      --
Exercised                   (16,000)       10.08        --                  (1,000)      $ 9.75
                           --------                -------                 -------
Outstanding at
end of year                  50,375       $36.67   212,375       $13.83    212,375       $13.83
                           ========                =======                 =======
Exercisable at
end of year                  45,375       $37.21   167,500       $ 7.36    167,500       $ 7.36
                           ========                =======                 =======
Weighted average
fair value of
options granted
during the year                           $11.14                 $  .--                  $16.04
                                          ======                 ======                  ======

      The following table summarizes information about options outstanding at December 31, 2000:

                     Options outstanding                               Options exercisable
---------------------------------------------------------------      -----------------------
                          Number         Weighted                      Number
                       outstanding        average     Weighted       outstanding   Weighted
                            at           remaining     average           at         average
   Range of            December 31,     contractual   exercise       December 31,  exercise
exercise prices            2000        life (years)     price           2000         price
---------------           ------       ------------    -------         ------       ------
$14.25                     1,500           0.33        $14.25           1,500        $14.25
 31.75 - 38.00            48,875           4.91         37.36          43,875         38.00
                        --------                                      -------
                          50,375                                       45,375
                        ========                                      =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

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

                                                  December 31,      October 31,
                                                ----------------    -----------
                                                 2000      1999        1999
                                                ------    ------      ------
                                                     (In thousands, except
                                                       per share amounts)
Net income                    As Reported:      $12,066  $ 2,343     $ 6,540
                              Pro Forma:         11,448    2,333       6,480

Basic earnings per share      As Reported:         5.76     1.10        3.08
                              Pro Forma:           5.46     1.10        3.04

Diluted earnings per share    As Reported:         5.76     1.04        2.89
                              Pro Forma:           5.46     1.04        2.87

      The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of December 31, 2000 and October 31, 1999, expected volatility of 25% and 40% respectively, risk-free interest of 6.37% and 6.14% respectively, and expected lives of 5 years for both years.

NOTE L - EMPLOYEE BENEFIT PLANS

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

      Benefit accruals have been frozen as of September 15, 1988, resulting in a plan curtailment. As a result of such curtailment, the Company did not accrue benefits for future services; however, the Company did continue to contribute as necessary for any unfunded liabilities. In 2000, the Company reinstated the Retirement Plan to cover substantially all full-time, non-union United States employees of the Company.

      Assumptions used in the accounting were:

                                                      December 31,
                                                  --------------------
                                                  2000            1999
                                                  ----            ----
Discount rates-liability                          7.50%           7.50%
Long-term rate of return-assets                   8.50%           8.50%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE L - (continued)

      A summary of the components of net periodic pension cost for the year ended December 31, 2000, the two months ended December 31, 1999 and the year ended October 31 1999 is as follows:

                                              December 31,           October 31,
                                        ------------------------     -----------
                                           2000           1999           1999
                                        ---------      ---------      ---------
Service cost-benefits earned
 during the period                      $  50,075      $      --      $      --
Interest cost on projected
 benefit obligation                        98,525         14,284         85,706
Expected return on plan                  (184,740)       (20,784)      (124,703)
assets
Net amortization and deferral              (5,121)           478          2,870
                                        ---------      ---------      ---------
Net pension cost/(income) of
 defined benefit plan                   $ (41,261)     $  (6,022)     $ (36,127)
                                        =========      =========      =========

      The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2000 and 1999:

                                                          December 31,
                                                 -------------------------------
                                                     2000               1999
                                                 -----------        -----------
Actuarial present value of
 accumulated benefit obligations,
 all of which is vested                          $ 1,339,103        $ 1,182,046
                                                 ===========        ===========

Projected benefit obligations                    $(1,413,542)       $(1,182,046)
Fair value of plan assets                          2,141,792          2,222,134
                                                 -----------        -----------
Excess of projected benefit
 obligation over fair value
 of plan assets                                      728,250          1,040,088
Unrecognized prior service cost                      212,724                 --
Unrecognized net loss/(gain)                        (326,603)          (466,978)
Adjustment required to recognize
 minimum liability                                         0                  0
                                                 -----------        -----------
Prepaid pension cost, included
 in other assets                                 $   614,371        $   573,110
                                                 ===========        ===========

NOTE M - COMMITMENTS AND CONTINGENCIES

1. Leases and Other Commitments

      The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2001 through 2005. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

Year Ending
December 31,                      (In thousands)
---------------
2001                                $   623
2002                                    647
2003                                    653
2004                                    667
2005                                    518
                                    -------
                                    $ 3,108
                                    =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE M - (continued)

      Rental expense was approximately $335,000 for the fiscal year ended December 31, 2000, $70,000 for the two months ended December 31, 1999 and $278,000 for the fiscal year ended October 31, 1999. Included in rental expense was approximately $18,000 for the fiscal year ended December 31, 2000, $3,000 for the two months ended December 31, 1999 and $18,000 for the fiscal year ended October 31, 1999, which was paid to a company affiliated with a director of the Company.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2000 and 1999 are outlined below.

      For cash and cash equivalents, the recorded book values of $36.37 million and $19.88 million at December 31, 2000 and 1999, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                    December 31,
                                 -------------------------------------------------
                                          2000                     1999
                                 ----------------------    -----------------------
                                 Carrying    Estimated     Carrying    Estimated
                                  amount     fair value     amount     fair value
                                  ------     ----------     ------     ----------
                                                   (In thousands)
Investment securities            $117,060     $117,011     $ 89,497     $ 89,496
Loans, net                         75,623       75,623       65,591       65,591

      The net loan portfolio at December 31, 2000 and 1999 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE N - (continued)

      The majority of all time deposits with stated maturities of approximately $88.44 million and $33.90 million mature or reprice within one year of December 31, 2000 and 1999, respectively; therefore, the recorded book value of such deposits approximates its fair value.

      The fair values of the securities sold under agreements to repurchase and other long-term borrowings totaling $24.63 million and $1.5 million are estimated to approximate their recorded book balances at December 31, 2000 and 1999, respectively.

      There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $13.16 million and $5.06 million at December 31, 2000 and 1999, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE O - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

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

      Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                December 31,
                                                          ----------------------
                                                           2000           1999
                                                          -------        -------
                                                             (In thousands)
Commitments to extend credit                              $10,447        $ 3,433
Standby letters of credit and financial
 guarantees written                                         2,712          1,623
                                                          -------        -------
                                                          $13,159        $ 5,056
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

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE O - (continued)

risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2000 varies up to 100%.

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

Interest rate caps      Notional         Carrying value          Fair value
------------------      --------         --------------          ----------
December 31, 2000       $20,000              $125                   $20
December 31, 1999        25,000               154                    --

NOTE P - REGULATORY MATTERS

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

      Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2000, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

      The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2000 and 1999 (dollars in thousands):

                                                                                                   To be well
                                                                                               capitalized under
                                                                         For capital           prompt corrective
                                                    Actual            adequacy purposes        action provisions
                                                    ------            -----------------        -----------------
                                             Amount        Ratio       Amount     Ratio        Amount       Ratio
                                             ------        -----       ------     -----        ------       -----
December 31, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                    $68,848       53.4%      $10,302     >=8.0%       $    --        N/A
  Bank                                        16,249       13.8%        9,397     >=8.0%        11,746    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                     67,740       52.6%        5,155     >=4.0%            --        N/A
  Bank                                        15,141       12.9%        4,699     >=4.0%         7,048     >=6.0%
Tier I Capital (to Average Assets)
  Company                                     67,740       35.0%        7,751     >=4.0%            --        N/A
  Bank                                        15,141        8.5%        7,151     >=4.0%         8,938     >=5.0%

                                                                                                   To be well
                                                                                               capitalized under
                                                                         For capital           prompt corrective
                                                    Actual            adequacy purposes        action provisions
                                                    ------            -----------------        -----------------
                                             Amount        Ratio       Amount     Ratio        Amount       Ratio
                                             ------        -----       ------     -----        ------       -----
December 31, 1999
Total Capital (to Risk-Weighted Assets)
  Company                                    60,336       59.8%       8,072     >=8.0%           --        N/A
  Bank                                       13,745       16.5%       6,668     >=8.0%        8,335    >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                    59,413       58.9%       4,036     >=4.0%           --        N/A
  Bank                                       12,822       15.4%       3,334     >=4.0%        5,001     >=6.0%

Tier I Capital (to Average Assets)
  Company                                    59,413       33.7%       7,019     >=4.0%           --        N/A
  Bank                                       12,822        8.8%       5,842     >=4.0%        7,302     >=5.0%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

      The condensed financial information for Berkshire Bancorp, Inc. (parent company only) is as follows:

                                   CONDENSED BALANCE SHEETS
                                        (In Thousands)

                                                              December 31,
                                                       -------------------------
                                                         2000            1999
                                                       --------        --------
ASSETS

Cash                                                   $ 39,797        $ 35,413
Equity investment in subsidiaries                        27,849          27,021
Investment in securities available for sale               3,995          13,450
Loans                                                     7,943           9,870
Accrued interest receivable                                  66              78
Other assets                                                935           1,083
                                                       --------        --------
Total assets                                           $ 80,585        $ 86,915
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                      $  1,478        $  8,845

Stockholders' equity
Common stock                                                256             256
Additional paid-in capital                               78,549          78,570
Retained earnings (accumulated deficit)                   8,352          (2,421)
Accumulated other comprehensive (loss)                      (85)          4,425
 income, net
Less: Common stock in treasury, at cost                  (7,965)         (2,760)
                                                       --------        --------
Total stockholders' equity                               79,107          78,070
                                                       --------        --------
                                                       $ 80,585        $ 86,915
                                                       ========        ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                           For The Year   For The Two   For The Year
                                             Ended        Months Ended     Ended
                                           December 31,   December 31,  October 31,
                                           ------------   ------------  -----------
                                               2000         1999           1999
                                             -------       -------       -------
INCOME
Interest income from the Bank                $ 1,750       $   287       $ 1,153
Interest income                                2,011           190         1,138
Gain on sales of investment                   13,288         3,110         7,634
 securities
Other income                                     759            --           130
                                             -------       -------       -------
Total income                                  17,808         3,587        10,055

EXPENSES
Salaries and employee benefits                   111            25           143
Other expenses                                   648            35           440
                                             -------       -------       -------
Total expenses                                   759            60           583
                                             -------       -------       -------
Income before income taxes and
 equity in undistributed net                  17,049         3,527        10,472
 income of the Bank
Equity in undistributed net
 income of the Bank                              723           185         1,060
                                             -------       -------       -------
Income before taxes                           17,772         3,712        11,532
Provision for income taxes                     5,706         1,430         4,992
                                             -------       -------       -------
Net income                                   $12,066       $ 2,282       $ 6,540
                                             =======       =======       =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         For The Year   For The Two   For The Year
                                                            Ended      Months Ended      Ended
                                                         December 31,  December 31,   October 31,
                                                         ------------  ------------   -----------
                                                             2000          1999          1999
                                                           --------      --------      --------
  Operating activities:
Net income                                                 $ 12,066      $  2,282      $  6,540
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on sales of investment securities                      (13,288)       (3,110)       (7,634)
Equity in undistributed net income of the Bank                 (723)         (185)       (1,060)
(Increase) in deferred taxes                                     --            --        (1,402)
Increase (decrease) in other liabilities                     (5,932)        2,328         6,583
(Increase) decrease in other assets                            (445)         (351)          920
                                                           --------      --------      --------
 Net cash provided by (used in) operating activities         (8,322)          964         3,947
                                                           --------      --------      --------

  Investing activities:
Investment in subsidiaries and affiliates                      (390)           --       (25,216)
Proceeds from sales of common stock                          13,267         3,110         7,634
Investment securities available for sale
 Purchases                                                       --        (2,435)      (17,178)
 Sales                                                        4,421            --            --
Net decrease in loans                                         1,927            --            --
                                                           --------      --------      --------
Net cash provided by (used in) investing activities          19,290           675       (34,760)
                                                           --------      --------      --------

  Financing activities:
Proceeds from exercise of common stock options                   28            --             9
Acquisition of treasury stock                                (5,254)           --            --
Dividends paid                                               (1,293)           --          (680)
                                                           --------      --------      --------
Net cash (used in) financing activities                      (6,519)           --          (671)
                                                           --------      --------      --------

  Net increase (decrease) in cash and cash equivalents        4,384         1,639       (31,484)
  Cash and cash equivalents at beginning of year             35,413        33,774        65,258
                                                           --------      --------      --------
  Cash and cash equivalents at end of year                 $ 39,797      $ 35,413      $ 33,774
                                                           ========      ========      ========

Supplemental disclosures of cash flow information:
  Cash used to pay income taxes                            $  6,418      $     --      $  2,602

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. Information for the two months ended December 31, 1999 is not presented. (In thousands, except per share data).

                                                                  Three Months Ended
                                             ---------------------------------------------------------
                                              March 31       June 30      September 30     December 31
                                             ----------     ----------    ------------     -----------
                    2000
                    ----
Interest income                               $  3,115       $  3,536       $  3,584         $  3,784
Interest expense                                 1,027          1,206          1,374            1,577
                                              --------       --------       --------         --------
Net interest income                              2,088          2,330          2,210            2,207
Provision for loan losses                           (5)            --            (10)             (40)
Gain (loss) on sale of securities               13,079             --            209               --
Other operating income                             139            116            934              141
Other operating expenses                        (1,137)        (1,456)        (1,103)            (768)
                                              --------       --------       --------         --------
Income before taxes                             14,164            990          2,240            1,540
Provision (benefit) for taxes                    5,123            468            638              639
                                              --------       --------       --------         --------
Net income                                    $  9,041       $    522       $  1,602         $    901
                                              ========       ========       ========         ========

Per share data
  Net income per common share
  Basic                                       $   4.25       $    .24       $    .75         $    .52
                                              ========       ========       ========         ========
  Diluted                                     $   4.25       $    .24       $    .75         $    .52
                                              ========       ========       ========         ========

                                                               Three Months Ended
                                             -------------------------------------------------------
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
                                              ========       ========       ========       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE S - SUBSEQUENT EVENTS

      On August 16, 2000, Berkshire and its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., a Delaware corporation that is the immediate parent of The Berkshire Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). Under the terms and subject to the conditions set forth in the Agreement, GSB Financial will be merged with and into Berkshire and Goshen Bank will be merged with and into The Berkshire Bank. Under the terms of the merger, each share of GSB Financial will be redeemed for $20.75, or, at their election, converted into
0.6027 shares of Berkshire's common stock.

      The completion of the transaction is subject to the satisfaction of various conditions including the receipt of regulatory approval from the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision and the New York State Banking Department. All such regulatory approvals have been received and on March 8, 2001, the stockholders of the Company and GSB Financial voted to approve the transaction. The Company anticipates that the transaction will close on or before March 30, 2001.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:

Name                         Age    Position(s)
----                         ---    ----------------------------
Steven Rosenberg             52     President, Director
William L. Cohen             59     Director
Moses Krausz                 60     President of The Berkshire Bank
David Lukens                 51     Senior Vice President, Chief Financial
                                     Officer of The Berkshire Bank
Moses Marx                   65     Director
Randolph B. Stockwell        54     Director

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

      Mr. Krausz has held the position of President of The Berkshire Bank since March 1992 and Chief Executive Officer since November 1993. Prior to joining The Berkshire Bank, Mr. Krausz was Managing Director of SFS Management Co., L.P., a mortgage banker, from 1987 to 1992 and was President of UMB Bank and Trust Company, a New York State chartered bank, from 1978 to 1987.

      Mr. Lukens has held the position of Senior Vice President and Chief Financial Officer of The Berkshire Bank since December 1999. Prior to joining the Bank, Mr. Lukens was Senior Vice President and Chief Financial officer of First Washington State Bank, a New Jersey commercial bank, from 1994 to 1999 and was Vice President and Controller at the Philadelphia, PA branch of Bank Leumi Le-Israel B.M., an international commercial bank, from 1978 to 1994.

      Mr. Marx was elected a director in May 1995. Mr. Marx has been a general partner in United Equities Company (a securities brokerage firm) since 1954 and a general partner in United Equities Commodities Company (a commodities brokerage firm) since 1972. He is also President of Momar Corp. (a private investment company). Mr. Marx is a director of The Cooper Companies, Inc.

      Mr. Stockwell was elected a director in July 1988. He has been a private investor for over ten years. Since April 1999, Mr. Stockwell has served a President of Yachting Systems of America, LLC, a small start-up company. In addition, he served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

      There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

ITEM 11. Executive Compensation

      The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for fiscal 2000, and to each of the other executive officers who were paid more than $100,000 during the fiscal year ended
December 31, 2000. Information regarding Mr. Krausz' compensation prior to the acquisition of The Berkshire Bank by the Company on January 4, 1999 is not included. Mr. Rosenberg was the only officer of the Company during fiscal 1998.

                         Summary Compensation Table (1)

                                                               Annual
Name and Principal Position                                    Compensation
---------------------------                                    ------------
                                                  Year         Salary ($)
                                                  ----         ----------
Steven Rosenberg                                  2000         125,000
 President, Chief Executive                       1999         125,000
 Officer and Chief Financial Officer              1998          90,000
Moses Krausz                                      2000         310,000
 President and Chief Executive                    1999         300,000
 Officer of The Berkshire Bank
David Lukens                                      2000         103,500
 Senior Vice President and Chief
 Financial Officer of The Berkshire Bank

----------
(1) Does not include one employee of The Berkshire Bank, not deemed to be an executive officer of the Company, who was paid $122,000 in fiscal 2000.

                        Option Grants in Last Fiscal Year

      On June 5, 2000, Mr. Lukens was granted options to purchase 5,000 shares of the Company's common stock at $31.75 per share. These options will be exerciseable on June 5, 2001 and expire June 5, 2006. No options were granted in the fiscal year ended December 31, 2000 to Messrs. Rosenberg and Krausz.

          Aggregated Option Exercises and Fiscal Year-End Option Values

      The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2000, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2000.

                                         Number of
                                        Unexercised
                   Shares               Options at
                  Acquired            Fiscal Year-End   Value of Unexercised
                     on       Value          (#)        In-the-Money Options at
                  Exercise  Realized     Exercisable      Fiscal Year-End ($)
Name                (#)        ($)     /Unexercisable  Exercisable/Unexercisable
----               -----      -----    --------------  -------------------------
Steven Rosenberg  5,779      337,500          0/0                0/0
Moses Krausz        -0-         -0-      30,000/0                0/0
David Lukens        -0-         -0-       0/5,000                0/0

----------
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

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

1999 Stock Incentive Plan

      The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At March 24, 2001, options to acquire 48,875 shares of common stock have been granted under this plan and 151,125 options are available for future grants.

Retirement Income Plan

      In 2000, the Company reinstated its Retirement Income Plan to cover substantially all full-time United States employees of the Company
(See Note L).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of March 16, 2001 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                                      Number of        Percent
                                                        Shares         of Class
                                                    ------------       --------
William Cohen                                           1,500(1)           *
Moses Krausz                                           41,000(2)         2.1%
David Lukens                                            5,200(3)           *
Moses Marx                                          1,053,120(4)        53.8%
160 Broadway
New York, NY 10038
Steven Rosenberg                                       10,861              *
Randolph B. Stockwell                                   7,000(5)           *
All executive officers and directors
as a group (6 persons)                              1,118,681(6)        56.2%

----------
* Less than 1%

(1) Includes 500 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1991 Stock Option Plan for Non-Employee Directors.
(2) Includes 30,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under the Company's 1999 Stock Incentive Plan.
(3) Includes 5,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under the Company's 1999 Stock Incentive Plan.
(4) Includes 500 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1991 Stock Option Plan for Non-Employee Directors. Does not include 53,500 shares owned by Eva and Esther, L.P. of which Mr. Marx has an 80.5% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.
(5) Includes 500 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1991 Stock Option Plan for Non-Employee Directors.
(6) Includes 36,500 shares of Common Stock which are issuable upon the exercise of outstanding options.

ITEM 13. Certain Relationships and Related Transactions.

      In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, a director of the Company, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

      In December 1999, the Bank loaned $1,500,000 to Ecogen, Inc., a corporation in which Mr. Marx may be deemed a principal stockholder. The loan was guaranteed by Momar Corporation ("Momar Corporation"), the principal stockholder and chief executive officer of which is Moses Marx, a director and principal stockholder of the Company. Contemporaneously with the making of the loan, Momar Corporation purchased a 100% interest in such loan on a non-recourse basis for a purchase price equal to the outstanding balance of the loan. The Bank services such loan on behalf of Momar Corporation for no additional consideration. Such loan was made on substantially the same terms, including interest rate and collateral, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features.

      In June 1999, the Company made a term loan in the principal amount of $2,000,000 to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar Corporation. Such loan was made on substantially the same terms, including interest rate, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features.

      See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this Report:

      (i) Financial Statements

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets as of December 31, 2000, and 1999

      Consolidated Statements of Income for the Year Ended December 31, 2000, and for the Two Months Ended December 31, 1999, and for the Year Ended October 31, 1999

      Consolidated Statements of Stockholders' Equity for the Year Ended
       December 31, 2000, and for the Two Months Ended December 31, 1999, and for the Year Ended October 31, 1999

      Consolidated Statements of Cash Flows for the Year Ended December 31,
       2000, and for the Two Months Ended December 31, 1999 and for the Year Ended October 31, 1999

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

      (iii) Exhibits

Exhibit
Number     Description
------     -----------
 3.1     Amended and Restated Certificate of Incorporation of the Company
           (incorporated by reference to Exhibit 3.1 to the Company's Current
           Report on Form 8-K dated March 30, 1999).
 3.2     Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
           March 30, 1999).
10.1     Stock Incentive Plan for Non-Employee Directors of the Company
           (incorporated by reference to Exhibit 10.15 to the Company's Annual
           Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.2     1999 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated
           March 30, 1999).
10.3     Employment Agreement, dated May 1, 1999, between The Berkshire Bank and
           Moses Krausz.
10.4     Employment Agreement, dated January 1, 2001, between The Berkshire Bank and David Lukens.
21.      Subsidiaries of the Company.
23.      Consent of Independent Certified Public Accountant

      (b) Reports on Form 8-K.

      None.






                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BERKSHIRE BANCORP INC.


                                        By: /s/ Steven Rosenberg
                                           -------------------------------------
                                                   Steven Rosenberg
                                           President, (Chief Executive Officer)

                                        Date: March 22, 2001
                                             -----------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        Signature                           Title                          Date
        ---------                           -----                          ----
/s/  Steven Rosenberg           President, (Chief Executive Officer,       March 22, 2001
-------------------------       Principal Financial Officer and
     Steven Rosenberg           Principal Accounting Officer); Director

/s/  William Cohen              Director                                   March 22, 2001
-------------------------
     William Cohen

/s/  Moses Marx                 Director                                   March 22, 2001
-------------------------
     Moses Marx

/s/ Randolph B. Stockwell       Director                                   March 22, 2001
--------------------------
    Randolph B. Stockwell


                                       70




                           STATEMENT OF DIFFERENCES
                           ------------------------

The greater-than-or-equal-to sign shall be expressed as.................. >=