Form 10-Q
period 2001-03-31
BERKSHIRE BANCORP INC /DE/
filed 2001-05-15
CIK 759718

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                               -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649
                         -------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                              94-2563513
-------------------------------                 ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


160 Broadway, New York, New York                  10038
---------------------------------------         ----------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (212) 791-5362
                                                    ---------------

                                       N/A
               --------------------------------------------------
                   (Former name if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


         As of May 11, 2001, there were 2,504,658 outstanding shares of the issuers Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to:
(i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) the Company's ability to integrate the operations of its newly acquired bank, and other factors referred to in the sections of this Quarterly Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

         The Company cautions readers not to place undue reliance upon any forward-looking statement contained in this Quarterly Report. Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------

         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2000                                           4

                  Consolidated Statements of Income
                  For The Three Months Ended
                  March 31, 2001 and 2000                                                        5

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended
                  March 31, 2001 and 2000                                                        6

                  Notes to Consolidated Financial Statements                                     7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  12

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                              16

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                               22

Signature                                                                                        23

Index of Exhibits


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)


                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                            ---------------------------------------

ASSETS
Cash and due from banks                                                            $  22,159           $   2,512
Interest bearing deposits                                                              2,838               6,605
Federal funds sold                                                                    20,000              27,250
                                                                                   ---------           ---------
Total cash and cash equivalents                                                       44,997              36,367
Investment Securities:
 Available-for-sale                                                                   87,296              96,309
 Held-to-maturity                                                                        786              20,751
                                                                                   ---------           ---------
Total investment securities                                                           88,082             117,060
Loans, net of unearned income                                                         76,445              75,623
 Less: allowance for loan losses                                                      (1,128)             (1,108)
                                                                                   ---------           ---------
Net loans                                                                             75,317              74,515
Accrued interest receivable                                                            1,529               1,355
Premises and equipment, net                                                            3,993                 359
Prepaid expenses and other                                                             3,038               2,824
Goodwill, net of amortization of
 $1,524 in 2001 and $1,365 in 2000                                                    11,384              11,543
                                                                                   ---------           ---------
Total assets                                                                       $ 228,340           $ 244,023
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                              $  13,857           $  14,509
 Interest bearing                                                                    122,005             123,138
                                                                                   ---------           ---------
Total deposits                                                                       135,862             137,647
Securities sold under agreements to repurchase                                         9,140              23,127
Long term borrowings                                                                   1,500               1,500
Accrued interest payable                                                               1,304               1,333
Other liabilities                                                                      1,026               1,309
                                                                                   ---------           ---------
Total liabilities                                                                    148,832             164,916
                                                                                   ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                        --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   March 31, 2001, 1,943,725 shares
   December 31, 2000, 2,127,265 shares                                                   256                 256
Additional paid-in capital                                                            78,549              78,549
Accumulated other comprehensive
 income (loss), net                                                                      270                 (85)
Retained earnings                                                                      8,758               8,352
Less: Common stock in treasury - at cost:
 March 31, 2001, 622,370 shares
 December 31, 2000, 610,470 shares                                                    (8,325)             (7,965)
                                                                                   ---------           ---------
Total stockholders' equity                                                            79,508              79,107
                                                                                   ---------           ---------
                                                                                   $ 228,340           $ 244,023
                                                                                   =========           =========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)


                                                                           For The
                                                                      Three Months Ended
                                                                          March 31,
                                                               ------------------------------
                                                                   2001              2000
                                                                 --------          ------

INTEREST INCOME
Short-term interest-earning assets                               $    294          $    275
Securities and other investments                                    1,732             1,414
Loans                                                               1,702             1,426
                                                                 --------          --------
Total interest income                                               3,728             3,115
                                                                 --------          --------
INTEREST EXPENSE
Deposits                                                            1,496               996
Borrowings                                                            216                31
                                                                 --------          --------
Total interest expense                                              1,712             1,027
                                                                 --------          --------
Net interest income                                                 2,016             2,088
PROVISION FOR LOAN LOSSES                                              10                 5
                                                                 --------          --------
Net interest income after
 provision for loan losses                                          2,006             2,083
                                                                 --------          --------
NON-INTEREST INCOME
Investment securities gains                                             3            13,079
Other income                                                          165               139
                                                                 --------          --------
Total non-interest income                                             168            13,218
                                                                 --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                        619               524
Net occupancy expense                                                 182               108
Equipment expense                                                      30                24
FDIC assessment                                                         6                 4
Data processing expense                                                 5                 5
Amortization of goodwill                                              159               183
Other                                                                 266               289
                                                                 --------          --------
Total non-interest expense                                          1,267             1,137
                                                                 --------          --------
Income before provision for taxes                                     907            14,164
Provision for income taxes                                            501             5,123
                                                                 --------          --------
Net income                                                       $    406          $  9,041
                                                                 ========          ========
Net income per share:
 Basic                                                           $    .21          $   4.25
                                                                 ========          ========
 Diluted                                                         $    .21          $   4.00
                                                                 ========          ========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                               For The Three Months Ended
                                                                                                       March 31,
                                                                                     ----------------------------------------------
                                                                                               2001                  2000
                                                                                              ------                -----


  Cash flows from operating activities:

Net income                                                                                    $    406             $  9,041
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gain on investment securities                                                              (3)             (13,079)
Depreciation and amortization                                                                      192                  200
Provision for loan losses                                                                           10                    5

  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                        (174)                (133)
 Decrease in prepaid expenses and other                                                            779                  353
 Increase (decrease) in accounts payable, other accrued
  expenses, liabilities and income taxes payable                                                  (312)                 726
                                                                                              --------             --------
 Net cash provided by (used in) operating activities                                               898               (2,887)
                                                                                              --------             --------

  Cash flows from investing activities:

Investment in Madison Merchant Services, Inc.                                                       --                 (285)
Investment securities available for sale
 Purchases                                                                                     (67,170)             (23,976)
 Sales                                                                                          75,548               27,790
Investment securities held to maturity
 Sales                                                                                          19,965                   --
Net increase in loans                                                                             (812)                (798)
Acquisition of real estate owned                                                                (3,487)                  --
Acquisition of premises and equipment                                                             (180)                  --
                                                                                              --------             --------
Net cash provided by investing activities                                                       23,864                2,731
                                                                                              --------             --------

  Cash flows from financing activities:

Net (decrease) in non interest bearing deposits                                                   (652)                (101)
Net increase (decrease) in interest bearing deposits                                            (1,133)               4,930
(Decrease) in securities sold under
 agreements to repurchase                                                                      (13,987)                  --
Acquisition of treasury stock                                                                     (360)                  --
                                                                                              --------             --------
Net cash provided by (used in) financing activities                                            (16,132)               4,829
                                                                                              --------             --------

  Net increase in cash                                                                           8,630                4,673
  Cash - beginning of period                                                                    36,367               19,879
                                                                                              --------             --------
  Cash - end of period                                                                        $ 44,997             $ 24,552
                                                                                              ========             ========
Supplemental cash flow information:

  Cash used to pay interest                                                                   $  2,073             $    894
  Cash used to pay taxes                                                                      $    680             $  1,082



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000

NOTE 1. General

         Berkshire Bancorp Inc. ("Berkshire" or the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

         The accompanying financial statements of Berkshire Bancorp Inc. and Subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank and Greater American Finance Group, Inc.

         During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2000 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and December 31, 2000 and the consolidated results of its operations for the three month periods ended March 31, 2001 and 2000, and its consolidated cash flows for the three month periods ended March 31, 2001 and 2000.

NOTE 2. -  Acquisitions

         GSB Financial Corporation/Goshen Savings Bank. On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial"). Under the terms of the merger, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million. This transaction was accounted for under the purchase method of accounting. Goodwill of $8.5 million will be amortized over a 15 year period. The results of GSB Financial's operations will be included in the Company's balances commencing April 1, 2001.

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


                                                           For The Three Months Ended March 31, 2001
                                                    -----------------------------------------------------
                                                       Income              Shares              Per share
                                                    (numerator)         (denominator)           amount
                                                    -----------         -------------          ---------
                                                             (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                                  $406                1,950                  $.21
Effect of dilutive securities
 Options                                                 --                   --                    --
                                                       ----                -----                  ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                  $406                1,950                  $.21
                                                       ====                =====                  ====


         Options to purchase 40,375 shares of common stock for $38.00 per share and 5,000 shares of common stock for $31.75 per share were outstanding during the three months ended March 31, 2001. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.


                                                           For The Three Months Ended March 31, 2000
                                                    -----------------------------------------------------
                                                       Income              Shares              Per share
                                                    (numerator)         (denominator)           amount
                                                    -----------         -------------          ---------
                                                             (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                                 $9,041               2,127                 $4.25
Effect of dilutive securities
 Options                                                  --                 132                  (.25)
                                                      ------               -----                 -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                 $9,041               2,259                 $4.00
                                                      ======               =====                 =====



         Options to purchase 44,875 shares of common stock for $38.00 per share were outstanding during the three months ended March 31, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2001 and December 31, 2000:


                                                                      March 31, 2001
                                            ------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized          unrealized          unrealized           Fair
                                              Cost               gains               losses             value
                                            ---------          ----------          ----------          ------
                                                                       (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                     $   287              $  1               $  --             $   288
Corporate notes                                  499                --                  --                 499
                                             -------              ----               -----             -------
 Totals                                      $   786              $  1               $  --             $   787
                                             =======              ====               =====             =======



                                                                      December 31, 2000
                                            ------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized          unrealized          unrealized           Fair
                                              Cost               gains               losses             value
                                            ---------          ----------          ----------          -------
                                                                       (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                     $   522              $ --               $  --             $  522
Corporate notes                                4,477                --                  (1)             4,476
                                             -------              ----               -----             ------
 Totals                                      $ 4,999              $ --               $  (1)            $4,998
                                             =======              ====               =====             ======



                                                                      March 31, 2001
                                            ------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized          unrealized          unrealized           Fair
                                              Cost               gains               losses             value
                                            ---------          ----------          ----------          -------
                                                                       (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and U.S.
Government Agencies                          $78,333              $249                $ --             $78,582
Mortgage-backed
 securities                                    3,795                16                  --               3,811
Corporate notes                                1,119                --                (240)                879
Marketable equity
 securities and other                          3,895               129                  --               4,024
                                             -------              ----               -----             -------
 Totals                                      $87,142              $394               $(240)            $87,296
                                             =======              ====               =====             =======

                                                                      December 31, 2000
                                            ------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized          unrealized          unrealized           Fair
                                              Cost               gains               losses             value
                                            ---------          ----------          ----------          -------
                                                                       (In thousands)
Available-For-Sale
Investment Securities

U.S. Treasury and U.S.
Government Agencies                          $ 86,064             $ 76               $(188)            $85,952

Mortgage-backed
 securities                                    4,208                --                  (9)              4,199
Corporate notes                                1,654                 9                (350)              1,313

Marketable equity
 securities and other                          4,813               150                (118)              4,845
                                             -------              ----               -----             -------
 Totals                                      $96,739              $235               $(665)            $96,309
                                             =======              ====               =====             =======



NOTE 5. Loan Portfolio

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                                  March 31, 2001           December 31, 2000
                                               -----------------------    ---------------------
                                                                % of                     % of
                                                 Amount         Total         Amount     Total
                                                 ------         -----         ------     -----
Commercial and
professional loans                               $11,333         14.8%       $  8,920     11.8%
Secured by real estate                            64,491         84.4          65,409     86.5
Consumer                                             173          0.2             794      1.0
Other                                                448          0.6             500      0.7
                                                 -------        -----        --------    -----
Total loans                                       76,445        100.0%         75,623    100.0%
                                                                =====                    =====
Less:
 Allowance for loan
 losses                                           (1,128)                      (1,108)
                                                 -------                     --------

Loans, net                                       $75,317                     $ 74,515
                                                 =======                     ========


NOTE 6.  Real Estate Owned

         On March 22, 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.49 million in cash. The Company intends to utilize the property for banking offices and a bank branch.

NOTE 7. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:


                                    March 31, 2001           December 31, 2000
                                    --------------           -----------------
                                  Average     Average       Average     Average
                                   Amount      Yield         Amount      Yield
                                   ------      -----         ------      -----
                                                  (Dollars in thousands)
Demand deposits                   $ 14,747      --          $ 14,848       --
NOW and money market                23,863     3.21%          44,582     3.85%
Savings deposits                     3,443     2.38            4,454     2.93
Time deposits                       81,939     6.18           42,158     5.93
                                  --------     ----         --------     ----
Total deposits                    $123,992     4.76%        $106,042     4.08%
                                  ========     ====         ========     ====


NOTE 8. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                                For The Three Months Ended
                                                                      March 31, 2001
                                                   ----------------------------------------------------
                                                                            Tax
                                                    Before tax           (expense)          Net of tax
                                                      amount              benefit             Amount
                                                   ------------          ---------         ------------
                                                                      (In thousands)
Unrealized gains
 on investment securities:

  Unrealized holding gains
   arising during period                                    595               (239)                356

  Less reclassification
   adjustment for gains
   realized in net income                                     3                 (2)                  1
                                                           ----              -----               -----
Other comprehensive
 income, net                                               $592              $(237)              $355
                                                           ====              =====               =====



                                                                For The Three Months Ended
                                                                      March 31, 2000
                                                   ----------------------------------------------------
                                                                            Tax
                                                    Before tax           (expense)          Net of tax
                                                      amount              benefit             Amount
                                                   ------------          ---------         ------------
                                                                      (In thousands)
Unrealized gains
 on investment securities:

  Unrealized holding losses
   arising during period                               $(14,776)           $ 5,911             $(8,865)

  Less reclassification
   adjustment for gains
   realized in net income                                13,079             (5,232)              7,847
                                                       --------            -------             -------
Other comprehensive
 loss, net                                             $ (1,697)           $   679             $(1,018)
                                                       ========            =======             =======

NOTE 9. New Accounting Pronouncements

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


                                                                     For The Three Months Ended March 31,
                                          ---------------------------------------------------------------------------------
                                                            2001                                          2000
                                          ---------------------------------------  ----------------------------------------
                                                        Interest                                 Interest
                                           Average        and           Average      Average        and          Average
                                           Balance      Dividends     Yield/Rate     Balance     Dividends      Yield/Rate
                                           --------     ---------     ----------     -------     ---------      ----------
                                                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                  $ 77,208      $1,702          8.81%      $ 68,471      $1,426           8.33%
Investment securities                       104,437       1,732          6.64         81,070       1,414            6.98
Other (2)(5)                                 20,979         294          5.77         33,094         275            3.32
                                           --------      ------          ----       --------      ------           ----
Total interest-earning assets               202,624       3,728          7.38        182,635       3,115           6.82
                                                                         ----       --------                       ----
Noninterest-earning assets                   25,894                                   18,442
                                           --------                                 --------
Total Assets                                228,518                                  201,077
                                           ========                                 ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    27,306         231          3.38         60,548         592           3.91
Time deposits                                81,939       1,265          6.18         32,096         404           5.03
Other borrowings                             16,017         216          5.39          2,159          31           5.74
                                           --------      ------          ----       --------      ------           ----
Total interest-bearing
 liabilities                                125,262       1,712          5.47         94,803       1,027           4.33
                                                         ------          ----                     ------           ----

Demand deposits                              14,747                                   16,195
Noninterest-bearing liabilities               2,890                                    9,361
Stockholders' equity                         85,619                                   80,718
                                           --------                                 --------

Total liabilities and
 stockholders' equity                       228,518                                  201,077
                                           ========                                 ========

Net interest income                                       2,016                                    2,088
                                                         ======                                   ======

Interest-rate spread (3)                                                 1.91                                      2.49
                                                                         ====                                      ====

Net interest margin (4)                                                  3.98                                      4.57
                                                                         ====                                      ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                           1.62                                     1.93
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

(5) Average balances, are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000.

Net Income. Net income for the three-month period ended March 31, 2001 was $406,000, or $.21 per diluted share, as compared to $9.04 million, or $4.00 per diluted share, for the three-month period ended March 31, 2000. Net income in 2000 was favorably impacted by the pretax gain of $13.08 million on sales of the common stock of Elottery, Inc.

         The favorable impact on net income due to the pretax gains on the sales of the common stock of Elottery, Inc. of $13.08 million in 2000 is not representative of the Company's ongoing business. The Company acquired its shares of Elottery, Inc. common stock as described in the following paragraphs.

         As more fully discussed in the Company's 2000 10-K, in December 1995, the Company sold its minority equity interest in Unistar Gaming Corp. ("UGC") to Elottery, Inc. (formerly Executone Information Systems, Inc., a Virginia corporation whose common stock trades on the NASDAQ National Market System, ("Elottery") (the "Elottery Common Stock"). The Company's investment in UGC was approximately $5.2 million.

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

         In March 1999, Elottery exercised its right to redeem and convert the Elottery Preferred Stock into Elottery Common Stock and on April 6, 1999, in exchange for its shares of Elottery Preferred Stock, the Company received 4,193,204 shares of Elottery Common Stock with a market value of approximately $17.7 million. At March 31, 2001 and December 31, 2000, the Company owned 130,000 shares of Elottery, Inc. Common Stock with a fair market value of approximately $20,000 and $65,000, respectively. The Company intends to sell its remaining shares of Elottery Common Stock as market conditions allow.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The declining interest rate environment that prevailed during the first three months of 2001 was in contrast with the increasing interest rate environment that existed during the first three months of 2000.

For the quarter ended March 31, 2001, net interest income decreased by $72,000, or 3.45%, to $2.02 million, from $2.09 million for the first quarter of 2000. The decrease was the result of the growth in average interest-bearing liabilities of $30.46 million partially offset by the growth in average interest-earning assets of $19.98 million. Net interest rate spread declined to 1.91% for the quarter ended March 31, 2001, from 2.49% for the quarter ended March 31, 2000. The change in net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 5.47% for the quarter ended March 31, 2001, from 4.33% for 2000, partially offset by an increase in the average yield on interest-earning assets to 7.38% for the quarter ended March 31, 2001, from 6.82% for the year ago period.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.98% for the first quarter of 2001 as compared to 4.57% for the same period in 2000. The decrease in net interest margin was due to the increase in the average amounts and average rates paid on interest-bearing liabilities to $125.26 million and 5.47% in 2001, from $94.80 million and 4.33% in 2000, partially offset by the increase in the average amounts and average yield on interest-earning assets to $202.62 million and 7.38% in 2001 from $182.64 million and 6.82% in 2000.

Interest Income. Interest income for the three-month period ended March 31, 2001 increased $613,000, or 19.68%, to $3.73 million, from $3.12 million for the three-month period ended March 31, 2000. The increase was the result of a $19.98 million increase in average interest-earning assets to $202.62 million for the quarter ended March 31, 2001, from $182.64 million for 2000, and the increase in the average yield of interest-earning assets to 7.38% in 2001, from 6.82% for 2000. The increase in average interest-earning assets was due to increases in the loan portfolio and investment securities.

Interest income on loans increased $276,000 to $1.70 million for 2001, from $1.43 million in 2000, which was the result of an increase in the average balance of $8.74 million and an increase in the average yield on loans to 8.81% in 2001, from 8.33% in 2000. Interest income on investment securities increased $318,000 to $1.73 million for 2001, from $1.41 million in 2000, which was the result of an increase in the average balance of $23.37 million, partially offset by a decrease in the average yield on investments to 6.64% in 2001, from 6.98% in 2000.

Interest Expense. Interest expense for the three-month period ended March 31, 2001 increased $685,000, or 66.02%, to $1.71 million, from $1.03 million for the three-month period ended March 31, 2000. The increase was the result of a $30.46 million increase in average interest-bearing liabilities to $125.26 million for the quarter ended March 31, 2001, from $94.80 million for 2000, and the increase in the average rate paid on interest-bearing liabilities to 5.47% in 2001, from 4.33% in 2000. The increase in interest-bearing liabilities, deposits and other borrowings, was attributable to our strategy of employing excess capital through growth. The increase in the overall costs of our interest-bearing liabilities is primarily due to attractive rates offerred on time deposits in furthering our growth strategy.

Interest expense on deposits increased $500,000 to $1.50 million for the three months ended March 31, 2001 from, $996,000 for the three months ended March 31, 2000, reflecting an increase in the average cost of interest-bearing deposits to 5.48% for 2001 from 4.30% for 2000 coupled with an increase in the average balance of interest-bearing deposits of $16.60 million to $109.25 million in 2001, from $92.64 in 2000. Interest expense on certificates of deposit increased $861,000 from the combined effect of an increase in the average balance of $49.84 million and an increase in the average cost to 6.18% for 2001, from 5.03% for 2000. Interest expense on money market and savings accounts decreased $361,000 as a result of a decrease in the average balance of $33.24 million and a decrease in the average cost to 3.38% for 2001, from 3.91% for 2000. As previously mentioned, declining interest rates during the first three months of 2001 led to our lowering the rates paid on these accounts.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2001, service fee income was $165,000 as compared to service fee income of $139,000 in the year ago period. For the three-month period ended March 31, 2000, total non-interest income was $13.22 million of which $13.08 million was due to non recurring realized gains on sales of marketable securities.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three-month period ended March 31, 2001 increased to $1.27 million from $1.14 million for the three-month period ended March 31, 2000. The increase in 2001 was due primarily to increases in (i) salaries and benefits due to higher staffing levels at the Bank, (ii) occupancy expenses related to a new bank branch and (iii) equipment expenses, partially offset by decreases in legal and other professional fees.

Provision for Income Tax. During the first quarter of 2001, the Company recorded income tax expense of $501,000 compared to $5.12 million in the first quarter of 2000. The tax provisions for federal, state and local taxes recorded for 2001 and 2000 represent effective tax rates of 55.2% and 36.2%, respectively. Effective tax rates are attributable to the level of net income adjusted for certain tax-preference items.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                Berkshire Bancorp Inc.
                                                    Interest Rate Sensitivity Gap at March 31, 2001
                                                        (in thousands, except for percentages)
                                           -----------------------------------------------------------------------
                                              3 Months         3 Through       1 Through          Over
                                              or Less          12 Months        3 Years         3 Years        Total
                                              --------         ---------       ---------        -------        -----
Federal funds sold                         $  20,000       $      --        $      --       $      --      $   20,000
                                 (Rate)         5.42%             --               --              --            5.42%
                                           ---------       ---------        ---------       ---------      ----------
Interest bearing deposits
 in banks                                      2,838              --               --              --           2,838
                                 (Rate)         4.42%             --               --              --            4.42%
                                           ---------       ---------        ---------       ---------      ----------
Loans (1)(2)
Adjustable rate loans                         32,220           3,298           15,378           9,823          60,719
                                 (Rate)         8.55%           9.21%            8.85%           8.66%           8.68%
Fixed rate loans                                 358             418            3,022          11,928          15,726
                                 (Rate)         2.98%           8.14%            8.40%           7.87%           7.87%
                                           ---------       ---------        ---------       ---------      ----------
Total loans                                   32,578           3,716           18,400          21,751          76,445

Investments (3)(4)                             6,939             187            3,247          76,575          86,948
                                 (Rate)         5.49%           9.40%            5.76%           6.79%           6.65%
                                           ---------       ---------        ---------       ---------      ----------
Total rate-sensitive assets                   62,355           3,903           21,647          98,326         186,231
                                           ---------       ---------        ---------       ---------      ----------

Deposit accounts (5)
Savings and NOW                                9,385              --               --              --           9,385
                                 (Rate)         1.50%             --               --              --            1.50%
Money market                                  17,097              --               --              --          17,097
                                 (Rate)         3.00%             --               --              --            3.00%
Time Deposits                                 35,690          57,995            1,838              --          95,523
                                 (Rate)         5.93%           6.03%            5.70%             --            5.99%
                                           ---------       ---------        ---------       ---------      ----------
Total deposit accounts                        62,172          57,995            1,838              --         122,005
Repurchase agreements                          9,140              --               --              --           9,140
                                 (Rate)         4.80%             --               --              --            4.80%
Other borrowings                                  --              --              500           1,000           1,500
                                 (Rate)           --              --             6.09%           5.90%           5.96%
                                           ---------       ---------        ---------       ---------      ----------
Total rate-sensitive liabilities              71,312          57,995            2,338           1,000         132,645
                                           ---------       ---------        ---------       ---------      ----------

Interest rate caps                            20,000              --               --         (20,000)             --
Gap (repricing differences)                  (28,957)        (54,092)          19,309         117,326          53,586
                                           =========       =========        =========       =========      ==========
Cumulative Gap                               (28,957)        (83,049)         (63,740)         53,586
                                           =========       =========        =========       =========
Cumulative Gap to Total Rate

Sensitive Assets                              (15.55)%        (44.59)%         (34.23)%         28.77%
                                           =========       =========        =========       =========

------------------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of March 31, 2001.

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

         At March 31, 2001 and 2000, the Company did not have any non accrual or non performing loans. Loans past due more than 90 days and still accruing interest were $0 and $128,000 at March 31, 2001 and 2000, respectively. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $76.4 million from $66.4 million the provision for the three months ended March 31, 2001 was increased to $1.13 million from $1.02 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                                      Three Months Ended
                                                                           March 31,
                                                              ---------------------------------
                                                                 2001                   2000
                                                                 ----                   ----
Average loans outstanding                                      $ 77,208              $ 65,957
                                                               ========              ========
Allowance at beginning of period                                  1,108                   923
Charge-offs:
 Commercial and other loans                                          --                    --
 Real estate loans                                                   --                    --
                                                               --------              --------
  Total loans charged-off                                            --                    --
                                                               --------              --------
Recoveries:
 Commercial and other loans                                          10                    90
 Real estate loans                                                   --                    --
                                                               --------              --------
  Total loans recovered                                              10                    90
                                                               --------              --------
  Net (charge-offs) recoveries                                       10                    90
                                                               --------              --------
Provision for loan losses
 charged to operating expenses                                       10                     5
                                                               --------              --------
Allowance at end of period                                        1,128                 1,018
                                                               --------              --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding (2)                                   .01%                  .14%
                                                               ========              ========
Allowance as a percent of total loans                              1.48%                 1.53%
                                                               ========              ========
Total loans at end of period                                   $ 76,445              $ 66,389
                                                               ========              ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2001, the Company had total loans of $76.4 million and an allowance for loan losses of $1.13 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                            March 31,            December 31,
                                                              2001                   2000
                                                     ---------------------  ---------------------
                                                             Amount                 Amount
                                                             ------                 ------
                                                                    (in thousands)
Commercial and professional loans                          $ 11,333               $  8,920
Secured by real estate                                       64,491                 65,409
Consumer                                                        173                    794
Other                                                           448                    500
                                                           --------               --------
Total loans                                                  76,445                 75,623
Less:
 Allowance for loan losses                                   (1,128)                (1,108)
                                                           --------               --------
Loans, net                                                 $ 75,317               $ 74,515
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

         At March 31, 2001 and 2000, the Company did not have any non accrual or non performing loans. Loans past due more than 90 days and still accruing interest were $0 and $128,000 at March 31, 2001 and 2000, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                                                                                                    To be well
                                                                                                 capitalized under
                                                                              For capital        prompt corrective
                                                            Actual         adequacy purposes     action provisions
                                                       ----------------    -----------------     -----------------
                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----
March 31, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                              69,522     59.2%      9,391   >=8.0%          --     N/A
  Bank                                                 16,552     17.2%      7,702   >=8.0%       9,627    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                              68,394     58.3%      4,695   >=4.0%          --     N/A
  Bank                                                 15,424     16.0       3,851   >=4.0%       5,776     >=6.0%
Tier I Capital (to Average Assets)
  Company                                              68,394     31.5%      8,685   >=4.0%          --     N/A
  Bank                                                 15,424      8.1%      7,615   >=4.0%       9,519     >=5.0%

                                                                                                    To be well
                                                                                                 capitalized under
                                                                              For capital        prompt corrective
                                                            Actual         adequacy purposes     action provisions
                                                       ----------------    -----------------     -----------------
                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----
December 31, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                             $68,848     53.4%    $10,302   >=8.0%          --     N/A
  Bank                                                 16,249     13.8%      9,397   >=8.0%      11,746    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                              67,740     52.6%      5,155   >=4.0%          --     N/A
  Bank                                                 15,141     12.9%      4,699   >=4.0%       7,048    >=6.0%
Tier I Capital (to Average Assets)
  Company                                              67,740     35.0%      7,751   >=4.0%          --     N/A
  Bank                                                 15,141      8.5%      7,151   >=4.0%       8,938     >=5.0%

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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At March 31, 2001, Berkshire had cash of $35.9 million and marketable securities of $4.0 million.

         As more fully describe in Note 2, as of the close of business on March 30, 2001, GSB Financial was merged with and into the Company and Goshen Savings Bank was merged with and into The Berkshire Bank. The Company will utilize approximately $20.2 million of its cash on hand to fund the cash component of the transaction.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit
         Number            Description
         ------            -----------
         10.5              Lease Agreement, dated October 26, 1999, between Braun
                           Management, Inc., as agent for Bowling Green Associates, L.P.
                           and The Berkshire Bank.

b. The Company filed a Report on Form 8-K, dated April 2, 2001 (date of earliest event March 30, 2001) under Item 5 to file the press release announcing the consummation of the merger between the Company and GSB Financial Corporation.

         The Company filed a Report on Form 8-K, dated May 11, 2001 (date of earliest event March 30, 2001) under Item 7 to file the financial statements of the business acquired and the proforma financial statements in connection with the consummation of the merger between the Company and GSB Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BERKSHIRE BANCORP INC.
                                                      (Registrant)

Date:  May 14, 2001                             By:  /s/ Steven Rosenberg
       ------------                             --------------------------
                                                         Steven Rosenberg
                                                         President and Chief
                                                         Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                                          Sequential
Number            Description                                                                    Page Number
------            -----------                                                                    -----------
10.5              Lease Agreement, dated October 26, 1999, between                                  25
                  Braun Management, Inc., as agent for Bowling Green
                  Associates, L.P., and The Berkshire Bank.


                          STATEMENT OF DIFFERENCES
                          ------------------------

 The degree symbol shall be expressed as................................ [d]
 The greater-than-or-equal-to sign shall be expressed as................  >=