Form 10-Q
period 2001-06-30
BERKSHIRE BANCORP INC /DE/
filed 2001-08-14
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number:  0-13649

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              94-2563513
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

160 Broadway, New York, New York                  10038
----------------------------------------         -------------------
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

         As of August 10, 2001, there were 2,442,858 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

         PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 2001 (unaudited) and December 31, 2000                                4

                  Consolidated Statements of Income
                  For The Three and Six Months Ended
                  June 30, 2001 and 2000 (unaudited)                                             5

                  Consolidated Statement of Stockholders'
                  Equity For The Six Months Ended
                  June 30, 2001 (unaudited)                                                      6

                  Consolidated Statements of Cash Flows For
                  The Six Months Ended June 30, 2001 (unaudited)                                 7

                  Notes to Consolidated Financial Statements                                     9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  15

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                              21

         PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                                               29

Item 6.           Exhibits and Reports on Form 8-K                                               29

Signature                                                                                        30

Index of Exhibits

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                                     June 30,         December 31,
                                                                                       2001               2000
                                                                                   -------------------------------
ASSETS
Cash and due from banks                                                            $   4,624           $   2,512
Interest bearing deposits                                                              1,856               6,605
Federal funds sold                                                                     8,500              27,250
                                                                                   ---------           ---------
Total cash and cash equivalents                                                       14,980              36,367
Investment Securities:
 Available-for-sale                                                                  155,551              96,309
 Held-to-maturity                                                                      2,219              20,751
                                                                                   ---------           ---------
Total investment securities                                                          157,770             117,060
Loans, net of unearned income                                                        232,772              75,623
 Less: allowance for loan losses                                                      (1,860)             (1,108)
                                                                                   ---------           ---------
Net loans                                                                            230,912              74,515
Accrued interest receivable                                                            2,620               1,355
Premises and equipment, net                                                            7,252                 359
Prepaid expenses and other                                                             4,209               2,824
Goodwill, net of amortization of
 $1,786 in 2001 and $1,365 in 2000                                                    18,951              11,543
                                                                                   ---------           ---------
Total assets                                                                       $ 436,694           $ 244,023
                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                              $  25,446           $  14,509
 Interest bearing                                                                    278,044             123,138
                                                                                   ---------           ---------
Total deposits                                                                       303,490             137,647
Securities sold under agreements to repurchase                                        10,734              23,127
Long term borrowings                                                                  19,500               1,500
Accrued interest payable                                                               2,574               1,333
Other liabilities                                                                      2,543               1,309
                                                                                   ---------           ---------
Total liabilities                                                                    338,841             164,916
                                                                                   ---------           ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                        --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   June 30, 2001,     2,481,258 shares
   December 31, 2000, 2,127,265 shares                                                   256                 256
Additional paid-in capital                                                            89,935              78,549
Accumulated other comprehensive
 (loss), net                                                                             (54)                (85)
Retained earnings                                                                      9,428               8,352
Less: Common stock in treasury - at cost:
 June 30, 2001,      84,837 shares
 December 31, 2000, 610,470 shares                                                    (1,712)             (7,965)
                                                                                   ---------           ---------
Total stockholders' equity                                                            97,853              79,107
                                                                                   ---------           ---------
                                                                                   $ 436,694           $ 244,023
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                               For The                             For The
                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                     ------------------------             ------------------------
                                                       2001            2000                 2001            2000
                                                     --------        --------             --------        ------
INTEREST INCOME
Short-term interest-earning assets                   $    179        $    432             $    473        $    707
Securities and other investments                        2,354           1,490                4,086           2,904
Loans                                                   4,256           1,614                5,958           3,040
                                                     --------        --------             --------        --------
Total interest income                                   6,789           3,536               10,517           6,651
                                                     --------        --------             --------        --------
INTEREST EXPENSE
Deposits                                                3,072           1,021                4,568           2,017
Borrowings                                                459             185                  675             216
                                                     --------        --------             --------        --------
Total interest expense                                  3,531           1,206                5,243           2,233
                                                     --------        --------             --------        --------
Net interest income                                     3,258           2,330                5,274           4,418
PROVISION FOR LOAN LOSSES                                  37              --                   47               5
                                                     --------        --------             --------        --------
Net interest income after
 provision for loan losses                              3,221           2,330                5,227           4,413
                                                     --------        --------             --------        --------
NON-INTEREST INCOME
Investment securities gains                               480              --                  483          13,079
Other income                                              258             116                  423             255
                                                     --------        --------             --------        --------
Total non-interest income                                 738             116                  906          13,334
                                                     --------        --------             --------        --------
NON-INTEREST EXPENSE
Salaries and employee benefits                          1,079             551                1,698           1,075
Net occupancy expense                                     289             109                  471             217
Equipment expense                                          66              24                   96              48
FDIC assessment                                             8              10                   14              14
Data processing expense                                    62               5                   67              10
Amortization of goodwill                                  262             135                  421             318
Other                                                     560             622                  826             911
                                                     --------        --------             --------        --------
Total non-interest expense                              2,326           1,456                3,593           2,593
                                                     --------        --------             --------        --------
Income before provision for taxes                       1,633             990                2,540          15,154
Provision for income taxes                                705             468                1,206           5,591
                                                     --------        --------             --------        --------
Net income                                           $    928        $    522             $  1,334        $  9,563
                                                     ========        ========             ========        ========
Net income per share:
 Basic                                               $    .37        $    .24             $    .60        $   4.49
                                                     ========        ========             ========        ========
 Diluted                                             $    .37        $    .24             $    .60        $   4.36
                                                     ========        ========             ========        ========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For The Six Months Ended June 30, 2001
                                 (In Thousands)

                                                                     Accumulated     Accum-
                                      Common   Stock    Additional      other         lated              Compre-     Total
                                                Par       paid-in   comprehensive    earnings  Treasury  hensive  stockholders'
                                      Shares   value      capital    (loss), net    (deficit)   stock    income      equity
                                      ------   -----      -------    -----------    ---------  --------  -------     ------
Balance at December 31, 2000          2,566    $256       $78,549        $(85)       $ 8,352   $ (7,965)               $79,107

Net income                                                                             1,334              1,334          1,334

Treasury shares issued for                                 11,386                                 7,887                 19,273
 acquisition of GSB Financial Corp

Acquisition of treasury shares                                                                   (1,634)                (1,634)

Other comprehensive income net of
 reclassification adjustment
 and taxes                                                                 31                                31             31
                                                                                                       --------

Comprehensive income                                                                                   $  1,365
                                                                                                       ========

Cash dividends                                                                          (258)                             (258)
                                      -----    ----       -------        ----        -------    -------               --------

Balance at June 30, 2001              2,566    $256       $89,935        $(54)       $ 9,428    $(1,712)              $ 97,853
(Unaudited)                           =====    ====       =======        ====        =======    =======               ========


          The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                   For The Six Months Ended
                                                                                                           June 30,
                                                                                                   ------------------------
                                                                                                    2001               2000
                                                                                                   ------             -----
  Cash flows from operating activities:
Net income                                                                                        $ 1,334          $  9,563
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                                                        (483)          (13,079)
Depreciation and amortization and other                                                               487               390
Provision for loan losses                                                                              47                 5
  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                            120               (69)
 (Increase) decrease in prepaid expenses and other                                                    398             1,381
 Increase (decrease) in accrued interest payable
  and other liabilities                                                                              (105)             (211)
                                                                                                 --------          --------
 Net cash provided by (used in) operating activities                                                1,798            (2,020)
                                                                                                 --------          --------
  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                                          --              (285)
Investment in The Berkshire Bank                                                                       --              (105)
Cash paid for business acquired                                                                   (20,222)               --
Cash of entity acquired                                                                             6,047                --
Investment securities available for sale
 Purchases                                                                                       (134,137)          (49,180)
 Sales                                                                                            118,254            43,681
Investment securities held to maturity
 Purchases                                                                                       (141,645)               --
 Sales                                                                                            160,963                --
Net increase in loans                                                                             (22,390)           (6,856)
Acquisition of premises and equipment                                                              (3,749)               --
                                                                                                 --------          --------
Net cash (used in) investing activities                                                           (36,879)          (12,745)
                                                                                                 --------          --------

                   BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                                   For The Six Months Ended
                                                                                                           June 30,
                                                                                                   ------------------------
                                                                                                    2001               2000
                                                                                                   ------             -----
  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits                                           10,937            (1,004)
Net increase (decrease) in interest bearing deposits                                               27,042            (7,838)
(Decrease) increase in securities sold under agreements
 to repurchase                                                                                    (12,393)           21,075
Repayment of long term debt                                                                       (10,000)               --
Acquisition of treasury stock                                                                      (1,634)               --
Proceeds from exercise of common stock options                                                         --                15
Dividends paid                                                                                       (258)             (213)
                                                                                                 --------          --------
Net cash provided by financing activities                                                          13,694            12,035
                                                                                                 --------          --------
  Net decrease in cash                                                                            (21,387)           (2,730)
  Cash - beginning of period                                                                       36,367            19,879
                                                                                                 --------          --------
  Cash - end of period                                                                           $ 14,980          $ 17,149
                                                                                                 ========          ========
Supplemental cash flow information:
  Cash used to pay interest                                                                      $  4,002          $  3,152
  Cash used to pay taxes                                                                         $  1,319          $  5,556


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and December 31, 2000 and the consolidated results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its consolidated stockholders' equity for the six month period ended June 30, 2001, and its consolidated cash flows for the six month periods ended June 30, 2001 and 2000.

NOTE 2. -  Acquisitions

         GSB Financial Corporation/Goshen Savings Bank. On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial"). Under the terms of the merger, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million. This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million will be amortized over a 15 year period. The results of GSB Financial's operations have been included in the Company's balances commencing April 1, 2001.

NOTE 2. -  (continued)

         The following represents the unaudited pro forma results of operations of the Company as if the merger had occurred on the first date of the period indicated. This pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the merger actually been consummated on the dates indicated, nor are they necessarily indicative of our future operating results.

                                              For The Six Months Ended                 For The Year Ended
                                                   June 30, 2001                        December 31, 2000
                                              ------------------------                 ------------------
                                                                       (In thousands)
Interest income                                     $  13,599                               $  26,019
Interest expense                                        7,050                                  12,227
                                                    ---------                               ---------
Net interest income                                     6,549                                  13,792
Provision for loan losses                                 297                                     190
Non-interest income                                     1,011                                  15,321
Non-interest expense                                    4,654                                   8,916
Net income                                          $   1,286                               $  12,531



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

                                                                     For The Three Months Ended
                                          ---------------------------------------------------------------------------------
                                                         June 30, 2001                            June 30, 2000
                                          -------------------------------------      --------------------------------------
                                                                          Per                                         Per
                                            Income           Shares      share         Income          Shares        share
                                          (numerator)     (denominator)  amount      (numerator)   (denominator)     amount
                                          -----------     ------------   ------      -----------   -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share

 Net income available to
  common stockholders                       $    928           2,502    $  .37        $    522           2,134        $  .24

Effect of dilutive securities
 Options                                          --               1       .--              --               1           .--
                                            --------         -------    ------        --------         -------        ------
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                       $    928           2,503    $  .37        $    522           2,135        $  .24
                                            ========         =======    ======        ========         =======        ======


         Options to purchase 123,871 and 44,875 shares of common stock for up to $38.00 per share were outstanding during the three month periods ended June 30, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 3.  (continued)

                                                                     For The Six Months Ended
                                          ---------------------------------------------------------------------------------
                                                         June 30, 2001                            June 30, 2000
                                          -------------------------------------      --------------------------------------
                                                                          Per                                         Per
                                            Income           Shares      share         Income          Shares        share
                                          (numerator)     (denominator)  amount      (numerator)   (denominator)     amount
                                          -----------     -------------  ------      -----------   -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share

 Net income available to
  common stockholders                       $  1,334           2,228     $  .60        $  9,563            2,131       $ 4.49

Effect of dilutive securities
 Options                                          --               1        .                --               61         (.13)
                                            --------         -------     ------        --------          -------       ------
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                       $  1,334           2,229     $  .60        $  9,563            2,192       $ 4.36
                                            ========         =======     ======        ========          =======       ======


         Options to purchase 123,871 and 44,875 shares of common stock for up to $38.00 per share were outstanding during the six month periods ended June 30, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2001 and December 31, 2000:

                                                                        June 30, 2001
                                              --------------------------------------------------------------------
                                                                    Gross               Gross
                                              Amortized           unrealized          unrealized           Fair
                                                 Cost               gains               losses             value
                                              ---------           ----------          ----------          --------
                                                                        (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                       $ 1,719              $     2             $    --           $  1,721

Corporate notes                                    500                   --                 (12)               488
                                               -------              -------             -------           --------
 Totals                                        $ 2,219              $     2             $   (12)          $  2,209
                                               =======              =======             =======           ========




                                                                   December 31, 2000
                                              --------------------------------------------------------------------
                                                                    Gross               Gross
                                              Amortized           unrealized          unrealized           Fair
                                                 Cost               gains               losses             value
                                              ---------           ----------          ----------          --------
                                                                        (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                      $   296             $    --              $    (2)          $    294

Corporate notes                                20,455                  --                  (47)            20,408
                                              -------             -------              -------           --------
 Totals                                       $20,751             $    --              $   (49)          $ 20,702
                                              =======             =======              =======           ========

NOTE 4. (continued)

                                                                        June 30, 2001
                                              --------------------------------------------------------------------
                                                                    Gross               Gross
                                              Amortized           unrealized          unrealized           Fair
                                                 Cost               gains               losses             value
                                              ---------           ----------          ----------          --------
                                                                        (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and U.S.
Government Agencies                         $147,847           $    --            $   (98)          $147,749
Mortgage-backed
 securities                                    2,905                24                 --              2,929
Corporate notes                                1,072                --               (145)               927
Marketable equity
 securities and other                          3,778               168                 --              3,946
                                            --------           -------            -------           --------
 Totals                                     $155,602           $   192            $  (243)          $155,551
                                            ========           =======            =======           ========




                                                                   December 31, 2000
                                              --------------------------------------------------------------------
                                                                    Gross               Gross
                                              Amortized           unrealized          unrealized           Fair
                                                 Cost               gains               losses             value
                                              ---------           ----------          ----------          --------
                                                                        (In thousands)
Available-For-Sale
Investment securities
U.S. Treasury and U.S.
 Government Agencies                           $ 86,064           $    76            $  (188)          $ 85,952
Mortgage-backed
 securities                                       4,208                --                 (9)             4,199
Corporate Notes                                   1,654                 9               (350)             1,313
Marketable equity
 securities and other                             4,813               150               (118)             4,845
                                               --------           -------            -------           --------
 Totals                                        $ 96,739           $   235            $  (665)          $ 96,309
                                               ========           =======            =======           ========

NOTE 5. Loan Portfolio

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                   June 30, 2001                    December 31, 2000
                                                ----------------------              ------------------
                                                                % of                            % of
                                                  Amount        Total                 Amount    Total
                                                  ------        -----                 ------    -----
Commercial and
professional loans                              $ 25,613         11.0%              $  8,920     11.8%
Secured by real estate                           202,808         87.1                 65,409     86.5
Consumer                                           3,951          1.7                    794      1.0
Other                                                400          0.2                    500      0.7
                                                --------        -----               --------    -----
Total loans                                      232,772        100.0%                75,623    100.0%
                                                                =====                           =====
Less:
 Allowance for loan losses                        (1,860)                             (1,108)
                                                --------                            --------
Loans, net                                      $230,912                            $ 74,515
                                                ========                            ========





NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                       June 30, 2001                December 31, 2000
                                    ------------------            --------------------
                                     Average   Average            Average      Average
                                     Amount     Yield              Amount      Yield
                                     ------     -----              ------      -----
                                                    (Dollars in thousands)
Demand deposits                     $ 16,900       --             $ 14,848        --
NOW and money market                  40,922     3.18%              44,582      3.85%
Savings deposits                      21,527     2.87                4,454      2.93
Time deposits                        123,211     5.86               42,158      5.93
                                    --------     ----             --------      ----
Total deposits                      $202,560     4.51%            $106,042      4.08%
                                    ========     ====             ========      ====

NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                             For The Six Months Ended
                            ----------------------------------------------------------------------------------------------
                                       June 30, 2001                                       June 30, 2000
                            ------------------------------------------        --------------------------------------------
                                              Tax                                                 Tax
                            Before tax      (expense)       Net of tax        Before tax        (expense)       Net of tax
                              amount         benefit          Amount            amount           benefit          amount
                             --------        --------        --------         --------          --------         --------
                                                                  (In thousands)
Unrealized gains
(losses) on investment
securities:

 Unrealized holding          $    558        $   (239)       $    319         $(15,476)         $  6,191         $ (9,285)
 gains (losses) arising
 during period

  Less reclassification           480            (192)            288           13,079            (5,232)           7,847
  adjustment for gains       --------        --------        --------         --------          --------         --------
  realized in net income

Other comprehensive          $     78        $    (47)       $     31         $ (2,397)         $    959         $ (1,438)
 income (loss), net          ========        ========        ========         ========          ========         ========








Note 8.  New Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $1.0 million.

         On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

                                                              For The Three Months Ended June 30,
                                     ---------------------------------------------------------------------------------------
                                                        2001                                          2000
                                     -----------------------------------------     -----------------------------------------
                                                      Interest                                     Interest
                                     Average             and          Average      Average           and           Average
                                     Balance         Dividends      Yield/Rate     Balance        Dividends       Yield/Rate
                                     -------         ---------      ----------     -------        ---------       ----------
                                                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                            $218,213       $  4,256          7.80%        $ 68,515      $  1,614            9.42%
Investment securities                 149,568          2,354          6.30           89,354         1,490            6.67
Other (2)(5)                           15,250            179          4.67           29,841           432            5.79
                                     --------       --------          ----         --------      --------           -----
Total interest-earning assets         383,031          6,789          7.09          187,710         3,536            7.54
                                                                      ----                                          -----
Noninterest-earning assets             34,411                                        18,631
                                     --------                                      --------
Total Assets                          417,442                                       206,341
                                     ========                                       =======

INTEREST-BEARING LIABILITIES:
Interest bearing deposits              99,657            746          2.99%          63,110           610           3.87%
Time deposits                         166,117          2,326          5.60           29,480           411            5.59
Other borrowings                       32,690            459          5.62           12,916           185            5.70
                                     --------       --------          ----         --------      --------           -----
Total interest-bearing
 liabilities                          298,464          3,531          4.73          105,506         1,206            4.57
                                                    --------          ----                       --------           -----
Demand deposits                        19,030                                        15,329
Noninterest-bearing liabilities         4,610                                         5,480
Stockholders' equity (5)               95,338                                        80,026
                                     --------                                        ------
Total liabilities and
 stockholders' equity                 417,442                                       206,341
                                     ========                                       =======
Net interest income                                    3,258                                        2,330
                                                    ========                                     ========
Interest-rate spread (3)                                              2.36                                           2.97
                                                                      ====                                          =====
Net interest margin (4)                                               3.40%                                          4.97%
                                                                      ====                                          =====
Ratio of average interest-earning
 assets to average interest
 bearing liabilities                     1.28                                          1.78
                                     ========                                       =======

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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                               For The Six Months Ended June 30,
                                       ---------------------------------------------------------------------------------------
                                                          2001                                          2000
                                       -----------------------------------------     -----------------------------------------
                                                        Interest                                     Interest
                                       Average             and          Average      Average           and           Average
                                       Balance         Dividends      Yield/Rate     Balance        Dividends       Yield/Rate
                                       -------         ---------      ----------     -------        ---------       ----------
                                                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                              $148,102       $  5,958           8.05%       $ 67,243      $  3,040            9.04%
Investment securities                   127,121          4,086           6.43          84,841         2,904            6.85
Other (2)(5)                             18,108            473           5.21          32,285           707            4.38
                                       --------       --------           ----        --------      --------           -----
Total interest-earning assets           293,331         10,517           7.17         184,369         6,651            7.21
                                                                         ----                                         -----
Noninterest-earning assets               30,187                                        18,770
                                       --------                                      --------
Total Assets                            323,518                                       203,139
                                       ========                                      ========

INTEREST-BEARING LIABILITIES:
Intereearing deposits                    62,449            957           3.06%         61,967         1,205            3.89
Time deposits                           123,211          3,611           5.86          30,109           812            5.39
Other borrowings                         24,399            675           5.53           7,531           216            5.74
                                       --------       --------           ----        --------      --------           -----
Total interest-bearing
 liabilities                            210,059          5,243           4.99          99,607         2,233            4.48
                                                      --------           ----                      --------           -----
Demand deposits                          16,900                                        15,763
Noninterest-bearing liabilities           3,754                                         7,661
Stockholders' equity (5)                 92,805                                        80,108
                                       --------                                      --------
Total liabilities and
 stockholders' equity                   323,518                                       203,139
                                       ========                                      ========
Net interest income                                      5,274                                        4,418
                                                      ========                                     ========
Interest-rate spread (3)                                                 2.18                                          2.73
                                                                         ====                                         =====
Net interest margin (4)                                                  3.60%                                         4.79
                                                                         ====                                         =====
Ratio of average interest-earning
 assets to average interest
 bearing ilities                           1.39                                          1.85
                                       ========                                     =========


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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000.

General. On March 30, 2001, Berkshire Bancorp Inc. ("Berkshire" or the "Company"), through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial") (see Note 2). This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operation for the Company include only the results of operation of GSB Financial for the three month period from April 1 through June 30, 2001. The Company acquired total loans, assets and deposits of $134.06 million, $190.04 million and $127.86 million, respectively.

Net Income. Net income for the three-month period ended June 30, 2001 was $928,000, or $.37 per diluted share, as compared to $522,000, or $.24 per diluted share, for the three-month period ended June 30, 2000. Net income for the six-month period ended June 30, 2001 was $1.33 million, or $.60 per diluted share, as compared to $9.56 million, or $4.36 per diluted share, for the six-month period ended June 30, 2000.

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

         In March 1999, Elottery exercised its right to redeem and convert the Elottery Preferred Stock into Elottery Common Stock and on April 6, 1999, in exchange for its shares of Elottery Preferred Stock, the Company received 4,193,204 shares of Elottery Common Stock with a market value of approximately $17.7 million. At June 3, 2001 and December 31, 2000, the Company owned 130,000 shares of Elottery, Inc. Common Stock with a fair market value of approximately $46,000 and $65,000, respectively. The Company intends to sell its remaining shares of Elottery Common Stock as market conditions allow.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The declining interest rate environment that prevailed during the first six months of 2001 was in contrast with the increasing interest rate environment that existed during the first six months of 2000.

         For the quarter ended June 30, 2001, net interest income increased by $930,000, or 39.91%, to $3.26 million, from $2.33 million for the first quarter of 2000. The increase was the result of the growth in average interest-earning assets of $195.32 million, partially offset by the growth in average interest-bearing liabilities of $192.96 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 31, 2001. Net interest rate spread declined to 2.36% for the 2001 quarter, from 2.97% for the 2000 quarter. The decline in net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.73% in the 2001 quarter, from 4.57% in the 2000 quarter, and a decrease in the average yield on interest-earning assets to 7.09% for the 2001 quarter, from 7.54% for the 2000 quarter.

         For the six months ended June 30, 2001, net interest income increased by $860,000, or 19.46%, to $5.27 million, from $4.42 million for the six months ended June 30, 2000. The increase was the result of the growth in average interest-earning assets of $108.96 million, partially offset by the growth in average interest-bearing liabilities of $110.45 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 31, 2001. Net interest rate spread declined to 2.18% for the 2001 six months, from 2.73% for the 2000 six months. The decline in net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.99% in the 2001 period, from 4.48% in the 2000 period, and a decrease in the average yield on interest-earning assets to 7.17% for 2001, from 7.21% for 2000.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.40% for the three months ended June 30, 2001 as compared to 4.97% for the quarter ended June 30, 2000. The decrease in net interest margin was due to, (i) the increase in the average amounts and average rates paid on interest-bearing liabilities to $298.46 million and 4.73% in the 2001 quarter, from $105.51 million and 4.57% in the 2000 quarter and (ii) the decrease in the average yield on interest-earning assets to 7.09% in 2001 from 7.54% in 2000 due to the acquisition of GSB Financial whose loan portfolio is made up primarily of 1-4 family loans with annual yields less than previously earned by Berkshire. The decrease in net interest margin was partially offset by the increase in the average amounts interest-earning assets to $383.03 million in 2001 from $187.71 million in 2000.

         For the six months ended June 30, 2001, net interest margin was 3.60% as compared to 4.79% for the six months ended June 30, 2000. The decrease in net interest margin was due to, (i) the increase in the average amounts and average rates paid on interest-bearing liabilities to $210.06 million and 4.99% in the 2001 period, from $99.61 million and 4.48% in the 2000 period and (ii) the decrease in the average yield on interest-earning assets to 7.17% in 2001 from 7.21% in 2000. The decrease in net interest margin was partially offset by the increase in the average amounts interest-earning assets to $293.33 million in 2001 from $184.37 million in 2000.

Interest Income. Total interest income for the three-month period ended June 30, 2001 increased $3.25 million, or 91.81%, to $6.79 million from $3.54 million for the three-month period ended June 30, 2000. The increase was the result of a $195.32 million increase in average interest-earning assets to $383.03 million for the quarter ended June 30, 2001, from $187.71 million for the quarter ended June 30, 2000 due to the acquisition of GSB Financial, partially offset by the decrease in the average yield of interest-earning assets to 7.09% in 2001, from 7.54% in 2000. The increase in average interest-earning assets was due to increases in the loan portfolio and investment securities.

         Interest income on loans increased by $2.65 million to $4.26 million for the three months ended June 30, 2001, from $1.61 million for the three months ended June 30, 2000. The increase is due to an increase of $149.69 million in average loans balances, partially offset by the decrease increase in the average yield on loans to 7.80% in the 2001 quarter from 9.42% in the 2000 quarter. Interest income on investment securities increased $860,000 to $2.35 million in the 2001 quarter, from $1.49 million in the 2000 quarter. The increase is due to an increase of $60.22 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 6.30% in 2001, from 6.67% in 2000.

         Total interest income for the six-month period ended June 30, 2001 increased $3.87 million, or 58.20%, to $10.52 million, from $6.65 million for the six-month period ended June 30, 2000. The increase was the result of a $195.32 million increase in average interest-earning assets to $293.33 million in the 2001 period from $184.37 million in the 2000 period, partially offset by the decrease in the average yield of interest-earning assets to 7.17% in 2001, from 7.21% in 2000. The increase in average interest-earning assets was due to increases in the loan portfolio and investment securities.

         Interest income on loans increased by $2.92 million to $5.96 million for the six months ended June 30, 2001 from $3.04 million in 2000. The increase was due to an increase of $80.86 million in average loan balances, partially offset by the decrease in the average yield on loans to 8.05% in 2001 from 9.04% in 2000. Interest income on investment securities increased $1.18 million to $4.09 million in 2001 from $2.90 million in 2000. The increase is due to an increase of $42.28 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 6.43% in 2001 from 6.85% in 2000.

Interest Expense. Total interest expense for the three-month period ended June 30, 2001 increased $2.32 million to $3.53 million from $1.21 million for the three-month period ended June 30, 2000. The increase was the result of a $192.95 million increase in average interest-bearing liabilities to $298.46 million for the quarter ended June 30, 2001, primarily from the acquisition of GSB Financial, from $105.51 million for the quarter ended June 30, 2000, and the increase in the average rate paid on interest-bearing liabilities to 4.73% in 2001 from 4.57% in 2000. The increase in interest-bearing liabilities, deposits and other borrowings, was attributable to our strategy of employing excess capital through growth. The increase in the overall costs of our interest-bearing liabilities is primarily due to attractive rates offered on time deposits in furthering our growth strategy.

         Interest expense on interest-bearing deposits, money market and savings accounts, increased by $136,000 to $746,000 for the 2001 quarter from $610,000 for the 2000 quarter. The increase is due to higher average balances, partially offset by a decrease in average rates paid on interest-bearing deposits to 2.99% from 3.87%. Interest expense on time deposits increased by $1.92 million to $2.33 million for the 2001 quarter from $411,000 for the 2000 quarter. The increase is due to an increase of $136.64 million in the average balance of time deposits to $166.12 million for the 2001 quarter from $29.48 million for the 2000 quarter. Interest expense on borrowings increased to $459,000 in the 2001 quarter from $185,000 in the 2000 quarter due to higher average balances, partially offset by the lower average cost of borrowed funds.

         Total interest expense for the six-month period ended June 30, 2001 increased $3.01 million to $5.24 million from $2.23 million for the six-month period ended June 30, 2000. The increase was the result of a $110.45 million increase in average interest-bearing liabilities to $210.06 million for the six months ended June 30, 2001 from $99.61 million for the six months ended June 30, 2000, and the increase in the average rate paid on interest-bearing liabilities to 4.99% in the 2001 period from 4.48% in the 2000 period.

         Interest expense on interest-bearing deposit accounts decreased by $253,000 to $957,000 for the 2001 six months from $1.21 million for the 2000 six months. The decrease is due to a decrease in average rates paid on interest-bearing deposits to 3.06% in 2001 from 3.89% in 2000, partially offset by higher average balances in the 2001 period. Interest expense on time deposits increased by $2.80 million to $3.61 million for the 2001 six months from $812,000 for the 2000 six months. The increase is due to an increase of $93.10 million in the average balance of time deposits to $123.21 million for the 2001 six months from $30.11 million for the 2000 six months and the increase in average rates paid to 5.86% in the 2001 period from 5.39% in the 2000 period. Interest expense on borrowings increased to $675,000 for the 2001 six months from $216,000 for the 2000 period due to higher average balances, partially offset by the lower average cost of borrowed funds.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended June 30, 2001, total non-interest income was $738,000, compared to $116,000 in the year ago period. For the six months ended June 30, 2001, total non-interest income was $906,000, compared to $13.33 million, including $13.08 million of non-recurring realized gains on sales of marketable securities., in the year ago period.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six month periods ended June 30, 2001 was $2.33 million and $3.59 million, respectively, compared to $1.46 million and $2.59 million, respectively for the same periods in 2000. The year to year increases are due primarily to increases in salaries and employee benefits and occupancy expenses resulting from the expansion of the business.

Provision for Income Tax. During the six-month period ended June 30, 2001, the Company recorded income tax expense of $1.21 million, compared to income tax expense of $5.59 million for the six months ended June 30, 2000. The tax provisions for federal, state and local taxes recorded for 2001 and 2000 represent effective tax rates of 47.48% and 36.89%, respectively. The increase in the effective rate is due to tax advantageous investment securities sold by the Company.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                        Berkshire Bancorp Inc.
                                                           Interest Rate Sensitivity Gap at June 30, 2001
                                                                (in thousands, except for percentages)
                                        ---------------------------------------------------------------------------------------
                                         3 Months          3 Through           1 Through             Over
                                         or Less           12 Months            3 Years             3 Years             Total
                                        ---------          ---------           ---------           ---------         ----------
Federal funds sold                      $   8,500          $      --           $      --           $      --         $    8,500
                              (Rate)         4.07%                --                  --                  --               4.07%
                                        ---------          ---------           ---------           ---------         ----------
Interest bearing deposits
 in banks                                   1,856                 --                  --                  --              1,856
                              (Rate)         3.43%                --                  --                  --               3.43%
                                        ---------          ---------           ---------           ---------         ----------
Loans (1)(2)
Adjustable rate loans                      50,231             13,035              11,470              14,066             88,802
                              (Rate)         7.21%              7.79%               8.66%               8.30%              7.66%
Fixed rate loans                              290              3,716               7,421             132,543            143,970
                              (Rate)         9.91%              8.87%               8.50%               7.48%              7.57%
                                        ---------          ---------           ---------           ---------         ----------
Total loans                                50,521             16,751              18,891             146,609            232,772

Investments (3)(4)                          1,571                259               1,758             154,120            157,708
                              (Rate)         5.74%              6.97%               5.27%               6.23%              6.22%
                                        ---------          ---------           ---------           ---------         ----------
Total rate-sensitive assets                62,448             17,010              20,649             300,729            400,836
                                        ---------          ---------           ---------           ---------         ----------
Deposit accounts (5)
Savings and NOW                            58,128                 --                  --                  --             58,182
                              (Rate)         2.41%                --                  --                  --               2.41%
Money market                               49,410                 --                  --                  --             49,410
                              (Rate)         3.54%                --                  --                  --               3.54%
Time Deposits                              87,885             76,884               5,540                 143            170,452
                              (Rate)         5.62%              4.93%               5.20%               4.59%              5.29%
                                        ---------          ---------           ---------           ---------         ----------
Total deposit accounts                    195,477             76,884               5,540                 143            278,044
Repurchase agreements                      10,734                 --                  --                  --             10,734
                              (Rate)         3.69%                --                  --                  --               3.69%
Other borrowings                            2,000                 --                 500              17,000             19,500
                              (Rate)         6.09                 --                6.09%               6.21%              6.19%
                                        ---------          ---------           ---------           ---------         ----------
Total rate-sensitive liabilities         208,211             76,884               6,040              17,143            308,278
                                        ---------          ---------           ---------           ---------         ----------

Interest rate caps                         20,000                 --                  --             (20,000)                --
Gap (repricing differences)              (125,763)           (59,874)             14,609             263,586             92,558
                                        =========          =========           =========           =========         ==========
Cumulative Gap                           (125,763)          (185,637)           (171,028)             92,558
                                        =========          =========           =========           =========
Cumulative Gap to Total Rate
Sensitive Assets                           (31.38)%           (46.31)%            (42.67)%             23.09%
                                        =========          =========           =========           =========



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

         At June 30, 2001 and 2000, the Company did not have any non accrual or non performing loans or any loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $232.77 million (including $134.1 million acquired in the merger with GSB Financial) from $72.55 million, the provision for the six months ended June 30, 2001 was increased to $1.86 million (including $691,000 acquired in the merger with GSB Financial) from $1.03 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                       -----------------------           ----------------------
                                                         2001           2000               2001          2000
                                                         ----           ----               ----          ----
Average loans outstanding                              $218,213       $ 68,515           $148,102      $ 67,243
                                                       ========       ========           ========      ========
Allowance at beginning of period                          1,128          1,018              1,108           923
Charge-offs:
 Commercial and other loans                                   9             --                  9            --
 Real estate loans                                           --             --                 --            --
                                                       --------       --------           --------      --------
  Total loans charged-off                                     9             --                  9            --
                                                       --------       --------           --------      --------
Recoveries:
 Commercial and other loans                                  13             13                 23           103
 Real estate loans                                           --             --                 --            --
                                                       --------       --------           --------      --------
  Total loans recovered                                      13             13                 23           103
                                                       --------       --------           --------      --------
  Net recoveries                                              4             13                 14           103
                                                       --------       --------           --------      --------
Provision for loan losses
 charged to operating expenses                               37             --                 47             5
Acquisition of GSB Financial Corp                           691             --                691            --
--------------                                         --------       --------           --------      --------
Allowance at end of period                                1,860          1,031              1,860         1,031
                                                       --------       --------           --------      --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                               .00%           .02%               .09%          .15%
                                                       ========       ========           ========      ========
Allowance as a percent of total loans                       .80%          1.42%               .80%         1.42%
                                                       ========       ========           ========      ========
Total loans at end of period                           $232,772       $ 72,550           $232,772      $ 72,550
                                                       ========       ========           ========      ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2001, the Company had total loans of $232.77 million and an allowance for loan losses of $1.86 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                                 June 30,              December 31,
                                                                   2001                   2000
                                                                 --------              ------------
                                                                   Amount                 Amount
                                                                   ------                 ------
                                                                         (in thousands)
Commercial and professional loans                                $ 25,613               $  8,920
Secured by real estate                                            202,808                 65,409
Consumer                                                            3,951                    794
Other                                                                 400                    500
                                                                 --------               --------
Total loans                                                       232,772                 75,623
Less:
 Allowance for loan losses                                         (1,860)                (1,108)
                                                                 --------               --------
Loans, net                                                       $230,912               $ 74,515
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

         At June 30, 2001 and 2000, the Company did not have any non accrual or non performing loans, or any loans past due more than 90 days and still accruing interest.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                                                                     To be well
                                                                                                  capitalized under
                                                                             For capital          prompt corrective
                                                          Actual          adequacy purposes       action provisions
                                                          ------          -----------------       -----------------

                                                          Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                          ------    -----      ------    -----      ------    -----
June 30, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                                 80,708     39.1%     16,520   >=8.0%          --    N/A
                                                                                         -
  Bank                                                    63,130     33.5%     15,095   >=8.0%      18,868   >=10.0%
                                                                                         -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 78,848     38.2%      8,260   >=4.0%          --    N/A
                                                                                         -
  Bank                                                    44,179     23.4       7,547   >=4.0%      11,321    >=6.0%
                                                                                         -                     -
Tier I Capital (to Average Assets)
  Company                                                 78,848     19.8%     16,698   >=4.0%          --    N/A
                                                                                         -
  Bank                                                    44,179     11.7%     15,134   >=4.0%      18,917    >=5.0%
                                                                                         -                     -




                                                                                                     To be well
                                                                                                  capitalized under
                                                                             For capital          prompt corrective
                                                          Actual          adequacy purposes       action provisions
                                                          ------          -----------------       -----------------

                                                          Amount    Ratio      Amount    Ratio      Amount    Ratio
                                                          ------    -----      ------    -----      ------    -----
December 31, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                                $68,848     53.4%    $10,302   >=8.0%          --    N/A
                                                                                         -
  Bank                                                    16,249     13.8%      9,397   >=8.0%      11,746   >=10.0%
                                                                                         -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 67,740     52.6%      5,155   >=4.0%          --    N/A
                                                                                         -
  Bank                                                    15,141     12.9%      4,699   >=4.0%       7,048    >=6.0%
                                                                                         -                     -
Tier I Capital (to Average Assets)
  Company                                                 67,740     35.0%      7,751   >=4.0%          --    N/A
                                                                                         -
  Bank                                                    15,141      8.5%      7,151   >=4.0%       8,938    >=5.0%
                                                                                         -                     -



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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At June 30, 2001, Berkshire had cash of $17.36 million and marketable securities of $6.39 million.

         As more fully describe in Note 2, as of the close of business on March 30, 2001, GSB Financial was merged with and into the Company and Goshen Savings Bank was merged with and into The Berkshire Bank. The Company utilized approximately $20.2 million of its cash on hand to fund the cash component of the transaction.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The 2001 Annual Meeting of Stockholders was held on May 17, 2001.

         Each of the five individuals nominated to serve as directors of the Company was elected:

Director                                              Shares For                     Shares Withheld
========                                              ==========                     ===============
William L. Cohen                                       1,485,219                               1,534
Thomas V. Guarino                                      1,485,217                               1,536
Moses Marx                                             1,485,219                               1,534
Steven Rosenberg                                       1,485,219                               1,534
Randolph B. Stockwell                                  1,485,219                               1,534



Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits
         None

b. There were no reports on Form 8-K filed by the Company during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BERKSHIRE BANCORP INC.
                                                        (Registrant)

Date:  August 10, 2001                   By:       /s/ Steven Rosenberg
       ---------------                            --------------------------
                                                  Steven Rosenberg
                                                  President and Chief
                                                  Financial Officer

                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......................>=