Form 10-Q
period 2001-09-30
BERKSHIRE BANCORP INC /DE/
filed 2001-11-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                               ------------------------

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

                                       N/A
             -----------------------------------------------------
                  (Former name if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     As of November 7, 2001, there were 2,419,590 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                             Page No.
                                                                             --------
         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 2001 (unaudited) and
                  December 31, 2000                                             4

                  Consolidated Statements of Income
                  For The Three and Nine Months Ended
                  September 30, 2001 and 2000 (unaudited)                       5

                  Consolidated Statement of Stockholders'
                  Equity For The Nine Months Ended
                  September 30, 2001 (unaudited)                                6

                  Consolidated Statements of Cash Flows
                  For The Nine Months Ended September 30,
                  2001 and 2000 (unaudited)                                     7

                  Notes to Consolidated Financial Statements                    9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                 14

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                             20

         PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                              26

Signature                                                                       27

Index of Exhibits                                                               28

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                            September 30,    December 31,
                                                                                2001            2000
                                                                         ---------------------------------
ASSETS
Cash and due from banks                                                       $   5,966      $   2,512
Interest bearing deposits                                                           295          6,605
Federal funds sold                                                                5,700         27,250
                                                                              ---------      ---------
Total cash and cash equivalents                                                  11,961         36,367
Investment Securities:
 Available-for-sale                                                             165,946         96,309
 Held-to-maturity                                                                 1,944         20,751
                                                                              ---------      ---------
Total investment securities                                                     167,890        117,060
Loans, net of unearned income                                                   241,957         75,623
 Less: allowance for loan losses                                                 (1,974)        (1,108)
                                                                              ---------      ---------
Net loans                                                                       239,983         74,515
Accrued interest receivable                                                       2,930          1,355
Premises and equipment, net                                                       7,312            359
Prepaid expenses and other                                                        3,404          2,824
Goodwill, net of amortization of
 $2,043 in 2001 and $1,365 in 2000                                               18,695         11,543
                                                                              ---------      ---------
Total assets                                                                  $ 452,175      $ 244,023
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                         $  27,848      $  14,509
 Interest bearing                                                               284,985        123,138
                                                                              ---------      ---------
Total deposits                                                                  312,833        137,647
Securities sold under agreements to repurchase                                    9,436         23,127
Long term borrowings                                                             27,500          1,500
Accrued interest payable                                                          2,106          1,333
Other liabilities                                                                 2,948          1,309
                                                                              ---------      ---------
Total liabilities                                                               354,823        164,916
                                                                              ---------      ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                                                 --             --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized -- 10,000,000 shares
  Issued -- 2,566,095 shares
  Outstanding --
   September 30, 2001, 2,421,290 shares
   December 31, 2000,  2,127,265 shares                                             256            256
Additional paid-in capital                                                       89,914         78,549
Accumulated other comprehensive
 income (loss), net                                                                 867            (85)
Retained earnings                                                                10,072          8,352
Less: Common stock in treasury - at cost:
 September 30, 2001, 144,805 shares
 December 31, 2000,  610,470 shares                                              (3,757)        (7,965)
                                                                              ---------      ---------
Total stockholders' equity                                                       97,352         79,107
                                                                              ---------      ---------
                                                                              $ 452,175      $ 244,023
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                                For The                          For The
                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     ------------------------------    -----------------------------
                                                       2001           2000               2001           2000
                                                     --------       --------           --------       --------
INTEREST INCOME
Short-term interest-earning assets                   $     96       $    196           $    569       $    903
Securities and other investments                        2,490          1,733              6,576          4,637
Loans                                                   4,600          1,655             10,558          4,695
                                                     --------       --------           --------       --------
Total interest income                                   7,186          3,584             17,703         10,235
                                                     --------       --------           --------       --------
INTEREST EXPENSE
Deposits                                                2,970          1,010              7,538          3,027
Borrowings                                                465            364              1,140            580
                                                     --------       --------           --------       --------
Total interest expense                                  3,435          1,374              8,678          3,607
                                                     --------       --------           --------       --------
Net interest income                                     3,751          2,210              9,025          6,628
PROVISION FOR LOAN LOSSES                                 115             10                162             15
                                                     --------       --------           --------       --------
Net interest income after
 provision for loan losses                              3,636          2,200              8,863          6,613
                                                     --------       --------           --------       --------
NON-INTEREST INCOME
Investment securities gains                                12            209                495         13,288
Other income                                              174            934                597          1,189
                                                     --------       --------           --------       --------
Total non-interest income                                 186          1,143              1,092         14,477
                                                     --------       --------           --------       --------
NON-INTEREST EXPENSE
Salaries and employee benefits                          1,238            548              2,936          1,623
Net occupancy expense                                     323            116                794            333
Equipment expense                                          51             26                147             74
FDIC assessment                                            13              7                 27             21
Data processing expense                                    37              5                104             15
Amortization of goodwill                                  257            159                678            477
Other                                                     545            242              1,371          1,153
                                                     --------       --------           --------       --------
Total non-interest expense                              2,464          1,103              6,057          3,696
                                                     --------       --------           --------       --------
Income before provision for taxes                       1,358          2,240              3,898         17,394
Provision for income taxes                                714            638              1,920          6,229
                                                     --------       --------           --------       --------
Net income                                           $    644       $  1,602           $  1,978       $ 11,165
                                                     ========       ========           ========       ========
Net income per share:
 Basic                                               $    .26       $    .75           $    .86       $   5.24
                                                     ========       ========           ========       ========
 Diluted                                             $    .26       $    .75           $    .86       $   5.13
                                                     ========       ========           ========       ========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 2001
                                 (In Thousands)

                                                                                     Accumulated             Accum-
                                            Common    Stock     Additional              other                ulated
                                                       Par        paid-in           comprehensive           earnings
                                            Shares    value       capital        (loss) income, net        (deficit)
                                            ------    -----   -   --------    -  -------------------       ---------
Balance at December 31, 2000                 2,566    $256        $78,549                   $ (85)           $8,352
Net income                                                                                                    1,978

Treasury shares issued                                             11,386
 for acquisition of GSB
 Financial Corp

Acquisition of treasury shares

Exercise of stock options                                             (21)

Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                                    952


Comprehensive income


Cash dividends                                                                                                 (258)
                                            ------   ----         -------                  -------          --------

Balance at September 30, 2001                2,566   $256         $89,914                   $ 867          $ 10,072
                                                     ====         =======                 =======          ========
(Unaudited)

                                                                                    Total
                                               Treasury      Comprehensive      stockholders'
                                                 stock          income             equity
                                             ------------      --------           -------
Balance at December 31, 2000                   $(7,965)                           $79,107
Net income                                                       1,978              1,978

Treasury shares issued                           7,887                             19,273
 for acquisition of GSB
 Financial Corp

Acquisition of treasury shares                  (3,790)                            (3,790)

Exercise of stock options                          111                                 90

Other comprehensive income net
 of reclassification adjustment
 and taxes                                                         952                952
                                                               -------

Comprehensive income                                           $ 2,930
                                                               =======

Cash dividends                                                                       (258)
                                               -------                            -------

Balance at September 30, 2001                  $(3,757)                           $97,352
                                               =======                            =======
(Unaudited)


          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             For The Nine Months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                               2001               2000
                                                                                              -----              -----
  Cash flows from operating activities:
Net income                                                                              $   1,978             $  11,165
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Gain on investment securities                                                                (495)              (13,288)
Depreciation and amortization and other                                                       842                   594
Provision for loan losses                                                                     162                    15


  Changes in assets and liabilities:
 (Increase) in accrued interest receivable                                                   (190)                 (436)
 Decrease in prepaid expenses and other                                                       805                 1,434
 (Decrease) in accrued interest payable
  and other liabilities                                                                      (168)                 (412)
                                                                                        ---------             ---------
 Net cash provided by (used in) operating activities                                        2,934                  (928)
                                                                                        ---------             ---------

  Cash flows from investing activities:
Investment in Madison Merchant Services, Inc.                                                --                    (285)
Investment in The Berkshire Bank                                                             --                    (105)
Cash paid for business acquired                                                           (20,222)                 --
Cash of entity acquired                                                                     6,047                  --
Investment securities available for sale
 Purchases                                                                               (227,872)              (54,075)
 Sales                                                                                    202,901                49,447
Investment securities held to maturity
 Purchases                                                                               (142,430)                 --
 Sales                                                                                    162,023                  --
Net increase in loans                                                                     (31,574)               (8,973)
Acquisition of premises and equipment                                                      (3,907)                  (15)
                                                                                        ---------             ---------
Net cash (used in) investing activities                                                   (55,034)              (14,006)
                                                                                        ---------             ---------

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             For The Nine Months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                               2001               2000
                                                                                              -----              -----
  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits                                   13,339                (2,209)
Net increase (decrease) in interest bearing deposits                                       33,983                (3,882)
(Decrease) increase in securities sold under agreements
 to repurchase                                                                            (13,691)               20,402
(Repayment) issuance of long term debt                                                     (2,000)                5,000
Acquisition of treasury stock                                                              (3,769)                 (296)
Proceeds from exercise of common stock options                                                 90                    15
Dividends paid                                                                               (258)                 (213)
                                                                                        ---------             ---------
Net cash provided by financing activities                                                  27,694                18,817
                                                                                        ---------             ---------

  Net decrease (increase) in cash                                                         (24,406)                3,883
  Cash - beginning of period                                                               36,367                19,879
                                                                                        ---------             ---------
  Cash - end of period                                                                  $  11,961             $  23,762
                                                                                        =========             =========
Supplemental cash flow information:
  Cash used to pay interest                                                             $   7,905             $   3,060
  Cash used to pay taxes                                                                $   1,366             $   6,122




         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and December 31, 2000 and the consolidated results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its consolidated stockholders' equity for the nine month period ended September 30, 2001, and its consolidated cash flows for the nine month periods ended September 30, 2001 and 2000.

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

                                             For The Nine Months Ended                   For The Year Ended
                                                 September 30, 2001                      December 31, 2000
                                         -----------------------------------     -----------------------------------
                                                                       (In thousands)
Interest income                                                     $20,785                                 $26,019
Interest expense                                                     10,485                                  12,227
                                                                    -------                                 -------
Net interest income                                                  10,300                                  13,792
Provision for loan losses                                               412                                     190
Non-interest income                                                   1,197                                  15,321
Non-interest expense                                                  7,118                                   8,916
Net income                                                          $ 2,026                                 $12,531


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

                                                                  For The Three Months Ended
                                       ----------------------------------------------------------------------------------
                                                September 30, 2001                         September 30, 2000
                                       --------------------------------------   -----------------------------------------
                                                                      Per                                           Per
                                          Income         Shares      share          Income         Shares          share
                                        (numerator)  (denominator)   amount      (numerator)    (denominator)     amount
                                        -----------  -------------   ------      -----------    -------------     ------
                                                             (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                          $ 644          2,445     $.26            $1,602           2,124      $.75
Effect of dilutive securities
 Options                                          --             10       --                --               1        --
                                              ------          -----     ----            ------          ------      ----

Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                          $ 644          2,455     $.26            $1,602           2,125      $.75
                                               =====          =====    =====            ======          ======      ====

         Options to purchase 119,375 shares of common stock for $30.00 to $38.00 per share and 44,875 shares of common stock for $38.00 per share were outstanding during the three month periods ended September 30, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                                    For The Nine Months Ended
                                       ------------------------------------------------------------------------------------
                                                 September 30, 2001                         September 30, 2000
                                       ---------------------------------------   ------------------------------------------
                                                                        Per                                         Per
                                            Income         Shares      share        Income          Shares         share
                                          (numerator)  (denominator)   amount     (numerator)    (denominator)     amount
                                          -----------  -------------  -------     -----------    -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                         $1,978          2,301      $.86          $ 11,165       2,131        $ 5.24
Effect of dilutive securities
 Options                                          --             11        --                --          45          (.11)
                                              ------          -----      ----         ---------      ------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                         $1,978          2,312      $.86          $ 11,165       2,176        $ 5.13
                                              ======          =====      ====         =========      ======        ======

         Options to purchase 119,375 shares of common stock for $30.00 to $38.00 per share and 44,875 shares of common stock for $38.00 per share were outstanding during the nine month periods ended September 30, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2001 and December 31, 2000:

                                                                  September 30, 2001
                                        ------------------------------------------------------------------------
                                                               Gross              Gross
                                        Amortized Cost      unrealized          unrealized            Fair
                                                               gains              losses             value
                                        ---------------   ----------------   -----------------   ---------------
                                                                    (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                       $ 1,444                $ 9                $ --            $1,453
Corporate notes                                    500                 --                  --               500
                                               -------                ---                ----            ------
 Totals                                        $ 1,944                $ 9                $ --            $1,953
                                               =======                ===                ====            ======



                                                                 December 31, 2000
                                      -------------------------------------------------------------------------
                                                              Gross              Gross
                                      Amortized Cost       unrealized          unrealized            Fair
                                                              gains              losses             value
                                      ---------------    ----------------   -----------------   ---------------
                                                                   (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                     $   296                $ --              $  (2)          $    294
Corporate notes                               20,455                  --                (47)            20,408
                                             -------                ----              -----           --------
 Totals                                      $20,751                $ --              $ (49)          $ 20,702
                                             =======                ====              =====           ========

                                                              September 30, 2001
                                     ----------------------------------------------------------------------
                                                           Gross             Gross
                                     Amortized Cost      unrealized        unrealized           Fair
                                                           gains             losses             value
                                     ---------------   ---------------   ---------------   ----------------
                                                                (In thousands)
Available-For-Sale Investment
Securities
U.S. Treasury and U.S.
Government Agencies                        $146,995           $ 1,493             $  --           $148,488
Mortgage-backed
 securities                                   2,730                 7                --              2,737
Corporate notes                                 972                --               148                824
Marketable equity
 securities and other                        13,778               119                --             13,897
                                           --------           -------             -----             ------
 Totals                                    $164,475           $ 1,619             $ 148           $165,946
                                           ========           =======             =====           ========



                                                                  December 31, 2000
                                        ----------------------------------------------------------------------
                                                              Gross             Gross
                                        Amortized Cost      unrealized        unrealized           Fair
                                                              gains             losses             value
                                        ---------------   ---------------   ---------------   ----------------
                                                                   (In thousands)
Available-For-Sale Investment
securities
U.S. Treasury and U.S.
 Government Agencies                          $ 86,064             $  76            $(188)           $ 85,952
Mortgage-backed
 securities                                      4,208                --               (9)              4,199
Corporate Notes                                  1,654                 9             (350)              1,313
Marketable equity
 securities and other                            4,813               150             (118)              4,845
                                              --------             -----            -----            --------
 Totals                                       $ 96,739             $ 235            $(665)           $ 96,309
                                              ========             =====            =====            ========

NOTE 5. Loan Portfolio

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                September 30, 2001                December 31, 2000
                                         ----------------------------------   ---------------------------
                                                                % of                           % of
                                                      Amount    Total                Amount    Total
                                                      ------    -----                ------    -----
Commercial and
professional loans                                  $ 24,822     10.3%               $8,920     11.8%
Secured by real estate                               212,454     87.8                65,409     86.5
Consumer                                               3,991      1.6                   794      1.0
Other                                                    690      0.3                   500      0.7
                                                    --------    -----               -------    -----
Total loans                                          241,957    100.0%               75,623    100.0%
                                                                =====                          =====
Less:
 Allowance for loan losses                            (1,974)                        (1,108)
                                                     -------                        ------

Loans, net                                          $239,983                        $74,515
                                                    ========                        =======




NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                      September 30, 2001                December 31, 2000
                                -------------------------------   ------------------------------
                                    Average      Average               Average     Average
                                     Amount       Yield                 Amount      Yield
                                     ------       -----                 ------      -----
                                                    (Dollars in thousands)
Demand deposits                     $ 19,998        --                  $ 14,848       --
NOW and money market                  47,313      3.13%                   44,582     3.85%
Savings deposits                      29,532      2.87                     4,454     2.93
Time deposits                        142,441      5.47                    42,158     5.93
                                    --------      ----                  --------     ----
Total deposits                      $239,284      4.23%                 $106,042     4.08%
                                    ========      ====                  ========     ====

NOTE 7. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                                For The Nine Months Ended
                           --------------------------------------------------------------------------------------------------
                                        September 30, 2001                                  September 30, 2000
                           ----------------------------------------------   -------------------------------------------------
                                                Tax                                                 Tax
                            Before tax       (expense)       Net of tax       Before tax         (expense)        Net of tax
                              amount          benefit          Amount           amount            benefit           amount
                           --------------  --------------   -------------   ----------------  ----------------  -------------
                                                                      (In thousands)
Unrealized gains
(losses) on investment
securities:
 Unrealized holding
 gains (losses) arising
 during period                     $2,082         $ (833)          $1,249          $(15,272)          $6,109        $  (9,163)
  Less reclassification
  adjustment for gains
  realized in net income              495           (198)             297            13,288           (5,315)           7,973
                                   ------         ------           ------          --------           ------        ---------
Other comprehensive
 income (loss), net                $1,587         $ (635)           $ 952          $ (1,984)          $  794        $  (1,190)
                                   ======         ======            =====          ========           ======        =========


Note 8.  New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual amortization expense of approximately $1.0 million.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries (the "Company"). References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to per share amounts refer to diluted shares. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

         The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

                                                                  For The Three Months Ended September 30,
                                            ---------------------------------------------------------------------------------
                                                             2001                                        2000
                                            ----------------------------------------   --------------------------------------
                                                          Interest                                   Interest
                                            Average         and           Average      Average          and          Average
                                            Balance       Dividends     Yield/Rate     Balance       Dividends     Yield/Rate
                                            -------       ---------     ----------     -------       ---------     ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $240,361      $   4,600            7.66%   $ 72,242      $  1,655         9.16%
Investment securities                        163,847          2,490            6.08      97,992         1,733         7.07
Other (2)(5)                                  10,932             96            3.51      18,856           196         4.16
                                            --------      ---------            ----    --------      --------         ----
Total interest-earning assets                415,140          7,186            6.92     189,090         3,584         7.58
                                                                               ----                                   ----
Noninterest-earning assets                    37,309                                     17,958
                                            --------                                   --------
 Total Assets                                452,449                                    207,048
                                            ========                                   ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    106,490           772             2.90%     40,661           368         3.62%
Time deposits                                179,812         2,198             4.90      42,235           642         6.08
Other borrowings                              36,971           465             5.03      23,923           364         6.09
                                            --------      ---------            ----    --------      --------         ----
Total interest-bearing
 liabilities                                 323,273         3,435             4.25     106,819         1,374         5.15
                                                          ---------            ----                  --------         ----

Demand deposits                               26,369                                     13,587
Noninterest-bearing liabilities                5,347                                      4,115
Stockholders' equity (5)                      97,460                                     82,527
                                            --------                                    -------

Total liabilities and
 stockholders' equity                        452,449                                    207,048
                                            ========                                    =======

Net interest income                                          3,751                                      2,210
                                                          ========                                   ========
Interest-rate spread (3)                                                      2.67%                                   2.43%
                                                                        ==========                                 =======

Net interest margin (4)                                                       3.61%                                   4.68%
                                                                        ==========                                 =======

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.28                                       1.77
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

                                                                 For The Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------------
                                                             2001                                        2000
                                            ----------------------------------------   --------------------------------------
                                                           Interest                                   Interest
                                            Average        and            Average      Average          and          Average
                                            Balance       Dividends     Yield/Rate     Balance       Dividends     Yield/Rate
                                            -------       ---------     ----------     -------       ---------     ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $178,340      $  10,558            7.89%   $ 68,922      $  4,695         9.08%
Investment securities                        129,617          6,576            6.76      89,257         4,637         6.93
Other (2)(5)                                  15,938            569            4.76      26,755           903         4.50
                                            --------      ---------            ----    --------      --------         ----
Total interest-earning assets                323,895         17,703            7.29     184,934        10,235         7.38
                                                                        -----------                                -------
Noninterest-earning assets                    41,500                                     19,586
                                            --------                                   --------
Total Assets                                 365,395                                    204,520
                                            ========                                   ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     76,845          1,730            3.00%     54,813         1,573         3.83%
Time deposits                                142,441          5,808            5.44      34,243         1,454         5.66
Other borrowings                              28,501          1,140            5.33      13,035           580         5.93
                                            --------      ---------     -----------    --------      --------      -------
Total interest-bearing
 liabilities                                 247,787          8,678            4.67     102,091         3,607         4.71
                                                          ---------     -----------                  --------      -------

Demand deposits                               19,998                                     15,033
Noninterest-bearing liabilities                4,271                                      6,328
Stockholders' equity (5)                      93,339                                     81,068
                                            --------                                   --------

Total liabilities and
 stockholders' equity                        365,395                                    204,520
                                            ========                                   ========

Net interest income                                           9,025                                     6,628
                                                          =========                                  ========

Interest-rate spread (3)                                                       2.62                                   2.67
                                                                        ============                               =======

Net interest margin (4)                                                        3.72%                                  4.78%
                                                                        ============                               =======

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.31                                       1.81
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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000.

General. On March 30, 2001, Berkshire Bancorp Inc. ("Berkshire" or the "Company"), through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial") (see Note 2). This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operation for the Company include only the results of operation of GSB Financial for the six month period from April 1 through September 30, 2001. The Company acquired total loans, assets and deposits of $134.06 million, $190.04 million and $127.86 million, respectively.

References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the three-month period ended September 30, 2001 was $644,000, or $.26 per share, as compared to $1.60 million, or $.75 per share, for the three-month period ended September 30, 2000. Net income for the nine-month period ended September 30, 2001 was $1.98 million, or $.86 per share, as compared to $11.17 million, or $5.13 per share, for the nine-month period ended September 30, 2000.

         Net income in 2000 was favorably impacted by the pretax gain of $13.29 million on sales of the common stock of Elottery, Inc.

         The favorable impact on net income due to the pretax gains on the sales of the common stock of Elottery, Inc. of $13.29 million in 2000 is not representative of the Company's ongoing business. The Company acquired its shares of Elottery, Inc. common stock as described in the following paragraphs.

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

         In March 1999, Elottery exercised its right to redeem and convert the Elottery Preferred Stock into Elottery Common Stock and on April 6, 1999, in exchange for its shares of Elottery Preferred Stock, the Company received 4,193,204 shares of Elottery Common Stock with a market value of approximately $17.7 million. At September 30, 2001 and December 31, 2000, the Company owned 130,000 shares of Elottery, Inc. Common Stock with a fair market value of approximately $46,000 and $65,000, respectively. The Company intends to sell its remaining shares of Elottery Common Stock as market conditions allow.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The declining interest rate environment that prevailed during the first nine months of 2001 was in contrast with the increasing interest rate environment that existed during the first nine months of 2000.

         For the quarter ended September 30, 2001, net interest income increased by $1.54 million, or 69.73%, to $3.75 million, from $2.21 million for the quarter ended September 30, 2000. The increase was the result of the growth in average interest-earning assets of $226.05 million, partially offset by the growth in average interest-bearing liabilities of $216.45 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 31, 2001. Net interest rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, improved to 2.67% for the 2001 quarter, from 2.43% for the 2000 quarter. The increase in net interest rate spread resulted from a 90 basis point decrease in the average cost of interest-bearing liabilities to 4.25% in the 2001 quarter, from 5.15% in the 2000 quarter, partly offset by a 66 basis point decrease in the average yield on interest-earning assets to 6.92% for the 2001 quarter, from 7.58% for the 2000 quarter.

         For the nine months ended September 30, 2001, net interest income increased by $2.40 million, or 36.16%, to $9.03 million, from $6.63 million for the six months ended September 30, 2000. The increase was the result of the growth in average interest-earning assets of $138.96 million, partially offset by the growth in average interest-bearing liabilities of $145.70 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 31, 2001. Net interest rate spread declined by 5 basis points to 2.62% for the 2001 six months, from 2.67% for the 2000 six months. The decline in net interest rate spread resulted from a decrease in the average cost of interest-bearing liabilities to 4.67% in the 2001 period, from 4.71% in the 2000 period, and a decrease in the average yield on interest-earning assets to 7.29% for 2001, from 7.38% for 2000.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.61% for the three months ended September 30, 2001 as compared to 4.68% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net interest margin was 3.72% as compared to 4.78% for the nine months ended September 30, 2000. The decrease in net interest margin during fiscal 2001 was primarily due to the acquisition of GSB Financial whose loan portfolio is made up primarily of 1-4 family loans with annual yields less than previously earned by Berkshire and by the sharply declining interest rate environment. The decrease in net interest margin was partially offset by the increase in the average amounts interest-earning assets to $323.90 million in 2001 from $184.93 million in 2000.

Interest Income. Total interest income for the three-month period ended September 30, 2001 increased by $3.60 million, or 101.50%, to $7.19 million from $3.58 million for the three-month period ended September 30, 2000. The increase was the result of a $226.05 million increase in average interest-earning assets to $415.14 million for the quarter ended September 30, 2001, from $189.09 million for the quarter ended September 30, 2000., partially offset by the decrease in the average yield of interest-earning assets to 6.92% in 2001, from 7.58% in 2000. The increase in average interest-earning assets was due primarily to the acquisition of GSB Financial.

         Interest income on loans increased by $2.95 million to $4.60 million for the three months ended September 30, 2001, from $1.66 million for the three months ended September 30, 2000. The increase is due to an increase of $168.12 million in average loans balances, partially offset by the decrease increase in the average yield on loans to 7.66% in the 2001 quarter from 9.16% in the 2000 quarter. Interest income on investment securities increased $757,000 to $2.49 million in the 2001 quarter, from $1.73 million in the 2000 quarter. The increase is due to an increase of $65.86 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 6.08% in 2001, from 7.07% in 2000.

         Total interest income for the nine-month period ended September 30, 2001 increased by $7.47 million, or 72.96%, to $17.70 million, from $10.24 million for the nine-month period ended September 30, 2000. The increase was the result of a $138.96 million increase in average interest-earning assets to $323.90 million in the 2001 period from $184.93 million in the 2000 period, partially offset by the decrease in the average yield of interest-earning assets to 7.29% in 2001, from 7.38% in 2000. The increase in average interest-earning assets was due to increases in the loan portfolio and investment securities.

         Interest income on loans increased by $5.86 million to $10.56 million for the nine months ended September 30, 2001 from $4.70 million in 2000. The increase was due to an increase of $109.42 million in average loan balances, partially offset by the decrease in the average yield on loans to 7.89% in 2001 from 9.08% in 2000. Interest income on investment securities increased $1.94 million to $6.58 million in 2001 from $4.64 million in 2000. The increase is due to an increase of $40.36 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 6.76% in 2001 from 6.93% in 2000.

Interest Expense. Total interest expense for the three-month period ended September 30, 2001 increased $2.06 million to $3.44 million from $1.37 million for the three-month period ended September 30, 2000. The increase was the result of a $216.45 million increase in average interest-bearing liabilities to $323.27 million for the quarter ended September 30, 2001 from $106.82 million for the quarter ended September 30, 2000, partially offset by the decrease in the average rate paid on interest-bearing liabilities to 4.25% in 2001 from 5.15% in 2000.

         The increase in interest-bearing liabilities, comprised of interest bearing deposits, time deposits and borrowings, was attributable to the acquisition of GSB Financial and our strategy of employing excess capital to fund growth. The decrease in the overall costs of interest-bearing liabilities is primarily due to the declining interest rate environment which serves to lower the rates paid by the Bank to attract and retain deposit accounts, and reduces the rates paid for borrowed funds.

         Interest expense on interest-bearing deposits, money market and savings accounts, increased by $404,000, to $772,000 for the 2001 quarter from $368,000 for the 2000 quarter. The increase is due to higher average balances, partially offset by a decrease in average rates paid on interest-bearing deposits to 2.90% from 3.62%. Interest expense on time deposits increased by $1.56 million to $2.20 million for the 2001 quarter from $642,000 for the 2000 quarter. The increase is due to an increase of $137.58 million in the average balance of time deposits to $179.81 million for the 2001 quarter from $42.24 million for the 2000 quarter. Interest expense on borrowings increased to $465,000 in the 2001 quarter from $364,000 in the 2000 quarter due to higher average balances, partially offset by the lower average cost of borrowed funds.

         Total interest expense for the nine-month period ended September 30, 2001 increased by $5.07 million to $8.68 million from $3.61 million for the nine-month period ended September 30, 2000. The increase was the result of a $145.70 million increase in average interest-bearing liabilities to $247.78 million in the 2001 period from $102.09 million in the 2000 period, partly offset by the decrease in the average rate paid on interest-bearing liabilities to 4.67% in the 2001 period from 4.71% in the 2000 period.

         Interest expense on interest-bearing deposit accounts increased by $157,000 to $1.73 million for the 2001 nine months from $1.57 million for the 2000 nine months. The increase is due to higher average balances in the 2001 period partially offset by decrease in average rates paid on interest-bearing deposits to 3.00% in 2001 from 3.83% in 2000. Interest expense on time deposits increased by $4.35 million to $5.81 million in 2001 from $1.45 million in 2000. The increase is due to an increase of $108.20 million in the average balance of time deposits to $142.44 million in 2001 from $34.24 million in 2000, partially offset by the decrease in average rates paid on such deposits to 5.44% and 5.66% for the nine months ended September 30, 2001 and 2000, respectively. Interest expense on borrowings increased to $1.14 million in 2001 from $580,000 in 2000 due to higher average balances, partially offset by the lower average cost of borrowed funds.


Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2001, total non-interest income was $186,000 and $1.09 million, respectively, compared to $1.14 million and $14.48 million in the year ago periods, respectively. Non-interest income in 2000 included $13.29 million of non-recurring realized gains on sales of marketable securities and $808,000 as a result of the successful settlement of certain prior year franchise tax issues.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine months ended September 30, 2001 was $2.46 million and $6.06 million, respectively, compared to $1.10 million and $3.70 million, respectively, for the same periods in 2000. The year to year increases are due primarily to increases in salaries and employee benefits and occupancy expenses resulting from the acquisition of GSB Financial, and the amortization of the goodwill recorded in said acquisition.

Provision for Income Tax. During the nine-month period ended September 30, 2001, the Company recorded income tax expense of $1.92 million, compared to income tax expense of $6.23 million for the nine-month period ended September 30, 2000. The tax provisions for federal, state and local taxes recorded for 2001 and 2000 represent effective tax rates of 49.26% and 35.81%, respectively. The increase in the effective rate is due to tax advantageous investment securities sold by the Company during the first nine months of 2000, and the increase in non-deductible goodwill amortization relating to the acquisition of GSB Financial in 2001.


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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                               Berkshire Bancorp Inc.
                                                Interest Rate Sensitivity Gap at September 30, 2001
                                                       (in thousands, except for percentages)
                                ---------------------------------------------------------------------------------------------
                                              3 Months      3 Through         1 Through           Over
                                              or Less       12 Months          3 Years           3 Years             Total
                                              --------      ---------         ----------        ---------          ----------
Federal funds sold                         $   5,700        $      --          $      --        $      --          $    5,700
                                 (Rate)         2.50%              --                 --               --                2.50%
                                           ---------        ---------          ---------        ---------          ----------
Interest bearing deposits
 in banks                                        295               --                 --               --                 295
                                 (Rate)         2.00%              --                 --               --                2.00%
                                           ---------        ---------          ---------        ---------          ----------
Loans (1)(2)
Adjustable rate loans                         38,315           23,902              5,524           13,871              81,612
                                 (Rate)         6.94%            7.75%              8.35%            8.30%               7.50%
Fixed rate loans                               6,886              713              8,774          143,972             160,345
                                 (Rate)         6.84%            8.87%              8.50%            7.43%               7.46%
                                           ---------        ---------          ---------        ---------          ----------
Total loans                                   45,201           24,615             14,298          157,843             241,957

Investments (3)(4)                             9,992              504              4,727          151,035             166,258
                                 (Rate)         3.49%            7.10%              4.77%            5.85%               5.66%
                                           ---------          -------          ---------        ---------          ----------
Total rate-sensitive assets                   61,188           25,119             19,025          308,878             414,210
                                           ---------          -------          ---------        ---------          ----------

Deposit accounts (5)
Savings and NOW                               61,346               --                 --               --              61,346
                                 (Rate)         2.45%              --                 --               --                2.45%
Money market                                  43,488               --                 --               --              43,488
                                 (Rate)         2.83%              --                 --               --                2.83%
Time Deposits                                 52,896          109,267             17,988               --             180,151
                                 (Rate)         4.37%            4.35%              4.57%              --%               4.38%
                                           ---------         --------          ---------        ---------          ----------
Total deposit accounts                       157,730          109,267             17,988               --             284,985
Repurchase agreements                          9,436               --                 --               --               9,436
                                 (Rate)         3.10%              --                 --               --                3.10%
Other borrowings                                  --            5,000                500           22,000              27,500
                                 (Rate)           --             3.56               6.09%            5.90%               5.48%
                                           ---------        ---------          ---------        ---------          ----------
Total rate-sensitive liabilities             167,166          114,267             18,488           22,000             321,921
                                           ---------        ---------          ---------        ---------          ----------

Interest rate caps                            20,000               --                 --          (20,000)                 --
Gap (repricing differences)                  (85,978)         (89,148)               537          266,878              92,289
                                           =========        =========          =========        =========          ==========
Cumulative Gap                               (85,978)        (175,126)          (174,589)          92,289
                                           =========        =========          =========        =========
Cumulative Gap to Total Rate Sensitive
Assets                                        (20.76)%         (42.23)%           (42.15)%          22.28%
                                           =========        =========          =========        =========

---------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of September 30, 2001.

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

         At September 30, 2001 and 2000, the Company did not have any non accrual or non performing loans or any loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $239.98 million (including $134.1 million acquired in the merger with GSB Financial) from $73.51 million, the provision for the nine months ended September 30, 2001 was increased to $1.97 million (including $691,000 acquired in the merger with GSB Financial) from $1.05 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------      --------------------------
                                                            2001           2000              2001          2000
                                                            ----           ----              ----          ----
Average loans outstanding                               $240,361       $ 72,242           $178,340      $ 68,297
                                                        ========       ========           ========      ========
Allowance at beginning of period                           1,860          1,031              1,108           923
Charge-offs:
 Commercial and other loans                                   12             --                 21            --
 Real estate loans                                            --             --                 --            --
                                                        --------       --------           --------      --------
  Total loans charged-off                                     12             --                 21            --
                                                        --------       --------           --------      --------
Recoveries:
 Commercial and other loans                                   11             12                 34           115
 Real estate loans                                            --             --                 --            --
                                                        --------       --------           --------      --------
  Total loans recovered                                       11             12                 34           115
                                                        --------       --------           --------      --------
  Net (charge-offs) recoveries                                (1)            12                 13           115
                                                        --------       --------           --------      --------
Provision for loan losses
 charged to operating expenses                               115             10                162            15
Acquisition of GSB Financial Corp                             --             --                691            --
                                                        --------       --------           --------      --------
Allowance at end of period                                 1,974          1,053              1,974         1,053
                                                        --------       --------           --------      --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                                .00%           .02%               .01%          .17%
                                                        ========       ========           ========      ========
Allowance as a percent of total loans                        .82%          1.43%               .82%         1.43%
                                                        ========       ========           ========      ========
Total loans at end of period                            $239,983       $ 73,511           $239,983      $ 73,511
                                                        ========       ========           ========      ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2001, the Company had total loans of $241.96 million and an allowance for loan losses of $1.97 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                          September 30,             December 31,
                                                              2001                     2000
                                                      ----------------------    ---------------------
                                                               Amount                   Amount
                                                               ------                   ------
                                                                        (in thousands)
Commercial and professional loans                              $ 24,822                 $ 8,920
Secured by real estate                                          212,454                  65,409
Consumer                                                          3,991                     794
Other                                                               690                     500
                                                                -------                  ------
Total loans                                                     241,957                  75,623
Less:
 Allowance for loan losses                                       (1,974)                 (1,108)
                                                                -------                  ------
Loans, net                                                     $239,983                 $74,515
                                                                =======                 =======

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

         At September 30, 2001 and 2000, the Company did not have any non accrual or non performing loans, or any loans past due more than 90 days and still accruing interest.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of September 30, 2001 and December 31, 2000 (dollars in thousands):



                                                                                                   To be well
                                                                                               capitalized under
                                                                           For capital         prompt corrective
                                                         Actual         adequacy purposes      action provisions
                                                         ------         -----------------      -----------------
                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----
September 30, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                               79,764    36.4%      17,551   >=8.0%         --      N/A

  Bank                                                  47,069    23.2%      16,252   >=8.0%     20,315   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                               77,790    35.5%       8,776   >=4.0%         --      N/A

  Bank                                                  45,095    22.2%       8,126   >=4.0%     12,189    >=6.0%

Tier I Capital (to Average Assets)
  Company                                               77,790    17.9%               >=4.0%         --      N/A

  Bank                                                  45,095    10.9%      16,610   >=4.0%     20,762    >=5.0%


                                                                                                   To be well
                                                                                               capitalized under
                                                                           For capital         prompt corrective
                                                         Actual         adequacy purposes      action provisions
                                                         ------         -----------------      -----------------
                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----
December 31, 2000
Total Capital (to Risk-Weighted Assets)
  Company                                              $68,848    53.4%     $10,302   >=8.0%         --      N/A

  Bank                                                  16,249    13.8%       9,397   >=8.0%     11,746   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                               67,740    52.6%       5,155   >=4.0%         --      N/A

  Bank                                                  15,141    12.9%       4,699   >=4.0%      7,048    >=6.0%

Tier I Capital (to Average Assets)
  Company                                               67,740    35.0%       7,751   >=4.0%         --      N/A

  Bank                                                  15,141     8.5%       7,151   >=4.0%      8,938    >=5.0%

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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At September 30, 2001, Berkshire had cash of $16.64 million and marketable securities of $5.26 million.

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


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit
         Number   Description
         ------   -----------
         10.6     Amendment No. 1 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz.

b. There were no reports on Form 8-K filed by the Company during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BERKSHIRE BANCORP INC.
                                               (Registrant)



Date:  November 13, 2001            By:      /s/ Steven Rosenberg
       -----------------                    --------------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                         Sequential
Number            Description                                                  Page Number
------            -----------                                                  -----------
10.6              Amendment No. 1 to Employment Agreement,                              29
                   dated August 1, 2001, by and between
                   The Berkshire Bank and Moses Krausz.

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.....................>=