Form 10-K405
period 2001-12-31
BERKSHIRE BANCORP INC /DE/
filed 2002-03-25
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting (common) stock held by non-affiliates of the Registrant as of March 21, 2002: $34,356,644.

Number of shares of Common Stock outstanding as of March 21, 2002: 2,348,390.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) the Company's ability to integrate the operations of its newly acquired bank, and other factors referred to in the sections of this Annual Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

         The Company cautions readers not to place undue reliance upon any forward- looking statement contained in this Annual Report. Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

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

         On March 30, 2001, pursuant to the terms of an Agreement and Plan of Reorganization dated August 16, 2000 (the "Agreement"), we completed the merger with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). GSB Financial was merged with and into Berkshire and Goshen Bank was merged with and into The Berkshire Bank. Holders of the common stock of GSB Financial received $20.75 in cash for each share of common stock of GSB Financial held by them, or, in the alternative, at their election, 0.6027 shares of Berkshire's common stock. The stock component of the transaction represented 50.1% of the total consideration, while the cash component represented 49.9%. The right of the GSB Financial stockholders to elect to receive stock or cash was subject to allocation procedures. Based upon such election and allocation procedures, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

         This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million was recorded in the transaction and, effective as of January 1, 2002, will be tested for impairment rather than amortized over a 15 year period as would have been the case prior to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets. The results of GSB Financial's operations have been included in the Company's balances commencing April 1, 2001.

         On March 22, 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.49 million in cash. We intend to utilize the property for banking offices and a bank branch.

         Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank operates from three deposit-taking offices in New York City and four deposit-taking offices in Orange and Sullivan Counties, New York. Its main office, in Manhattan, is located on the upper floors of a high rise office building and does not offer a customary retail banking presence. Instead, it provides personal, face to face banking services for professionals and other normally high-balance depositors. In July 1995, the Bank opened a branch in Brooklyn, in January 2001, the Bank opened a branch in downtown Manhattan and in March 2001, as a result of the merger with Goshen Bank, the Bank acquired two branches in Goshen, NY, a branch in Harriman, NY and a branch in Bloomingburg, NY. These branches provide the Bank with customary retail banking offices.

         The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

         Operating Plan. The Bank's operating plan concentrates on obtaining deposits from a variety of businesses, professionals and retail customers and investing those funds in conservatively underwritten loans. Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years. Hence, the Bank has, in recent years, invested a portion of its available funds in investment and mortgage-backed securities.

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

         Market Area. The Bank draws its customers principally from the New York City metropolitan area and, since the merger with Goshen Bank on March 30, 2001, the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, NY. The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties. Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City. Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these Counties. From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent outgrowths of existing local customer relationships. The Bank's merchant credit card processing business, as discussed elsewhere in this report, also includes processing of credit card transactions for merchants outside the New York City metropolitan area.

         Competition. The Bank's principal competitors for deposits are other commercial banks, savings banks, savings and loan associations and credit unions in the Bank's market areas, as well as money market mutual funds, insurance companies, securities brokerage firms and other financial institutions, many of which are substantially larger in size than the Company. The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage bankers, finance companies and other institutional lenders. Many of the institutions which compete with the Bank have much greater financial and marketing resources than the Bank. The Bank's principal methods of competition include loan and deposit pricing, maintaining close ties with its local communities, the quality of the personal service it provides, the types of business services it provides, and other marketing programs.

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

         Most recently, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which makes major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm- Leach-Bliley Act, among other things, authorizes affiliations among commercial banks, securities underwriting firms and insurance underwriting firms.

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

         The Federal Reserve has enforcement powers over the Company and its non- bank subsidiaries. This allows the Federal Reserve, among other things, to stop activities that represent unsafe or unsound practices or constitute violations of law, rules, regulations, administrative orders or written agreements with a federal bank regulator. These powers may be exercised through the issuance of cease-and-desist orders, the imposition of civil money penalties or other actions.

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

         At December 31, 2001 and 2000, the Company satisfied all applicable Federal Reserve minimum capital requirements.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 2001 and 2000, the Bank's Tier I leverage capital ratio was 9.6% and 8.5%, respectively.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2001 and 2000, the Bank maintained a 19.6% and 12.9% Tier I risk-based capital ratio and a 20.4% and 13.8% total risk-based capital ratio, respectively.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2001 and 2000, the Bank was well capitalized under all three of these standards.

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

         Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2000 and 2001 calendar years totaled approximately $2.92 million. However, the ability of Berkshire to pay future dividends is not presently dependent upon the receipt of dividends from the Bank.

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

         Transactions With Related Parties. The Company, its direct non-banking subsidiaries and other companies controlled by shareholders who control the Company are affiliates, within the meaning of the Federal Reserve Act, of the Bank and its subsidiaries. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus. Extensions of credit to affiliates must be secured by certain specified collateral, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non- affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non- affiliated companies.

         The Bank may make loans to its and the Company's directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits. Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, the Bank may make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank has no such benefit or compensation programs (see Item. 2 - Properties for additional information).

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

         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2001 was equal to 0.0196% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2002, the assessment decreased to 0.0166% of the Bank's insured deposits.

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

         Personal Holding Company Status. For the fiscal years ended December 31, 2001, 2000 and October 31, 1999, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we are required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on December 4, 2001,

November 17, 2000 and September 14, 1999, the Board of Directors of the Company declared cash dividends in the amounts of $.04, $.44 and $.12 per common share, respectively. (See Dividends in Item 5).

         Employees. On March 21, 2002, Berkshire had one full time employee and the Bank employed approximately 68 full time and 9 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

         The following are Berkshire's and the Bank's principal facilities as of March 21, 2002:

                                                     Approximate       Approximate
                                                     Floor Area        Annual           Lease
Location                   Operations                (Sq. Ft.)         Rent             Expiration
------------               -----------------         ---------         ---------        ----------
New York, NY               Executive Offices          1,500            $ 18,000         (1)(3)
New York, NY               Main Bank Office           5,100            $374,000         March 2006
Brooklyn, NY               Bank Branch                4,500            $131,000         December 2002
New York, NY               Bank Branch                5,500            $237,000         June 2005 (2)(3)
Goshen, NY                 Bank Branch               10,680            Owned
Harriman, NY               Bank Branch                1,623            Owned
Bloomingburg, NY           Bank Branch                1,530            $ 25,000         August 2005

-------------

(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.
(2)  Leased from a company affiliated with Mr. Marx, a director of the Company.
(3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

         In April 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.45 million in cash. The Company intends to utilize the property for banking offices and a bank branch.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the Nasdaq National Market System under the symbol ZAPS.

         The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers, Inc.

                                                                       High             Low
                                                                       ----             ---
Fiscal Year Ended December 31, 2001
-----------------------------------
January 1, 2001 to March 31, 2001                                      34.25            27.438
April 1, 2001 to June 30, 2001                                         33.00            28.00
July 1, 2001 to September 30, 2001                                     31.25            25.57
October 1, 2001 to December 31, 2001                                   30.45            27.14

                                                                       High             Low
                                                                       ----             ---
Fiscal Year Ended December 31, 2000
-----------------------------------
January 1, 2000 to March 31, 2000                                      37.50            29.688
April 1, 2000 to June 30, 2000                                         37.313           30.625
July 1, 2000 to September 30, 2000                                     36.50            30.50
October 1, 2000 to December 31, 2000                                   31.00            29.00

                                                                       High             Low
                                                                       ----             ---
Transition Period Ended December 31, 1999
-----------------------------------------
November 1, 1999 to December 31, 1999                                  37.00            33.00

         As of the close of business on March 21, 2002, there were approximately 2,221 holders of record of the Company's Common Stock.

Dividends

         In each fiscal year since 1998, the Company has paid an annual special cash dividend to its shareholders primarily due to the probable status of the Company as a "personal holding company" for federal income tax purposes. As a result, if such dividends were not declared and paid to the Company's shareholders, the Company would have incurred substantial additional federal income tax liability. For the fiscal years ended December 31, 2001, December 31, 2000 and October 31, 1999, the Company paid special cash dividends of $.04, $.44 and $.12, respectively, on each of its Common Shares outstanding.

         On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company in the amount of $.20 per share per annum, payable in equal semi-annual installments of $.10 each. Pursuant to said policy, the Board of Directors declared and the Company paid a cash dividends as follows:

                                                                                 Per Share
Declaration Date            Record Date                Payment Date               Amount
------------------          -----------------          -----------------         ----------
March 23, 1999              April 15, 1999             April 30, 1999              $.10

September 14, 1999          October 15, 1999           October 29, 1999            $.10

March 30, 2000              April 14, 2000             April 28, 2000              $.10

September 25, 2000          October 10, 2000           October 24, 2000            $.10

March 8, 2001               April 16, 2001             April 30, 2001              $.10

October 5, 2001             October 19, 2001           October 29, 2001            $.10

         The declaration, payment and amount of such dividends in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                       Five Year Financial Highlights (a)

         The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2001 and 2000, at and for the proforma twelve months ended December 31, 1999 and as of and for the fiscal years ended October 31, 1999 and 1998. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                          December 31,                         October 31,
                                             -------------------------------------       ----------------------
                                               2001          2000         1999(b)          1999          1998
                                               ----          ----         --------         ----          ----
                                                           (Dollars in thousands, except per share data)
Balance Sheet Data:
Total Assets                                 $536,558      $244,023       $192,130       $180,986      $ 66,830
Loans, net                                    250,203        74,515         64,668         59,652            --
Investment securities                         242,579       117,060         89,497         82,876            --
Goodwill                                       18,438        11,543         12,073         12,195            --
Deposits                                      338,776       137,647        104,087        102,318            --
Stockholders' equity                           95,992        79,107         78,070         73,306        65,466

Interest income                                24,941        14,019          9,852          8,525         3,313
Interest expense                               11,877         5,184          3,101          2,548            --
                                             --------      --------       --------       --------      --------
Net interest income before
 provision for loan losses                     13,064         8,835          6,751          5,977         3,313
Provision for loan losses                         287            55             55             45            --
                                             --------      --------       --------       --------      --------
Net interest income                            12,777         8,780          6,696          5,932         3,313
Investment securities gains                       637        13,288         10,731          7,622        38,909
Other income                                      786         1,330            578            633            44
Other expenses                                  7,838         3,829          3,489          2,948         1,066
Amortization of goodwill                          935           635            730            608            --
                                             --------      --------       --------       --------      --------
Income (loss) before
 income taxes                                   5,427        18,934         13,786         10,631        41,200
Provision for income taxes                      2,128         6,868          5,527          4,091         3,573
                                             --------      --------       --------       --------      --------
Net income (loss)                            $  3,299      $ 12,066       $  8,259       $  6,540      $ 37,627
                                             ========      ========       ========       ========      ========
Net income (loss) per share:
 Basic                                       $   1.41      $   5.76       $   3.88       $   3.08      $  17.70
                                             ========      ========       ========       ========      ========
 Diluted                                     $   1.41      $   5.76       $   3.65       $   2.89      $  16.66
                                             ========      ========       ========       ========      ========
Cash dividends per
 common share                                $    .24      $    .64       $    .32       $    .32      $    .72
                                             ========      ========       ========       ========      ========

Selected Operating Ratios
Return on average assets (c)                      0.8%          5.8%           7.0%           3.9%         55.0%
Return on average equity (c)                      3.5%         14.9%          14.6%           6.2%         57.2%
Net interest margin (c)                           3.6%          4.7%           4.9%           4.4%          4.8%
Average equity/average assets                    23.8%         39.1%          47.9%          48.3%         96.2%
Allowance for loan
losses/total loans                                0.8%          1.5%           1.4%           1.5%           --

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

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries ("Berkshire", the "Company" or "we" and similar pronouns) for the fiscal years ended December 31, 2001 and 2000, the two months ended December 31, 1999 and the fiscal year ended October 31, 1999. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

Segments

         Management has determined that the Company through its wholly owned subsidiary, The Berkshire Bank (the "Bank") operates in one business segment, community banking. The Bank's principal business activity consists of gathering deposits from the general public and investing those deposits in residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. In addition, the Bank invests those deposits in debt obligations issued by the U.S. Government, its agencies, business corporations and mortgage-backed securities.

General

         On March 30, 2001, the Company acquired GSB Financial Corporation and its wholly owned subsidiary, Goshen Savings Bank ("Goshen Bank"). Goshen Bank was simultaneously merged with and into our wholly owned subsidiary, The Berkshire Bank (the "Bank"). The Company's historic financial statements included in this Form 10-K for the twelve months ended December 31, 2001 do not include the operations of Goshen Bank from January 1, through March 31, 2001.

         On January 4, 1999, we acquired the Bank and became a bank holding company under the bank Holding Company Act.

         On December 10, 1999, the Board of Directors of the Company approved a change in fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999.

Discussion of Results of Operations

Overview

         Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000. Net income was $3.30 million, or $1.41 per share, for the fiscal year ended December 31, 2001, compared to $12.07 million, or $5.76 per share, for the fiscal year ended December 31, 2000. Net income in fiscal 2000 was favorably impacted by a $13.29 million pre-tax gain on the sale of investment securities and by a gain of approximately $808,000 as a result of the successful settlement of certain prior year franchise tax issues.

         Fiscal Year Ended December 31, 2000 Compared to Two Months Ended December 31, 1999. Net income was $12.07 million, or $5.76 per, for the fiscal year ended December 31, 2000, compared to $2.28 million, or $1.01 per share, for the two months ended December 31, 1999 and $13.69 million, or $6.06 per share, on an annualized basis. Net income for the two months ended December 31, 1999 was favorably impacted by a $3.11 million pre-tax gain on the sale of investment securities.

         Two Months Ended December 31, 1999 Compared to Fiscal Year Ended October 31, 1999. Net income was $13.69, or $6.06 per share, on an annualized basis for the two months ended December 31, 1999, compared to $6.54 million, or $2.89 per share, for the fiscal year ended October 31, 1999. Net income for the fiscal year ended October 31, 1999 was favorably impacted by a $7.62 million pre-tax gain on the sale of investment securities.

         The pre-tax gains on the sale of investment securities mentioned above are not representative of the Company's ongoing business. (See Note C).

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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                       Twelve Months Ended               Twelve Months Ended
                                        December 31, 2001                 December 31, 2000
                                 --------------------------------   -------------------------------
                                            Interest                          Interest
                                 Average      and       Average     Average     and       Average
                                 Balance   Dividends   Yield/Rate   Balance   Dividends  Yield/Rate
                                 --------  ----------  ----------   --------  ---------  ----------
INTEREST-EARNING ASSETS:
Loans (1)                        $195,296   $15,143         7.75%   $ 70,357    $ 6,397       9.09%
Investment securities             154,787     9,156         5.92      90,918      6,381       7.01
Other (2)(5)                       15,215       642         4.22      27,410      1,241       4.53
                                 --------   -------         ----    --------     ------       ----
Total interest-earning assets     365,298    24,941         6.83     188,685     14,019       7.43
Noninterest-earning assets         32,993                   ----      18,237                  ----
                                 --------                           --------
Total Assets                     $398,291                           $206,922
                                 ========                           ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits          85,194     2,291         2.69      49,036      1,845       3.76
Time deposits                     155,079     7,867         5.07      42,158      2,499       5.93
Other borrowings                   36,510     1,719         4.71      14,277        840       5.88
                                 --------   -------         ----    --------    -------       ----
Total interest-bearing
 liabilities                      276,783    11,877         4.29     105,471      5,184       4.92
                                            -------         ----                -------       ----

Demand deposits                    21,857                             14,848
Noninterest-bearing liabilities     4,802                              5,652
Stockholders' equity (5)           94,849                             80,951
                                 --------                           --------

Total liabilities and
 stockholders' equity            $398,291                           $206,922
                                 ========                           ========

Net interest income                         $13,064                             $ 8,835
                                            =======                             =======

Interest-rate spread (3)                                    2.54%                             2.51%
                                                            ====                              ====

Net interest margin (4)                                     3.58%                             4.68%
                                                            ====                              ====

Ratio of average interest-
earning assets to average
interest bearing liabilities         1.32                               1.79
                                 ========                           ========

                                          Two Months Ended
                                       December 31, 1999 (6)
                                  --------------------------------
                                            Interest
                                  Average     and        Average
                                  Balance   Dividends  Yield/ Rate
                                  --------  ---------  -----------
INTEREST-EARNING ASSETS:
Loans (1)                         $ 61,691     $  892        8.68%
Investment securities               77,149        767        5.97
Other (2)(5)                        20,299        184        5.44
                                  --------     ------        ----
Total interest-earning assets      159,139      1,843        6.95
Noninterest-earning assets          52,256                   ----
                                  --------
Total Assets                      $211,395
                                  ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits           52,659        292        3.33
Time deposits                       32,257        245        4.56
Other borrowings                     1,500         16        6.40
                                  --------     ------        ----
Total interest-bearing
 liabilities                        86,416        553        3.84
                                               ------        ----

Demand deposits                     15,953
Noninterest-bearing liabilities      7,863
Stockholders' equity (5)           101,163
                                  --------

Total liabilities and
 stockholders' equity             $211,395
                                  ========

Net interest income                            $1,290
                                               ======

Interest-rate spread (3)                                     3.11%
                                                             ====

Net interest margin (4)                                      4.86%
                                                             ====

Ratio of average interest-
earning assets to average
interest bearing liabilities          1.84
                                  ========

-------------------

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

                                                     Twelve Months Ended December 31, 2001
                                                                    Versus
                                                     Twelve Months Ended December 31, 2000
                                                          Increase (Decrease) Due To
                                                  -------------------------------------------------

                                                     Rate            Volume                 Total
                                                  ---------         ---------             ---------
Interest-earning assets:
 Loans                                             $  (943)          $ 9,689               $ 8,746
 Investment securities                                (991)            3,768                 2,777
 Other                                                 (88)             (513)                 (601)
                                                   -------           -------               -------
Total                                               (2,022)           12,944                10,922
                                                   -------           -------               -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                            (525)              971                   446
 Time deposits                                        (363)            5,731                 5,368
 Other borrowings                                     (167)            1,046                   879
                                                   -------           -------               -------
Total                                               (1,055)            7,748                 6,693
                                                   -------           -------               -------

Net interest income                                $  (967)          $ 5,196               $ 4,229
                                                   =======           =======               =======


                                                    Twelve Months Ended December 31, 2000
                                                                   Versus
                                                    Two Months Ended December 31, 1999(1)
                                                         Increase (Decrease) Due To
                                                  -------------------------------------------------

                                                      Rate           Volume                 Total
                                                     ------         ---------             ---------
Interest-earning assets:
 Loans                                                $253           $   792                $1,045
 Investment securities                                 471             1,308                 1,779
 Other                                                 120                17                   137
                                                      ----           -------                ------
Total                                                  844             2,117                 2,961
                                                      ----           -------                ------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                             226              (133)                   93
 Time deposits                                         442               587                 1,029
 Other borrowings                                       (8)              752                   744
                                                      ----           -------                ------
Total                                                  660             1,206                 1,866
                                                      ----           -------                ------

Net interest income                                   $184           $   911                $1,095
                                                      ====           =======                ======


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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of December 31, 2001 and 2000.

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

Results of Operations Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000.

General. On March 30, 2001, Berkshire Bancorp Inc. ("Berkshire" or the "Company"), through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial") (see Note A). This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operation for the Company include only the results of operation of GSB Financial for the nine month period from April 1 through December 31, 2001. The Company acquired total loans, assets and deposits of $134.06 million, $190.04 million and $127.86 million, respectively.

References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the fiscal year ended December 31, 2001 was $3.30 million, or $1.41 per share, as compared to $12.07 million, or $5.76 per share, for the fiscal year ended December 31, 2000.

         Net income in 2000 was favorably impacted by the pretax gain of $13.29 million on sales of the common stock of Elottery, Inc. and is not representative of the Company's ongoing business. The Company acquired its shares of Elottery, Inc. common stock as described below.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. The declining interest rate environment that prevailed during 2001 was in contrast with the increasing interest rate environment that existed during 2000.

         In fiscal 2001, net interest income increased by $4.22 million, or
47.74 %, to $13.06 million from $8.84 million in fiscal 2000. The increase was the result of the growth in average interest-earning assets of $176.61 million, partially offset by the growth in average interest-bearing liabilities of $171.31 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 30, 2001. Net interest rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, improved slightly to 2.54% in 2001, from 2.51% in 2000. The increase in net interest rate spread resulted from a 63 basis point decrease in the average cost of interest-bearing liabilities to 4.29% in 2001, from 4.92% in 2000, partly offset by a 60 basis point decrease in the average yield on interest-earning assets to 6.83% in 2001, from 7.43% in 2000.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.58% for the fiscal year ended December 31, 2001 as compared to 4.68% for the fiscal year ended December 31, 2000. The decrease in net interest margin during fiscal 2001 was primarily due to the acquisition of GSB Financial whose loan portfolio is made up primarily of 1-4 family mortgage loans with annual yields less than previously earned by Berkshire and by the sharply declining interest rate environment. The decrease in net interest margin was partially offset by the increase in the average amounts of interest-earning assets to $365.30 million in fiscal 2001 from $188.66 million in fiscal 2000.

Interest Income. Total interest income for the fiscal year ended December 31, 2001 increased by $10.92 million, or 77.89%, to $24.94 million from $14.02 million for the fiscal year ended December 31, 2000. The increase was the result of a 93.63% increase in the average amounts of interest-earning assets in fiscal 2001, partially offset by a 60 basis point or 8.08% decrease in the average yield on interest-earning in fiscal 2001. The increase in the average amounts of interest-earning assets was due primarily to the acquisition of GSB Financial.

         Interest income on loans increased by $8.74 million, or 136.56%, to $15.14 million in fiscal 2001, from $6.40 million in fiscal 2000. The increase is due to an increase of $124.94 million in average loans balances, partially offset by the decrease increase in the average yield on loans to 7.75% in fiscal 2001 from 9.09% in fiscal 2000. Interest income on investment securities increased $2.78 million, or 43.57%, to $9.16 million in 2001, from $6.38 million in 2000. The increase is due to an increase of $63.87 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 5.92% in 2001, from 7.01% in 2000.

Interest Expense. Total interest expense for the fiscal year ended December 31, 2001 increased by $6.70 million, or 129.34%, to $11.88 million, from $5.18 million for the fiscal year ended december 31, 2000. The increase was the result of a $171.31 million increase in the average amounts of interest-bearing liabilities to $276.78 million in fiscal 2001 from $105.47 million in fiscal 2000, partially offset by the 63 basis point, 12.80% decrease in the average rate paid on interest-bearing liabilities to 4.29% in 2001 from 4.92% in 2000.

         The increase in interest-bearing liabilities, comprised of interest bearing deposits, time deposits and borrowings, was attributable to the acquisition of GSB Financial and our strategy of employing excess capital to fund growth. The year to year increase in the overall costs of interest-bearing liabilities was partially offset by the declining interest rate environment during 2001, which serves to lower the rates paid by the Bank to attract and retain deposit accounts, and reduces the rates paid for borrowed funds.

         Interest expense on interest-bearing deposits, money market and savings accounts, increased by approximately $446,000, or 23.78%, to $2.29 million for the 2001 fiscal year from $1.85 million for the 2000 fiscal year. The increase is due to higher average balances, $85.19 million in 2001 compared to $49.04 million in 2000, partially offset by a decrease in average rates paid on interest-bearing deposits to 2.69% from 3.76%. Interest expense on time deposits increased by $5.37 million, or 214.80%, to $7.87 million in 2001 from $2.50 million in 2000. The increase is due to an increase of $112.92 million, or 267.84%, in the average balance of time deposits to $155.08 million in fiscal 2001 from $42.16 million in fiscal 2000, partially offset by a decrease in the average rates paid, 5.07% in 2001 and 5.93% in 2000. Interest expense on borrowings increased by approximately $880,000, to $1.72 million in 2001, from $840,000 in 2001 due to higher average balances, $36.51 million compared to $14.28 million, partially offset by the lower average cost of borrowed funds.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities, loan sales and service fee income. For the fiscal year ended December 31, 2001, total non-interest income was $1.42 million, compared to $14.62 million for the fiscal year ended December 31, 2000. Non- interest income in 2000 included $13.29 million of non-recurring realized gains on sales of marketable securities and $808,000 as a result of the successful settlement of certain prior year franchise tax issues.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, amortization of goodwill and other operating expenses associated with the day-to- day operations of the Company. Total non-interest expense for the fiscal year ended December 31, 2001 was $8.77 million, compared to $4.46 million for the fiscal year ended December 31, 2000. The year to year increases are due primarily to increases of $2.03 million in salaries and employee benefits, $723,000 in occupancy expenses, $100,000 in equipment expenses and $300,000 in amortization expenses resulting from the acquisition of GSB Financial, and the amortization of the goodwill recorded in said acquisition.

Provision for Income Tax. During the fiscal year ended December 31, 2001, the Company recorded income tax expense of $2.13 million, compared to income tax expense of $6.87 million for the fiscal year ended December 31, 2000. The tax provisions for federal, state and local taxes recorded for fiscal 2001 and 2000 represent effective tax rates of 39.21% and 36.27%, respectively. The increase in the effective rate is due to the increase in non-deductible goodwill amortization relating to the acquisition of GSB Financial in 2001 and tax advantageous investment securities sold by the Company during 2000.

Results of Operations Two Months Ended December 31, 1999 and Fiscal Year Ended October 31, 1999.

         On December 10, 1999, the Board of Directors of the Company approved a change in fiscal year end from October 31 to December 31st of each year. This change was effective December 31, 1999.

Net Income. Net income was $2.28 million, or $1.01 per share ($13.69 million and $6.06 per share on an annualized basis) for the two months ended December 31, 1999, compared to $6.54 million, or $2.89 per share, for the fiscal year ended October 31, 1999.

Non-Interest Income

         Proceeds from the sales of investment securities for the fiscal year ended December 31, 2001, the two month period ended December 31, 1999 and the fiscal year ended October 31, 1999 were $13.29 million, $3.11 million and $7.63 million, respectively. Gross gains realized on those sales were $13.29 million, $3.11 million and $7.62 million, and are not representative of the Company's ongoing business. Such gains were due to open market sales of the common stock of Elot, Inc. (formerly Executone Information Systems, Inc.) ("Executone"). The Company acquired its shares of Executone Common Stock as described in the following paragraphs.

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

         In March 1999, Executone exercised its right to redeem and convert the Executone Preferred Stock into Executone Common Stock and on April 6, 1999, in exchange for its shares of Executone Preferred Stock, the Company received 4,193,204 shares of Executone Common Stock with a market value of approximately $17.7 million. For the period from April 1999 through December 1999, the Company recognized gross gains on sales of 2,401,098 shares of Executone common Stock of approximately $10.74 million.

         At December 31, 2001, 2000 and 1999 the Company owned 130,000 shares, 130,000 shares and 1,792,106 shares, respectively, of Executone Common Stock.

Non-Interest Expense. Non-interest expense for the two month period ended December 31, 1999 was $729,000, or $4.37 million on an annualized basis, compared to $3.56 million for the fiscal year ended October 31, 1999. The amortization of intangible assets of $122,000, or $732,000 annualized, for the two months ended December 31, 1999 and $608,000 for the fiscal year ended October 31, 1999 is a result of the goodwill recorded in the acquisition of The Berkshire Bank in January 1999.

Provision for Income Taxes. The provision for income taxes was $1.45 million and $4.09 million for the two months ended December 31, 1999 and the fiscal year ended October 31, 1999, respectively.

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

         The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

                                                                          December 31,
                                   ------------------------------------------------------------------------------------------
                                                2001                            2000                          1999
                                   ------------------------------- ------------------------------ ---------------------------
                                        Cost            Fair            Cost            Fair           Cost          Fair
                                                        Value                           Value                        Value
                                   --------------- --------------- --------------  -------------- -------------- ------------
                                                                         (In thousands)
  Available-For-Sale
U.S. Treasury Notes                      $ 30,012        $ 30,038       $    --         $    --        $    --       $    --
U.S. Government Agencies                  170,610         170,156        86,064          85,952         65,907        64,746
Mortgage-backed securities                  2,493           2,499         4,208           4,199          4,571         4,496
Corporate notes                               751             639         1,654           1,313             --            --
Marketable equity
securities and other                       37,547          37,634         4,813           4,845          6,060        15,256
                                         --------        --------       -------         -------        -------       -------
Total                                    $241,413        $240,966       $96,739         $96,309        $76,538       $84,498
                                         ========        ========       =======         =======        =======       =======
  Held-To-Maturity
U.S. Government Agencies                 $  1,613        $  1,598       $   296         $   294        $   522       $   522
Corporate notes                                --              --        20,455          20,408          4,477         4,476
                                         --------        --------       -------         -------        -------       -------
Total                                    $  1,613        $  1,598       $20,751         $20,702        $ 4,999       $ 4,998
                                         ========        ========       =======         =======        =======       =======


         The following tables summarize the Company's available-for-sale and held-to-maturity securities at December 31, 2001 (dollars in thousands):

                                                                                December 31, 2001
                                                                 --------------------------------------------------
                                                                 Weighted
                                                                  Average
                                                                   Yield                   Cost          Fair Value
                                                                   -----                   ----          ----------
Available-For-Sale
  U.S. Treasury Notes
Due within one year                                                                      $     --          $     --
Due after one year through five years                               2.52                   30,012            30,038
Due after five years through ten years                                                         --                --
Due after ten years                                                                            --                --
                                                                                         --------          --------
                                                                                           30,012            30,038
                                                                                         --------          --------
  U.S. Government Agencies Obligations
Due within one year                                                                            --                --
Due after one year through five years                               5.00                   73,100            73,414
Due after five years through ten years                              5.60                   75,075            74,549
Due after ten years                                                 6.63                   22,435            22,193
                                                                                         --------          --------
                                                                                          170,610           170,156
                                                                                         --------          --------
  Mortgage-backed securities
Due within one year                                                                            --                --
Due after one year through five years                                                          --                --
Due after five years through ten years                                                         --                --
Due after ten years                                                 6.93                    2,493             2,499
                                                                                         --------          --------
                                                                                            2,493             2,499
                                                                                         --------          --------
  Corporate Notes
Due within one year                                                 9.88                       50                49
Due after one year through five years                               6.19                      398               345
Due after five years through ten years                             14.88                      103                45
Due after ten years                                                 7.19                      200               200
                                                                                         --------          --------
                                                                                              751               639
                                                                                         --------          --------
  Common Stocks                                                      --                        --                 4
  Preferred Stocks                                                  3.93                    3,416             3,499
  Money market funds                                                                       32,013            32,013
  Federal Home Loan Bank Stock                                      7.21                    2,118             2,118
                                                                                         --------          --------
                                                                                           37,547            37,634
                                                                                         --------          --------
                                                                                         $241,413          $240,966
                                                                                         ========          ========
Held-To-Maturity
  U.S. Government Agencies Obligations
Due within one year                                                 6.25                      136               138
Due after five years through ten years                              5.31                      190               190
Due after ten years                                                 6.75                    1,287             1,270
                                                                                         --------          --------
  Corporate Notes
Due within one year                                                  --                        --                --
                                                                                         --------          --------
                                                                                         $  1,613          $  1,598
                                                                                         ========          ========

Loan Portfolio

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2001 and 2000 , the Company had total loans of $252.23 million and $75.62 million, respectively, and an allowance for loan losses of approximately $2.03 million and $1.11 million, respectively. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         Commercial and Mortgage Loans. The Bank originates commercial mortgage loans secured by office buildings, retail establishments, multi-family residential real estate and other types of commercial property. Substantially all of the properties are located in the New York City metropolitan area.

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

         Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2001, approximately $159.5 million, or 63.2%, of the Company's total loan portfolio consisted of such loans as compared to approximately $22.1 million, or 29.2%, at December 31, 2000. The increase is due largely to the March 2001 acquisition of GSB Financial, whose loan portfolio consisted primarily of residential mortgage loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2001, approximately 13% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 87% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

         The Bank's residential loan underwriting criteria are generally comparable to those required by the Federal National Mortgage Association ("FNMA") and other major secondary market loan purchasers. Generally, ARM credit risks are somewhat greater than fixed-rate loans primarily because, as interest rates rise, the borrowers' payments rise, increasing the potential for default. The Bank's teaser rate ARMs (ARMs with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments) were underwritten based on the payment due at the fully-indexed rate.

         In addition to verifying income and assets of borrowers, the Bank obtains independent appraisals on all residential first mortgage loans and title insurance is required at closing. Private mortgage insurance is required on all loans with a loan-to-value ratio in excess of 80% and the Bank requires real estate tax escrows on such loans. Real estate tax escrows are voluntary on residential mortgage loans with loan-to-value ratios of 80% or less.

         Fixed-rate residential mortgage loans are generally originated by the Bank for terms of 15 to 30 years. Although 30 year fixed-rate mortgage loans may adversely affect our net interest income in periods of rising interest rates, the Bank originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on ARMs offered at the same time. Fixed-rate residential mortgage loans originated by the Bank generally include due-on-sale clauses, which permit the Bank to demand payment in full if the borrower sells the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio, and the Bank will generally exercise its rights under these clauses if necessary to maintain market yields.

         ARMs originated in recent years have interest rates that adjust annually based upon the movement of the one year treasury bill constant maturity index, plus a margin of 2% to 2.75%. These loans generally have a maximum interest rate adjustment of 2% per year, with a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5.5% or 6%.

         The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.

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

         At December 31, 2001, the Bank's total capital was approximately $64.2 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $9.63 million, with an additional approximately $6.42 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $9.63 million. At December 31, 2001, the Bank was in compliance with these standards.

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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):

                                                                          December 31,
                                                ----------------------------------------------------------------
                                                          2001                             2000
                                                -------------------------------- -------------------------------
                                                                   % of                             % of
                                                         Amount    Total                  Amount    Total
                                                ----------------  -------------- ----------------  -------------
Commercial and professional loans                      $ 19,130      7.6%               $  9,419     12.5%
Secured by real estate
 1 - 4 family                                           165,195     65.5                  25,677     34.0
 Multi family                                            11,186      4.4                   4,765      6.3
 Non-residential (commercial)                            51,893     20.6                  34,968     46.2
Consumer                                                  4,689      1.8                     229      0.3
Other                                                       140      0.1                     565      0.7
                                                       --------    -----                --------    -----

Total loans                                             252,233    100.0%                 75,623    100.0%
                                                                   =====                            =====

Less: Allowance for loan losses                          (2,030)                          (1,108)
                                                       --------                         --------

Loans, net                                             $250,203                         $ 74,515
                                                       ========                         ========

                                                                 October 31,
                          -----------------------------------------------------------------------------------------
                                  1999 (1)                         1998 (1)                    1997 (1)
                          --------------------------------  ---------------------------  --------------------------
                                                % of                          % of                        % of
                                   Amount       Total               Amount    Total             Amount    Total
                                   ------       -----               ------    -----             ------    -----
Commercial and
professional loans                $ 6,824        11.3%             $ 3,548      8.9%           $ 7,011     18.6%
Secured by real
 estate                            51,300        84.7               33,015     82.9             27,164     72.0
Personal                            1,932         3.2                1,970      5.0              2,275      6.0
Other                                 501         0.8                1,264      3.2              1,265      3.4
                                  -------       -----              -------                     -------    -----

Total loans                        60,557       100.0%              39,797    100.0%            37,715    100.0%
                                                =====                         =====                       =====

Less:
 Allowance for loan
 losses                              (905)                            (803)                       (723)
                                  -------                          -------                     -------

Loans, net                        $59,652                          $38,994                     $36,992
                                  =======                          =======                     =======


(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

         The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and approximately $58,000 of loans past due more than 90 days still accruing at December 31, 2001.

                                             December 31,                   October 31,
                                         -------------------      --------------------------------
                                          2001         2000        1999(1)    1998(1)     1997(1)
                                          ----         ----        -------    -------     -------
                                                           (Dollars in thousands)
Nonaccrual loans:
Commercial and                           $    9       $   --       $  --       $  --      $  --
 professional loans
Secured by real estate                       --           --         121          30        237
                                         ------       ------       -----       -----      -----
Total nonaccrual loans                        9           --         121          30        237
                                         ------       ------       -----       -----      -----
Total nonperforming loans                $    9       $   --       $ 121       $  30      $ 237
                                         ======       ======       =====       =====      =====
Total nonperforming loans
 to total assets                             --           --         .07%        .08%       .63%
                                         ======       ======       =====       =====      =====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                      December 31, 2001
                                      ----------------------------------------------------
                                           Allowance
                                            for Loan         Percent of          Percent of
                                             Losses          Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                          $  188             9.3%                 0.07%
Secured by real estate
 1 - 4 family                                   804            39.6                  0.32
 Multi family                                    84             4.1                  0.03
 Non-residential                                790            38.9                  0.32
Consumer and other                               24             1.2                  0.06
General allowance (1)                           140             6.9                  0.06
                                             ------           -----                  ----
Total allowance
 for loan losses                             $2,030           100.0%                 0.79%
                                             ======           =====                  ====

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                      December 31, 2000
                                      ----------------------------------------------------
                                            Allowance
                                            for Loan          Percent of          Percent of
                                             Losses           Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                          $   89              8.0%                0.12%
Secured by real estate                          654             59.0                 0.86
Personal and other                               13              1.2                 0.02
General allowance (1)                           352             31.8                 0.47%
                                             ------            -----                 ----
Total allowance
 for loan losses                             $1,108            100.0%                1.47%
                                             ======            =====                 ====


----------

(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                       October 31, 1999(2)
                                      -------------------------------------------------------
                                           Allowance
                                            for Loan         Percent of          Percent of
                                             Losses          Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                           $ 69               7.6%               0.11%
Secured by real estate                         569              63.0                0.94
Personal and other                              77               8.5                0.13
General allowance (1)                          190              20.9                0.31
                                              ----              ----                ----
Total allowance
 for loan losses                              $905             100.0%               1.49%
                                              ====             =====                ====


----------

(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                       October 31, 1998(2)
                                      -------------------------------------------------------
                                           Allowance
                                            for Loan         Percent of          Percent of
                                             Losses          Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                           $ 35               4.4%               0.09%
Secured by real estate                         394              49.1                0.99
Personal and other                              34               4.2                0.09
General allowance (1)                          340              42.3                0.85
                                              ----             -----               -----
Total allowance
 for loan losses                              $803             100.0%               2.02%
                                              ====             =====               =====

----------

(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                                     October 31, 1997(2)
                                      ----------------------------------------------------
                                           Allowance
                                            for Loan         Percent of          Percent of
                                             Losses          Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                           $ 70               9.7%                0.19%
Secured by real estate                         391              54.1                 1.04
Personal and other                              41               5.7                 0.11
General allowance (1)                          221              30.5                 0.59
                                              ----             -----                -----
Total allowance
 for loan losses                              $723             100.0%                1.93%
                                              ====             =====                =====

----------

(1) The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

         The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

                                                                        December 31, 2001
                                              ---------------------------------------------------------------------
                                                    Within             1 to            After
                                                    1 Year            5 Years         5 Years            Total
                                                   --------          ---------       ---------           -----
                                                                         (In thousands)
Commercial-fixed rate                               $ 2,197           $ 4,111         $    907          $  7,215
Other fixed rate                                      6,701            11,057          146,521           164,279
                                                    -------           -------         --------          --------
Total fixed rate                                    $ 8,898           $15,168         $147,428          $171,494
                                                    -------           -------         --------          --------

Commercial-adjustable rate                            8,512             3,403               --            11,915
Other adjustable rate                                11,733            15,298           41,793            68,824
                                                    -------           -------         --------          --------
Total adjustable rate                                20,245            18,701           41,793            80,739
                                                    -------           -------         --------          --------
Total                                               $29,143           $33,869         $189,221          $252,233
                                                    =======           =======         ========          ========

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                                   Two Months
                                                                     Ended
                                   Years Ended December 31        December 31,        Years Ended October 31,
                                   -----------------------       --------------   ------------------------------------
                                        2001       2000              1999         1999(1)       1998(1)       1997(1)
                                        ----       ----              ----         ----          ----          ----
Average loans outstanding           $195,296   $ 70,357          $ 61,691       $ 48,387       $ 39,085      $ 31,081
                                    ========   ========          ========       ========       ========      ========
Allowance at beginning
 of period                             1,108        923               905            803            723           824
Charge-offs:
 Commercial and other
  loans                                   97         --                --             --             --            --
 Real estate loans                        --         --                --             31             --           196
                                    --------   --------          --------       --------       --------      --------
  Total loans charged-off                 97         --                --             31             --           196
                                    --------   --------          --------       --------       --------      --------
Recoveries:
 Commercial and other
  loans                                   41        130                 8             78             20            28
 Real estate loans                        --         --                --             --             --             7
                                    --------   --------          --------       --------       --------      --------
  Total loans recovered                   41        130                 8             78             20            35
                                    --------   --------          --------       --------       --------      --------
  Net recoveries
   (charge-offs)                         (56)       130                 8             47             20           161
                                    --------   --------          --------       --------       --------      --------
Provision for loan losses
 charged to operating
 expenses                                287         55                10             55             60            60
Acquisition of GSB                       691         --                --             --             --            --
                                    --------   --------          --------       --------       --------      --------
Allowance at end of period          $  2,030   $  1,108          $    923       $    905       $    803      $    723
                                    --------   --------          --------       --------       --------      --------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding (2)                  (.02)%      .18%              .08%           .09%           .05%          .51%
                                    ========   ========          ========       ========       ========      ========
Allowance as a percent
 of total loans                         0.80%      1.47%             1.41%          1.49%          2.02%         1.92%
                                    ========   ========          ========       ========       ========      ========
Total loans at end
 of period                          $252,233   $ 75,623          $ 65,591       $ 60,557       $ 39,797      $ 37,715
                                    ========   ========          ========       ========       ========      ========

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.
(2) Net recoveries have been annualized to calculate ratios for comparability purposes.

Deposits

         The Bank concentrates on obtaining deposits from a variety of businesses, professionals and retail customers. The Bank offers a number of different deposit programs, including statement savings accounts, NOW accounts, money market deposits accounts, checking accounts and certificates of deposits with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank prices its deposit offerings competitively within the market it serves. These products are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds are very competitive, the Bank believes that personalized, quality service is also an important element in retaining core deposit customers.

         The following table summarizes the composition of the average balances of major deposit categories:

                                                        December 31,                                    October 31,
                              ------------------------------------------------------------------       ------------
                                    2001                     2000                 1999 (2)               1999 (1)
                                    ----                     ----                 --------               --------
                              Average    Average      Average    Average      Average    Average     Average    Average
                              Amount     Yield         Amount    Yield         Amount    Yield        Amount    Yield
                              ------     -----         ------    -----         ------    -----        ------    -----
                                                              (Dollars in thousands)
Demand deposits                $ 21,857  --            $ 14,848  --            $ 15,953  --            $17,485  --
NOW and money market             51,026  2.64%           44,582  3.85%           47,994  3.49%          48,515  3.19%
Savings deposits                 34,168  2.69             4,454  2.93             4,665  2.66            4,721  2.58
Time deposits                   155,079  5.07            42,158  5.93            32,257  4.56           21,714  5.55
                               --------  ----          --------  ----          --------  ----          -------  ----
Total deposits                 $262,130  3.89%         $106,042  4.08%         $100,869  3.19%         $92,435  3.11%
                               ========  ====          ========  ====          ========  ====          =======  ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.
(2) Interest expense was annualized to calculate average yield for the two months ended December 31, 1999.

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $68.88 million and $55.32 million at December 31, 2001 and 2000, respectively.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of the dates indicated:

                                                                  December 31,
                                                                 --------------
                                                                      2001
                                                                      -----
                                                                 (In thousands)
3 months or less                                                     $26,181
Over 3 months but within 6 months                                     18,181
Over 6 months but within 12 months                                    16,757
Over 12 months                                                         7,762
                                                                     -------
Total                                                                $68,881
                                                                     =======

Short-Term Borrowings

         Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                                         Year Ended December 31,
                                                                  --------------------------------------
                                                                       2001                2000
                                                                  ------------------ -------------------
                                                                         (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                                              $53,756             $23,127
    Average during the year                                          $13,372             $12,367
    Maximum month-end balance                                        $53,756             $24,495
    Weighted average rate during the year                               3.62%               5.85%
    Rate at December 31                                                 1.67%               5.75%


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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by our Board of Directors. We paid cash dividends of $.24 per share, $.64 per share, $.32 per share and $.72 per share in fiscal 2001, 2000, 1999 and 1998, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2001, we had cash of $16.45 million and marketable securities of $4.0 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. At December 31, 2001, the Company had outstanding commitments of $8.25 million. These commitments include $6.45 million that mature or renew within one year, $1.3 million that mature or renew after one year and within three years, $0.5 million that mature or renew after three years and within five years, and no commitments that mature or renew after five years.

         The Company currently does not have any unconsolidated subsidiaries or special purpose entities.

         The Company is responsible for payments under operating leases as disclosed in Note M of the Company's financial statements. The Company has no capital leases.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                       Berkshire Bancorp Inc.
                                                       Interest Rate Sensitivity Gap at December 31, 2001
                                                             (in thousands, except for percentages)
                                           -----------------------------------------------------------------------------
                                            3 Months       3 Through       1 Through           Over
                                             or Less       12 Months        3 Years           3 Years           Total
                                            --------      ----------       ----------         -------          --------
Federal funds sold                         $   3,000      $      --        $      --        $      --        $    3,000
                                 (Rate)         0.84%                                                              0.84%
Interest bearing deposits
 in banks                                        213             --               --               --               213
                                 (Rate)         1.25%                                                              1.25%
Loans (1)(2)
Adjustable rate loans                         38,443         23,070            5,419           13,807            80,739
                                 (Rate)         6.22%          6.91%            8.36%            8.30%
Fixed rate loans                                 186          8,713            7,395          155,200           171,494
                                 (Rate)         6.26%          7.58%            8.18%            7.30%             7.35%
                                           ---------      ---------        ---------        ---------        ----------
Total loans                                   38,629         31,783           12,814          169,007           252,233
Investments (3)(4)                            32,773            136           38,212          169,286           240,407
                                 (Rate)         2.39%          6.35%            2.95%            5.67%             4.78%
                                           ---------      ---------        ---------        ---------        ----------
Total rate-sensitive assets                   74,615         31,919           51,026          338,293           495,853
                                           ---------      ---------        ---------        ---------        ----------
Deposit accounts (5)
Savings and NOW                               64,351             --               --               --            64,351
                                 (Rate)         1.11%                                                              1.11%
Money market                                  44,311             --               --               --            44,311
                                 (Rate)         1.48%                                                              1.48%
Time Deposits                                 55,462        122,849           21,611               29           199,951
                                 (Rate)         3.58%          3.91%            4.56%            3.92%             3.89%
                                           ---------      ---------        ---------        ---------        ----------
Total deposit accounts                       164,124        122,849           21,611               29           308,613
Repurchase Agreements                         53,756             --               --               --            53,756
                                 (Rate)         1.86%                                                              1.86%
Other borrowings                               5,000         10,000              500           26,778            42,278
                                 (Rate)         3.56%          2.58%            6.09%            5.51%             4.59%
                                           ---------      ---------        ---------        ---------        ----------
Total rate-sensitive liabilities             220,880        132,849           22,111           26,807           404,647
                                           ---------      ---------        ---------        ---------        ----------
Interest rate caps                            20,000             --           (5,000)         (15,000)
Gap (repricing differences)                 (168,265)      (100,930)          33,915          326,486            91,206
                                           =========      =========        =========        =========        ==========

Cumulative Gap                              (168,265)      (269,195)        (235,280)          91,206
                                           =========      =========        =========        =========
Cumulative Gap to Total Rate
Sensitive Assets                              (33.93)%       (54.29)%         (47.45)%          18.39%
                                           =========      =========        =========        =========

--------------------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

New Accounting Pronouncements

Business Combinations, Goodwill and Intangible Assets

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

Allowance for Loan Losses

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

         The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

         In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No.144). FAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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


ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data.

         Inasmuch as the acquisition of the GSB Financial Corporation and Goshen Savings Bank was consummated on March 30, 2001, the financial statements set forth below include the results of operations of GSB Financial and Goshen Bank from April 1, 2001, through December 31, 2001.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, the two months in the period ended December 31, 1999 and the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000, the two months in the period ended December 31, 1999 and the year ended October 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 25, 2002

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                     December 31,      December 31,
                                                                         2001              2000
                                                                     ------------------------------
ASSETS
Cash and due from banks                                                $  7,170          $  2,512
Interest bearing deposits                                                   213             6,605
Federal funds sold                                                        3,000            27,250
                                                                       --------          --------
Total cash and cash equivalents                                          10,383            36,367
Investment Securities:
 Available-for-sale                                                     240,966            96,309
 Held-to-maturity, fair value of $1,598
  in 2001 and $20,702 in 2000                                             1,613            20,751
                                                                       --------          --------
Total investment securities                                             242,579           117,060
Loans, net of unearned income                                           252,233            75,623
 Less: allowance for loan losses                                         (2,030)           (1,108)
                                                                       --------          --------
Net loans                                                               250,203            74,515
Accrued interest receivable                                               3,399             1,355
Premises and equipment, net                                               7,446               359
Goodwill, net of accumulated amortization
 of $2,300 in 2001 and $1,365 in 2000                                    18,438            11,543
Other assets                                                              4,110             2,824
                                                                       --------          --------
Total assets                                                           $536,558          $244,023
                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                  $ 30,163          $ 14,509
 Interest bearing                                                       308,613           123,138
                                                                       --------          --------
Total deposits                                                          338,776           137,647
Securities sold under agreements to repurchase                           53,756            23,127
Long term borrowings                                                     42,278             1,500
Accrued interest payable                                                  2,406             1,333
Other liabilities                                                         3,350             1,309
                                                                       --------          --------
Total liabilities                                                       440,566           164,916
                                                                       --------          --------

Stockholders' equity
 Preferred stock - $.10 Par value:                                           --                --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   December 31, 2001, 2,379,990 shares
   December 31, 2000, 1,955,625 shares                                      256               256
Additional paid-in capital                                               89,914            78,549
Retained earnings                                                        11,053             8,352
Accumulated other comprehensive (loss), net                                (281)              (85)
Less: Treasury Stock
 December 31, 2001, 186,105 shares
 December 31, 2000, 610,470 shares                                       (4,950)           (7,965)
                                                                       --------          --------
Total stockholders' equity                                               95,992            79,107
                                                                       --------          --------
                                                                       $536,558          $244,023
                                                                       ========          ========

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                                                    For The
                                               For The            For The          Two Months          For The
                                              Year Ended         Year Ended          Ended           Year Ended
                                             December 31,       December 31,      December 31,       October 31,
                                             ------------       ------------      ------------       -----------
                                                 2001               2000               1999              1999
                                               --------           --------           --------          ------
INTEREST INCOME
Short-term interest-earning assets             $    642           $  1,241           $    184          $    965
Securities and other investments                  9,156              6,381                767             4,415
Loans                                            15,143              6,397                892             3,145
                                               --------           --------           --------          --------
Total interest income                            24,941             14,019              1,843             8,525
                                               --------           --------           --------          --------
INTEREST EXPENSE
Deposits                                         10,158              4,344                537             2,473
Borrowings                                        1,719                840                 16                75
                                               --------           --------           --------          --------
Total interest expense                           11,877              5,184                553             2,548
                                               --------           --------           --------          --------
Net interest income                              13,064              8,835              1,290             5,977
PROVISION FOR LOAN LOSSES                           287                 55                 10                45
                                               --------           --------           --------          --------
Net interest income after
 provision for loan losses                       12,777              8,780              1,280             5,932
                                               --------           --------           --------          --------
NON-INTEREST INCOME
Service charges on deposits                         395                146                 14               161
Investment securities gains                         637             13,288              3,109             7,622
Other income                                        391              1,184                 56               472
                                               --------           --------           --------          --------
Total non-interest income                         1,423             14,618              3,179             8,255
                                               --------           --------           --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                    4,153              2,125                324             1,474
Net occupancy expense                             1,170                447                 70               360
Equipment expense                                   201                101                 22                99
FDIC assessment                                      42                 27                  3                 8
Data processing expense                             138                 21                 --                17
Amortization of goodwill                            935                635                122               608
Other                                             2,134              1,108                188               990
                                               --------           --------           --------          --------
Total non-interest expense                        8,773              4,464                729             3,556
                                               --------           --------           --------          --------
Income before provision for taxes                 5,427             18,934              3,730            10,631
Provision for income taxes                        2,128              6,868              1,448             4,091
                                               --------           --------           --------          --------
Net income                                     $  3,299           $ 12,066           $  2,282          $  6,540
                                               ========           ========           ========          ========
Net income per share:
 Basic                                         $   1.41           $   5.76           $   1.07          $   3.08
                                               ========           ========           ========          ========
 Diluted                                       $   1.41           $   5.76           $   1.01          $   2.89
                                               ========           ========           ========          ========

Dividends per share                            $    .24           $    .64           $     --          $    .32


          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For The Years Ended December 31, 2001 and 2000,
                  For The Two Months Ended December 31, 1999,
                     and For The Year Ended October 31, 1999
                                 (In Thousands)

                                                                                Accumulated      Accum-
                                                  Common Stock   Additional       other         lated
                                                           Par     paid-in     comprehensive    earnings
                                                 Shares   value    capital       loss, net     (deficit)
                                                 ------   -----   ---------     -----------    ---------
Balance at November 1, 1998                      2,566    $256     $78,546        $    --      $(10,563)

Net income                                                                                        6,540
Treasury shares issued for
 options exercised                                                      24
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                          1,943

Comprehensive income

Cash dividends                                                                                     (680)
                                                ------    ----     -------        -------      --------

Balance at October 31, 1999                      2,566    $256     $78,570        $ 1,943      $ (4,703)

Net income                                                                                        2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                          2,482

Comprehensive income

                                                ------    ----     -------        -------      --------

Balance at December 31, 1999                     2,566    $256     $78,570        $ 4,425      $ (2,421)

Net income                                                                                       12,066
Treasury shares issued for                                             (21)
 options exercised
Acquisition of treasury shares
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                                         (4,510)

Comprehensive income

Cash dividends                                                                                   (1,293)
                                                ------    ----     -------        -------      --------

Balance at December 31, 2000                     2,566    $256     $78,549         $  (85)     $  8,352

                                                                                Total
                                                 Treasury   Comprehensive   stockholders'
                                                  stock         income          equity
                                                 -------       --------        -------
Balance at November 1, 1998                      $(2,773)                      $65,466

Net income                                                       6,540           6,540
Treasury shares issued for
 options exercised                                    13                            37
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                       1,943           1,943
                                                               -------
Comprehensive income                                           $ 8,483
                                                               =======
Cash dividends                                                                    (680)
                                                 -------                       -------

Balance at October 31, 1999                      $(2,760)                      $73,306

Net income                                                       2,282           2,282
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                       2,482           2,482
                                                               -------
Comprehensive income                                           $ 4,763
                                                               =======
                                                 -------                       -------

Balance at December 31, 1999                     $(2,760)                      $78,070

Net income                                                      12,066          12,066
Treasury shares issued for                            49                            28
 options exercised
Acquisition of treasury shares                    (5,254)                       (5,254)
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                      (4,510)         (4,510)
                                                               -------
Comprehensive income                                           $ 7,556
                                                               =======
Cash dividends                                                                  (1,293)
                                                 -------                       -------

Balance at December 31, 2000                     $(7,965)                      $79,107

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For The Years Ended December 31, 2001 and 2000,
                  For The Two Months Ended December 31, 1999,
                     and For The Year Ended October 31, 1999
                                 (In Thousands)

                                                                                Accumulated      Accum-
                                                  Common Stock    Additional       other         lated
                                                           Par     paid-in     comprehensive    earnings
                                                 Shares   value    capital       loss, net     (deficit)
                                                 ------   -----   ---------     -----------    ---------
Net income                                                                                        3,299
Treasury shares issued
 for acquisition of
 GSB Financial Corp                                                 11,386
Acquisition of treasury shares
Treasury shares issued for
 options exercised                                                     (21)
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                           (196)

Comprehensive income

Cash dividends                                                                                     (598)
                                                ------    ----     -------        -------      --------

Balance at December 31, 2001                     2,566    $256     $89,914         $ (281)     $ 11,053
                                                ======    ====     =======        =======      ========

                                                                                 Total
                                                  Treasury   Comprehensive   stockholders'
                                                   stock         income          equity
                                                  -------       --------        -------
Net income                                                        3,299           3,299
Treasury shares issued
 for acquisition of
 GSB Financial Corp                                 7,887                        19,273
Acquisition of treasury shares                     (4,983)                       (4,983)
Treasury shares issued for
 options exercised                                    111                            90
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                         (196)
                                                                -------
Comprehensive income                                            $ 3,103
                                                                =======
Cash dividends                                                                     (598)
                                                  -------                       -------

Balance at December 31, 2001                      $(4,950)                      $95,992
                                                  =======                       =======



          The accompanying notes are an integral part of this statement

                              BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                            For The          For The         For The Two       For The
                                           Year Ended       Year Ended       Months Ended     Year Ended
                                           December 31,     December 31,     December 31,     October 31,
                                           ------------     ------------     ------------     -----------
                                              2001             2000             1999             1999
                                              ----             ----             ----             ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $   3,299         $ 12,066          $ 2,282        $  6,540
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Realized gain on investment securities             (637)         (13,288)          (3,109)         (7,622)
Depreciation and amortization                     1,197              740              144             713
Provision for loan losses                           287               55               10              45
Increase in deferred taxes                         (426)           1,522               --          (1,402)

  CHANGES IN ASSETS AND LIABILITIES:
 (Increase) decrease in accrued
  interest receivable                              (659)             259              (47)           (817)
 Decrease (increase) other assets                 1,320              (81)          (1,025)            115
 Increase (decrease) in accrued
 interest payable and other liabilities             534           (1,781)           2,806           4,542
                                              ---------         --------          -------        --------
 Net cash provided by (used in)
  operating activities                            4,915             (508)           1,061           2,114
                                              ---------         --------          -------        --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Madison Merchant
 Services, Inc.                                      --             (285)              --              --
Investment in The Berkshire Bank                     --             (105)              --         (25,216)
Cash paid for business acquired                 (20,222)              --               --              --
Cash of entities acquired                         6,047               --               --          22,439
Investment securities available
 for sale
 Purchases                                     (461,048)         (84,247)          (4,856)        (23,138)
 Sales                                          359,278           77,212            3,110           7,634
Investment securities held to maturity
 Purchases                                     (167,800)         (19,909)              --              --
 Maturities                                     187,724            4,157               --              --
Net increase in loans                           (41,921)          (9,902)          (5,034)        (18,744)
Net increase in loans held for sale                  --               --               --          (1,872)
Acquisition of premises and equipment            (4,138)             (93)              --            (191)
                                              ---------         --------          -------        --------
Net cash (used in) investing activities        (142,080)         (33,172)          (6,780)        (39,088)
                                              ---------         --------          -------        --------

                          BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                            For The          For The         For The Two       For The
                                           Year Ended       Year Ended       Months Ended     Year Ended
                                           December 31,     December 31,     December 31,     October 31,
                                           ------------     ------------     ------------     -----------
                                              2001             2000             1999             1999
                                              ----             ----             ----             ----
  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non interest
 bearing deposits                                15,654           (1,040)             873          (6,361)
Net increase in interest bearing
 deposits                                        57,611           34,600              896           2,577
Increase in securities sold under
 agreements to repurchase                        30,629           23,127               --              --
Issuance of long term debt                       24,778               --               --              --
Repayment of long term debt                     (12,000)              --               --              --
Acquisition of treasury stock                    (4,983)          (5,254)              --              --
Proceeds from exercise of common
 stock options                                       90               28               --               9
Dividends paid                                     (598)          (1,293)              --            (680)
                                               --------          -------          -------        --------
Net cash provided by (used in)
 financing activities                           111,181           50,168            1,769          (4,455)
                                               --------          -------          -------        --------

  Net (decrease) increase in cash
   and cash equivalents                         (25,984)          16,488           (3,950)        (41,429)
  Cash and cash equivalents at
   beginning of period                           36,367           19,879           23,829          65,258
                                               --------          -------          -------        --------
  Cash and cash equivalents at
   end of period                               $ 10,383          $36,367          $19,879        $ 23,829
                                               ========          =======          =======        ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash used to pay interest                    $ 10,804      $    4,012           $   682        $  2,258
  Cash used to pay income taxes                $  1,637      $    7,163                --        $  2,602


          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

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

         The Bank, a New York State chartered commercial bank, was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, we expanded our customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office is in mid-town Manhattan. It has one branch in Brooklyn, NY, one branch in downtown Manhattan and four branches in Orange and Sullivan Counties in New York state.

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

         Mergers and Acquisitions

         On March 30, 2001, Berkshire completed its acquisition of GSB Financial Corporation ("GSB Financial"). As a result, GSB Financial merged with and into Berkshire and Goshen Savings Bank ("Goshen Bank") merged with and into The Berkshire Bank. Under the terms of the merger, each share of GSB Financial common stock was redeemed for $20.75, or converted into 0.6027 shares of Berkshire's common stock. The stock component of the transaction represented 50.1% of the total consideration, while the cash component represented 49.9%. The right of the GSB Financial stockholders to elect to receive stock or cash was subject to allocation procedures. Based upon such election and allocation procedures, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

         This transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of the Company for the year ended December 31, 2001, include only the results of operations of GSB Financial from April 1, 2001 through December 31, 2001. The acquisition resulted in the recording of approximately $7.5 million of goodwill, which, through December 31, 2001, has been amortized on a straight-line basis over 15 years.

         The following represents the unaudited pro forma financial information of the Company as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note A - (continued)

                                               For The Year Ended
                                                  December 31,
                                 ----------------------------------------------
                                           2001                  2000
                                          ------                -----
                                                 (In thousands)
Interest income                         $ 31,499             $ 26,019
Interest Expense                          15,396               12,227
                                        --------             --------
Net interest income                       16,103               13,792
Provision for loan losses                    547                  190
Non-interest income                        1,696               15,321
Non-interest expense                      11,007                8,916
Net income                              $  3,427             $ 12,531

         On January 4, 1999 Berkshire completed its acquisition of Berkshire Bank. Berkshire acquired 100% of the outstanding shares of the Bank's common stock for $10.50 per share in cash, a purchase price of approximately $25.2 million. In connection with this transaction, the Bank became a wholly owned subsidiary of Berkshire.

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       Basis of Financial Statement Presentation

         The consolidated financial statements include the accounts of Berkshire Bancorp and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG") and The Berkshire Bank (the "Bank"), (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

         The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan losses and goodwill. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

         Substantially all outstanding goodwill resulted from the acquisition of The Berkshire bank and Goshen Savings bank, depository institutions concentrating in the New York City and Orange and Sullivan County communities, respectively. As the result of the market penetration in these New York areas, the Company had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of these franchises was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan an impairment may be recognized.

         SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was amended in June, 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted SFAS 140 on April 1, 2001 and the adoption did not have a material impact upon the Company's consolidated financial statements.

3.       Loans and Allowance for Loan Losses

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replacing SFAS No. 125. This new statement revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The standard provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted SFAS 140 on April 1, 2001 and the adoption did not have a material impact upon the Company's consolidated financial statements.

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

4.       Bank Premises and Equipment

         Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

5.       Other Real Estate Owned

         Other real estate owned, representing property acquired through foreclosure, is recorded at the lower of cost or estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

6.       Goodwill

         Goodwill resulting from the acquisition of the Berkshire Bank and GSB Financial has been amortized on a straight-line basis over approximately 20 years. Amortization expense for the years ended December 31, 2001 and 2000, the two months ended December 31, 1999 and the year ended October 31, 1999, was approximately $935,000, $635,000, $122,000 and $608,000, respectively.

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

7.       Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109 - "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation and securities available for sale.

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

11.      Restrictions on Cash and Due From Banks

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $900,000, $1,032,000 and $1,169,000 at December 31, 2001, 2000 and
1999, respectively.

12.      Comprehensive Income

         The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." This standard establishes standards for reporting omprehensive income, which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)

                                                                      Year Ended
                                                                   December 31, 2001
                                                  ---------------------------------------------------
                                                                         Tax
                                                    Before tax        (expense)        Net of tax
                                                      amount           benefit           Amount
                                                  --------------    -------------    ---------------
Unrealized gains (losses) on
 investment securities:
  Unrealized holding (losses)
   arising during period                              $  357           $ (171)           $  186
  Less reclassification
   adjustment for gains
   realized in net income                                637             (255)              382
                                                      ------           ------            ------
Other comprehensive
 loss, net                                            $ (280)          $   84            $ (196)
                                                      ======           ======            ======

                                                                      Year Ended
                                                                   December 31, 2000
                                                  ---------------------------------------------------
                                                                         Tax
                                                    Before tax        (expense)        Net of tax
                                                      amount           benefit           Amount
                                                  --------------    -------------    ---------------
Unrealized gains (losses) on
 investment securities:
  Unrealized holding gains
   arising during period                              $  4,898         $ (1,435)         $  3,463
  Less reclassification
   adjustment for gains
   realized in net income                               13,288           (5,315)            7,973
                                                      --------         --------          --------
Other comprehensive
 loss, net                                            $ (8,390)        $  3,880          $ (4,510)
                                                      =========        ========          ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)


                                                               For The Two Months Ended
                                                                   December 31, 1999
                                                  ---------------------------------------------------
                                                                         Tax
                                                    Before tax        (expense)        Net of tax
                                                      amount           benefit           Amount
                                                  --------------    -------------    ---------------
Unrealized gains on
 investment securities:
  Unrealized holding gains
   arising during period                               $  6,986        $ (2,640)         $ 4,346
  Less reclassification
   adjustment for gains
   realized in net income                                 3,109          (1,244)           1,865
                                                        -------        --------          -------
Other comprehensive
 income, net                                            $ 3,877        $ (1,396)         $ 2,481
                                                        =======        ========          =======

                                                                      Year Ended
                                                                   October 31, 1999
                                                  ---------------------------------------------------
                                                                         Tax
                                                    Before tax        (expense)        Net of tax
                                                      amount           benefit           Amount
                                                  --------------    -------------    ---------------
Unrealized gains on
 investment securities:
  Unrealized holding gains
   arising during period                             $ 10,860         $ (4,344)          $ 6,516
  Less reclassification
   adjustment for gains
   realized in net income                               7,622           (3,049)            4,573
                                                     --------         --------           -------
Other comprehensive
 income, net                                         $  3,238         $ (1,295)          $ 1,943
                                                     ========         ========           =======

13.      Reclassifications

         Certain amounts in the December 31, 2000 and 1999 financial statements have been reclassified to conform to the current period's presentation.

NOTE C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities:

                                                                   December 31, 2001
                                     ---------------------------------------------------------------------------
                                                              Gross                Gross
                                        Amortized           unrealized          unrealized             Fair
                                           Cost               gains               losses              value
                                    ------------------  ------------------  ------------------- ------------------
                                                                    (In thousands)
Investment securities
U.S. Government
Agencies                                 $ 1,613             $     8              $   (23)          $  1,598
                                         -------             -------              -------           --------

 Totals                                  $ 1,613             $     8              $   (23)          $  1,598
                                         =======             =======              =======           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - (continued)

                                                                  December 31, 2000
                                        ------------------------------------------------------------------------
                                                                 Gross             Gross
                                            Amortized         unrealized        unrealized            Fair
                                              Cost               gains            losses              value
                                        -----------------  ----------------- -----------------  -----------------
                                                                     (In thousands)
Investment securities
U.S. Government
Agencies                                      $   296          $    --           $    (2)          $    294
Corporate notes                                20,455               --               (47)            20,408
                                              -------          -------           -------           --------
 Totals                                       $20,751          $    --           $   (49)          $ 20,702
                                              =======          =======           =======           ========


         The following is a summary of available-for-sale investment securities:

                                                                  December 31, 2001
                                        ------------------------------------------------------------------------
                                                                 Gross             Gross
                                            Amortized         unrealized        unrealized            Fair
                                              Cost               gains            losses              value
                                        -----------------  ----------------- -----------------  -----------------
                                                                     (In thousands)
Investment securities
U.S. Treasury and Notes                      $ 30,012            $    34           $    (8)          $ 30,038
U.S. Government Agencies                      170,610                589            (1,043)           170,156
Mortgage-backed securities                      2,493                  6                --              2,499
Corporate notes                                   751                  1              (113)               639
Marketable equity
 securities and other                          37,547                 87                --             37,634
                                             --------            -------           -------           --------
 Totals                                      $241,413            $   717           $(1,164)          $240,966
                                             ========            =======           =======           ========



                                                                  December 31, 2000
                                        ------------------------------------------------------------------------
                                                                  Gross              Gross
                                             Amortized         unrealized         unrealized            Fair
                                               Cost               gains             losses              value
                                         -----------------  -----------------  -----------------  -----------------
                                                                       (In thousands)
Investment securities
U.S. Treasury and U.S.
Government Agencies                         $ 86,064            $    76            $  (188)          $ 85,952
Mortgage-backed securities                     4,208                 --                 (9)             4,199
Corporate notes                                1,654                  9               (350)             1,313
Marketable equity
 securities and other                          4,813                150               (118)             4,845
                                            --------            -------            -------           --------
 Totals                                     $ 96,739            $   235            $  (665)          $ 96,309
                                            ========            =======            =======           ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - (continued)

         The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     December 31, 2001
                                  ---------------------------------------------------------------------------------
                                              Available for Sale                        Held to Maturity
                                  ------------------------------------------  -------------------------------------
                                       Amortized                Fair              Amortized             Fair
                                          Cost                 Value                 Cost              Value
                                  --------------------  --------------------  ------------------ ------------------
                                                                       (In thousands)
Due in one year or less                $     50              $     50               $   136            $   138
Due after one through
five years                              103,511               103,796                    --                 --
Due after five through
ten years                                55,179                54,997                   190                190
Due after ten years                      48,492                47,939                 1,287              1,270
Marketable equity
securities and other                     34,181                34,185                    --                 --
                                       --------              --------              --------           --------
 Totals                                $241,413              $240,966              $  1,613           $  1,598
                                       ========              ========              ========           ========

         Proceeds from the sales of investment securities and gross gains realized on such sales for the years ended December 31, 2001 and 2000 and for the two month period ending December 31, 1999 were $637,000, $13.29 million and $3.11 million, respectively. Losses were not material for these periods.

         As of December 31, 2001 and 2000, investment securities with a book value of approximately $56,750,000 and $23,428,000, respectively, were pledged to secure public deposits and for other purposes as provided by law. As of December 31, 2001 and 2000, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

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

         At December 31, 2001, 2000 and 1999, the Company owned 130,000 shares, 130,000 shares and 1,792,106 shares, respectively, of Executone Common Stock which have been classified as available-for-sale securities. At December 31, 2001, 2000 and 1999, the unrealized gain of approximately $2,200, $39,000, $5.8 million, net of deferred taxes of approximately $1,500, $26,000 and $3.9 million, respectively, have been recorded as a component of other accumulated comprehensive income.

NOTE D - LOANS

         Major classifications of loans are as follows:

                                                                  December 31,              December 31,
                                                                      2001                      2000
                                                                  ------------              ------------
                                                                              (In thousands)
Commercial and professional loans                                    $ 19,130                 $  9,419
Secured by real estate
 1 - 4 family                                                         165,195                   25,677
 Multi family                                                          11,186                    4,765
 Non-residential                                                       51,893                   34,968
Consumer                                                                4,689                      229
Other                                                                     140                      565
                                                                     --------                 --------
                                                                      252,233                   75,623
Allowance for loan losses                                              (2,030)                  (1,108)
                                                                     --------                 --------
                                                                     $250,203                 $ 74,515
                                                                     ========                 ========


         Changes in the allowance for loan losses are as follows:

                                                  For The Year Ended
                                           ---------------------------------
                                                                                       For The Two         For The Year
                                                                                       Months Ended            Ended
                                           December 31,          December 31,           December 31,         October 31,
                                               2001                  2000                   1999                1999
                                           ------------          ------------          -------------       -------------
                                                                           (In thousands)
Balance at beginning
 of year                                      $1,108               $  923                   $905               $ --
Provision charged to
 operations                                      287                   55                     10                 45
Loans charged off                                 97                   --                     --                 --
Recoveries                                        41                  130                      8                 69
Acquisition of GSB
 Financial Corp                                  691                   --                     --                791
                                              ------               ------                   ----               -----
Balance at end of year                        $2,030               $1,108                   $923               $905
                                              ======               ======                   ====               ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note D - (continued)

         The Company had $9,000 and $0 non accrual loans as of December 31, 2001 and 2000, respectively. The Company did not have any impaired loans as of December 31, 2001 and 2000. The Company had approximately $58,000 and $0 of loans past due more than 90 days and still accruing interest as of December 31, 2001 and 2000, respectively. The Bank has entered into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2001, loans to these related parties amounted to $9.6 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties at December 31, 2001, resulted in new loans of $1.3 million and repayments of approximately $84,000.

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                          Estimated                December 31,           December 31,
                                        useful lives                   2001                   2000
                                      ------------------       ---------------------  ---------------------
                                                                              (In thousands)
Land                                   Indefinite                    $ 1,817                $    --
Buildings                              39 years                          838                     --
Furniture and equipment                3 to 10 years                   1,594                    969
Leasehold improvements                 2 to 10 years                     585                    316
Construction in progress                                               3,765                     --
                                                                     -------                 ------
                                                                       8,599                  1,285
Accumulated depreciation
and amortization                                                      (1,153)                  (904)
                                                                     -------                 ------
Total                                                                $ 7,446                 $  359
                                                                     =======                 ======

         Depreciation expense was approximately $249,000 and $104,000 for the years ended December 31, 2001 and 2000, respectively, $22,000 for the two months ended December 31, 1999 and $105,000 for the year ended October 31, 1999.

NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were $68,881,000 and $55,319,000 as of December 31, 2001 and 2000,
respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                                  December 31, 2001
                                                  -----------------
                                                    (In thousands)
                   2002                                $178,262
                   2003                                  21,397
                   2004                                     214
                   2005                                      78
                                                       --------
                                                       $199,951
                                                       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE G - BORROWINGS

         Short-Term Borrowings   Securities sold under agreements to repurchase
generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                                        Year Ended December 31,
                                                                     -----------------------------
                                                                       2001               2000
                                                                     --------            ---------
                                                                        (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                                               $53,756            $23,127
    Average during the year                                           $13,372            $12,367
    Maximum month-end balance                                         $53,756            $24,495
    Weighted average rate during the year                                3.62%              5.85%
    Rate at December 31                                                  1.67%              5.75%

         Long-Term Borrowings   At December 31, 2001, advances from the Federal
Home Loan Bank ("FHLB") totaling $42,278,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 4.59%. Unused lines of credit at the FHLB were $47,764,800 and $18,457,300 at December 31, 2001 and 2000, respectively.

         Outstanding borrowings mature as follows (in thousands):

                        Year              Amount
                       ------            --------
                       2002              $15,000
                       2003                  500
                       2004                   --
                       2005                1,000
                       2006                9,778
                       Thereafter         16,000
                                         -------
                       Total             $42,278
                                         =======

NOTE H - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                        Year Ended December 31, 2001
                                                                   (in thousands, except per share data)
                                                           -------------------------------------------------------
                                                              Income                 Shares             Per share
                                                           (numerator)            (denominator)           amount
                                                           -----------            -------------         ----------
Basic earnings per share
 Net income available to
  common stockholders                                         $3,299                   2,326                $1.41
Effect of dilutive securities
 Options                                                          --                      10                   --
                                                              ------                   -----                -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                         $3,299                   2,336                $1.41
                                                              ======                   =====                =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note H - (continued)

         Options to purchase 119,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the year ended December 31, 2001. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                                          Year Ended December 31, 2000
                                                                     (in thousands, except per share data)
                                                           ---------------------------------------------------------
                                                             Income                   Shares              Per share
                                                           (numerator)            (denominator)             amount
                                                           -----------            -------------           ----------
Basic earnings per share
 Net income available to
  common stockholders                                        $12,066                   2,095                $5.76
Effect of dilutive securities
 Options                                                          --                       1                   --
                                                             -------                   -----                ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                        $12,066                   2,094                $5.76
                                                             =======                   =====                ======

         Options to purchase 48,875 shares of common stock for $31.75 to $38.00 per share were outstanding during the year ended December 31, 2000. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                                  For The Two Months Ended December 31, 1999
                                                                     (in thousands, except per share data)
                                                           ---------------------------------------------------------
                                                             Income                  Shares               Per share
                                                           (numerator)            (denominator)             amount
                                                           -----------            -------------           ----------
Basic earnings per share
 Net income available to
  common stockholders                                         $2,282                   2,127                $1.07
Effect of dilutive securities
 Options                                                          --                     132                 (.06)
                                                             -------                  ------                -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                         $2,282                   2,259                $1.01
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note H - (continued)

                                                                           Year Ended October 31, 1999
                                                                      (in thousands, except per share data)
                                                           --------------------------------------------------------
                                                             Income                  Shares               Per share
                                                           (numerator)            (denominator)             amount
                                                           -----------            -------------           ---------
Basic earnings per share
 Net income available to
  common stockholders                                         $6,540                   2,126                $3.08
Effect of dilutive securities
 Options                                                          --                     135                 (.19)
                                                              ------                   -----                -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                         $6,540                   2,261                $2.89
                                                              ======                   =====                =====


NOTE I - INCOME TAXES

         The components of income tax expense are as follows:

                             Year Ended           Year Ended            Two Months Ended          Year Ended
                            December 31,         December 31,             December 31,           October 31,
                            ------------         ------------            --------------          -----------
                                2001                 2000                     1999                   1999
                                ----                 ----                     ----                   ----
Current                      $1,702,000           $ 8,390,000              $   46,000             $2,689,000
Deferred Taxes
(Benefit)                       426,000            (1,522,000)              1,402,000              1,402,000
                             ----------           -----------              ----------             ----------
                             $2,128,000           $ 6,868,000              $1,448,000             $4,091,000
                             ==========           ===========              ==========             ==========

         A reconciliation of the provision for income taxes for the years ended December 31, 2001 and 2000, for the two months ended December 31, 1999 and for the year ended October 31, 1999 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                     Year Ended         Year Ended         Two Months Ended       Year Ended
                                    December 31,       December 31,          December 31,         October 31,
                                    ------------       ------------         --------------        -----------
                                        2001               2000                  1999                1999
                                        ----               ----                  ----                ----
Computed expected
 provision for
 income taxes                        $1,845,000         $6,438,500            $1,306,000          $3,721,000
Nondeductible expenses,
 including goodwill                     217,000            216,000                49,000             243,000
Other                                    66,000            214,000                93,000             127,000
                                     ----------         ----------            ----------          ----------
Actual provision
 for income taxes                    $2,128,000         $6,868,000            $1,448,000          $4,091,000
                                     ==========         ==========            ==========          ==========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note I - (continued)

         The tax effect of the principal temporary differences at December 31, 2001, 2000 and 1999 are as follows:


                                                                           December 31,
                                                   ----------------------------------------------------------------
                                                       2001                     2000                    1999
                                                       ----                     ----                    ----
Net deferred tax assets
 Net operating losses                                $  107,000               $  515,000             $   548,000
 Credit carryforwards                                        --                       --                 386,000
 Loan loss provision                                    973,000                  620,000                 427,000
 Depreciation                                            33,000                   66,000                      --
 Other                                                  120,000                 (146,000)             (1,828,000)
 Unrealized loss (gain)
 on investment securities                               132,000                  168,000              (3,535,000)
                                                     ----------               ----------             -----------
Net deferred tax asset
(liability), included in
 other assets (liabilities)                          $1,365,000               $1,223,000             $(4,002,000)
                                                     ==========               ==========             ===========

         As a result of the acquisition of GSB Financial, the Company computed a net deferred tax asset of approximately $556,000 which included a deferred tax liability on unrealized holding gains of $48,000 during 2001.

         As of the acquisition date of The Berkshire Bank in January 1999, deferred tax assets of $2,162,000 were recorded, less a $1,812,000 valuation allowance. It was determined that the deferred tax asset was more likely to be realized than not. Accordingly, at October 31, 1999, the deferred tax valuation account and goodwill was reduced by $1,812,000.

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

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. At December 31, 2001 and 2000, 81,775 options and 5,000 options, respectively, have been granted under the 1999 Stock Incentive Plan. As of December 31, 2001, 70,721 options were outstanding as a result of the GSB acquisition.

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

         A summary of the activity with respect to the 1999 Stock Incentive Plan and the 1991 Plans is as follows:


                                                           December 31,
                       ------------------------------------------------------------------------------------
                                    2001                        2000                       1999
                       -------------------------------------------------------- ---------------------------
                                          Weighted                  Weighted                    Weighted
                                          Average                    Average                     Average
                                          Exercise                  Exercise                    Exercise
                                Shares     Price           Shares     Price            Shares     Price
Outstanding at
beginning of year               50,375    $36.67          212,375    $13.83           212,375     $13.83
Granted                        152,496    $27.68            5,000    $31.75                --
Cancelled                       (7,443)   $29.84         (151,000)    $7.21                --
Exercised                       (3,832)   $23.59          (16,000)   $10.08                --
                              --------                   --------                    --------
Outstanding at
end of year                    191,596    $29.74           50,375    $36.67           212,375     $13.83
                              ========                   ========                    ========
Exercisable at
end of year                     84,799                     45,375    $37.21           167,500     $ 7.36
                              ========                   ========                    ========
Weighted average
fair value of
options granted
during the year                           $ 9.54                     $11.14                           --
                                          ======                     ======                       ======


         The following table summarizes information about options outstanding at December 31, 2001:

                            Options outstanding                                            Options exercisable
----------------------------------------------------------------------------          ------------------------------
                                 Number              Weighted                             Number
                              outstanding             average     Weighted             outstanding      Weighted
                                   at                remaining     average                  at           average
   Range of                   December 31,          contractual   exercise             December 31,     exercise
exercise prices                   2001             life (years)     price                  2001          price
---------------                  ------            ------------    -------                ------        ------
$14.25                             1,500                0.20       $14.25                  1,500        $14.25
 17.94 - 26.34                    60,028                6.59        24.80                 31,509         25.05
 27.79 - 38.00                   130,068                5.02        32.37                 51,790         36.13
                                --------                                                --------
                                 191,596                                                  84,799
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

                                                                         For The Two        For The
                                                For The Year Ended       Months Ended     Year Ended
                                                   December 31,          December 31,     October 31,
                                            ------------------------   ---------------- ---------------
                                                2001        2000             1999            1999
                                               ------      ------           ------          -----
                                                               (In thousands, except
                                                                per share amounts)
Net income                   As Reported:     $3,299     $12,066           $2,343           $6,540

                             Pro Forma:        2,983      11,448            2,333            6,480

Basic earnings               As Reported:       1.41        5.76             1.10             3.08
 per share
                             Pro Forma:         1.28        5.46             1.10             3.04

Diluted earnings             As Reported:       1.41        5.76             1.04             2.89
 per share
                             Pro Forma:         1.28        5.46             1.04             2.87


         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of December 31, 2001, 2000 and October 31, 1999, expected volatility of 22%, 25% and 40% respectively, risk-free interest of 5.34%, 6.37% and 6.14% respectively, and expected lives of 5 years for all years.

NOTE L - EMPLOYEE BENEFIT PLANS

1.       Retirement Income Plan

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

         Benefit accruals were frozen as of September 15, 1988, resulting in a plan curtailment. As a result of such curtailment, the Company did not accrue benefits for future services; however, the Company did continue to contribute as necessary for any unfunded liabilities. In 2000, the Company reinstated the Retirement Plan to cover substantially all full-time, non-union United States employees of the Company.

         Assumptions used in the accounting were:

                                                                December 31,
                                                          ----------------------
                                                           2001            2000
                                                          -------         ------
Discount rates-liability                                   7.50%           7.50%
Long-term rate of return-assets                            8.50%           8.50%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note L - (continued)

         A summary of the components of net periodic pension cost for the years ended December 31, 2001 and 2000, two months ended December 31, 1999 and year ended October 31, 1999 is as follows:

                                                             December 31,                           October 31,
                                        ------------------------------------------------------ --------------------
                                              2001              2000                 1999               1999
                                        ----------------- ----------------- ------------------ -------------------
Service cost-benefits earned
 during the period                           $  68,214         $  50,075           $     --           $      --
Interest cost on projected
 benefit obligation                            103,364            98,525             14,284              85,706
Expected return on plan assets                (177,560)         (184,740)           (20,784)           (124,703)
Net amortization and deferral                   10,913            (5,121)               478               2,870
                                             ---------         ---------           --------           ---------
Net pension cost/(income) of
 defined benefit plan                        $   4,931         $ (41,261)          $ (6,022)          $ (36,127)
                                             =========         =========           ========           =========

         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2001 and 2000:

                                                                        December 31,
                                                      -------------------------------------------------
                                                                    2001                     2000
                                                      ------------------------ ------------------------
Actuarial present value of vested
 accumulated benefit obligations                                $ 1,413,923              $ 1,339,103
Actuarial present value of
 accumulated benefit obligations                                  1,416,491                1,339,103
                                                                -----------              -----------
Projected benefit obligations                                   $(1,496,907)             $(1,413,542)
Fair value of plan assets                                         1,809,700                2,141,792
                                                                -----------              -----------
Excess of projected benefit
 obligation over fair value
 of plan assets                                                     312,793                  728,250
Unrecognized prior service cost                                     194,354                  212,724
Unrecognized net loss/(gain)                                        102,293                 (326,603)
Adjustment required to recognize
 minimum liability                                                        0                        0
                                                                -----------              -----------
Prepaid pension cost, included
 in other assets                                                $   609,440              $   614,371
                                                                ===========              ===========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note L - (continued)

2.       Former Goshen Bank Pension Plan

         The Bank, as successor to Goshen Bank, had a non-contributory defined benefit pension plan covering substantially all of its employees. In the fourth quarter of 2000, the Goshen Bank froze its defined benefit pension plan and provided that there would be no further accruals under the plan.

                                                                     December 31, 2001
                                                                 ---------------------------
                                                                       (In thousands)
Change in benefit obligation
  Benefit obligation at beginning of year                                  $1,116
  Service cost                                                                 --
  Interest cost                                                                85
  Actual loss                                                                  81
  Benefits paid                                                               (89)
                                                                           ------
  Benefits obligations at end of year                                       1,193

Change in plan assets
  Fair value of plan assets
   at beginning of year                                                     1,518
  Actual return on plan assets                                               (127)
  Employer contribution                                                         7
  Benefits paid                                                               (89)
                                                                           ------
  Fair value of plan assets
   at end of year                                                           1,309

  Funded status                                                               116
  Unrecognized net actuarial loss                                              80
                                                                           ------
  Prepaid benefit cost (included in
   other assets)                                                           $  196
                                                                           ======

Net pension cost included the following components:

                                                                        Year Ended
                                                                     December 31, 2001
                                                                 ---------------------------
                                                                       (In thousands)
Service cost                                                                $ --
Interest cost on projected benefit
 obligation                                                                   85
Expected return on plan assets                                               (99)
Purchase accounting change                                                    61
                                                                            ----
Net periodic benefit cost                                                   $ 47
                                                                            ====

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.00% in 2001.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note L - (continued)

3.       Postretirement Welfare Plan

         In addition to pension benefits, the Bank, as successor to Goshen Bank provides certain health care and life insurance benefits for retired employees and their spouses. The postretirement health care and life insurance benefits plan was terminated for persons retiring after December 31, 1998. Eligible employees retired on or before that date will have benefits paid through the plan under the agreed upon terms existing at the employee's retirment date.

                                                                             December 31, 2001
                                                                        ---------------------------
                                                                              (In thousands)
Change in benefit obligation
  Benefit obligation at beginning of year                                         $ 667
  Service cost                                                                       --
  Interest cost                                                                      51
  Actual gain                                                                        48
  Benefits paid                                                                     (54)
                                                                                  -----
  Benefits obligation at end of year                                                711
                                                                                  -----

Change in plan assets
  Fair value of plan assets
   at beginning of year                                                              --
  Actual return on plan assets                                                       --
  Employer contribution                                                              54
  Benefits paid                                                                     (54)
                                                                                  -----
  Fair value of plan assets
   at end of year                                                                    --
                                                                                  -----
                                                                                   (711)
  Funded status
  Unrecognized net actuarial gain                                                     4
                                                                                  -----
  Accrued benefit cost (included in
   other liabilities)                                                             $ 708
                                                                                  =====

Net benefit cost included the following components:

                                                                                Year Ended
                                                                             December 31, 2001
                                                                        ---------------------------
                                                                              (In thousands)
Service cost                                                                        $--
Interest cost on projected benefit
 obligation                                                                          51
Actual return on plan assets                                                         --
                                                                                    ---
Net periodic benefit cost                                                           $51
                                                                                    ===

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.00% in 2001.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note L - (continued)

4.       401(k) Plans

         The Bank has a 401(k) plan in which employees can contribute up to 15% of thei salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary.

         Goshen Bank had a 401(k) profit sharing plan which covered substantially all employees of the Goshen Bank prior to the acquisition by Berkshire. Each employee could contribute up to 10% of their salary. Goshen Bank matched 100% of the employee contribution up to a maximum of 3% of the employee's salary. This plan was terminated and merged into the Bank's plan effective October 2001.

         The expense was $57,000 for both the Bank and Goshen Bank plans for the year ended December 31, 2001 and $29,000 and $21,000 for the Bank plan for the years ended December 31, 2000 and 1999, respectively.

5.       Deferred Compensation Arrangements

         GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2001, the balance accumulated under these arrangements was approximately $242,000 and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

NOTE M - COMMITMENTS AND CONTINGENCIES

1.       Leases and Other Commitments

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2002 through 2006. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

Year Ending                (In thousands)
December 31,
-----------------
2002                       $  610,000
2003                          612,000
2004                          625,000
2005                          496,000
2006                           92,000
                           ----------
                           $2,435,000
                           ==========

         Rental expense was approximately $717,000 and $335,000 for the fiscal years ended December 31, 2001 and 2000, respectively, $70,000 for the two months ended December 31, 1999 and $278,000 for the year ended October 31, 1999. Included in rental expense was approximately $18,000 for the fiscal years ended December 31, 2001 and 2000 and $3,000 for the two months ended December 31, 1999, which was paid to a company affiliated with a director of the Company.

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2001 and 2000 are outlined below.

         For cash and cash equivalents, the recorded book values of $10.38 million and $36.37 million at December 31, 2001 and 2000, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                                       December 31,
                                          ----------------------------------------------------------------------
                                                        2001                                2000
                                          --------------------------------   -----------------------------------
                                                Carrying      Estimated            Carrying          Estimated
                                                 amount       fair value            amount           fair value
                                          --------------   ---------------   ----------------   ----------------
                                                                      (In thousands)
Investment securities                           $242,579        $242,564           $117,060           $117,011
Loans, net of unearned income                    252,233         289,482             75,623             75,623
Time Deposits                                    199,951         200,237             55,319             55,319

         The net loan portfolio at December 31, 2001 and 2000 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

         The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amount of accrued interest payable approximates its fair value.

         The fair values of the securities sold under agreements to repurchase and other long-term borrowings totaling $96.03 million and $24.63 million are estimated to approximate their recorded book balances at December 31, 2001 and 2000, respectively.

         The fair value of commitments to extend credit is estimated based upon the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based upon the amount of unearned fees plus the estimated cost to terminate letters of credit. Fair values of unrecognized financial instruments, including commitments to extend credit, and the fair value of letters of credit are considered immaterial.

         The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps are approximately $22,000 and $113,000 at December 31, 2001 and 2000, respectively.

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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                               December 31,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        --------           --------
                                                                              (In thousands)
 Commitments to extend credit                                            $ 7,718            $10,447
 Standby letters of credit and financial
  guarantees written                                                         529              2,712
                                                                         -------            -------
                                                                         $ 8,247            $13,159
                                                                         =======            =======
Interest rate caps-notional amount                                       $20,000            $20,000
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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2001 varies up to 100%.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note O - (continued)

         The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The unamortized cost of these agreements is included in the balance sheet in other assets.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2001 and 2000 (dollars in thousands):


                                                                                                      To be well
                                                                                                   capitalized under
                                                                                For capital        prompt corrective
                                                               Actual         adequacy purposes    action provisions
                                                               ------         -----------------    -----------------
                                                          Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                          ------     -----     ------    -----      ------     -----
December 31, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                                 79,867     20.5%     20,097   >=8.0%          --      N/A
  Bank                                                    48,110     20.4%     18,84    >=8.0%      23,551    >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                 77,837     31.0%     10,048   >=4.0%          --      N/A
  Bank                                                    46,080     19.6%      9,421   >=4.0%      14,130    >=6.0%

Tier I Capital (to Average Assets)
  Company                                                 77,837     20.5%     15,194   >=4.0%          --      N/A
  Bank                                                    46,080      9.6%     19,190   >=4.0%      23,988    >=5.0%

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


NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                                   December 31,
                                                                          -----------------------------
                                                                             2001                 2000
                                                                          --------             --------
ASSETS
Cash                                                                      $ 16,449             $ 39,797
Equity investment in subsidiaries                                           64,225               27,849
Investment in securities available for sale                                  3,993                3,995
Loans                                                                        6,478                7,943
Accrued interest receivable                                                     37                   66
Premises and equipment                                                       3,764                   --
Other assets                                                                 1,371                  935
                                                                          --------             --------
Total assets                                                              $ 96,317             $ 80,585
                                                                          ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                         $    325             $  1,478

Stockholders' equity
Common stock                                                                   256                  256
Additional paid-in capital                                                  89,914               78,549
Retained earnings                                                           11,053                8,352
Accumulated other comprehensive (loss)
 income, net                                                                  (281)                 (85)
Less: Common stock in treasury, at cost                                     (4,950)              (7,965)
                                                                          --------             --------
Total stockholders' equity                                                  95,992               79,107
                                                                          --------             --------
                                                                          $ 96,317             $ 80,585
                                                                          ========             ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                       For The Year        For The Year       For The Two       For The Year
                                          Ended               Ended           Months Ended          Ended
                                       December 31,        December 31,       December 31,       October 31,
                                       ------------        ------------       ------------       -----------
                                           2001                2000               1999               1999
                                       ------------        ------------       ------------       -----------
INCOME
Interest income from                    $  836                $ 1,750             $  287           $  1,153
 the Bank
Interest income                          1,079                  2,011                190              1,138
Gain on sales of
 investment securities                      31                 13,288              3,110              7,634
Other income (loss)                        (92)                   759                 --                130
                                        ------                -------             ------           --------
Total income                             1,854                 17,808              3,587             10,055

EXPENSES
Salaries and employee
 benefits                                  217                    111                 25                143
Other expenses                             661                    648                 35                440
                                        ------                -------             ------            -------
Total expenses                             878                    759                 60                583
                                        ------                -------             ------            -------
Income before income
 taxes and equity in
 undistributed net
 income of the Bank                        976                 17,049              3,527             10,472
Equity in undistributed
 net income of the Bank                  2,199                    723                185              1,060
                                        ------                -------             ------            -------
Income before taxes                      3,175                 17,772              3,712             11,532
Provision (benefit) for
 income taxes                             (124)                 5,706              1,430              4,992
                                        ------                -------             ------            -------
Net income                              $3,299                $12,066             $2,282            $ 6,540
                                        ======                =======             ======            =======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            For The Year     For The Year      For The Two       For The Year
                                                               Ended            Ended         Months Ended          Ended
                                                            December 31,     December 31,      December 31,       October 31,
                                                            ------------     ------------      ------------       -----------
                                                                2001             2000              1999               1999
                                                            ------------     ------------      ------------       -----------
  Operating activities:
Net income                                                   $  3,299         $ 12,066          $  2,282          $  6,540
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Gain on sales of investment securities                            (31)         (13,288)           (3,110)           (7,643)
Equity in undistributed net income of
 the Bank                                                      (2,199)            (723)             (185)           (1,060)
(Increase) in deferred taxes                                       --               --                --            (1,402)
Increase (decrease) in other
 liabilities                                                   (1,153)          (5,932)            2,328             6,583
(Increase) decrease in other assets                             3,624             (445)             (351)              920
                                                             --------         --------          --------          --------
 Net cash provided by (used in)
  operating activities                                          3,540           (8,322)              964             3,947
                                                             --------         --------          --------          --------

  Investing activities:
Investment in subsidiaries and
 affiliates                                                        --             (390)               --           (25,216)
Cash paid for acquisition                                     (20,222)              --                --                --
Proceeds from sales of common stock                                --           13,267             3,110             7,634
Investment securities available
 for sale
 Purchases                                                         --               --            (2,435)          (17,178)
 Sales                                                          1,124            4,421                --                --
Net decrease in loans                                           1,465            1,927                --                --
Purchase of premises and equipment                             (3,764)              --                --                --
                                                             --------         --------          --------          --------
Net cash provided by (used in)
 investing activities                                         (21,397)          19,290               675           (34,760)
                                                             --------         --------          --------          --------

  Financing activities:
Proceeds from exercise of
 common stock options                                              90               28                --                 9
Acquisition of treasury stock                                  (4,983)          (5,254)               --                --
Dividends paid                                                   (598)          (1,293)               --              (680)
                                                             --------         --------          --------          --------
Net cash (used in) financing
 activities                                                    (5,491)          (6,519)               --              (671)
                                                             --------         --------          --------          --------

  Net increase (decrease) in
   cash and cash equivalents                                  (23,348)           4,384             1,639           (31,484)
  Cash and cash equivalents at
   beginning of year                                           39,797           35,413            33,774            65,258
                                                             --------         --------          --------          --------
  Cash and cash equivalents at
   end of year                                               $ 16,449         $ 39,797          $ 35,413          $ 33,774
                                                             ========         ========          ========          ========
Supplemental disclosures of cash
 flow information:
  Cash used to pay income taxes                              $  1,385         $  6,418          $     --          $  2,602

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. (In thousands, except per share data).


                                                                               Three Months Ended
                                                       ---------------------------------------------------------------------
                                                         March 31          June 30          September 30         December 31
                                                        ----------        ----------        ------------         -----------
                         2001
                         ----
Interest income                                         $  3,728          $  6,789          $  7,186             $  7,238
Interest expense                                           1,712             3,531             3,435                3,199
                                                        --------          --------          --------             --------
Net interest income                                        2,016             3,258             3,751                4,039
Provision for loan losses                                    (10)              (37)             (115)                (125)
Gain (loss) on sale of securities                              3               480                12                  142
Other operating income                                       165               258               174                  189
Other operating expenses                                  (1,267)           (2,326)           (2,464)              (2,716)
                                                        --------          --------          --------             --------
Income before taxes                                          907             1,633             1,358                1,529
Provision (benefit) for taxes                                501               705               714                  208
                                                        --------          --------          --------             --------
Net income                                              $    406          $    928          $    644             $  1,321
                                                        ========          ========          ========             ========

Per share data
  Net income per common share
  Basic                                                 $    .21          $    .37          $    .26             $    .57
                                                        ========          ========          ========             ========
  Diluted                                               $    .21          $    .37          $    .26             $    .57
                                                        ========          ========          ========             ========

                                                                               Three Months Ended
                                                       ---------------------------------------------------------------------
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
                                                        ========          ========          ========             ========

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:


Name                                Age     Position(s)
----                                ---     ----------------------------
Steven Rosenberg                    53      President, Director
William L. Cohen                    60      Director
Thomas V. Guarino                   48      Director
Moses Krausz                        61      President of The Berkshire Bank
David Lukens                        52      Senior Vice President, Chief Financial Officer of
                                             The Berkshire Bank
Moses Marx                          66      Director
Randolph B. Stockwell               55      Director

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

         Mr. Cohen was elected a director in July 1993. Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, positions he held for more than twenty years.

         Mr. Guarino was elected a director in March 2001. He served as a director of Goshen Savings Bank from 1996, and chairman of the Board of Directors of GSB Financial Corporation from April 1998, until the respective mergers of those companies into The Berkshire Bank and the Company in March 2001. Mr. Guarino is the President and Senior Portfolio Manager of the Hudson Valley Investment Advisors, Inc., an investment management and advisory company, a position he has held since 1995. Prior to that, he had been, since 1988, a Vice President of Fleet Investment Advisors, Inc. and was Vice President in charge of investments of Norstar Bank of the Hudson Valley from 1981 to 1988.

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

         Mr. Marx was elected a director in May 1995. Mr. Marx has been a general partner in United Equities Company (a securities brokerage firm) since 1954 and a general partner in United Equities (Commodities) Company (a commodities brokerage firm) since 1972. He is also President of Momar Corp. (a private investment company). Mr. Marx is a director of The Cooper Companies, Inc.

         Mr. Stockwell was elected a director in July 1988. He has been private investor for over ten years. Since April 1999, Mr. Stockwell has served as President of Yachting Systems of America, LLC, a small start-up company. In addition, he served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

         There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

ITEM 11. Executive Compensation

         The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for the fiscal ended December 31, 2001, and to each of the other executive officers who were paid more than $100,000 during the fiscal year ended December 31, 2001. Mr. Krausz' compensation prior to the acquisition of The Berkshire Bank by the Company on January 4, 1999 is not included. Mr. Rosenberg was the only officer of the Company during fiscal 1999.

                         Summary Compensation Table (1)

                                                        Annual Compensation
                                                   -----------------------------
Name and Principal Position                                                           All Other
---------------------------                Year        Salary          Bonus         Compensation
                                           ----        ------          -----         ------------
Steven Rosenberg                           2001       $152,500       $     --         $     --
 President, Chief Executive                2000       $125,000       $     --         $     --
 Officer and Chief Financial               1999       $125,000       $     --         $     --
 Officer
Moses Krausz                               2001       $330,750       $175,000         $  9,300(2)
 President and Chief Executive             2000       $310,000       $175,000         $  8,665(2)
 Officer of The Berkshire Bank
David Lukens                               2001       $115,000       $ 24,000         $  4,988(3)
 Senior Vice President and                 2000       $103,500       $ 18,000         $    812(3)
 Chief Financial Officer of
 The Berkshire Bank

--------------------
(1) Does not include one employee of The Berkshire Bank, not deemed to be an executive officer of the Company, who was paid $122,000 in fiscal 2000. Does not include the annual retirement credits of 5% of gross wages under the Company's Retirement Income Plan.
(2) Consists of contributions by the Company to a 401(k) account of $5,250 and $5,250 respectively in 2001 and 2000, and income associated with life insurance coverage in excess of $50,000.
(3) Consists of contributions by the Company to a 401(k) account of $4,170 in 2001, and income associated with life insurance coverage in excess of $50,000 in 2001 and 2000.

                        Option Grants in Last Fiscal Year

         On July 31, 2001, Messrs. Rosenberg, Krausz and Lukens were granted options to purchase 10,000 shares, 20,000 shares and 5,000 shares, respectively, of the Company's common stock at $30.00 per share. These options will be exercisable on July 31, 2002 and expire on July 31, 2007.

          Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2001, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2001.

                                                      Number of
                                                     Unexercised
                       Shares                        Options at
                      Acquired                     Fiscal Year-End           Value of Unexercised
                         on         Value                (#)               In-the-Money Options at
                      Exercise     Realized          Exercisable             Fiscal Year-End ($)
Name                     (#)         ($)           /Unexercisable         Exercisable/Unexercisable
----                    -----       -----          --------------         -------------------------
Steven Rosenberg         -0-         -0-                0 / 10,000                  0 / 0
Moses Krausz             -0-         -0-           30,000 / 20,000                  0 / 0
David Lukens             -0-         -0-            5,000 /  5,000                  0 / 0

--------------------
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

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

1999 Stock Incentive Plan

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At March 22, 2002, options to acquire 193,928 shares of common stock have been granted under this plan and 6,072 options are available for future grants.

Retirement Income Plan

         In 2000, the Company reinstated its Retirement Income Plan to cover substantially all United States employees of the Company (see Note L).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                                               Number of            Percent
                                                                Shares             of Class
                                                           ----------------       ----------
William Cohen                                                    2,500 (1)            *
Thomas V. Guarino                                               33,136 (2)           1.4%
Moses Krausz                                                    63,800 (3)           2.6%
David Lukens                                                    10,200 (4)            *
Moses Marx                                                   1,071,920 (5)          45.0%
160 Broadway
New York, NY 10038
Steven Rosenberg                                                20,861 (6)            *
Randolph B. Stockwell                                            8,000 (7)            *
All executive officers and directors
as a group (7 persons)                                       1,210,417 (8)          49.0%

--------------------------------------------------------
* Less than 1%

(1) Includes 1,500 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1991 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan.
(2) Includes 14,550 shares issuable upon the exercise of options which have been granted to Mr. Guarino under the Company's 1999 Stock Incentive Plan.
(3) Includes 50,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under the Company's 1999 Stock Incentive Plan.
(4) Includes 10,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under the Company's 1999 Stock Incentive Plan.

(5) Includes 1,500 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1991 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan. Does not include 53,500 shares owned by Eva and Esther, L.P. of which Mr. Marx has an 80.5% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.
(6) Includes 10,000 shares issuable upon the exercise of options which have been granted to Mr. Rosenberg under the Company's 1999 Stock Incentive Plan.
(7) Includes 1,500 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1991 Stock Option Plan for Non-Employee Directors and 1999 Stock Incentive Plan.
(8) Includes 89,050 shares of Common Stock which are issuable upon the exercise of outstanding options.


ITEM 13. Certain Relationships and Related Transactions.

         In June 1999, the Company made a term loan in the principal amount of $2,000,000 to Pharmaceutical Holdings Corp., a Delaware corporation, ("PHC"), the principal stockholder of which is Momar Corporation ("Momar"). Mr. Moses Marx, a director and principal stockholder of the Company, is the principal stockholder and chief executive officer of Momar. The loan was renewed in June 2000 for a term of one year. In April 2001, the Company made an additional term to PHC in the principal amount of $2,000,000. Such loans were made on substantially the same terms, including interest rate, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features.

         In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $237,000 in fiscal 2001, is comparable to the terms and annual rent that would be paid to non- affiliated parties in a similar commercial transaction for similar commercial space.

         In December 1999, the Bank loaned $1,500,000 to Ecogen, Inc., a corporation in which Mr. Marx may be deemed a principal stockholder. The loan was guaranteed by Momar. Contemporaneously with the making of the loan, Momar purchased a 100% interest in such loan on a non-recourse basis for a purchase price equal to the outstanding balance of the loan. The Bank services such loan on behalf of Momar for no additional consideration. Such loan was made on substantially the same terms, including interest rate and collateral, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features.

         See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Documents filed as part of this Report:

         (i)  Financial Statements

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the Years Ended December 31, 2001 and 2000, the Two Months Ended December 31, 1999 and the Year Ended October 31, 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001 and 2000, the Two Months Ended December 31, 1999 and the Year Ended October 31, 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000, the Two Months Ended December 31, 1999 and the Year Ended October 31, 1999,

         Notes to Consolidated Financial Statements

         (ii)  Financial Statement Schedules

         Schedule
         Number            Description
         ------            -----------
         None


         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

         (iii)  Exhibits


Exhibit
Number            Description
------            -----------
 2.1     Agreement and Plan of Reorganization, dated as of August 16, 2000, by and between Berkshire Bancorp Inc., Greater American Finance Group,
         Inc., The Berkshire Bank, GSB Financial Corporation and Goshen Savings
         Bank (incorporated by reference to the Companies Registration Statement on Form S-4 dated October 13, 2000.
 3.1     Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 to the Company's Current
         Report on Form 8-K dated March 30, 1999).
 3.2     Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March
         30, 1999).
10.1     Stock Incentive Plan for Non-Employee Directors of the Company
         (incorporated by reference to Exhibit 10.15 to the Company's Annual
         Report on Form 10-K for the Fiscal Year Ended October 31, 1991).
10.2     1999 Stock Incentive Plan of the Company (incorporated by reference to
         Exhibit 10.8 to the Company's Current Report on Form 8-K dated March
         30, 1999).
10.3     Employment Agreement, dated May 1, 1999, between The Berkshire Bank and
         Moses Krausz (incorporated by reference to Exhibit 10.3 to the
         Company's Annual Report on Form 10-K for the Fiscal Year Ended December
         31, 2000).
10.4     Employment Agreement, dated January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the
         Company's Annual Report on Form 10-K for the Fiscal Year Ended December
         31, 2000).

10.5     Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank
         (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).
10.6     Amendment No. 1 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
         Quarterly Period Ended September 30, 2001).
21.      Subsidiaries of the Company.
23.      Consent of Independent Certified Public Accountant


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

                                     BERKSHIRE BANCORP INC.



                                     By:   /s/ Steven Rosenberg

                                           ------------------------------------
                                               Steven Rosenberg
                                           President, (Chief Executive Officer)


                                     Date:  March 25, 2002
                                           ------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                                   Title                      Date
         ---------                                   -----                      ----
/s/ Steven Rosenberg                                 President, (Chief          March 25, 2002
-------------------------                            Executive Officer,
     Steven Rosenberg                                Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);
                                                     Director


/s/ William Cohen                                    Director                   March 25, 2002
-------------------------
      William Cohen


/s/ Thomas V. Guarino                                Director                   March 25, 2002
-------------------------
     Thomas V. Guarino


/s/ Moses Marx                                       Director                   March 25, 2002
-------------------------
      Moses Marx


/s/ Randolph B. Stockwell                            Director                   March 25, 2002
--------------------------
   Randolph B. Stockwell



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The greater-than-or-equal-to sign shall be expressed as................  >=