Form 10-Q
period 2002-03-31
BERKSHIRE BANCORP INC /DE/
filed 2002-05-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

                                       or

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


         As of May 10, 2002, there were 2,321,390 outstanding shares of the issuers Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to:
(i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, and other factors referred to in the sections of this Quarterly Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

         The Company cautions readers not to place undue reliance upon any forward- looking statement contained in this Quarterly Report. Forward-looking statements speak only as of the date they were made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                   Page No.
                                                                                   --------
         PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2002 (unaudited) and
                  December 31, 2001                                                4

                  Consolidated Statements of Income
                  For The Three Months Ended
                  March 31, 2002 and 2001 (unaudited)                              5

                  Consolidated Statements of Stockholders'
                  Equity For The Three Months Ended
                  March 31, 2002                                                   6

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended
                  March 31, 2002 and 2001                                          7

                  Notes to Consolidated Financial Statements                       8

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                    14

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                18

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                 24

Signature                                                                          25

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                        March 31,         December 31,
                                                                          2002                2001
                                                                      ----------------------------------
ASSETS
Cash and due from banks                                                 $  3,601            $  7,170
Interest bearing deposits                                                    222                 213
Federal funds sold                                                        12,600               3,000
                                                                        --------            --------
Total cash and cash equivalents                                           16,423              10,383
Investment Securities:
 Available-for-sale                                                      248,012             240,966
 Held-to-maturity                                                          1,498               1,613
                                                                        --------            --------
Total investment securities                                              249,510             242,579
Loans, net of unearned income                                            260,545             252,233
 Less: allowance for loan losses                                          (2,058)             (2,030)
                                                                        --------            --------
Net loans                                                                258,487             250,203
Accrued interest receivable                                                3,587               3,399
Premises and equipment, net                                                8,337               7,446
Other assets                                                               4,726               4,110
Goodwill, net of amortization of
 $2,300 in 2001                                                           18,549              18,438
                                                                        --------            --------
Total assets                                                            $559,619            $536,558
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                   $ 33,523            $ 30,163
 Interest bearing                                                        353,144             308,613
                                                                        --------            --------
Total deposits                                                           386,667             338,776
Securities sold under agreements to repurchase                            23,833              53,756
Long term borrowings                                                      46,749              42,278
Accrued interest payable                                                   3,395               2,406
Other liabilities                                                          4,199               3,350
                                                                        --------            --------
Total liabilities                                                        464,843             440,566
                                                                        --------            --------
Stockholders' equity
 Preferred stock - $.10 Par value:                                            --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   March 31, 2002, 2,348,390 shares
   December 31, 2001, 2,379,990 shares                                       256                 256
Additional paid-in capital                                                89,914              89,914
Retained Earnings                                                         12,359              11,053
Accumulated other comprehensive loss, net                                 (1,874)               (281)
Less: Common stock in treasury - at cost:
 March 31, 2002, 217,705 shares
 December 31, 2001, 186,105 shares                                        (5,879)             (4,950)
                                                                        --------            --------
Total stockholders' equity                                                94,776              95,992
                                                                        --------            --------
                                                                        $559,619            $536,558
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)


                                                                           For The
                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                    2002              2001
                                                                   ------            ------
INTEREST INCOME
Loans                                                              $4,543            $1,702
Investment securities                                               2,750             1,732
Federal funds sold and interest
 bearing deposits                                                      23               294
                                                                   ------            ------
Total interest income                                               7,316             3,728
                                                                   ------            ------
INTEREST EXPENSE
Deposits                                                            2,378             1,496
Borrowings                                                            672               216
                                                                   ------            ------
Total interest expense                                              3,050             1,712
                                                                   ------            ------
Net interest income                                                 4,266             2,016
PROVISION FOR LOAN LOSSES                                              50                10
                                                                   ------            ------
Net interest income after
 provision for loan losses                                          4,216             2,006
                                                                   ------            ------
NON-INTEREST INCOME
Service charges on deposits                                           134                40
Investment securities gains                                           196                 3
Other income                                                          139               125
                                                                   ------            ------
Total non-interest income                                             469               168
                                                                   ------            ------
NON-INTEREST EXPENSE
Salaries and employee benefits                                      1,305               619
Net occupancy expense                                                 370               182
Equipment expense                                                      59                30
FDIC assessment                                                        15                 6
Data processing expense                                                37                 5
Amortization of goodwill                                               --               159
Other                                                                 613               266
                                                                   ------            ------
Total non-interest expense                                          2,399             1,267
                                                                   ------            ------
Income before provision for taxes                                   2,286               907
Provision for income taxes                                            980               501
                                                                   ------            ------
Net income                                                         $1,306            $  406
                                                                   ======            ======
Net income per share:
 Basic                                                             $  .55            $  .21
                                                                   ======            ======
 Diluted                                                           $  .55            $  .21
                                                                   ======            ======



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For The Three Months Ended March 31, 2002
                                 (In Thousands)

                                                             Accumulated    Accum-
                                         Stock  Additional     other        ulated                                 Total
                                 Common   Par    paid-in    comprehensive  earnings   Treasury  Comprehensive  stockholders'
                                 Shares  value   capital     (loss), net   (deficit)   stock    income (loss)     equity
                                 ------  -----  ----------  -------------  ---------  --------  -------------    --------
Balance at December 31, 2001      2,566   $256     $89,914        $  (281)   $11,053   $(4,950)                      $95,992

Net income                                                                     1,306                    1,306          1,306


Acquisition of treasury shares                                                            (929)                         (929)


Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                         (1,593)                             (1,593)        (1,593)
                                                                                                      -------

Comprehensive (loss)                                                                                  $  (286)
                                                                                                      =======
                                  -----   ----      -------       -------    -------   -------                       -------
Balance at March 31, 2002         2,566   $256      $89,914       $(1,874)   $12,359   $(5,879)                      $94,776
(Unaudited)                               ====      =======       =======    =======   =======                       =======


          The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   For The Three Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                   2002                  2001
                                                                   ----                  ----
  Cash flows from operating activities:
Net income                                                       $   1,306             $    406
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gain on investment securities                                (197)                  (3)
Depreciation and amortization                                           79                  192
Provision for loan losses                                               50                   10
(Increase) in accrued interest receivable                             (188)                (174)
Decrease in other assets                                               298                  779
Increase (decrease) in accrued interest payable
 and other liabilities                                               1,838                 (312)
                                                                 ---------             --------
 Net cash provided by operating activities                           3,186                  898
                                                                 ---------             --------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                        (164,854)             (67,170)
 Sales                                                             155,387               75,548
Investment securities held to maturity
 Maturities                                                            115               19,965
Net increase in loans                                               (8,334)                (812)
Acquisition of premises and equipment                                 (970)              (3,667)
                                                                 ---------             --------
Net cash (used in) provided by investing activities                (18,656)              23,864
                                                                 ---------             --------

  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits             3,360                 (652)
Net increase (decrease) in interest bearing deposits                44,531               (1,133)
(Decrease) in securities sold under agreements to repurchase       (29,923)             (13,987)
Proceeds from long term debt                                        10,000                   --
Repayment of long term debt                                         (5,529)                  --
Acquisition of treasury stock                                         (929)                (360)
                                                                 ---------             --------
Net cash provided by (used in) financing activities                 21,510              (16,132)
                                                                 ---------             --------

  Net increase in cash                                               6,040                8,630
  Cash - beginning of period                                        10,383               36,367
                                                                 ---------             --------
  Cash - end of period                                           $  16,423             $ 44,997
                                                                 =========             ========
Supplemental cash flow information:
  Cash used to pay interest                                      $   2,061             $  2,073
  Cash used to pay taxes                                         $     564             $    680


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001

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

         During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2001 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2002 and December 31, 2001 and the consolidated results of its operations for the three month periods ended March 31, 2002 and 2001, and its consolidated stockholders' equity for the three months ended March 31, 2002, and its consolidated cash flows for the three month periods ended March 31, 2002 and 2001.

NOTE 2.  Acquisitions

         GSB Financial Corporation/Goshen Savings Bank. On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial"). Under the terms of the merger, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million. This transaction was accounted for under the purchase method of accounting and accordingly, the results of GSB Financial's operations have been included in the Company's balances commencing April 1, 2001. The acquisition resulted in the recording of approximately $7.5 million of goodwill, which, through December 31, 2001, has been amortized on a straight-line basis over 15 years.

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



                                                             For The Three Months Ended
                                    ----------------------------------------------------------------------------
                                               March 31, 2002                        March 31, 2001
                                    ------------------------------------    ------------------------------------
                                                                   Per                                     Per
                                       Income         Shares      share       Income          Shares      share
                                    (numerator)   (denominator)   amount    (numerator)   (denominator)   amount
                                    -----------   -------------   ------    -----------   -------------   ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                    $1,306           2,361     $.55           $406           1,950     $.21
Effect of dilutive securities
 Options                                     --               8       --             --              --       --
                                         ------           -----     ----           ----           -----     ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                    $1,306           2,369     $.55           $406           1,950     $.21
                                         ======           =====     ====           ====           =====     ====



         Options to purchase 115,375 shares and 45,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the three month periods ended March 31, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2002 and December 31, 2001:



                                                       March 31, 2002
                                        --------------------------------------------
                                                      Gross        Gross
                                        Amortized   unrealized   unrealized   Fair
                                          Cost        gains        losses     value
                                        ---------   ----------   ----------   ------
                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                   $  259           $1          $--   $  260
Mortgage-backed securities                  1,239           --           --    1,239
                                           ------           --          ---   ------
 Totals                                    $1,498           $1          $--   $1,499
                                           ======           ==          ===   ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4.  (continued)



                                                       December 31, 2001
                                        --------------------------------------------
                                                      Gross        Gross
                                        Amortized   unrealized   unrealized   Fair
                                          Cost        gains        losses     value
                                        ---------   ----------   ----------   ------
                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                   $1,613          $ 8         $(23)  $1,598
Mortgage-backed securities                     --           --           --       --
                                           ------          ---         ----   ------
 Totals                                    $1,613          $ 8         $(23)  $1,598
                                           ======          ===         ====   ======



                                                       March 31, 2002
                                        --------------------------------------------
                                                      Gross        Gross
                                        Amortized   unrealized   unrealized    Fair
                                          Cost        gains        losses      value
                                        ---------   ----------   ----------   --------
                                                      (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes                  $ 40,241         $ --      $  (486)  $ 39,755
U.S. Government Agencies                  173,051          125       (2,629)   170,547
Mortgage-backed securities                  5,081            8           --      5,089
Corporate notes                             9,339            1         (187)     9,153
Marketable equity
 securities and other                      23,365          170          (67)    23,468
                                         --------         ----      -------   --------
 Totals                                  $251,077         $304      $(3,369)  $248,012
                                         ========         ====      =======   ========


                                                       December 31, 2001
                                        --------------------------------------------
                                                      Gross        Gross
                                        Amortized   unrealized   unrealized   Fair
                                          Cost        gains        losses     value
                                        ---------   ----------   ----------   ------
                                                      (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes                  $ 30,012         $ 34      $    (8)  $ 30,038
U.S. Government Agencies                  170,610          589       (1,043)   170,156
Mortgage-backed securities                  2,493            6           --      2,499
Corporate notes                               751            1         (113)       639
Marketable equity
 securities and other                      37,547           87           --     37,634
                                         --------         ----      -------   --------
 Totals                                  $241,413         $717      $(1,164)  $240,966
                                         ========         ====      =======   ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Loan Portfolio

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated (dollars in thousands):


                                            March 31, 2002               December 31, 2001
                                         ---------------------         ---------------------
                                                         % of                          % of
                                          Amount         Total          Amount         Total
                                         --------        -----         --------        -----
Commercial and professional loans        $ 17,323          6.7%        $ 19,130          7.6%
Secured by real estate
  1-4 family                              174,327         66.9          165,195         65.5
  Multi family                             10,293          4.0           11,186          4.4
  Non-residential (commercial)             53,525         20.5           51,893         20.6
Consumer                                    3,497          1.3            4,689          1.8
Other                                       1,580          0.6              140          0.1
                                         --------        -----         --------        -----
Total loans                               260,545        100.0%         252,233        100.0%
                                                         =====                         =====
Less: Allowance for loan losses            (2,058)                       (2,030)
                                         --------                      --------
Loans, net                               $258,487                      $250,203
                                         ========                      ========



NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                             March 31, 2002              December 31, 2001
                                             --------------              -----------------
                                          Average       Average         Average       Average
                                          Amount         Yield          Amount         Yield
                                          ------         -----          ------         -----
                                                       (Dollars in thousands)
Demand deposits                          $ 28,492           --         $ 21,857           --
NOW and money market                       60,107         1.33%          51,026         2.64%
Savings deposits                           48,539         1.47           34,168         2.69
Time deposits                             218,017         3.67          155,079         5.07
                                         --------         ----         --------         ----
Total deposits                           $355,155         2.68%        $262,130         3.89%
                                         ========         ====         ========         ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                     For The Three Months Ended
                              ----------------------------------------------------------------------------
                                         March 31, 2002                          March 31, 2001
                              -----------------------------------      -----------------------------------
                                              Tax                                     Tax
                              Before tax   (expense)   Net of tax      Before tax   (expense)   Net of tax
                                amount      benefit      Amount          amount      benefit      amount
                              -----------------------------------      -----------------------------------
                                                                 (In thousands)
Unrealized gains (losses)
 on investment securities:
 Unrealized holding
  gains (losses) arising
  during period                  $(2,421)     $1,946      $(1,475)           $595       $(239)        $356
 Less reclassification
  adjustment for gains
  realized in net income             197         (79)         118               3          (2)           1
                                 -------      ------      -------            ----       -----         ----
Other comprehensive
 income (loss), net              $(2,618)     $1,025      $(1,593)           $592       $(237)        $355
                                 =======      ======      =======            ====       =====         ====



NOTE 8.  New Accounting Pronouncement

Goodwill. Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") were issued in June 2001. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. The Company is in the process of completing the first step of the goodwill transitional impairment test, as of January 1, 2002. Management does not anticipate this test to result in an impairment loss.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 8.  (continued)

         The following table presents a reconciliation of net income and earnings- per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of Statement of Financial Accounting Standard No. 142.

                                            For The Three Months Ended
                                                     March 31,
                                           ----------------------------
                                             2002                 2001
                                             ----                 ----
                                     (In thousands, except per share amounts)
Reported net income                         $1,306                $406
Add back: goodwill amortization                                    159
                                            ------                ----
Adjusted net income                         $1,306                $565
                                            ======                ====

  Basic earnings per share:
Reported basic earnings per share           $  .55                $.21
Goodwill amortization                                              .08
                                            ------                ----
Adjusted basic earnings per share           $  .55                $.29
                                            ======                ====

  Diluted earnings per share:
Reported diluted earnings per share         $  .55                $.21
Goodwill amortization                                              .08
                                            ------                ----
Adjusted diluted earnings per share         $  .55                $.29
                                            ======                ====

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


                                                    For The Three Months Ended March 31,
                                    --------------------------------------------------------------------
                                                 2002                              2001
                                    -------------------------------     --------------------------------
                                              Interest                            Interest
                                    Average      and       Average      Average      and      Average
                                    Balance   Dividends  Yield/Rate     Balance   Dividends  Yield/Rate
                                    -------   ---------  ----------     -------   ---------  ----------
                                                                    (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $256,354     $4,543        7.09%    $ 77,208     $1,702         8.81%
Investment securities                239,397      2,750        4.59      104,437      1,732         6.64
Other (2)(5)                           5,989         23        1.54       20,979        294         5.77
                                    --------     ------        ----     --------     ------         ----
Total interest-earning assets        501,740      7,316        5.83      202,624      3,728         7.38
                                                               ----                                 ----
Noninterest-earning assets            35,922                              25,894
                                    --------                            --------
Total Assets                        $537,662                            $228,518
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits           $108,646        379        1.40     $ 27,306        231         3.38
Time deposits                        218,017      1,999        3.67       81,939      1,265         6.18
Other borrowings                      80,243        672        3.35       16,017        216         5.39
                                    --------     ------        ----     --------     ------         ----
Total interest-bearing
 liabilities                         406,906      3,050        3.00      125,262      1,712         5.47
                                                 ------        ----                  ------         ----

Demand deposits                       28,492                              14,747
Noninterest-bearing liabilities        6,459                               2,890
Stockholders' equity                  95,805                              85,619
                                    --------                            --------

Total liabilities and
 stockholders' equity               $537,662                            $228,518
                                    ========                            ========

Net interest income                              $4,266                              $2,016
                                                 ======                              ======

Interest-rate spread (3)                                       2.83                                 1.91
                                                               ====                                 ====

Net interest margin (4)                                        3.40                                 3.98
                                                               ====                                 ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                    1.23                                1.62
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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

General. Berkshire Bancorp Inc., a Delaware corporation ("Berkshire", the "Company" or "we" and similar pronouns), is a bank holding company registered under the Bank Holding Company Act of 1956. The Company has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank").

         On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial") (see Note 2 of Notes to Consolidated Financial Statements). This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operation for the Company include only the results of operation of GSB Financial for the period from April 1, 2001. The Company acquired total loans, assets and deposits of $134.06 million, $190.04 million and $127.86 million, respectively.

References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the three-month period ended March 31, 2002 was $1.31 million, or $.55 per share, as compared to $406,000, or $.21 per share, for the three-month period ended March 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, thereby eliminating annual goodwill amortization expense of approximately $1.0 million. Had SFAS No. 142 been in effect on January 1, 2001, net income for the first quarter of fiscal 2001 would have been $565,000, or $.29 per share. (See Note 8.)

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. For the quarter ended March 31, 2002, net interest income increased by $2.25 million, or 111.37%, to $4.27 million, from $2.02 million for the quarter ended March 31, 2001. The increase in net interest income was the result of the growth in average interest-earning assets of $299.12 million, partially offset by the growth in average interest-bearing liabilities of $281.64 million. Such increases in interest-earning assets and interest-bearing liabilities were largely due to the acquisition of GSB Financial Corp. on March 30, 2001.

Net interest rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, improved to 2.83% in 2002 from 1.91% in 2001. The increase in net interest-rate spread resulted from a 2.47% decrease in the average cost of interest-bearing liabilities to 3.00% for the quarter ended March 31, 2002, from 5.47% for the quarter ended March 31, 2001, partially offset by a decrease of 1.55% in the average yield on interest-earning assets to 5.83% in 2002, from 7.38% in 2001.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 58 basis points to 3.40% for the first quarter of 2002 from 3.98% for the same period in 2001. The decrease in net interest margin was due, in part, to the acquisition of GSB Financial whose loan portfolio consists primarily of 1-4 family mortgage loans with annualized yields less than previously earned by Berkshire and, in part, by the sharp decline in interest rates from a prime rate of 8.00% at March 31, 2001 to a prime rate of 4.75% at March 31, 2002. Lower interest rates encourage homeowners to refinance more costly mortgage loans and reduces the yields on investment securities purchased by the Bank.

         For the three-month period ended March 31, 2002, the average balances of loans, investment securities and total interest-earning assets increased by approximately 232%, 129% and 148%, respectively, from the three-month period ended March 31, 2001. However, the average yields on loans, investment securities and total interest-earning assets decreased by approximately 20%, 31% and 21%, respectively, during the same periods resulting in lower net interest margin.

Interest Income. Total interest income for the three-month period ended March 31, 2002 increased by $3.59 million, or 96.25%, to $7.32 million, from $3.73 million for the three-month period ended March 31, 2001. The increase was the result of a $299.12 million increase in average interest-earning assets to $501.74 million for the quarter ended March 31, 2001, from $202.62 million for the quarter ended March 31, 2001, partially offset by a decrease in average yield to 5.83% in 2002 from 7.38% in 2001. Interest income on loans and investment securities in the 2002 quarter increased to $4.54 million and $2.75 million, respectively, from $1.70 million and $1.73 million, respectively, in the 2001 quarter.

Interest Expense. Total interest expense for the three-month period ended March 31, 2002 increased by $1.34 million, or 78.36%, to $3.05 million, from $1.71 million for the three-month period ended March 31, 2001. The increase was the result of a $281.64 million increase in average interest-bearing liabilities to $406.91 million for the 2002 quarter, from $125.26 million for the 2001 quarter, partially offset by the decrease in the average rate paid on interest-bearing liabilities to 3.00% in 2002, from 5.47% in 2001. Average balances of interest bearing deposits, time deposits and other borrowings were $108.66 million, $218.02 million and $80.24 million, respectively, in the 2002 quarter, compared to $27.31 million, $81.94 million and $16.02 million, respectively, in the 2001 quarter. The increase in deposits accounts was primarily due to the GSB Financial acquisition, whereas the increase in other borrowings was attributable to our strategy of employing excess capital to fund the growth of our business.

         Interest expense on interest-bearing deposits, time deposits and other borrowings was $379,000, $2.0 million and $672,000, respectively, in the 2002 quarter, compared to $231,000, $1.27 million and $216,000, respectively, in the 2001 quarter.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities, loan sales and service fee income. For the three months ended March 31, 2002, non-interest income was $470,000 as compared to $168,000 for the three months ended March 31, 2001.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three-month period ended March 31, 2002 increased by $1.13 million, or approximately 89%, to $2.40 million from $1.27 million for the three-month period ended March 31, 2001. The increase was due primarily to increases of $686,000 for salaries and employee benefits, $188,000 for occupancy expenses and $347,000 for various other items.

Provision for Income Tax. During the first quarter of 2002, the Company recorded income tax expense of $980,000 compared to $501,000 for the first quarter of 2001. The tax provisions for federal, state and local taxes recorded for 2002 and 2001 represent effective tax rates of 42.87% and 55.24%, respectively. The decrease in the effective rate is due to the elimination of the non-deductible amortization expense of goodwill.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:



                                                       Berkshire Bancorp Inc.
                                            Interest Rate Sensitivity Gap at March 31, 2002
                                                 (in thousands, except for percentages)
                                         --------------------------------------------------------
                                         3 Months    3 Through   1 Through    Over
                                         or Less     12 Months    3 Years    3 Years     Total
                                         ---------   ---------   ---------   -------     -----
Federal funds sold                       $  12,600   $      --   $      --   $     --   $ 12,600
                                 (Rate)       1.63%         --          --         --       1.63%
                                         ---------   ---------   ---------   --------   --------
Interest bearing deposits
 in banks                                      222          --          --         --        222
                                 (Rate)       1.80%         --          --         --       1.80%
                                         ---------   ---------   ---------   --------   --------
Loans (1)(2)
Adjustable rate loans                       39,771      20,841       4,837     14,031     79,480
                                 (Rate)       5.69%       7.14%       8.36%      8.28%      6.69%
Fixed rate loans                                30       6,988       8,353    165,694    181,065
                                 (Rate)       9.55%       7.22%       8.10%      7.16%      7.21%
                                         ---------   ---------   ---------   --------   --------
Total loans                                 39,801      27,829      13,190    179,725    260,545

Investments (3)(4)                           5,650       1,108      63,074    177,273    247,105
                                 (Rate)       3.74%       5.16%       3.46%      5.13%      4.84%
                                         ---------   ---------   ---------   --------   --------
Total rate-sensitive assets                 58,273      28,937      76,264    356,998    520,472
                                         ---------   ---------   ---------   --------   --------

Deposit accounts (5)
Savings and NOW                             66,634          --          --         --     66,634
                                 (Rate)       1.41%         --          --         --       1.41%
Money market                                45,352          --          --         --     45,352
                                 (Rate)       1.59%         --          --         --       1.59%
Time Deposits                               86,252     139,771      15,044         91    241,158
                                 (Rate)       3.56%       3.35%       4.50%      3.67       3.50%
                                         ---------   ---------   ---------   --------   --------
Total deposit accounts                     198,238     139,771      15,044         91    353,144
Repurchase agreements                       23,833          --          --         --     23,833
                                 (Rate)       1.94%         --          --         --       1.94%
Other borrowings                            10,000         500          --     36,249     46,749
                                 (Rate)       2.58%       6.09%           %      5.14%      4.60%
                                         ---------   ---------   ---------   --------   --------
Total rate-sensitive liabilities           232,071     140,271      15,044     36,340    423,726
                                         ---------   ---------   ---------   --------   --------

Interest rate caps                          20,000          --     (10,000)   (10,000)        --
Gap (repricing differences)               (193,798)   (111,334)     71,220    330,658     96,746
                                         =========   =========   =========   ========   ========
Cumulative Gap                            (193,798)   (305,132)   (233,912)    96,746
                                         =========   =========   =========   ========
Cumulative Gap to Total Rate
Sensitive Assets                            (37.24)%    (58.63)%    (44.94)%    18.59%
                                         =========   =========   =========   ========


------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of March 31, 2002.

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

         At March 31, 2002 and 2001, the Company did not have any non-accrual or non-performing loans. Loans past due more than 90 days and still accruing interest were $75,000 and $0 at March 31, 2002 and 2001, respectively. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $260.55 million (including $134.10 million acquired in the merger with GSB Financial) from $76.45 million, the provision for the three months ended March 31, 2001 was increased to $2.06 million (including $691,000 acquired in the merger with GSB Financial) from $1.13 million in the year ago period.

         The decrease in the allowance as a percentage of loans is due to the acquisition of Goshen on March 30, 2001. Goshen's loan portfolio is primarily 1-4 family mortgage loans which traditionally have a lower charge off rate.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                  2002                   2001
                                                  ----                   ----
Average loans outstanding                       $256,354                $77,208
                                                ========                =======
Allowance at beginning of period                   2,030                  1,108
Charge-offs:
 Commercial and other loans                           24                     --
                                                --------                -------
  Total loans charged-off                             24                     --
                                                --------                -------
Recoveries:
 Commercial and other loans                            2                     10
                                                --------                -------
  Total loans recovered                                2                     10
                                                --------                -------
  Net (charge-offs) recoveries                       (22)                    10
                                                --------                -------
Provision for loan losses
 charged to operating expenses                        50                     10
                                                --------                -------
Allowance at end of period                      $  2,058                $ 1,128
                                                --------                -------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                       (.01)%                  .01%
                                                ========                =======
Allowance as a percent of total loans               0.79%                  1.48%
                                                ========                =======
Total loans at end of period                    $260,545                $76,445
                                                ========                =======

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2002, the Company had total loans of $260.55 million and an allowance for loan losses of $2.06 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                March 31,            December 31,
                                                  2002                   2001
                                               ----------            ------------
                                                 Amount                 Amount
                                                 ------                 ------
                                                        (in thousands)
Commercial and professional loans               $ 17,323               $ 19,130
Secured by real estate
  1-4 family                                     174,327                165,195
  Multi family                                    10,293                 11,186
  Non-residential (commercial)                    53,525                 51,893
Consumer                                           3,497                  4,698
Other                                              1,580                    140
                                                --------               --------
Total loans                                      260,545                252,233
Less: Allowance for loan losses                   (2,058)                (2,030)
                                                --------               --------
Loans, net                                      $258,487               $250,203
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

         At March 31, 2002 and 2001, the Company did not have any non-accrual or non-performing loans. Loans past due more than 90 days and still accruing interest were $75,000 and $0 at March 31, 2002 and 2001, respectively.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of March 31, 2002 and December 31, 2001 (dollars in thousands):


                                                                                          To be well
                                                                                      capitalized under
                                                                For capital           prompt corrective
                                               Actual         adequacy purposes       action provisions
                                               ------         -----------------       -----------------
                                               Amount     Ratio     Amount    Ratio    Amount    Ratio
                                               ------     -----     ------    -----    ------    ------
March 31, 2002
Total Capital (to Risk-Weighted Assets)
  Company                                      76,411     29.8%     20,546    >=8.0%       --    N/A
  Bank                                         49,256     20.9%     18,896    >=8.0%   23,620    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                      74,353     29.0%     10,273    >=4.0%       --    N/A
  Bank                                         47,198     20.0%      9,448    >=4.0%   14,172    >=6.0%
Tier I Capital (to Average Assets)
  Company                                      74,353     14.3%     20,765    >=4.0%       --    N/A
  Bank                                         47,198      9.1%     20,847    >=4.0%   26,059    >=5.0%



                                                                                          To be well
                                                                                      capitalized under
                                                                For capital           prompt corrective
                                               Actual         adequacy purposes       action provisions
                                               ------         -----------------       -----------------
                                               Amount     Ratio     Amount    Ratio    Amount    Ratio
                                               ------     -----     ------    -----    ------    ------
December 31, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                     $79,867     20.5%    $20,097    >=8.0%       --    N/A
  Bank                                         48,110     20.4%     18,841    >=8.0%   23,551    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                      77,837     31.0%     10,048    >=4.0%       --    N/A
  Bank                                         46,080     19.6%      9,421    >=4.0%   14,130    >=6.0%
Tier I Capital (to Average Assets)
  Company                                      77,837     20.5%     15,194    >=4.0%       --    N/A
  Bank                                         46,080      9.6%     19,190    >=4.0%   23,988    >=5.0%



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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At March 31, 2002, Berkshire had cash and cash equivalents of $13.7 million and investment securities available for sale of $5.6 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

         At March 31, 2002, the Company had outstanding commitments of approximately $8.0 million. These commitments include $6.4 million that mature or renew within one year, $1.6 million that mature or renew after one year and within three years, $29,000 that mature or renew after three years and within five years and $0 commitments that mature or renew after five years.

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


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         None

b. The Company did not file any reports on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               BERKSHIRE BANCORP INC.
                                               ----------------------
                                                   (Registrant)



Date:  May 13, 2002                         By: /s/ Steven Rosenberg
       ------------                             -------------------------
                                                Steven Rosenberg
                                                President and Chief
                                                Financial Officer

                             STATEMENT OF DIFFERENCES


The greater-than-or-equal-to sign shall be expressed as....................>=