Form 10-Q
period 2002-06-30
BERKSHIRE BANCORP INC /DE/
filed 2002-08-12
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002
                               -------------------

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

                                       N/A
              ---------------------------------------------------
                  (Former name if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


         As of August 9, 2002, there were 2,253,559 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------

         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 2002 (unaudited) and
                  December 31, 2001                                                              4

                  Consolidated Statements of Income
                  For The Three and Six Months Ended
                  June 30, 2002 and 2001 (unaudited)                                             5

                  Consolidated Statement of Stockholders'
                  Equity For The Six Months Ended
                  June 30, 2002 (unaudited)                                                      6

                  Consolidated Statements of Cash Flows
                  For The Six Months Ended
                  June 30, 2002 (unaudited)                                                      7

                  Notes to Consolidated Financial Statements                                     9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  15

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                              21

         PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                                               28

Item 5.           Other Information                                                              28

Item 6.           Exhibits and Reports on Form 8-K                                               28

Signature                                                                                        29

Index of Exhibits                                                                                30


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)


                                                                   June 30,          December 31,
                                                                     2002                2001
                                                                 ----------------------------------
ASSETS
Cash and due from banks                                           $  4,481            $  7,170
Interest bearing deposits                                              257                 213
Federal funds sold                                                   4,000               3,000
                                                                  --------            --------
Total cash and cash equivalents                                      8,738              10,383
Investment Securities:
 Available-for-sale                                                311,494             240,966
 Held-to-maturity                                                    1,157               1,613
                                                                  --------            --------
Total investment securities                                        312,651             242,579
Loans, net of unearned income                                      264,948             252,233
 Less: allowance for loan losses                                    (2,095)             (2,030)
                                                                  --------            --------
Net loans                                                          262,853             250,203
Accrued interest receivable                                          4,156               3,399
Premises and equipment, net                                          8,422               7,446
Other assets                                                         2,216               4,110
Goodwill, net of amortization of
 $2,300 in 2001                                                     18,549              18,438
                                                                  --------            --------
Total assets                                                      $617,585            $536,558
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                             $ 31,206            $ 30,163
 Interest bearing                                                  402,640             308,613
                                                                  --------            --------
Total deposits                                                     433,846             338,776
Securities sold under agreements to repurchase                      35,345              53,756
Long term borrowings                                                45,763              42,278
Accrued interest payable                                             3,306               2,406
Other liabilities                                                    3,572               3,350
                                                                  --------            --------
Total liabilities                                                  521,832             440,566
                                                                  --------            --------
Stockholders' equity
 Preferred stock - $.10 Par value:                                      --                  --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   June 30, 2002,     2,266,090 shares
   December 31, 2001, 2,379,990 shares                                 256                 256
Additional paid-in capital                                          89,896              89,914
Retained earnings                                                   13,311              11,053
Accumulated other comprehensive
 income (loss), net                                                    671                (281)
Less: Common stock in treasury - at cost:
 June 30, 2002,     300,005 shares
 December 31, 2001, 186,105 shares                                  (8,381)             (4,950)
                                                                  --------            --------
Total stockholders' equity                                          95,753              95,992
                                                                  --------            --------
                                                                  $617,585            $536,558
                                                                  ========            ========




         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                              For The                              For The
                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                      -------------------------            ------------------------
                                                        2002            2001                 2002            2001
                                                       ------          ------              -------          ------

INTEREST INCOME
Loans                                                  $4,670          $4,256              $ 9,213         $ 5,958
Investment securities                                   3,325           2,354                6,075           4,086
Federal funds sold and
 interest bearing deposits                                102             179                  125             473
                                                       ------          ------              -------          ------
Total interest income                                   8,097           6,789               15,413          10,517
                                                       ------          ------              -------          ------
INTEREST EXPENSE
Deposits                                                2,692           3,072                5,070           4,568
Borrowings                                                666             459                1,338             675
                                                       ------          ------              -------          ------
Total interest expense                                  3,358           3,531                6,408           5,243
                                                       ------          ------              -------          ------
Net interest income                                     4,739           3,258                9,005           5,274
PROVISION FOR LOAN LOSSES                                 107              37                  157              47
                                                       ------          ------              -------          ------
Net interest income after
 provision for loan losses                              4,632           3,221                8,848           5,227
                                                       ------          ------              -------          ------
NON-INTEREST INCOME
Service charges on deposits                               104             131                  238             131
Investment securities gains                               127             480                  323             483
Other income                                              114             127                  253             292
                                                       ------          ------              -------          ------
Total non-interest income                                 345             738                  814             906
                                                       ------          ------              -------          ------
NON-INTEREST EXPENSE
Salaries and employee benefits                          1,295           1,079                2,600           1,698
Net occupancy expense                                     373             289                  743             471
Equipment expense                                          74              66                  133              96
FDIC assessment                                            15               8                   30              14
Data processing expense                                    19              62                   56              67
Amortization of goodwill                                   --             262                   --             421
Other                                                   1,026             560                1,639             826
                                                       ------          ------              -------          ------
Total non-interest expense                              2,802           2,326                5,201           3,593
                                                       ------          ------              -------          ------
Income before provision for taxes                       2,175           1,633                4,461           2,540
Provision for income taxes                                988             705                1,968           1,206
                                                       ------          ------              -------          ------
Net income                                             $1,187          $  928              $ 2,493          $1,334
                                                       ======          ======              =======          ======
Net income per share:
 Basic                                                 $  .51          $  .37              $  1.07          $  .60
                                                       ======          ======              =======          ======
 Diluted                                               $  .51          $  .37              $  1.06          $  .60
                                                       ======          ======              =======          ======



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For The Six Months Ended June 30, 2002
                                 (In Thousands)


                                                                                   Accumulated
                                                      Stock      Additional           other          Accumu-
                                          Common       Par        paid-in         comprehensive       lated         Treasury
                                          Shares      value       capital          (loss), net      earnings         stock
                                          ------      -----      ---------        -------------     --------        -------

Balance at December 31, 2001               2,566      $256       $89,914              $  (281)      $ 11,053        $(4,950)

Net income                                                                                             2,493

Acquisition of treasury shares                                                                                       (3,471)
Treasury shares issued for                                           (18)                                                40
 options exercised
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                                952

Comprehensive income


Cash dividends                                                                                          (235)
                                          ------      ----       -------              -------       --------        -------

Balance at June 30, 2002                   2,566      $256       $89,896              $   671       $ 13,311        $(8,381)
(Unaudited)                                           ====       =======              =======       ========        =======


                                                                        Total
                                                Comprehensive        stockholders'
                                                   income               equity
                                                   --------             -------

Balance at December 31, 2001                                               $95,992

Net income                                              2,493                2,493

Acquisition of treasury shares                                              (3,471)
Treasury shares issued for                                                      22
 options exercised
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                952                  952
                                                      -------
Comprehensive income                                  $ 3,445
                                                      =======

Cash dividends                                                                (235)
                                                                           -------

Balance at June 30, 2002                                                   $95,753
(Unaudited)                                                                =======



          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            For The Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             2002             2001
                                                                           --------          --------

  Cash flows from operating activities:

Net income                                                                $   2,493         $   1,334
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gain on investment securities                                         (323)             (483)
Depreciation and amortization                                                   155               487
Provision for loan losses                                                       157                47

(Increase) decrease in accrued interest receivable                             (757)              120
Decrease in other assets                                                        869               398
 Increase (decrease) in accrued interest payable
  and other liabilities                                                          19              (105)
                                                                           --------          --------
 Net cash provided by (used in) operating activities                          2,613            (1,798)
                                                                           --------          --------

  Cash flows from investing activities:
Cash paid for business acquired                                                  --           (20,222)
Cash of entity acquired                                                          --             6,047
Investment securities available for sale


 Purchases                                                                 (441,088)         (134,137)
 Sales                                                                      373,852           118,254
Investment securities held to maturity
 Purchases                                                                       --          (141,645)
 Sales and maturities                                                           456           160,963
Net increase in loans                                                       (12,807)          (22,390)
Acquisition of premises and equipment                                        (1,131)           (3,749)
                                                                           --------          --------
Net cash (used in) investing activities                                     (80,718)          (36,879)
                                                                           --------          --------


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            For The Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             2002             2001
                                                                           --------          --------

  Cash flows from financing activities:
Net increase in non interest bearing deposits                                 1,043            10,937
Net increase in interest bearing deposits                                    94,027            27,042
(Decrease) in securities sold under agreements
 to repurchase                                                              (18,411)          (12,393)
Proceeds from long term debt                                                 10,000                --
Repayment of long term debt                                                  (6,515)          (10,000)
Acquisition of treasury stock                                                (3,471)           (1,634)
Proceeds from exercise of common stock options                                   22                --
Dividends paid                                                                 (235)             (258)
                                                                           --------          --------
Net cash provided by financing activities                                    76,460            13,694
                                                                           --------          --------

  Net decrease in cash                                                       (1,645)          (21,387)
  Cash - beginning of period                                                 10,383            36,367
                                                                           --------          --------
  Cash - end of period                                                     $  8,738          $ 14,980
                                                                           ========          ========
Supplemental cash flow information:
  Cash used to pay interest                                                $  5,508          $  4,002
  Cash used to pay taxes                                                   $  2,822          $  1,319



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and December 31, 2001 and the consolidated results of its operations for the three and six month periods ended June 30, 2002 and 2001, and its consolidated stockholders' equity for the six month period ended June 30, 2002, and its consolidated cash flows for the six month periods ended June 30, 2002 and 2001.

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


                                                                  For The Three Months Ended
                                  ----------------------------------------------------------------------------------------
                                                June 30, 2002                                June 30, 2001
                                  ------------------------------------------  --------------------------------------------
                                                                  Per                                           Per
                                     Income         Shares       share           Income          Shares        share
                                  (numerator)   (denominator)    amount        (numerator)   (denominator)     amount
                                  -----------   -------------    ------        -----------   -------------     ------
                                                         (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                 $1,187          2,315         $.51         $  928          2,502         $.37
Effect of dilutive securities
 Options                                  --              9           --             --              1           --
                                      ------         ------         ----         ------         ------         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                 $1,187          2,324         $.51         $  928          2,503         $.37
                                      ======         ======         ====         ======         ======         ====


         Options to purchase 119,375 and 44,875 shares of common stock for $30.00 to $38.00 per share were outstanding during the three month periods ended June 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                                     For The Six Months Ended
                                     ----------------------------------------------------------------------------------------
                                                   June 30, 2002                                June 30, 2001
                                     ------------------------------------------  --------------------------------------------
                                                                    Per                                           Per
                                       Income         Shares       share           Income          Shares        share
                                    (numerator)   (denominator)    amount        (numerator)    (denominator)    amount
                                    -----------   -------------    ------        -----------    -------------    ------
                                                              (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                 $2,493          2,338         $1.07         $1,334          2,228         $.60
Effect of dilutive securities
 Options                                  --             10           .01             --              1          .
                                      ------         ------         -----         ------         ------         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                 $2,493          2,348         $1.06         $1,334          2,229         $.60
                                      ======         ======         =====         ======         ======         ====


         Options to purchase 45,375 and 44,875 shares of common stock for $31.75 to $38.00 per share were outstanding during the six month periods ended June 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2002 and December 31, 2001:


                                                                       June 30, 2002
                                        ---------------------------------------------------------------------------
                                                                 Gross              Gross
                                            Amortized         unrealized         unrealized             Fair
                                              Cost               gains             losses               value
                                        -----------------  ----------------- -------------------  -----------------
                                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                    $1,157            $    --             $    --             $1,157
                                            -----             -------             -------             ------
 Totals                                     $1,157            $    --             $    --             $1,157
                                            ======            =======             =======             ======



                                                                     December 31, 2001
                                        ---------------------------------------------------------------------------
                                                                 Gross              Gross
                                            Amortized         unrealized          unrealized            Fair
                                              Cost               gains              losses              value
                                        -----------------  -----------------  ------------------  -----------------
                                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                   $1,613            $     8             $(23)               $1,598
                                           ------            -------             ----                ------
 Totals                                    $1,613            $     8             $(23)               $1,598
                                           ======            =======             =====               ========



                                                                       June 30, 2002
                                         --------------------------------------------------------------------------
                                                                  Gross              Gross
                                             Amortized         unrealized         unrealized            Fair
                                               Cost               gains             losses              value
                                         -----------------  -----------------  -----------------  -----------------
                                                                       (In thousands)

Available-For-Sale
Investment Securities
U.S. Treasury and Notes                    $ 30,175             $  120              $  --           $ 30,295
U.S. Government Agencies                    210,734              1,536               (293)           211,977
Mortgage-backed securities                    5,297                  9                (27)             5,279
Corporate notes                              39,320                 --               (340)            38,980
Marketable equity
 securities and other                        24,865                187                (89)            24,963
                                           --------             ------              -----           --------
 Totals                                    $310,391             $1,852              $(749)          $311,494
                                           ========             ======              =====           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 4. (continued)


                                                                    December 31, 2001
                                        --------------------------------------------------------------------------
                                                                 Gross              Gross
                                            Amortized         unrealized         unrealized            Fair
                                              Cost               gains             losses             value
                                        -----------------  -----------------  ----------------- ------------------
                                                                      (In thousands)

Available-For-Sale
Investment securities
U.S. Treasury and Notes                         $ 30,012        $ 34            $    (8)          $ 30,038
U.S. Government Agencies                         170,610         589             (1,043)           170,156
Mortgage-backed securities                         2,493           6                 --              2,499
Corporate Notes                                      751           1               (113)               639
Marketable equity
 securities and other                             37,547          87                 --             37,634
                                                --------        ----            -------           --------
 Totals                                         $241,413        $717            $(1,164)          $240,966
                                                ========        ====            =======           ========



NOTE 5. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                         June 30, 2002                    December 31, 2001
                                                    ---------------------------          -----------------------
                                                                      % of                            % of
                                                        Amount        Total                 Amount    Total
                                                        ------        -----                 ------    -----
                                                                   (Dollars in thousands)
Commercial and professional loans                     $ 21,205          8.0%              $ 19,130      7.6%
Secured by real estate
  1-4 family                                           177,100         66.9                165,195     65.5
  Multi family                                           9,398          3.5                 11,186      4.4
  Non-residential (commercial)                          52,992         20.0                 51,893     20.6
Consumer                                                 4,253          1.6                  4,689      1.8
Other                                                       --           .                     140      0.1
                                                      --------        -----               --------    -----
Total loans                                            264,948        100.0%               252,233    100.0%
                                                                      =====                           =====
Less: Allowance for loan losses                         (2,095)                             (2,030)
                                                      --------                            --------
Loans, net                                            $262,853                            $250,203
                                                      ========                            ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:


                                      June 30, 2002                 December 31, 2001
                                      =============                 =================
                                    Average     Average           Average     Average
                                    Amount      Yield              Amount     Yield
                                    ------      -----              ------     -----
                                                  (Dollars in thousands)

Demand deposits                      $ 29,395      --               $ 21,857    --
NOW and money market                   46,094    1.92%                51,026  2.64%
Savings deposits                       49,434    1.47                 34,168  2.69
Time deposits                         243,342    3.48                155,079  5.07
                                     --------    ----               --------  ----
Total deposits                       $368,265    2.73%              $262,130  3.89%
                                     ========    ====               ========  ====



NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                               For The Six Months Ended
                            -------------------------------------------------------------------------------------
                                             June 30, 2002                        June 30, 2001
                            -------------------------------------------  ----------------------------------------
                                                Tax                                      Tax
                               Before tax    (expense)     Net of tax    Before tax   (expense)     Net of tax
                                 amount       benefit        Amount        amount      benefit       amount
                            -------------  ------------- -------------- ------------  ----------   -------------
                                                                    (In thousands)
Unrealized gains
on investment securities:
 Unrealized holding             $1,873      $(727)          $1,146         $558          $(239)        $319
 gains arising during
 period
  Less reclassification            323       (129)             194          480           (192)         288
                                ------      -----           ------         ----          -----         ----
  adjustment for gains
  realized in net income
Other comprehensive             $1,550      $(598)          $  952         $ 78          $ (47)        $ 31
 income, net                    ======      =====           ======         ====          =====         ====



Note 8.  New Accounting Pronouncements

Goodwill. Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") was adopted on January 1, 2002. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. The Company is in the process of completing the first step of the goodwill transitional impairment test, as of January 1, 2002. Management does not anticipate this test to result in an impairment loss.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 8. (continued)

         The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of Statement of Financial Accounting Standard No. 142.


                                                For The Three Months Ended
                                                          June 30,
                                           ----------------------------------------
                                                     2002             2001
                                                     ----             ----
                                           (In thousands, except per share amounts)

Reported net income                                $1,187           $  928
Add back: goodwill amortization                                        262
                                                   ------           ------
Adjusted net income                                $1,187           $1,190
                                                   ======           ======

  Basic earnings per share:
Reported basic earnings per share                  $  .51           $  .37
Goodwill amortization                                                  .10
                                                   ------           ------
Adjusted basic earnings per share                  $  .51           $  .47
                                                   ======           ======

  Diluted earnings per share:
Reported diluted earnings per share                $  .51           $  .37
Goodwill amortization                                                  .10
                                                   ------           ------
Adjusted diluted earnings per share                $  .51           $  .47
                                                   ======           ======




                                                  For The Six Months Ended
                                                          June 30,
                                           ----------------------------------------
                                                     2002             2001
                                                     ----             ----
                                           (In thousands, except per share amounts)

Reported net income                                $2,493           $1,334
Add back: goodwill amortization                                        421
                                                   ------           ------
Adjusted net income                                $2,493           $1,755
                                                   ======           ======

  Basic earnings per share:
Reported basic earnings per share                  $ 1.07           $  .60
Goodwill amortization                                                  .19
                                                   ------           ------
Adjusted basic earnings per share                  $ 1.07           $  .79
                                                   ======           ======

  Diluted earnings per share:
Reported diluted earnings per share                $ 1.06           $  .60
Goodwill amortization                                                  .19
                                                   ------           ------
Adjusted diluted earnings per share                $ 1.06           $  .79
                                                   ======           ======

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


                                                              For The Three Months Ended June 30,
                                  ----------------------------------------------------------------------------------------
                                                      2002                                          2001
                                  --------------------------------------------- ------------------------------------------
                                                    Interest                                     Interest
                                   Average             and          Average      Average           and           Average
                                   Balance         Dividends      Yield/Rate     Balance        Dividends       Yield/Rate
                                   -------         ---------      ----------     -------        ---------       ----------
                                                                   (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)                          $264,853         $4,670               7.05%   $218,213        $4,256            7.80%
Investment securities               268,524          3,325               4.95     149,568         2,354            6.30
Other (2)(5)                          5,515            102               7.40      15,250           179            4.67
                                   --------         ------               ----    --------        ------            ----
Total interest-earning assets       538,892          8,097               6.01     383,031         6,789            7.09
                                                                         ----                                      ----
Noninterest-earning assets           37,682                                        34,411
                                   --------                                      --------
Total Assets                        576,574                                       417,442
                                   ========                                      ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits           108,990            382               1.40%     99,657           746            2.99%
Time deposits                       268,390          2,310               3.44     166,117         2,326            5.60
Other borrowings                     67,209            666               3.96      32,690           459            5.62
                                   --------         ------               ----    --------        ------            ----
Total interest-bearing
 liabilities                        444,589          3,358               3.02     298,464         3,531            4.73
                                                    ------               ----                    ------            ----

Demand deposits                      30,256                                        19,030
Noninterest-bearing liabilities       7,156                                         4,610
Stockholders' equity (5)             94,573                                        95,338
                                   --------                                      --------

Total liabilities and
 stockholders' equity               576,574                                       417,442
                                   ========                                      ========

Net interest income                                  4,739                                        3,258
                                                    ======                                       ======

Interest-rate spread (3)                                                 2.99%                                    2.36%
                                                                         ====                                     ====

Net interest margin (4)                                                  3.52%                                    3.40%
                                                                         ====                                     ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                   1.21                                          1.28
                                  =========                                     =========


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



                                                              For The Six Months Ended June 30,
                                 -------------------------------------------------------------------------------------------
                                                     2002                                          2001
                                 --------------------------------------------- ---------------------------------------------
                                                   Interest                                     Interest
                                  Average             and          Average      Average           and           Average
                                  Balance         Dividends      Yield/Rate     Balance        Dividends       Yield/Rate
                                  -------         ---------      ----------     -------        ---------       ----------
                                                                  (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)                         $260,623        $ 9,213               7.07%   $148,102       $ 5,958            8.05%
Investment securities              254,038          6,075               4.78     127,121         4,086            6.43
Other (2)(5)                         5,652            125               4.42      18,108           473            5.21
                                  --------        -------               ----    --------       -------            ----
Total interest-earning assets      520,313         15,413               5.92     293,331        10,517            7.17
                                                                        ----                                      ----
Noninterest-earning assets          36,905                                        30,187
                                  --------                                      --------
Total Assets                       557,218                                       323,518
                                  ========                                      ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits          108,795            761               1.40%     62,449           957            3.06
Time deposits                      243,342          4,309               3.54     123,211         3,611            5.86
Other borrowings                    73,689          1,338               3.63      24,399           675            5.53
                                  --------        -------               ----    --------       -------            ----
Total interest-bearing
 liabilities                       425,826          6,408               3.01     210,059         5,243            4.99
                                                  -------               ----                     -----            ----

Demand deposits                     29,395                                        16,900
Noninterest-bearing liabilities      6,808                                         3,754
Stockholders' equity (5)            95,189                                        92,805
                                  --------                                      --------

Total liabilities and
 stockholders' equity              557,218                                       323,518
                                  ========                                      ========

Net interest income                                 9,005                                        5,274
                                                  =======                                        =====

Interest-rate spread (3)                                                2.91%                                    2.18%
                                                                        ====                                     ====

Net interest margin (4)                                                 3.46%                                    3.60%
                                                                        ====                                     ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                  1.22                                          1.39
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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001.

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

Net Income. Net income for the three-month period ended June 30, 2002 was $1.19 million, or $.51 per share, as compared to $928,000, or $.37 per share, for the three-month period ended June 30, 2001. Net income for the six-month period ended June 30, 2002 was $2.49 million, or $1.06 per share, as compared to $1.33 million, or $.60 per, for the six-month period ended June 30, 2001.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, thereby eliminating annual goodwill amortization expense of approximately $1.0 million. Had SFAS No. 142 been in effect on January 1, 2001, net income for the three and six months ended June 30, 2001 would have been $1.19 million and $1.76 million, or $.47 per share and $.79 per share, respectively. (See Note 8.)

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the risks inherent in the banking business. Interest rates, as measured by the prime rate, stabilized at 4.75% throughout the first six months of 2002. During 2001, in contrast, the prime rate declined from 9.00% at the beginning of the year to 4.75% at years' end.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

         For the quarter ended June 30, 2002, net interest income increased by approximately $1.48 million, or 45.46%, to $4.74 million from $3.26 million for the quarter ended June 30, 2001. The quarter over quarter increase in net interest income was the result of the growth in average interest-earning assets of $155.86 million, partially offset by the growth in average interest-bearing liabilities of $146.13 million, and the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets fell to 6.01% from 7.09%, a decline of 108 basis points, or 15.23%, however, the average cost of interest-bearing liabilities fell to 3.02% from 4.73%, a decline of 171 basis points, or 36.15% The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, improved by 63 basis points to 2.99% from 2.36%

         For the six-month period ended June 30, 2002, net interest income increased by approximately $3.73 million, or 70.74%, to $9.01 million from $5.27 million for the six-month period ended June 30, 2001. The period over period increase in net interest income was the result of the growth in average interest-earning assets of $226.98 million, partially offset by the growth in average interest- bearing liabilities of $215.77 million, due in part to the inclusion of the assets and liabilities of GSB Financial as of April 1, 2001, and the difference between the yield on assets compared to the cost of liabilities. In the 2002 period, the average yield on interest-earning assets fell to 5.92% from 7.17% in 2001, a decline of 125 basis points, or 17.43%, however, the average cost of interest-bearing liabilities fell to 3.01% from 4.99%, a decline of 198 basis points, or 39.68% The interest-rate spread improved by 73 basis points to 2.91% in 2002 from 2.18% in 2001.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, improved to 3.52% in the second quarter of 2002 from 3.40% in the second quarter of 2001, and declined to 3.46% in the six-month period of 2002 from 3.60% in the six-month period of 2001.

         The Company strategically uses the prevailing interest rate environment to secure deposits and to borrow funds at what we believe to be attractive rates, and to invest such funds in loans and investment securities. The average amounts of loans and investment securities increased by approximately $46.64 million and $118.96 million, respectively, to $264.85 million and $268.52 million, respectively, in the quarter ended June 30, 2002, from $218.21 million and $149.57 million, respectively, in the year ago quarter. Time deposits and borrowings increased by approximately $102.27 million and $34.52 million, respectively, during the 2002 quarter to $268.39 million and $67.21 million, respectively, from $166.12 million and $32.69 million, respectively, during the 2001 quarter.

Interest Income. Total interest income for the quarter ended June 30, 2002 increased by approximately $1.31 million, or 19.27%, to $8.10 million from $6.79 million for the quarter ended June 30, 2001. The increase was the result of a $155.86 million increase in average interest-earning assets to $538.89 million for the 2002 quarter from $383.03 million for the 2001 quarter. Loans and investment securities increased by 99.88% and 79.53%, respectively, and contributed $4.67 million and $3.33 million, respectively, to interest income.

         Total interest income for the six-month period ended June 30, 2002 increased by approximately $4.90 million, or 46.55%, to $15.41 million from $10.52 million for the six-month period ended June 30, 2001. The average amounts of interest-earning assets increased by approximately $226.98 million, or 77.38%, to $520.31 million in 2002 from $293.33 million in 2001, due in part to the acquisition of GSB Financial on March 30, 2001. Interest income on loans and investment securities increased by approximately $3.26 million and $1.99 million, respectively, to $9.21 million and $6.08 million from $5.96 million and $4.07 million in 2001.

         The average yield on interest-earning assets declined to 6.01% and 5.92%, respectively, for the three and six months ended June 30, 2002, from 7.09% and 7.17%, respectively, for the three and six months ended June 30, 2001. During the first six months of 2002, the average yield on the Company's loan portfolio was 7.07% compared to 8.05% during the first six months of 2001. We expect this trend to continue as homeowners refinance their existing mortgage loans at today's lower rates. The average yield on investment securities has declined as well, to 4.78% in 2002 from 6.43% in 2001 as securities with above market rates are either called by the issuer or mature, and are replaced by securities with lower yields.

Interest Expense. Total interest expense for the quarter ended June 30, 2002 decreased by $173,000, to $3.36 million from $3.53 million for the quarter ended June 30, 2001. The decrease is due to lower rates paid on interest-bearing liabilities, 3.02% in 2002 compared to 4.73% in 2001, offset by the overall increase of $146.13 million in the average amount of interest-bearing liabilities to $444.59 million in the 2002 quarter from $298.46 million in the 2001 quarter.

         Total interest expense for the six-month period ended June 30, 2002 increased by approximately $1.17 million, or 22.22%, to $6.41 million in the 2002 period from $5.24 million in the 2001 period. The increase was the result of the 102.72% growth in the average amount of interest-bearing liabilities, to $425.83 million in 2002 from $210.06 million in 2001. Deposits increased by 89.67% to $352.14 million in 2002 from $185.66 million in 2001 partly as a result of the acquisition of GSB Financial. Borrowings increased by 202.02% to $73.69 million in 2002 from $24.40 million in 2001 as a result of our strategy of employing excess capital to fund the growth of our business. The increase in total interest expense was partially offset by the decline in the average rates paid on interest-bearing liabilities to 3.01% during the 2002 period from 4.99% during the 2001 period.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended June 30, 2002, total non-interest income was $345,000, compared to $738,000 for the three months ended June 30, 2001. The decrease is primarily due to the decrease in gains on sales of investment securities.

         For the six months ended June 30, 2002, total non-interest income was $814,000, compared to $906,000 in the year ago period. Service fee income increased to $238,000 in 2002 from $131,000 in 2001 as a result of the growth in deposits at the bank. Investment securities gains declined to $323,000 from $483,000 and other non-interest income declined to $253,000 in 2002 from $292,000 in 2001.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2002 was $2.80 million and $5.20 million, respectively, compared to $2.33 million and $3.59 million, respectively for the same periods in 2001. The year to year increases are due primarily to increases in salaries and employee benefits and occupancy expenses resulting from the expansion of the business.

Provision for Income Tax. During the three and six-month periods ended June 30, 2002, the Company recorded income tax expense of $988,000 and $1.97 million, respectively, compared to income tax expense of $705,000 and $1.21 million, respectively, for the three and six-month periods ended June 30, 2001. The tax provisions for federal, state and local taxes recorded for 2002 and 2001 represent effective tax rates of 44.12% and 47.48%, respectively. The decrease in the effective rate is primarily due to the elimination of the non-deductible amortization expense of goodwill.

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


                                                                       Berkshire Bancorp Inc.
                                                           Interest Rate Sensitivity Gap at June 30, 2002
                                                             (in thousands, except for percentages)
                                           --------------------------------------------------------------------


                                              3 Months        3 Through     1 Through     Over
                                              or Less         12 Months      3 Years    3 Years      Total
                                              --------        ---------     ---------   -------      -----

Federal funds sold                         $   4,000      $      --      $      --    $      --    $    4,000
                                 (Rate)         1.75%            --             --           --          1.75%
                                           ---------      ---------      ---------    ---------    ----------
Interest bearing deposits
 in banks                                        257             --             --           --           257
                                 (Rate)         1.08%            --             --           --          1.08%
                                           ---------      ---------      ---------    ---------    ----------
Loans (1)(2)
Adjustable rate loans                         50,776         10,814          4,148        6,939        72,677
                                 (Rate)         6.27%          6.19%          7.93%        7.75%         6.49%
Fixed rate loans                                 150          2,322          8,956      180,843       192,271
                                 (Rate)         8.61%          7.22%          8.09%        7.13%         7.18%
                                           ---------      ---------      ---------    ---------    ----------
Total loans                                   50,926         13,136         13,104      187,782       264,948

Investments (3)(4)                            62,665          1,282         48,140      198,224       310,311
                                 (Rate)         2.29%          6.11%          3.80%        5.72%         4.73%
                                           ---------      ---------      ---------    ---------    ----------
Total rate-sensitive assets                  117,848         14,418         61,244      386,006       579,516
                                           ---------      ---------      ---------    ---------    ----------

Deposit accounts (5)
Savings and NOW                               68,858             --             --           --        68,858
                                 (Rate)         1.33%            --             --           --          1.33%
Money market                                  43,354             --             --           --        43,354
                                 (Rate)         1.52%            --             --           --          1.52%
Time Deposits                                125,874        153,410         11,052           92       290,428
                                 (Rate)         3.18%          3.11%          4.21%        3.63%         3.18%
                                           ---------      ---------      ---------    ---------    ----------
Total deposit accounts                       238,086        153,410         11,052           92       402,640
Repurchase agreements                         19,995         15,350             --           --        35,345
                                 (Rate)         1.78%          1.82             --           --          1.80%
Other borrowings                                 500             --             --       45,263        45,763
                                 (Rate)         6.09%            --             --         4.98%         4.99%
                                           ---------      ---------      ---------    ---------    ----------
Total rate-sensitive liabilities             258,581        168,760         11,052       45,355       483,748
                                           ---------      ---------      ---------    ---------    ----------

Interest rate caps                            20,000             --        (10,000)     (10,000)           --
Gap (repricing differences)                 (160,733)      (154,342)        60,192      350,651        95,768
                                           =========      =========      =========    =========    ==========
Cumulative Gap                              (160,733)      (315,075)      (254,883)      95,768
                                           =========      =========      =========    =========
Cumulative Gap to Total Rate
Sensitive Assets                              (27.74)%       (54.37)%       (43.98)%      16.53%
                                           =========      =========      =========    =========


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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as of June 30, 2002.

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

         At June 30, 2002 and 2001, the Company did not have any non accrual or non performing loans or loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $264.95 million from $232.77 million (including $134.1 million acquired in the merger with GSB Financial), the provision for the six months ended June 30, 2002 was increased to $2.10 million from $1.86 million (including $691,000 acquired in the merger with GSB Financial) in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):


                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                      ------------------------------    ----------------------------
                                                           2002           2001               2002          2001
                                                           ----           ----               ----          ----

Average loans outstanding                              $264,853       $218,213           $260,623      $148,102
                                                       ========       ========           ========      ========
Allowance at beginning of period                          2,058          1,128              2,030         1,108
Charge-offs:
 Commercial and other loans                                  75              9                 99             9
 Real estate loans                                           --             --                 --            --
                                                       --------       --------           --------      --------
  Total loans charged-off                                    75              9                 99             9
                                                       --------       --------           --------      --------
Recoveries:
 Commercial and other loans                                   5             13                  7            23
 Real estate loans                                           --             --                 --            --
                                                       --------       --------           --------      --------
  Total loans recovered                                       5             13                  7            23
                                                       --------       --------           --------      --------
  Net recoveries (charge-offs)                              (70)             4                (92)           14
                                                       --------       --------           --------      --------
Provision for loan losses
 charged to operating expenses                              107             37                157            47
Acquisition of GSB Financial Corp                            --            691                 --           691
                                                       --------       --------           --------      --------
Allowance at end of period                                2,095          1,860              2,095         1,860
                                                       --------       --------           --------      --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                               .03%           .00%               .04%          .09%
                                                       ========       ========           ========      ========
Allowance as a percent of total loans                       .79%           .80%               .79%          .80%
                                                       ========       ========           ========      ========
Total loans at end of period                           $264,948       $232,772           $264,948      $232,772
                                                       ========       ========           ========      ========


Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2002, the Company had total loans of $264.95 million and an allowance for loan losses of $2.10 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. For the three and six-month periods ended June 30, 2002, the Company sold approximately $498,000 and $1.05 million, respectively, of such loans and recorded in other income, gains of $110,000 and $128,000, respectively, on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                           June 30,             December 31,
                                                             2002                   2001
                                                     ---------------------  ---------------------
                                                             Amount                 Amount
                                                             ------                 ------
                                                                    (in thousands)

Commercial and professional loans                          $ 21,205               $ 19,130
Secured by real estate
  1-4 family                                                177,100                165,195
  Multi family                                                9,398                 11,186
  Non-residential (commercial)                               52,992                 51,893
Consumer                                                      4,253                  4,698
Other                                                            --                    140
                                                           --------               --------
Total loans                                                 264,948                252,233
Less: Allowance for loan losses                              (2,095)                (2,030)
                                                           --------               --------
Loans, net                                                 $262,853               $250,203
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

         At June 30, 2002 and 2001, the Company did not have any non-accrual or non performing loans or loans past due more than 90 days and still accruing interest.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of June 30, 2002 and December 31, 2001 (dollars in thousands):


                                                                                                      To be well
                                                                                                 capitalized under
                                                                               For capital          prompt corrective
                                                             Actual        adequacy purposes       action provisions
                                                             ------        -----------------       -----------------

                                                          Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                          ------     -----     ------    -----      ------     -----

June 30, 2002
Total Capital (to Risk-Weighted Assets)
  Company                                                 78,628     27.1%     23,233   >=8.0%          --    N/A

  Bank                                                    50,584     18.7      21,665   >=8.0%      27,052   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                 76,533     26.4%     11,616   >=4.0%          --    N/A

  Bank                                                    48,489     17.9      10,833   >=4.0%      16,249    >=6.0%

Tier I Capital (to Average Assets)
  Company                                                 76,533     14.2%     21,547   >=4.0%          --    N/A

  Bank                                                    48,489      8.7%     22,306   >=4.0%      27,882    >=5.0%




                                                                                                      To be well
                                                                                                 capitalized under
                                                                               For capital          prompt corrective
                                                             Actual        adequacy purposes       action provisions
                                                             ------        -----------------       -----------------

                                                          Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                          ------     -----     ------    -----      ------     -----

December 31, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                                $79,867     20.5%    $20,097   >=8.0%          --    N/A

  Bank                                                    48,110     20.4%     18,841   >=8.0%      23,551   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                 77,837     31.0%     10,048   >=4.0%          --    N/A

  Bank                                                    46,080     19.6%      9,421   >=4.0%      14,130    >=6.0%

Tier I Capital (to Average Assets)
  Company                                                 77,837     20.5%     15,194   >=4.0%          --    N/A

  Bank                                                    46,080      9.6%     19,190   >=4.0%      23,988    >=5.0%



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

         For the parent company, Berkshire Bancorp Inc. ("Berkshire"), liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At June 30, 2002, Berkshire had cash and cash equivalents of $9.01 million and investment securities available for sale of $5.51 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

         At June 30, 2002, the Company had outstanding commitments of approximately $30.49 million. These commitments include $9.66 million that mature or renew within one year, $10.70 million that mature or renew after one year and within three years, $29,000 that mature or renew after three years and within five years and $10.10 million that mature or renew after five years.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Stockholders was held on May 16, 2002.

         Each of the five individuals nominated to serve as directors of the Company was elected:


Director                                       Shares For                     Shares Withheld
--------                                       ----------                     ---------------
William L. Cohen                               2,171,520                              44,355
Thomas V. Guarino                              2,171,527                              44,348
Moses Marx                                     2,171,508                              44,367
Steven Rosenberg                               2,717,522                              44,353
Randolph B. Stockwell                          2,171,527                              44,348


Item 5.  Other Information

         Certification Reference

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits


         Exhibit
         Number            Description
         ------            -----------
         10.7              Amendment No. 1 to Employment Agreement, dated as of June 3,
                           2002, by and between The Berkshire Bank and David Lukens.

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



Date:  August 12, 2002                 By:   /s/ Steven Rosenberg
       ---------------                      --------------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                              Sequential
Number            Description                                                        Page Number
-------           -----------                                                        -----------
10.7              Amendment No. 1 to Employment Agreement,                               31
                  dated as of June 3, 2002, by and between The Berkshire Bank and David Lukens.


                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......................>=