Form 10-Q
period 2002-09-30
BERKSHIRE BANCORP INC /DE/
filed 2002-11-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002
                               ------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-13649

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    94-2563513
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


160 Broadway, New York, New York                              10038
----------------------------------------                ----------------
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

         As of November 8, 2002, there were 2,241,576 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                                 Page No.
                                                                                                 --------

         PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 2002 (unaudited) and
                  December 31, 2001                                                              4

                  Consolidated Statements of Income
                  For The Three and Nine Months Ended
                  September 30, 2002 and 2001 (unaudited)                                        5

                  Consolidated Statement of Stockholders'
                  Equity For The Nine Months Ended
                  September 30, 2002 (unaudited)                                                 6

                  Consolidated Statements of Cash Flows
                  For The Nine Months Ended September 30,
                  2002 and 2001 (unaudited)                                                      7

                  Notes to Consolidated Financial Statements                                     9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  15

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                              21

Item 4.           Controls and Procedures                                                        27

         PART II           OTHER INFORMATION

Item 5.           Other Information                                                              28

Item 6.           Exhibits and Reports on Form 8-K                                               28

Signature                                                                                        29

Certification of Principal Executive and Financial Officer                                       30

Index of Exhibits                                                                                31


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)


                                                     September 30,       December 31,
                                                         2002                2001
                                                     --------------------------------
ASSETS
Cash and due from banks                                   $  5,589           $  7,170
Interest bearing deposits                                      250                213
Federal funds sold                                           3,250              3,000
                                                          --------           --------
Total cash and cash equivalents                              9,089             10,383
Investment Securities:

 Available-for-sale                                        339,998            240,966
 Held-to-maturity                                              913              1,613
                                                          --------           --------
Total investment securities                                340,911            242,579
Loans, net of unearned income                              273,942            252,233
 Less: allowance for loan losses                            (2,217)            (2,030)
                                                          --------           --------
Net loans                                                  271,725            250,203
Accrued interest receivable                                  4,189              3,399
Premises and equipment, net                                  8,673              7,446
Other assets                                                 2,826              4,110
Goodwill, net of amortization of
 $2,300 in 2001                                             18,549             18,438
                                                          --------           --------
Total assets                                              $655,962           $536,558
                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

 Non-interest bearing                                     $ 32,311           $ 30,163
 Interest bearing                                          423,764            308,613
                                                          ---------          --------
Total deposits                                             456,075            338,776
Securities sold under agreements to repurchase              46,700             53,756
Long term borrowings                                        49,391             42,278
Accrued interest payable                                     3,204              2,406
Other liabilities                                            4,862              3,350
                                                          --------           --------
Total liabilities                                          560,232            440,566
                                                          --------           --------
Stockholders' equity
 Preferred stock - $.10 Par value:                              --                 --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
  Outstanding --
   September 30, 2002, 2,244,676 shares
   December 31, 2001,  2,379,990 shares                        256                256
Additional paid-in capital                                  89,869             89,914
Retained earnings                                           14,824             11,053
Accumulated other comprehensive
 loss, net                                                    (137)              (281)
Less: Common stock in treasury - at cost:
 September 30, 2002, 321,419 shares
 December 31, 2001,  186,105 shares                         (9,082)            (4,950)
                                                          --------           --------
Total stockholders' equity                                  95,730             95,992
                                                          --------           --------
                                                          $655,962           $536,558
                                                          ========           ========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)


                                                              For The                      For The
                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                       ----------------------        ---------------------
                                                        2002            2001          2002           2001
                                                       ------          ------        -------       -------
INTEREST INCOME
Loans                                                  $4,730          $4,600        $13,943       $10,558
Investment securities                                   3,740           2,490          9,815         6,576
Federal funds sold and
 interest bearing deposits                                 25              96             71           569
                                                       ------          ------        -------       -------
Total interest income                                   8,495           7,186         23,829        17,703
                                                       ------          ------        -------       -------
INTEREST EXPENSE
Deposits                                                2,762           2,970          7,753         7,538
Borrowings                                                802             465          2,140         1,140
                                                       ------          ------        -------       -------
Total interest expense                                  3,564           3,435          9,893         8,678
                                                       ------          ------        -------       -------
Net interest income                                     4,931           3,751         13,936         9,025
PROVISION FOR LOAN LOSSES                                 200             115            357           162
                                                       ------          ------        -------       -------
Net interest income after
 provision for loan losses                              4,731           3,636         13,579         8,863
                                                       ------          ------        -------       -------
NON-INTEREST INCOME
Service charges on deposits                               112              84            350           215
Investment securities gains                               681              12          1,070           495
Other income                                                5              90            192           382
                                                       ------          ------        -------       -------
Total non-interest income                                 798             186          1,612         1,092
                                                       ------          ------        -------       -------
NON-INTEREST EXPENSE
Salaries and employee benefits                          1,269           1,238          3,869         2,936
Net occupancy expense                                     501             323          1,244           794
Equipment expense                                          76              51            209           147
FDIC assessment                                            17              13             47            27
Data processing expense                                   108              37            164           104
Amortization of goodwill                                   --             257             --           678
Other                                                     927             545          2,566         1,371
                                                       ------          ------        -------       -------
Total non-interest expense                              2,898           2,464          8,099         6,057
                                                       ------          ------        -------       -------
Income before provision for taxes                       2,631           1,358          7,092         3,898
Provision for income taxes                              1,118             714          3,086         1,920
                                                       ------          ------        -------       -------
Net income                                             $1,513          $  644        $ 4,006       $ 1,978
                                                       ======          ======        =======       =======
Net income per share:
 Basic                                                 $  .67          $  .26        $  1.73       $   .86
                                                       ======          ======        =======       =======
 Diluted                                               $  .67          $  .26        $  1.73       $   .86
                                                       ======          ======        =======       =======



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 2002
                                 (In Thousands)

                                                                 Accumulated
                                             Stock  Additional     other        Accum-                               Total
                                     Common   Par    paid-in    comprehensive   ulated   Treasury  Comprehensive stockholders'
                                     Shares  value   capital     (loss), net   earnings   stock        income        equity
                                     ------  -----  ---------   -------------  --------  -------      --------       ------
Balance at December 31, 2001          2,566   $256   $89,914      $  (281)     $ 11,053  $(4,950)                    $95,992

Net income                                                                        4,006                 4,006          4,006

Acquisition of treasury shares                                                            (4,258)                     (4,258)
Treasury shares issued for
 options exercised                                       (45)                                126                          81
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                            144                                 144            144
                                                                                                      -------
Comprehensive income                                                                                  $ 4,150
                                                                                                      =======

Cash dividends                                                                     (235)                                (235)
                                      -----   ----   -------      -------      --------  -------                     -------

Balance at September 30, 2002         2,566   $256   $89,869      $  (137)     $ 14,824  $(9,082)                    $95,730
(Unaudited)                                   ====   =======      =======      ========  =======                     =======

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                      For The Nine Months Ended
                                                             September 30,
                                                   -------------------------------
                                                         2002               2001
                                                         ----               ----
  Cash flows from operating activities:

Net income                                         $     4,006          $   1,978
Adjustments to reconcile net income to net
 cash provided by operating activities:
Realized gain on investment securities                  (1,070)              (495)
Depreciation and amortization                              280                842
Provision for loan losses                                  357                162
 Increase in accrued interest receivable                  (790)              (190)
 Decrease in other assets                                1,172                805
 Increase (decrease) in accrued interest
  payable and other liabilities                          2,310               (168)
                                                   -----------          ---------
 Net cash provided by operating activities               6,265              2,934
                                                   -----------          ---------
  Cash flows from investing activities:
Cash paid for business acquired                             --            (20,222)
Cash of entity acquired                                     --              6,047
Investment securities available for sale
 Purchases                                          (1,048,313)          (227,872)
 Sales                                                 950,496            202,901
Investment securities held to maturity
 Purchases                                                  --           (142,430)
 Sales                                                     700            162,023
Net increase in loans                                  (21,879)           (31,574)
Acquisition of premises and equipment                   (1,507)            (3,907)
                                                   -----------          ---------
Net cash used in investing activities                 (120,503)           (55,034)
                                                   -----------          ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                           2002              2001
                                                           ----              ----
  Cash flows from financing activities:

Net increase in non interest bearing deposits              2,148            13,339
Net increase in interest bearing deposits                115,151            33,983
Decrease in securities sold under agreements
 to repurchase                                            (7,056)          (13,691)
Issuance (repayment) of long term debt                     7,113            (2,000)
Acquisition of treasury stock                             (4,258)           (3,769)
Proceeds from exercise of common stock options                81                90
Dividends paid                                              (235)             (258)
                                                       ---------          --------
Net cash provided by financing activities                112,944            27,694
                                                       ---------          --------
  Net (decrease) in cash                                  (1,294)          (24,406)
  Cash - beginning of period                              10,383            36,367
                                                       ---------          --------
  Cash - end of period                                  $  9,089          $ 11,961
                                                       =========          ========
Supplemental cash flow information:
  Cash used to pay interest                             $  9,095          $  7,905
  Cash used to pay taxes                                $  3,876          $  1,366

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

NOTE 1. General

         Berkshire Bancorp Inc. ("Berkshire", the "Company" or "we" and similar pronouns), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2002 and December 31, 2001 and the consolidated results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and its consolidated stockholders' equity for the nine month period ended September 30, 2002, and its consolidated cash flows for the nine month periods ended September 30, 2002 and 2001.

NOTE 2. Acquisitions

         GSB Financial Corporation/Goshen Savings Bank. On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, The Berkshire Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial Corporation ("GSB Financial"). Under the terms of the merger, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million. This transaction was accounted for under the purchase method of accounting and accordingly, the results of GSB Financial's operations have been included in the Company's balances commencing April 1, 2001. The acquisition resulted in the recording of approximately $7.5 million of goodwill, which, through December 31, 2001, has been amortized on a straight-line basis over 15 years. (See Note 8.)

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

                                                                       For The Three Months Ended
                                         -----------------------------------------------------------------------------------
                                                     September 30, 2002                          September 30, 2001
                                         -------------------------------------      ----------------------------------------
                                                                          Per                                          Per
                                             Income           Shares     share         Income           Shares        share
                                          (numerator)     (denominator)  amount      (numerator)     (denominator)    amount
                                          -----------     -------------  ------      -----------    -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                      $  1,513           2,252     $  .67        $    644           2,445        $  .26
Effect of dilutive securities
 Options                                         --              14        .--              --              10           .--
                                           --------          ------     ------        --------         -------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                      $  1,513           2,266     $  .67        $    644           2,455        $  .26
                                           ========          ======     ======        ========         =======        ======

         Options to purchase 45,375 shares of common stock for $31.75 to $38.00 per share and 119,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the three month periods ended September 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                                        For The Nine Months Ended
                                          ------------------------------------------------------------------------------------
                                                     September 30, 2002                            September 30, 2001
                                          -----------------------------------------   ----------------------------------------
                                                                            Per                                          Per
                                             Income           Shares       share         Income           Shares        share
                                          (numerator)     (denominator)    amount      (numerator)     (denominator)    amount
                                          -----------     -------------    ------      -----------    -------------     ------
                                                                 (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                       $  4,006           2,309       $ 1.73       $  1,978           2,301        $  .86
Effect of dilutive securities
 Options                                          --              10          .--             --              11           .--
                                            --------         -------       ------       --------         -------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                       $  4,006           2,319       $ 1.73       $  1,978           2,312        $  .86
                                            ========         =======       ======       ========         =======        ======

         Options to purchase 45,375 shares of common stock for $31.75 to $38.00 per share and 119,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the nine month periods ended September 30, 2002 and 2001, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2002 and December 31, 2001:

                                                                    September 30, 2002
                                          ----------------------------------------------------------------------
                                                                Gross              Gross
                                          Amortized          unrealized          unrealized            Fair
                                             Cost               gains              losses              value
                                          ---------       --------------      ----------------      ------------
                                                                     (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                   $   913             $     2             $    (1)          $    914
                                           -------             -------             -------           --------
 Totals                                    $   913             $     2             $    (1)          $    914
                                           =======             =======             =======           ========

                                                                    December 31, 2001
                                          ----------------------------------------------------------------------
                                                                Gross              Gross
                                          Amortized          unrealized          unrealized            Fair
                                             Cost               gains              losses              value
                                          ---------       --------------      ----------------      ------------
                                                                     (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                  $ 1,613              $     8             $   (23)          $  1,598
                                           -------             -------             -------           --------
 Totals                                   $ 1,613              $     8             $   (23)          $  1,598
                                          =======              =======             =======           ========

                                                                    September 30, 2001
                                          ----------------------------------------------------------------------
                                                                Gross              Gross
                                          Amortized          unrealized          unrealized            Fair
                                             Cost               gains              losses              value
                                          ---------       --------------      ----------------      ------------
                                                                     (In thousands)
Available-For-Sale
Investment Securities

U.S. Treasury and Notes                   $ 15,000            $   301            $    --             $ 15,301
U.S. Government Agencies                   293,333              1,458             (1,225)             293,566
Mortgage-backed securities                   6,318                 10                 --                6,328
Corporate notes                             16,107                 --                (17)              16,090
Marketable equity
 securities and other                        9,470                231               (988)               8,713
                                          --------            -------            -------             --------
 Totals                                   $340,228            $ 2,000            $(2,230)            $339,998
                                          ========            =======            =======             ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. - (continued)

                                                                    December 31, 2001
                                          ----------------------------------------------------------------------
                                                                Gross              Gross
                                          Amortized          unrealized          unrealized            Fair
                                             Cost               gains              losses              value
                                          ---------        --------------      ---------------      ------------
                                                                     (In thousands)

Available-For-Sale
Investment securities

U.S. Treasury and Notes                    $ 30,012            $    34            $    (8)          $ 30,038
U.S. Government Agencies                    170,610                589             (1,043)           170,156
Mortgage-backed securities                    2,493                  6                 --              2,499
Corporate Notes                                 751                  1               (113)               639
Marketable equity
 securities and other                        37,547                 87                 --             37,634
                                           --------            -------            -------           --------
 Totals                                    $241,413            $   717            $(1,164)          $240,966
                                           ========            =======            =======           ========


NOTE 5. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                     September 30, 2002                  December 31, 2001
                                                 ----------------------------      ---------------------------
                                                                      % of                           % of
                                                        Amount        Total            Amount        Total
                                                        ------        -----            ------        -----
                                                                     (Dollars in thousands)
Commercial and professional loans                     $ 17,140          6.3%         $ 19,130          7.6%
Secured by real estate
  1-4 family                                           185,132         67.6           165,195         65.5
  Multi family                                           9,145          3.3            11,186          4.4
  Non-residential (commercial)                          58,979         21.5            51,893         20.6
Consumer                                                 2,809          1.0             4,689          1.8
Other                                                      737          0.3               140          0.1
                                                      --------        -----          --------        -----
Total loans                                            273,942        100.0%          252,233        100.0%
                                                                      =====                          =====
Less: Allowance for loan losses                         (2,217)                        (2,030)
                                                      --------                       --------
Loans, net                                            $271,725                       $250,203
                                                      ========                       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:


                                   September 30, 2002             December 31, 2001
                                   ------------------             -----------------
                                  Average     Average           Average     Average
                                  Amount      Yield              Amount     Yield
                                  ------      -----              ------     -----
                                                (Dollars in thousands)

Demand deposits                  $ 30,287       --          $ 21,857         --
NOW and money market               47,827     2.05%           51,026       2.64%
Savings deposits                   52,246     1.52            34,168       2.69
Time deposits                     262,304     3.34           155,079       5.07
                                 --------     ----          --------       ----
Total deposits                   $392,664     2.68%         $262,130       3.89%
                                 ========     ====          ========       ====

NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                      For The Nine Months Ended
                            ---------------------------------------------------------------------------
                                       September 30, 2002                  September 30, 2001
                            ------------------------------------  -------------------------------------
                                            Tax                                  Tax
                            Before tax   (expense)    Net of tax  Before tax   (expense)   Net of tax
                              amount      benefit       Amount     amount       benefit     amount
                              ------       ------        ----      ------       ------      ------
                                                           (In thousands)

Unrealized gains on
investment securities:
 Unrealized holding           $1,310       $(524)        $786      $2,082       $(833)      $1,249
 gains arising
 during period
  Less reclassification        1,070        (428)         642         495        (198)         297
  adjustment for gains        ------       ------        ----      ------       ------      ------
  realized in net income
Other comprehensive           $  240       $ (96)        $144      $1,587       $(635)      $  952
 income, net                  ======       =====         ====      ======       =====       ======



                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 8. New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, except for transactions between mutual enterprises. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The provisions of the SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Management does not anticipate the adoption of SFAS No. 147 to have a material impact on the Company's financial position or results of operations.

Goodwill. Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") was adopted on January 1, 2002. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002. Therefore, acquired goodwill is no longer amortized. The Company has completed the transitional impairment testing and did not identify any impairment on its outstanding goodwill.

         The following table presents a reconciliation of net income and earnings- per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of Statement of Financial Accounting Standard No. 142.


                                                          For The Three Months Ended
                                                                 September 30,
                                                          --------------------------
                                                            2002             2001
                                                            ----             ----
                                                    (In thousands, except per share amounts)

Reported net income                                       $1,513            $644
Add back: goodwill amortization                               --             257
                                                          ------            ----
Adjusted net income                                       $1,513            $901
                                                          ======            ====

  Basic earnings per share:
Reported basic earnings per share                         $  .67            $.26
Goodwill amortization                                         --             .11
                                                          ------            ----
Adjusted basic earnings per share                         $  .67            $.37
                                                          ======            ====

  Diluted earnings per share:
Reported diluted earnings per share                       $  .67            $.26
Goodwill amortization                                         --             .11
                                                          ------            ----
Adjusted diluted earnings per share                       $  .67            $.37
                                                          ======            ====


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 8. - (continued)


                                                       For The Nine Months Ended
                                                             September 30,
                                                      ----------------------------
                                                         2002              2001
                                                         ----              ----
                                                 (In thousands, except per share amounts)

Reported net income                                     $4,006            $1,978
Add back: goodwill amortization                                              678
                                                        ------            ------
Adjusted net income                                     $4,006            $2,656
                                                        ======            ======

  Basic earnings per share:
Reported basic earnings per share                       $1.73             $ .86
Goodwill amortization                                                       .29
                                                        ------            ------
Adjusted basic earnings per share                       $1.73             $1.15
                                                        ======            ======

  Diluted earnings per share:
Reported diluted earnings per share                     $1.73             $ .86
Goodwill amortization                                                       .29
                                                        ------            ------
Adjusted diluted earnings per share                     $1.73             $1.15
                                                        ======            ======

NOTE 9. Subsequent Events

         On November 7, 2002, Berkshire sold its 24.9% interest in a merchant credit card processing company for $285,000. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since the purchase of this investment in December 1999. In addition, the Bank had loans outstanding to this company, which are being repaid as a result of this transaction. The purchase price to Berkshire and the amounts owed to the Bank are being paid in the form of a note to be held by the Bank.

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


                                                         For The Three Months Ended September 30,
                                      ---------------------------------------------------------------------------
                                                     2002                                    2001
                                      -----------------------------------     -----------------------------------
                                                  Interest                                Interest
                                      Average       and         Average       Average       and         Average
                                      Balance     Dividends    Yield/Rate     Balance     Dividends    Yield/Rate
                                      -------     ---------    ----------     -------     ---------    ----------
                                                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                             $269,938       $4,730          7.01%    $240,361       $4,600          7.66%
Investment securities                  333,326        3,740          4.49      163,847        2,490          6.08
Other (2)(5)                             5,453           25          1.83       10,932           96          3.51
                                      --------       ------          ----     --------       ------          ----
Total interest-earning assets          608,717        8,495          5.58      415,140        7,186          6.92
                                                                     ----                                    ----
Noninterest-earning assets              35,844                                  37,309
                                      --------                                --------
Total Assets                          $644,561                                $452,449
                                      ========                                ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits              119,932          431          1.44%     106,490          772          2.90%
Time deposits                          299,609        2,331          3.11      179,812        2,198          4.90
Other borrowings                        89,423          802          3.59       36,971          465          5.03
                                      --------       ------          ----     --------       ------          ----
Total interest-bearing
 liabilities                           508,964        3,564          2.80      323,273        3,435          4.25
                                                     ------          ----                    ------          ----

Demand deposits                         32,060                                  26,369
Noninterest-bearing liabilities          7,965                                   5,347
Stockholders' equity (5)                95,572                                  97,460
                                      --------                                --------

Total liabilities and
 stockholders' equity                  644,561                                 452,449
                                      ========                                ========

Net interest income                                   4,931                                   3,751
                                                     ======                                  ======

Interest-rate spread (3)                                             2.78%                                   2.67%
                                                                     ====                                    ====

Net interest margin (4)                                              3.24%                                   3.61%
                                                                     ====                                    ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                      1.20                                    1.28
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                         For The Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------
                                                     2002                                    2001
                                      -----------------------------------     -----------------------------------
                                                  Interest                                Interest
                                      Average       and         Average       Average       and         Average
                                      Balance     Dividends    Yield/Rate     Balance     Dividends    Yield/Rate
                                      -------     ---------    ----------     -------     ---------    ----------
                                                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                             $263,756      $13,943          7.05%    $178,340      $10,558          7.89%
Investment securities                  280,756        9,815          4.66      129,617        6,576          6.76
Other (2)(5)                             5,671           71          1.67       15,938          569          4.76
                                      --------      -------          ----     --------      -------          ----
Total interest-earning assets          550,183       23,829          5.77      323,895       17,703          7.29
                                                                     ----                                    ----
Noninterest-earning assets              36,460                                  41,500
                                      --------                                --------
Total Assets                          $586,643                                $365,395
                                      ========                                ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits              112,538        1,192          1.41%      76,845        1,730          3.00%
Time deposits                          262,304        6,561          3.34      142,441        5,808          5.44
Other borrowings                        78,992        2,140          3.61       28,501        1,140          5.33
                                      --------      -------          ----     --------      -------          ----
Total interest-bearing
 liabilities                           453,834        9,893          2.91      247,787        8,678          4.67
                                                    -------          ----                   -------          ----
Demand deposits                         30,287                                  19,998
Noninterest-bearing liabilities          7,194                                   4,271
Stockholders' equity (5)                95,328                                  93,339
                                      --------                                --------

Total liabilities and
 stockholders' equity                  586,643                                 365,395
                                      ========                                ========

Net interest income                                  13,936                                   9,025
                                                    =======                                 =======

Interest-rate spread (3)                                             2.86%                                   2.62%
                                                                     ====                                    ====

Net interest margin (4)                                              3.38%                                   3.72%
                                                                     ====                                    ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                      1.21                                    1.31
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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001.

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

Net Income. Net income for the three-month period ended September 30, 2002 was $1.51 million, or $.67 per share, as compared to $644,000, or $.26 per share, for the three-month period ended September 30, 2001. Net income for the nine-month period ended September 30, 2002 was $4.01 million, or $1.73 per share, as compared to $1.98 million, or $.86 per, for the nine-month period ended September 30, 2001.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, thereby eliminating annual goodwill amortization expense of approximately $1.0 million. Had SFAS No. 142 been in effect on January 1, 2001, net income for the three and nine months ended September 30, 2001 would have been $901,000 and $2.66 million, or $.37 per share and $1.15 per share, respectively. (See Note 8.)

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the risks inherent in the banking business. Interest rates, as measured by the prime rate, stabilized at 4.75% throughout the first nine months of 2002. During 2001, in contrast, the prime rate declined from 9.00% at the beginning of the year to 4.75% at years' end.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

         For the quarter ended September 30, 2002, net interest income increased by approximately $1.18 million, or 31.46%, to $4.93 million from $3.75 million for the quarter ended September 30, 2001. The quarter over quarter increase in net interest income was the result of the growth in average interest-earning assets of $193.58 million, partially offset by the growth in average interest-bearing liabilities of $185.69 million, and the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets fell to 5.58% from 6.92%, a decline of 134 basis points, or 19.36%, however, the average cost of interest-bearing liabilities fell to 2.80% from 4.25%, a decline of 145 basis points, or 34.12% The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, improved by 11 basis points to 2.78% from 2.67%

         For the nine-month period ended September 30, 2002, net interest income increased by approximately $4.91 million, or 54.42%, to $13.94 million from $9.03 million for the nine-month period ended September 30, 2001. The period over period increase in net interest income was the result of the growth in average interest-earning assets of $226.29 million, partially offset by the growth in average interest-bearing liabilities of $206.05 million, due in part to the inclusion of the assets and liabilities of GSB Financial as of April 1, 2001, and the difference between the yield on assets compared to the cost of liabilities. In the 2002 period, the average yield on interest-earning assets fell to 5.77% from 7.29% in 2001, a decline of 152 basis points, or 20.85%, however, the average cost of interest-bearing liabilities fell to 2.91% from 4.67%, a decline of 176 basis points, or 37.69% The interest-rate spread improved by 24 basis points to 2.86% in 2002 from 2.62% in 2001.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 3.24% in the third fiscal quarter of 2002 from 3.61% in the third fiscal quarter of 2001, and declined to 3.38% in the nine-month period of 2002 from 3.72% in the nine-month period of 2001.

         The Company strategically uses the prevailing interest rate environment to secure deposits and to borrow funds at what we believe to be attractive rates, and to invest such funds in loans and investment securities. The average amounts of loans and investment securities increased by $29.58 million and $169.48 million, respectively, to $269.94 million and $333.33 million, respectively, in the quarter ended September 30, 2002, from $240.36 million and $163.85 million, respectively, in the year ago quarter. Time deposits and borrowings increased by approximately $119.80 million and $52.45 million, respectively, during the 2002 quarter to $299.61 million and $89.42 million, respectively, from $179.81 million and $36.97 million, respectively, during the 2001 quarter.

Interest Income. Total interest income for the quarter ended September 30, 2002 increased by approximately $1.31 million, or 18.22%, to $8.50 million from $7.19 million for the quarter ended September 30, 2001. The increase was the result of a $193.58 million increase in average interest-earning assets to $608.72 million for the 2002 quarter from $415.14 million for the 2001 quarter. Loans and investment securities increased by 12.31% and 103.44%, respectively, and contributed $4.73 million and $3.74 million, respectively, to interest income.

         Total interest income for the nine-month period ended September 30, 2002 increased by approximately $6.13 million, or 34.60%, to $23.83 million from $17.70 million for the nine-month period ended September 30, 2001. The average amounts of interest-earning assets increased by approximately $226.29 million, or 69.86%, to $550.18 million in 2002 from $323.90 million in 2001, due in part to the acquisition of GSB Financial on March 30, 2001. Interest income on loans and investment securities increased by approximately $3.39 million and $3.24 million, respectively, to $13.94 million and $9.82 million from $10.56 million and $6.58 million in 2001.

         The average yield on interest-earning assets declined to 5.58% and 5.77%, respectively, for the three and nine months ended September 30, 2002, from 6.92% and 7.29%, respectively, for the three and nine months ended September 30, 2001. During the first nine months of 2002, the average yield on the Company's loan portfolio was 7.05% compared to 7.89% during the first nine months of 2001. We expect this trend may continue as homeowners refinance their existing mortgage loans, commercial loans at higher rates are paid off and/or renewed, and new loans are made, all at today's lower rates. The average yield on investment securities has declined as well, to 4.66% in 2002 from 6.76% in 2001 as securities with above market rates are either called by the issuer or mature, and are replaced by securities with lower yields.

Interest Expense. Total interest expense for the quarter ended September 30, 2002 increased by $129,000, to $3.56 million from $3.44 million for the quarter ended September 30, 2001. The increase is due to the overall increase of $185.69 million in the average amount of interest-bearing liabilities to $508.96 million in the 2002 quarter from $323.27 million in the 2001 quarter.

         Total interest expense for the nine-month period ended September 30, 2002 increased by approximately $1.22 million, or 14.00%, to $9.89 million in the 2002 period from $8.68 million in the 2001 period. The increase was the result of the 83.15% growth in the average amount of interest-bearing liabilities, to $453.83 million in 2002 from $247.78 million in 2001. Interest bearing deposits and time deposits increased by 70.94% to $374.84 million in 2002 from $219.29 million in 2001 partly as a result of the acquisition of GSB Financial. Borrowings increased by 177.16% to $78.99 million in 2002 from $28.50 million in 2001 as a result of our strategy of employing excess capital to fund the growth of our business. The increase in total interest expense was partially offset by the decline in the average rates paid on interest-bearing liabilities to 2.91% during the 2002 period from 4.67% during the 2001 period.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of investment securities and service fee income. For the three months ended September 30, 2002, total non-interest income was $798,000, compared to $186,000 for the three months ended September 30, 2001. The increase is primarily due to the increase in gains on sales of investment securities of $681,000.

         For the nine months ended September 30, 2002, total non-interest income was $1.61 million, compared to $1.09 million in the year ago period. Service fee income increased to $350,000 in 2002 from $215,000 in 2001 as a result of the growth in deposits at the bank. Investment securities gains increased to $1.07 million in 2002 from $495,000 in 2001, and other non-interest income declined to $192,000 in 2002 from $382,000 in 2001.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2002 was $2.99 million and $8.10 million, respectively, compared to $2.46 million and $6.06 million, respectively for the same periods in 2001. The year to year increases are due primarily to increases in salaries and employee benefits and net occupancy expenses resulting from the expansion of the business.

Provision for Income Tax. During the three and nine-month periods ended September 30, 2002, the Company recorded income tax expense of $1.12 million and $3.09 million, respectively, compared to income tax expense of $714,000 and $1.92 million, respectively, for the three and nine-month periods ended September 30, 2001. The tax provisions for federal, state and local taxes recorded for 2002 and 2001 represent effective tax rates of 43.51% and 49.26%, respectively. The decrease in the effective rate is primarily due to the elimination of the non-deductible amortization expense of goodwill.

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


                                                          Berkshire Bancorp Inc.
                                          Interest Rate Sensitivity Gap at September 30, 2002
                                                   (in thousands, except for percentages)
                                           --------------------------------------------------

                                              3 Months            3 Through          1 Through
                                              or Less             12 Months           3 Years
                                              --------            ---------          ---------
Federal funds sold                         $   3,250          $      --           $      --
                                 (Rate)         1.75%                --                  --
                                           ---------          ---------           ---------
Interest bearing deposits
 in banks                                        250                 --                  --
                                 (Rate)         1.09%                --                  --
                                           ---------          ---------           ---------
Loans (1)(2)
Adjustable rate loans                         41,585             13,867               6,765
                                 (Rate)         5.85%              5.75%               7.58%
Fixed rate loans                               2,209              1,686               7,943
                                 (Rate)         8.25%              7.94%               7.58%
                                           ---------          ---------           ---------
Total loans                                   43,794             15,553              14,708

Investments (3)(4)                            32,943             38,109              92,451
                                 (Rate)         2.17%              4.12%               4.49%
                                           ---------          ---------           ---------
Total rate-sensitive assets                   80,237             53,662             107,159
                                           ---------          ---------           ---------

Deposit accounts (5)
Savings and NOW                               79,006                 --                  --
                                 (Rate)         1.53%                --                  --
Money market                                  44,035                 --                  --
                                 (Rate)         1.38%                --                  --
Time Deposits                                107,390            180,771              12,489
                                 (Rate)         2.83%              3.00%               3.02%
                                           ---------          ---------           ---------
Total deposit accounts                       230,431            180,771              12,489
Repurchase agreements                         34,717             11,983                  --
                                 (Rate)         1.91%              1.88%                 --
Other borrowings                                 500                 --               1,000
                                 (Rate)         6.09%                --                5.90%
                                           ---------          ---------           ---------
Total rate-sensitive liabilities             265,648            192,754              13,489
                                           ---------          ---------           ---------

Interest rate caps                            20,000                 --             (10,000)
Gap (repricing differences)                 (205,411)          (139,092)            103,670
                                           =========          =========           =========
Cumulative Gap                              (205,411)          (344,503)           (240,833)
                                           =========          =========           =========
Cumulative Gap to Total Rate
Sensitive Assets                              (33.36)%           (55.94)%            (39.11)%
                                           =========          =========           =========


                                                          Berkshire Bancorp Inc.
                                          Interest Rate Sensitivity Gap at September 30, 2002
                                                   (in thousands, except for percentages)
                                           --------------------------------------------------

                                                        Over
                                                      3 Years             Total
                                                      -------             -----
Federal funds sold                                $      --           $    3,250
                                 (Rate)                  --                 1.75%
                                                  ---------           ----------
Interest bearing deposits
 in banks                                                --                  250
                                 (Rate)                  --                 1.09%
                                                  ---------           ----------
Loans (1)(2)
Adjustable rate loans                                 7,807               70,024
                                 (Rate)                7.49%                6.18%
Fixed rate loans                                    192,080              203,918
                                 (Rate)                7.07%                7.11%
                                                  ---------           ----------
Total loans                                         199,887              273,942

Investments (3)(4)                                  174,861              338,364
                                 (Rate)                5.25%                4.62%
                                                  ---------           ----------
Total rate-sensitive assets                         374,748              615,806
                                                  ---------           ----------

Deposit accounts (5)
Savings and NOW                                          --               79,006
                                 (Rate)                  --                 1.53%
Money market                                             --               44,035
                                 (Rate)                  --                 1.38%
Time Deposits                                            73              300,723
                                 (Rate)                3.54%                2.94%
                                                  ---------           ----------
Total deposit accounts                                   73              423,764
Repurchase agreements                                    --               46,700
                                 (Rate)                  --                 1.90%
Other borrowings                                     47,891               49,391
                                 (Rate)                4.87%                4.90%
                                                  ---------           ----------
Total rate-sensitive liabilities                     47,964              519,855
                                                  ---------           ----------

Interest rate caps                                  (10,000)                  --
Gap (repricing differences)                         336,784               95,951
                                                  =========           ==========
Cumulative Gap                                       95,951
                                                  =========
Cumulative Gap to Total Rate
Sensitive Assets                                      15.58%
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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. For the nine month-periods ended September 30, 2002 and 2001, the Company charged-off loans amounting to $181,000 and $21,000, respectively.

         Loans on the loan watch list may also be impaired loans, which are defined as nonaccrual loans or troubled debt restructurings, which are not in compliance with their restructured terms. Each of the classified loans on the loan watch list is individually analyzed to determine the level of the potential loss in the loan under the current circumstances. The specific reserve established for these loans is based on analysis of the loan's performance, the related collateral value, cash flow considerations and the financial capability of any guarantor. The allowance for loan watch list classified loans is equal to the total amount of potential unconfirmed losses for the individual classified loans on the watch list. Loan watch list loans are managed and monitored by assigned Senior Management.

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

         The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions, such as economic conditions in one or more of the Bank's market areas, which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly.

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

         At September 30, 2002, the Company had $311,000 of non-performing loans consisting of $249,000 of non-accrual loans and $62,000 of accruing loans delinquent more than 90 days. At September 30, 2001 the Company did not have any non accrual or non performing loans or any loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $273.94 million (including $134.1 million acquired in the merger with GSB Financial) from $239.98 million, the provision for the nine months ended September 30, 2002 was increased to $2.22 million (including $691,000 acquired in the merger with GSB Financial) from $1.97 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      ------------------------------    ----------------------------
                                                         2002           2001               2002            2001
                                                         ----           ----               ----            ----
Average loans outstanding                              $269,938       $240,361           $263,756        $178,340
                                                       ========       ========           ========        ========
Allowance at beginning of period                          2,095          1,860              2,030           1,108
Charge-offs:

 Commercial and other loans                                  82             12                181              21
 Real estate loans                                           --             --                 --              --
                                                       --------       --------           --------        --------
  Total loans charged-off                                    82             12                181              21
                                                       --------       --------           --------        --------
Recoveries:

 Commercial and other loans                                   4             11                 11              34
 Real estate loans                                           --             --                 --              --
                                                       --------       --------           --------        --------
  Total loans recovered                                       4             11                 11              34
                                                       --------       --------           --------        --------
  Net (charge-offs) recoveries                              (78)            (1)              (170)             13
                                                       --------       --------           --------        --------
Provision for loan losses
 charged to operating expenses                              200            115                357             162
Acquisition of GSB Financial Corp                            --             --                 --             691
                                                       --------       --------           --------        --------
Allowance at end of period                                2,217          1,974              2,217           1,974
                                                       --------       --------           --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                               .00%           .00%              (.06)%           .01%
                                                       ========       ========           ========        ========
Allowance as a percent of total loans                       .81%           .82%               .81%            .82%
                                                       ========       ========           ========        ========
Total loans at end of period                           $273,942       $241,957           $273,942        $241,957
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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                            September 30,             December 31,
                                                                2002                      2001
                                                        ---------------------     --------------------
                                                               Amount                    Amount
                                                               ------                    ------
                                                                       (in thousands)

Commercial and professional loans                            $ 17,140                  $ 19,130
Secured by real estate
  1-4 family                                                  185,132                   165,195
  Multi family                                                  9,145                    11,186
  Non-residential (commercial)                                 58,979                    51,893
Consumer                                                        2,809                     4,698
Other                                                             737                       140
                                                             --------                  --------
Total loans                                                   273,942                   252,233
Less:
 Allowance for loan losses                                     (2,217)                   (2,030)
                                                             --------                  --------
Loans, net                                                   $271,725                  $250,203
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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

         The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2002 and December 31, 2001 (dollars in thousands):

                                                                                                     To be well
                                                                                                 capitalized under
                                                                              For capital        prompt corrective
                                                            Actual         adequacy purposes     action provisions
                                                       ----------------    -----------------     ----------------

                                                       Amount     Ratio     Amount    Ratio      Amount    Ratio
                                                       ------     -----     ------    -----      ------    -----
September 30, 2002

Total Capital (to Risk-Weighted Assets)
  Company                                              79,535     29.0%     21,909   >=8.0%          --    N/A
  Bank                                                 52,104     20.5%     20,345   >=8.0%      25,431   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                              77,318     28.2%     10,955   >=4.0%          --    N/A
  Bank                                                 49,887     19.6%     10,172   >=4.0%      15,258    >=6.0%
Tier I Capital (to Average Assets)
  Company                                              77,318     12.0%     25,782   >=4.0%          --    N/A
  Bank                                                 49,887      8.0%     24,991   >=4.0%      31,239    >=5.0%



                                                                                                     To be well
                                                                                                 capitalized under
                                                                              For capital        prompt corrective
                                                            Actual         adequacy purposes     action provisions
                                                       ----------------    -----------------     ----------------

                                                       Amount     Ratio     Amount    Ratio      Amount    Ratio
                                                       ------     -----     ------    -----      ------    -----
December 31, 2001

Total Capital (to Risk-Weighted Assets)
  Company                                             $79,867     20.5%    $20,097   >=8.0%          --    N/A
  Bank                                                 48,110     20.4%     18,841   >=8.0%      23,551   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                              77,837     31.0%     10,048   >=4.0%          --    N/A
  Bank                                                 46,080     19.6%      9,421   >=4.0%      14,130    >=6.0%
Tier I Capital (to Average Assets)
  Company                                              77,837     20.5%     15,194   >=4.0%          --    N/A
  Bank                                                 46,080      9.6%     19,190   >=4.0%      23,988    >=5.0%


Liquidity

         The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.
                                       26

         For Berkshire, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from the Bank. At September 30, 2002, Berkshire had cash of $8.09 million and investment securities of $5.06 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

         At September 30, 2002 the Company had outstanding commitments of approximately $34.01 million. These commitments include $11.28 million that mature or renew within one year, $12.16 million that mature or renew after one year and within three years, $10.48 million that mature or renew after three years and within five years and $100,000 that matures or renews after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 5. Other Information

         In accordance with Section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved by the Company's Audit Committee to be performed by Grant Thornton LLP, the Company's external auditor. In September 2002, the Audit Committee's Chairman, pursuant to delegated authority by the Audit Committee, approved the non-audit engagement of Grant Thornton LLP to assist the Company in its New York State franchise tax audit.

Item 6. Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit
         Number            Description
         ------            -----------
         99.1              Certification Pursuant To 18 U.S.C.
                           Section 1350, As Adopted Pursuant To
                           Section 906 Of The Sarbanes-Oxley Act
                           Of 2002.

b. There were no reports on Form 8-K filed by the Company during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BERKSHIRE BANCORP INC.
                                                             (Registrant)

Date:  November 13, 2002                      By:       /s/ Steven Rosenberg
       -----------------                               ---------------------
                                                       Steven Rosenberg
                                                       Chief Executive Officer,
                                                       President and Chief
                                                       Financial Officer

           Certification of Principal Executive and Financial Officer

I, Steven Rosenberg the Chief Executive Officer, President and Chief Financial Officer of Berkshire Bancorp Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Berkshire Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Steven Rosenberg
                                       --------------------
                                       Steven Rosenberg,
                                       Chief Executive Officer, President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                          Sequential
Number            Description                                    Page Number
-------           -----------                                    -----------
99.1              Certification Pursuant To 18 U.S.C.               32
                  Section 1350, As Adopted Pursuant To
                  Section 906 Of The Sarbanes-Oxley Act
                  Of 2002

                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......................>=