Form 10-K
period 2002-12-31
BERKSHIRE BANCORP INC /DE/
filed 2003-03-26
CIK 759718

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission File Number 0-13649

                             Berkshire Bancorp Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                        94-2563513
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification number)

160 Broadway, New York, New York                10038
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2002: $34,633,451.

Number of shares of Common Stock outstanding as of March 14, 2003: 2,237,976.

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

                                     PART I

ITEM 1. Business

     General. Berkshire Bancorp Inc., a Delaware corporation ("Berkshire", the "Company" or "we" and similar pronouns), is a bank holding company registered under the Bank Holding Company Act. As used in this Annual Report on Form 10-K, the term "Berkshire", the "Company" or "we" and similar pronouns shall mean Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. The Company has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank").

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can also access information that we file electronically on the SEC's website at WWW.SEC.GOV.

     We do not presently have a website. However, as soon as practicable after filing with or furnishing to the SEC, we will provide at no cost, paper or electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. Requests should be directed to:

     Berkshire Bancorp Inc.
     Investor Relations
     160 Broadway
     New York, NY 10038

     Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank currently operates from three deposit-taking offices in New York City and four deposit-taking offices in Orange and Sullivan Counties, New York. In July 1995, the Bank opened a branch in Brooklyn, in January 2001, the Bank opened a branch in downtown Manhattan and in March 2001, as a result of the merger with Goshen Bank, the Bank acquired two branches in Goshen, NY, a branch in Harriman, NY and a branch in Bloomingburg, NY. These branches provide the Bank with customary retail banking offices. On March 22, 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.49 million in cash. In January 2003, the Bank relocated its main office to and opened a branch at this location.

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

     On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which represents our initial purchase price in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. The purchase price to Berkshire and the amounts owed to the Bank are being paid in the form of a note to be held by the Bank.

     On March 30, 2001, pursuant to the terms of an Agreement and Plan of Reorganization dated August 16, 2000 (the "Agreement"), we completed the merger with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). GSB Financial was merged with and into Berkshire and Goshen Bank was merged with and into The Berkshire Bank. Holders of the common stock of GSB Financial received $20.75 in cash for each share of common stock of GSB Financial held by them, or, in the alternative, at their election, 0.6027 shares of Berkshire's common stock. As a result of this transaction, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

     This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million was recorded in the transaction. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets which eliminates the amortization of goodwill and requires an annual impairment test. As of December 31, 2002, we have completed the transitional testing of our intangible assets, including goodwill. We did not identify any impairment on our outstanding goodwill.

     The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of Statement of Financial Accounting Standard No. 142.

                                                 For The Year Ended
                                                    December 31,
                                      ----------------------------------------
                                              2002     2001     2000
                                             ------   ------   -------
                                      (In thousands, except per share amounts)
Reported net income                          $5,597   $3,299   $12,066
Add back: goodwill amortization                  --      935       635
                                             ------   ------   -------
Adjusted net income                          $5,597   $4,234   $12,701
                                             ======   ======   =======

   Basic earnings per share:
Reported basic earnings per share            $ 2.44   $ 1.41   $  5.76
Goodwill amortization                            --      .40       .30
                                             ------   ------   -------
Adjusted basic earnings per share            $ 2.44   $ 1.81   $  6.06
                                             ======   ======   =======

   Diluted earnings per share:
Reported diluted earnings per share          $ 2.43   $ 1.41   $  5.76
Goodwill amortization                            --      .40       .30
                                             ------   ------   -------
Adjusted diluted earnings per share          $ 2.43   $ 1.81   $  6.06
                                             ======   ======   =======

     Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has one subsidiary, Berkshire Agency, Inc., a company engaged in the title insurance business.

     Regulation. Berkshire is a bank holding company under federal law and registered as such with the Federal Reserve. The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the FDIC.

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

     At December 31, 2002 and 2001, the Company satisfied all applicable Federal Reserve minimum capital requirements.

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

     Capital Requirements. The FDIC requires that the Bank maintain certain minimum ratios of capital to assets. The FDIC's regulations divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan, subject to certain limitations, less required deductions.

     The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 2002 and 2001, the Bank's Tier I leverage capital ratio was 7.8% and 9.6%, respectively.

     The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and

Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2002 and 2001, the Bank maintained a 18.5% and 19.6% Tier I risk-based capital ratio and a 19.4% and 20.4% total risk-based capital ratio, respectively.

     In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2002 and 2001, the Bank was well capitalized under all three of these standards.

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

     Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2001 and 2002 calendar years totaled approximately $7.60 million. However, the ability of Berkshire to pay future dividends is not presently dependent upon the receipt of dividends from the Bank.

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

     However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2002 was equal to 0.0166% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2003, the assessment was revised to 0.0168% of the Bank's insured deposits.

     Reserve Requirements. The Bank must maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is generally able to satisfy reserve requirements with cash on hand and other non-interest bearing deposits which it maintains for other purposes, so the reserve requirements do not impose a material financial burden on the Bank.

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

     Personal Holding Company Status. For the fiscal years ended December 31, 2002, 2001 and 2000, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we are required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on December 4, 2001 and November 17, 2000, the Board of Directors of the Company declared cash dividends in the amounts of $.04 and $.44 per common share, respectively. No such dividend was required to be paid in fiscal 2002. (See Dividends in Item 5).

     Employees. On March 14, 2003, Berkshire had one full time employee and the Bank employed approximately 78 full time and 5 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

     The following are Berkshire's and the Bank's principal facilities as of March 14, 2003:

                                        Approximate   Approximate
                                         Floor Area     Annual            Lease
Location               Operations        (Sq. Ft.)       Rent          Expiration
--------           ------------------   -----------   -----------   ----------------
New York, NY       Executive Offices        1,500       $ 18,000    (1)(3)
New York, NY       Main Bank Office
                      and Bank Branch       9,700       Owned       Feb 2008 (4)
Brooklyn, NY       Bank Branch              4,500       $131,000    December 2002
New York, NY       Bank Branch              5,500       $237,000    June 2005 (2)(3)
Goshen, NY         Bank Branch             10,680       Owned
Harriman, NY       Bank Branch              1,623       Owned
Bloomingburg, NY   Bank Branch              1,530       $ 25,000    August 2005

-------------

(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.

(2)  Leased from a company affiliated with Mr. Marx, a director of the Company.

(3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

(4) Leased by the Bank from the Company at a annual rent of $375,000 which management believes is comparable to the annual rent that would be paid by non-affiliated parties in a similar commercial transaction for similar commercial space.

ITEM 3. Legal Proceedings.

     In the ordinary course of operations, the Bank is a party to routine litigation involving claims incidental to its banking business. Management believes that no current litigation, threatened or pending, to which the Bank or its assets is a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial condition or results of operations of the Bank.

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

                                        High      Low
                                       ------   ------
Fiscal Year Ended December 31, 2002
-----------------------------------
January 1, 2002 to March 31, 2002      28.74    27.66
April 1, 2002 to June 30, 2002         32.00    27.81
July 1, 2002 to September 30, 2002     32.476   29.62
October 1, 2002 to December 31, 2002   34.31    31.00

                                        High      Low
                                       -----    ------
Fiscal Year Ended December 31, 2001
-----------------------------------
January 1, 2001 to March 31, 2001      34.25    27.438
April 1, 2001 to June 30, 2001         33.00    28.00
July 1, 2001 to September 30, 2001     31.25    25.57
October 1, 2001 to December 31, 2001   30.45    27.14

     As of the close of business on March 14, 2003, there were approximately 2,151 holders of record of the Company's Common Stock.

Dividends

     For the fiscal years ended December 31, 2002, 2001 and 2000, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we are required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on December 4, 2001 and November 17, 2000, the Board of Directors of the Company declared cash dividends in the amounts of $.04 and $.44 per common share, respectively. No such dividend was required to be paid in fiscal 2002.

     On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends as follows:

                                                           Per Share
 Declaration Date      Record Date        Payment Date      Amount
------------------   ----------------   ----------------   ---------
March 30,2000        April 14, 2000     April 28, 2000       $.10
September 25, 2000   October 10, 2000   October 24, 2000     $.10
March 8, 2001        April 16, 2001     April 30, 2001       $.10
October 5, 2001      October 19, 2001   October 29, 2001     $.10
April 8, 2002        April 23, 2002     April 30, 2002       $.10
October 4, 2002      October 21, 2002   October 29, 2002     $.12

     The declaration, payment and amount of such dividends in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plans

     See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                       Five Year Financial Highlights (a)

     The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2002, 2001 and 2000, at and for the proforma twelve months ended December 31, 1999 and as of and for the fiscal year ended October 31, 1999. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                 December 31,               October 31,
                                -----------------------------------------   -----------
                                  2002       2001       2000     1999(b)       1999
                                --------   --------   --------   --------   -----------
                                   (Dollars in thousands, except per share data)
Balance Sheet Data:
Total Assets                    $683,738   $536,365   $244,023   $192,130     $180,986
Loans, net                       273,182    250,010     74,515     64,668       59,652
Investment securities            371,458    242,579    117,060     89,497       82,876
Goodwill, net                     18,549     18,438     11,543     12,073       12,195
Deposits                         473,818    338,776    137,647    104,087      102,318
Stockholders' equity              98,525     95,992     79,107     78,070       73,306

Interest income                   32,242     24,941     14,019      9,852        8,525
Interest expense                  13,416     11,877      5,184      3,101        2,548
                                --------   --------   --------   --------     --------
Net interest income before
   provision for loan losses      18,826     13,064      8,835      6,751        5,977
Provision for loan losses            387        287         55         55           45
                                --------   --------   --------   --------     --------
Net interest income               18,439     12,777      8,780      6,696        5,932
Investment securities gains        1,539        637     13,288     10,731        7,622
Other income                         748        786      1,330        578          633
Other expenses                    10,780      7,838      3,829      3,489        2,948
Amortization of goodwill              --        935        635        730          608
                                --------   --------   --------   --------     --------
Income before income taxes         9,946      5,427     18,934     13,786       10,631
Provision for income taxes         4,349      2,128      6,868      5,527        4,091
                                --------   --------   --------   --------     --------
Net income                      $  5,597   $  3,299   $ 12,066   $  8,259     $  6,540
                                ========   ========   ========   ========     ========
Net income per share:
   Basic                        $   2.44   $   1.41   $   5.76   $   3.88     $   3.08
                                ========   ========   ========   ========     ========
   Diluted                      $   2.43   $   1.41   $   5.76   $   3.65     $   2.89
                                ========   ========   ========   ========     ========
Cash dividends per
   common share                 $    .22   $    .24   $    .64   $    .32     $    .32
                                ========   ========   ========   ========     ========

Selected Operating Ratios
Return on average assets (c)         0.9%       0.8%       5.8%       7.0%         3.9%
Return on average equity (c)         5.9%       3.5%      14.9%      14.6%         6.2%
Net interest margin (c)              3.3%       3.6%       4.7%       4.9%         4.4%
Average equity/average assets       15.6%      23.8%      39.1%      47.9%        48.3%
Allowance for loan
   losses/total loans                0.8%       0.8%       1.5%       1.4%         1.5%

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

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries ("Berkshire", the "Company" or "we" and similar pronouns) for the fiscal years ended December 31, 2002, 2001 and 2000. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

Segments

     Management has determined that the Company through its wholly owned bank subsidiary, the Bank, operates in one business segment, community banking. The Bank's principal business activity consists of gathering deposits from the general public and investing those deposits in residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. In addition, the Bank invests those deposits in debt obligations issued by the U.S. Government, its agencies, business corporations and mortgage-backed securities.

General

     On March 30, 2001, the Company acquired GSB Financial Corporation and its wholly owned subsidiary, Goshen Savings Bank ("Goshen Bank"). Goshen Bank was simultaneously merged with and into our wholly owned subsidiary, The Berkshire Bank (the "Bank"). The Company's historic financial statements included in this Form 10-K for the twelve months ended December 31, 2001 do not include the operations of Goshen Bank from January 1, 2001 through March 31, 2001.

Critical Accounting Policies, Judgments and Estimates

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

     With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2002, the Company completed its transitional testing, which determined that no impairment write-offs were necessary.

     The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Discussion of Results of Operations

Overview

     Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001. Net income was $5.60 million, or $2.43 per share, for the fiscal year ended December 31, 2002, compared to $3.30 million, or $1.41 per share, for the fiscal year ended December 31, 2001, an increase of 69.66%. Investment securities, loans and total assets increased by 53.13%, 9.31% and 27.48%, respectively, due in part to the acquisition of GSB Financial on March 30, 2001.

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

Net Interest Income

     Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                               Twelve Months Ended                 Twelve Months Ended
                                                December 31, 2002                   December 31, 2001
                                        ---------------------------------   ---------------------------------
                                                    Interest                            Interest
                                         Average      and        Average     Average      and        Average
                                         Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                        --------   ---------   ----------   --------   ---------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                               $265,961    $18,723       7.04%     $195,296    $15,143       7.75%
Investment securities                    298,008     13,383       4.49       154,787      9,156       5.92
Other (2)(5)                               8,479        136       1.60        15,215        642       4.22
                                        --------    -------       ----      --------    -------       ----
Total interest-earning assets            572,448     32,242       5.63       365,298     24,941       6.83
                                                                  ----                                ----
Noninterest-earning assets                36,541                              32,993
                                        --------                            --------
Total Assets                            $608,989                            $398,291
                                        ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                116,331      1,644       1.41        85,194      2,291       2.69
Time deposits                            273,452      8,766       3.21       155,079      7,867       5.07
Other borrowings                          86,210      3,006       3.49        36,510      1,719       4.71
                                        --------    -------       ----      --------    -------       ----
Total interest-bearing
   liabilities                           475,993     13,416       2.82       276,783     11,877       4.29
                                                    -------       ----                  -------       ----

Demand deposits                           30,102                              21,857
Noninterest-bearing liabilities            7,586                               4,802
Stockholders' equity (5)                  95,308                              94,849
                                        --------                            --------

Total liabilities and
   stockholders' equity                 $608,989                            $398,291
                                        ========                            ========

Net interest income                                 $18,826                             $13,064
                                                    =======                             =======

Interest-rate spread (3)                                          2.81%                               2.54%
                                                                  ====                                ====

Net interest margin (4)                                           3.29%                               3.58%
                                                                  ====                                ====

Ratio of average interest-earning
   assets to average interest bearing
   liabilities                              1.20                                1.32
                                        ========                            ========

                                               Twelve Months Ended
                                                December 31, 2000
                                        ---------------------------------
                                                    Interest
                                         Average      and        Average
                                         Balance   Dividends   Yield/Rate
                                        --------   ---------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                               $ 70,357    $ 6,397       9.09%
Investment securities                     90,918      6,381       7.01
Other (2)(5)                              27,410      1,241       4.53
                                        --------    -------       ----
Total interest-earning assets            188,685     14,019       7.43
                                                                  ----
Noninterest-earning assets                18,237
                                        --------
Total Assets                            $206,922
                                        ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 49,036      1,845       3.76
Time deposits                             42,158      2,499       5.93
Other borrowings                          14,277        840       5.88
                                        --------    -------       ----
Total interest-bearing
   liabilities                           105,471      5,184       4.92
                                                    -------       ----

Demand deposits                           14,848
Noninterest-bearing liabilities            5,652
Stockholders' equity (5)                  80,951
                                        --------

Total liabilities and
   stockholders' equity                 $206,922
                                        ========

Net interest income                                 $ 8,835
                                                    =======

Interest-rate spread (3)                                          2.51%
                                                                  ====

Net interest margin (4)                                           4.68%
                                                                  ====

Ratio of average interest-earning
   assets to average interest bearing
   liabilities                              1.79
                                        ========

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

                               Twelve Months Ended December 31, 2002
                                               Versus
                               Twelve Months Ended December 31, 2001
                                     Increase (Decrease) Due To
                               -------------------------------------
                                   Rate        Volume        Total
                                 -------      -------       ------
Interest-earning assets:
   Loans                         $(1,395)     $ 4,975       $3,580
   Investment securities          (2,204)       6,431        4,227
   Other                            (399)        (107)        (506)
                                 -------      -------       ------
Total                             (3,998)      11,299        7,301
                                 -------      -------       ------

Interest-bearing liabilities:
Deposit accounts:
   Interest bearing deposits      (1,090)         443         (647)
   Time deposits                  (2,884)       3,783          899
   Other borrowings                 (449)       1,736        1,287
                                 -------      -------       ------
Total                             (4,423)       5,962        1,539
                                 -------      -------       ------

Net interest income              $   425      $ 5,337       $5,762
                                 =======      =======       ======

                               Twelve Months Ended December 31, 2001
                                               Versus
                               Twelve Months Ended December 31, 2000
                                     Increase (Decrease) Due To
                               -------------------------------------
                                   Rate        Volume        Total
                                 -------      -------      -------
Interest-earning assets:
   Loans                         $  (943)     $ 9,689      $ 8,746
   Investment securities            (991)       3,768        2,777
   Other                             (88)        (513)        (601)
                                 -------      -------      -------
Total                             (2,022)      12,944       10,922
                                 -------      -------      -------

Interest-bearing liabilities:
   Deposit accounts:
   Interest bearing deposits        (525)         971          446
   Time deposits                    (363)       5,731        5,368
   Other borrowings                 (167)       1,046          879
                                 -------      -------      -------
Total                             (1,055)       7,748        6,693
                                 -------      -------      -------

Net interest income              $  (967)     $ 5,196      $ 4,229
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

     We seek to maximize our net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of the forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

Provision for Loan Losses

     The Company maintains an allowance for loan losses at a level deemed sufficient to absorb losses, which are inherent in the loan portfolio at each balance sheet date. Management reviews the adequacy of the allowance on at least a quarterly basis to ensure that the provision for loan losses has been charged against earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management's assessment of estimated losses. The Company's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements. These elements include a specific allowance for loan watch list classified loans, an allowance based on historical trends, an additional allowance for special circumstances, and an unallocated portion. The Company consistently applies the following comprehensive methodology.

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were $59,000 of classified loans at December 31, 2002 and no loans classified as of December 31, 2001 and 2000.

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

Results of Operations Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001.

General. On March 30, 2001, Berkshire, through its wholly-owned subsidiaries, the Bank and Greater American Finance Group, Inc., completed its merger with GSB Financial (see Note A of Notes to Consolidated Financial Statements). This transaction was accounted for under the purchase method of accounting and, accordingly, the results of operation for the Company include only the results of operation of GSB Financial for the nine month period from April 1 through December 31, 2001. The Company acquired total loans, assets and deposits of $134.06 million, $190.04 million and $127.86 million, respectively.

References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the fiscal year ended December 31, 2002 was $5.60 million, or $2.43 per share, as compared to $3.30 million, or $1.41 per share, for the fiscal year ended December 31, 2001. The increase was due in part to the acquisition of GSB Financial referenced above.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, thereby eliminating annual goodwill amortization expense of approximately $1.0 million. Had SFAS No. 142 been in effect on January 1, 2001, net income in fiscal 2001 would have been $4.23 million, or $1.81 per share.

     The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the risks inherent in the banking business. Interest rates, as measured by the prime rate, stabilized at 4.75% throughout the first ten months of 2002. During 2001, in contrast, the prime rate declined from 9.00% at the beginning of the year to 4.75% at years' end.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

     For the fiscal year ended December 31, 2002, net interest income increased by approximately $5.76 million, or 44.11%, to $18.83 million from $13.06 million for the fiscal year ended December 31, 2001. The year over year increase in net interest income was the result of two factors. Firstly, the $207.15 million, or 56.71%, increase in average interest-earning assets to $572.45 million from $365.30 million in fiscal 2001, partially offset by the $199.21 million, or 71.97%, increase in average interest-bearing liabilities to $475.99 million from $276.78 million in fiscal 2001. The second factor contributing to the increase in net interest income was the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets in 2002 declined to 5.63% from 6.83% in 2001, a decline of 120 basis points, or 17.57%, however, the average cost of interest-bearing liabilities in 2002 declined to 2.82% from 4.29%, a steeper decline of 147 basis points, or 34.27% The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, which has a direct bearing on net interest income, improved to 2.81% in fiscal 2002 from 2.54% in fiscal 2001.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 3.29% in fiscal 2002 from 3.58% in fiscal 2001.

     During fiscal 2002, the Company made use of the prevailing interest rate environment to secure deposits and to borrow funds at what we believe to be attractive rates, and to invest such funds in loans and investment securities. The average amounts of loans and investment securities increased by $70.67 million and $143.22 million, respectively, to $265.96 million and $298.01 million, respectively, in fiscal 2002 from $195.30 million and $154.79 million, respectively, in fiscal 2001. Time deposits and borrowings increased by $118.37 million and $49.70 million, respectively, during 2002 to $273.45 million and $86.21 million, respectively, from $155.08 million and $36.51 million, respectively, during 2001.

Interest Income. Total interest income for the fiscal year ended December 31, 2002 increased by $7.30 million, or 29.27%, to $32.24 million from $24.94 million for the fiscal year ended December 31, 2001. The increase was the result of the higher levels of average interest-earning assets during fiscal 2002 over fiscal 2001. The average amount of loans and investment securities increased by 36.18% and 92.53%, respectively, contributing $18.72 million and $13.38 million of interest income, respectively, compared to $15.14 million and $9.16 million of interest income, respectively, in fiscal 2001.

     As may be expected during a period of falling interest rates, the average yield on interest-earning assets declined to 5.63% during fiscal 2002 from 6.83% in fiscal 2001. The average yield on loans declined to 7.04% from 7.75% and we expect this trend may continue as homeowners refinance their existing mortgage loans, commercial loans at higher rates are paid off and/or renewed, and new mortgage loans and commercial loans are made, all at today's lower rates. The average yield on investment securities has declined as well, to 4.49% in 2002 from 5.92% in 2001, as securities in our portfolio with above market rates have either matured or have been called by the issuer, and have been replaced by securities that meet our investment policy criteria, albeit with lower yields.

Interest Expense. Total interest expense for the fiscal year ended December 31, 2002 increased by $1.54 million, to $13.42 million from $11.88 million for the fiscal year ended December 30, 2001. The increase is due to the overall increase of $199.21 million in the average amount of interest-bearing liabilities to $475.99 million in fiscal 2002 from $276.78 million in fiscal 2001. Interest bearing deposits and time deposits increased by 62.23% to $389.78 million in 2002 from $240.27 million in 2001. Borrowings increased by 136.13% to $86.21 million in 2002 from $36.51 million in 2001 as a result of our strategy of employing excess capital to fund the growth of our business. The increase in total interest expense was partially offset by the decline in the average rates paid on interest-bearing liabilities to 2.82% during the 2002 period from 4.29% during the 2001 period.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of investment securities and service fee income. For the fiscal year ended December 31, 2002, total non-interest income was $2.29 million, compared to $1.42 million for the fiscal year ended December 31, 2001. Service fee income increased to $548,000 in fiscal 2002 from $395,000 in fiscal 2001 as a result of the growth in deposits at the Bank. Investment securities gains increased to $1.54 million in 2002 from $637,000 in 2001, and other non-interest income declined to $200,000 in 2002 from $391,000 in 2001.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the fiscal year ended December 31, 2002 was $10.78 million as compared to $8.77 million for the fiscal year ended December 31, 2001. The year to year increases are due primarily to increases in salaries and employee benefits and net occupancy expenses resulting from the expansion of the business.

Provision for Income Tax. During the fiscal year ended December 31, 2002, the Company recorded income tax expense of $4.35 million, compared to income tax expense of $2.13 million for the fiscal year ended December 31, 2001. The tax provisions for federal, state and local taxes recorded for fiscal 2002 and 2001 represent effective tax rates of 43.73% and 39.21%, respectively. The increase in the effective rate is primarily due to the elimination of the non-deductible amortization expense of goodwill.

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

     In fiscal 2001, net interest income increased by $4.22 million, or 47.74%, to $13.06 million from $8.84 million in fiscal 2000. The increase was the result of the growth in average interest-earning assets of $176.61 million, partially offset by the growth in average interest-bearing liabilities of $171.31 million. The increases in average interest-earning assets and interest-bearing liabilities were primarily due to the acquisition of GSB Financial on March 30, 2001. Net interest rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, improved slightly to 2.54% in 2001, from 2.51% in 2000. The increase in net interest rate spread resulted from a 63 basis point decrease in the average cost of interest-bearing liabilities to 4.29% in 2001, from 4.92% in 2000, partly offset by a 60 basis point decrease in the average yield on interest-earning assets to 6.83% in 2001, from 7.43% in 2000.

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

     Interest income on loans increased by $8.74 million, or 136.56%, to $15.14 million in fiscal 2001, from $6.40 million in fiscal 2000. The increase is due to an increase of $124.94 million in average loans balances, partially offset by the decrease in the average yield on loans to 7.75% in fiscal 2001 from 9.09% in fiscal 2000. Interest income on investment securities increased $2.78 million, or 43.57%, to $9.16 million in 2001, from $6.38 million in 2000. The increase is due to an increase of $63.87 million in the average balance of investment securities, partially offset by a decrease in the average yield on investments to 5.92% in 2001, from 7.01% in 2000.

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

Investment Activities

     General. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total investment securities, are debt securities issued by the Federal Home Loan Mortgage Corporation (Freddy Mac), the Federal National Mortgage Association (Fanny Mae) or the Government National Mortgage Association (Ginny Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $4 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

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

     The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

                                                       December 31,
                             -------------------------------------------------------------
                                    2002                  2001                 2000
                             -------------------   -------------------   -----------------
                                          Fair                  Fair                Fair
                               Cost       Value      Cost       Value      Cost     Value
                             --------   --------   --------   --------   -------   -------
                                                     (In thousands)
   Available-For-Sale
U.S. Treasury Notes          $ 20,110   $ 20,213   $ 30,012   $ 30,038   $    --   $    --
U.S. Government Agencies      301,224    303,597    170,610    170,156    86,064    85,952
Mortgage-backed securities      6,256      6,262      2,493      2,499     4,208     4,199
Corporate notes                 3,878      4,076        751        639     1,654     1,313
Marketable equity
   securities and other        36,383     36,477     37,547     37,634     4,813     4,845
                             --------   --------   --------   --------   -------   -------
Total                        $367,851   $370,625   $241,413   $240,966   $96,739   $96,309
                             ========   ========   ========   ========   =======   =======
   Held-To-Maturity
U.S. Government Agencies     $    833   $    835   $  1,613   $  1,598   $   296   $   294
Corporate notes                    --         --         --         --    20,455    20,408
                             --------   --------   --------   --------   -------   -------
Total                        $    833   $    835   $  1,613   $  1,598   $20,751   $20,702
                             ========   ========   ========   ========   =======   =======

     The following tables summarize the Company's available-for-sale and held-to-maturity securities at December 31, 2002 and 2001:

                                                  December 31, 2002
                                          --------------------------------
                                          Weighted
                                           Average
                                            Yield      Cost     Fair Value
                                          --------   --------   ----------
                                               (Dollars in thousands)
Available-For-Sale
   U.S. Treasury Notes
Due after one year through five years        2.11%   $ 20,110    $ 20,213

                                                     --------    --------
                                                       20,110      20,213
                                                     --------    --------
   U.S. Government Agencies Obligations
Due within one year                                        --          --
Due after one year through five years        3.96     120,681     121,562
Due after five years through ten years       4.67     127,261     128,369
Due after ten years                          4.45      53,282      53,666
                                                     --------    --------
                                                      301,224     303,597
                                                     --------    --------
   Municipal Obligations
Due after ten years                          4.95       1,025       1,092
                                                     --------    --------
                                                        1,025       1,092
                                                     --------    --------
   Mortgage-backed securities
Due after ten years                          7.03       6,256       6,262
                                                     --------    --------
                                                        6,256       6,262
                                                     --------    --------
   Corporate Notes
Due within one year                          6.41       1,078       1,051
Due after one year through five years       32.14       2,676       3,022
Due after five years through ten years      15.29         124           3
                                                     --------    --------
                                                        3,878       4,076
                                                     --------    --------

   Common Stocks                               --          50          51
   Preferred Stocks                          9.71       3,098       3,124
   Money market funds                        1.39      29,325      29,325
   Federal Home Loan Bank Stock              5.58       2,885       2,885
                                                     --------    --------
                                                       35,358      35,385
                                                     --------    --------
                                                     $367,851    $370,625
                                                     ========    ========
Held-To-Maturity
   U.S. Government Agencies Obligations
Due after five years through ten years       3.33         168         169
Due after ten years                          6.37         665         666
                                                     --------    --------
                                                     $    833    $    835
                                                     ========    ========

Loan Portfolio

     Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2002, 2001 and 2000 , the Company had total loans of $276.25 million, $252.23 million and $75.62 million, respectively, and an allowance for loan losses of $2.32 million, $2.03 million and $1.11 million, respectively. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

     The Bank generally makes commercial mortgage loans with loan to value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

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

     Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2002 and 2001, approximately $180.73 million and $165.20 million, respectively, or 65.4% and 65.5%, respectively, of the Company's total loan portfolio consisted of such loans as compared to approximately $25.68 million, or 34.0%, at December 31, 2000. The increase is due largely to the March 2001 acquisition of GSB Financial, whose loan portfolio consisted primarily of residential mortgage loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2002 and 2001, approximately 10% and 13%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 88% and 87%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

     ARMs originated in recent years have interest rates that adjust annually based upon the movement of the one year treasury bill constant maturity index, plus a margin of 2.00% to 2.75%. These loans generally have a maximum interest rate adjustment of 2% per year, with a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5.5% or 6.0%.

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

     At December 31, 2002, the Bank's total capital, net of goodwill and loan loss reserves, was approximately $53.7 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $8.1 million, with an additional amount of approximately $5.4 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $8.1 million. At December 31, 2002, the Bank was in compliance with these standards.

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

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                              December 31,
                         -----------------------------------------------------
                               2002               2001               2000
                         ----------------   ----------------   ---------------
                                     % of               % of              % of
                          Amount    Total    Amount    Total    Amount   Total
                         --------   -----   --------   -----   -------   -----
                                              (Dollars in thousands)
Commercial and
   professional loans    $ 16,704     6.0%  $ 19,130     7.6%  $ 9,419    12.5%
Secured by real estate
   1 - 4 family           180,730    65.4    165,195    65.5    25,677    34.0
   Multi family             8,958     3.2     11,186     4.4     4,765     6.3
   Non-residential
      (commercial)         65,809    23.8     51,893    20.6    34,968    46.2
Consumer                    4,051     1.6      4,689     1.8       229     0.3
Other                          --      --        140     0.1       565     0.7
                         --------   -----   --------   -----   -------   -----

Total loans               276,252   100.0%   252,233   100.0%   75,623   100.0%
                                    =====              =====             =====

Less:
Allowance for
loan losses                (2,315)            (2,030)           (1,108)
Unearned fees                (755)              (193)             (275)
                         --------           --------           -------
Loans, net               $273,182           $250,010           $74,240
                         ========           ========           =======

                                           October 31,
                               ---------------------------------
                                   1999 (1)          1998 (1)
                               ---------------   ---------------
                                     (Dollars in thousands)
                                          % of              % of
                                Amount   Total    Amount   Total
                               -------   -----   -------   -----
Commercial and
   professional loans          $ 6,824    11.3%  $ 3,548     8.9%
Secured by real
   estate                       51,300    84.7    33,015    82.9
Personal                         1,932     3.2     1,970     5.0
Other                              501     0.8     1,264     3.2
                               -------   -----   -------

Total loans                     60,557   100.0%   39,797   100.0%
                                         =====             =====

Less:
   Allowance for loan losses      (905)             (803)
                               -------           -------

Loans, net                     $59,652           $38,994
                               =======           =======

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

     The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and approximately $0 and $58,000 of loans past due more than 90 days still accruing at December 31, 2002 and 2001, respectively.

                               December 31,         October 31,
                            ------------------   -----------------
                            2002   2001   2000   1999(1)   1998(1)
                            ----   ----   ----   -------   -------

                                       (Dollars in thousands)
Nonaccrual loans:
Commercial and               $      $ 9    $--     $ --      $ --
   professional loans
Secured by real estate        59     --     --      121        30
                             ---    ---    ---     ----      ----
Total nonaccrual loans        59      9     --      121        30
                             ---    ---    ---     ----      ----
Total nonperforming loans    $59    $ 9    $--     $121      $ 30
                             ===    ===    ===     ====      ====
Total nonperforming loans
   to total assets            --     --     --      .07%      .08%
                             ===    ===    ===     ====      ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

     The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                    December 31, 2002
                          ------------------------------------
                          Allowance
                           for Loan   Percent of   Percent of
                            Losses     Allowance   Total Loans
                          ---------   ----------   -----------
Commercial and
   professional loans       $  225        9.7%        0.08%
Secured by real estate
   1 - 4 family                452       19.5         0.16
   Multi family                121        5.2         0.04
   Non-residential             888       38.4         0.32
Consumer and other              55        2.4         0.02
General allowance (1)          574       24.8         0.21
                            ------      -----         ----
Total allowance
   for loan losses          $2,315      100.0%        0.83%
                            ======      =====         ====

----------
(1)  The allowance for loan losses is allocated to specific loans as necessary.

                                    December 31, 2001
                          ------------------------------------
                          Allowance
                           for Loan   Percent of   Percent of
                            Losses     Allowance   Total Loans
                          ---------   ----------   -----------
Commercial and
   professional loans       $  188        9.3%        0.07%
Secured by real estate
   1 - 4 family                804       39.6         0.32
   Multi family                 84        4.1         0.03
   Non-residential             790       38.9         0.32
Consumer and other              24        1.2         0.06
General allowance (1)          140        6.9         0.06
                            ------      -----         ----
Total allowance
   for loan losses          $2,030      100.0%        0.79%
                            ======      =====         ====

----------
(1)  The allowance for loan losses is allocated to specific loans as necessary.

                                    December 31, 2000
                          ------------------------------------
                          Allowance
                           for Loan   Percent of   Percent of
                            Losses     Allowance   Total Loans
                          ---------   ----------   -----------
Commercial and
   professional loans       $   89        8.0%        0.12%
Secured by real estate         654       59.0         0.86
Personal and other              13        1.2         0.02
General allowance (1)          352       31.8         0.47%
                            ------      -----         ----
Total allowance
   for loan losses          $1,108      100.0%        1.47%
                            ======      =====         ====

----------
(1)  The allowance for loan losses is allocated to specific loans as necessary.

                                     October 31, 1999(2)
                          ------------------------------------
                          Allowance
                           for Loan   Percent of   Percent of
                            Losses     Allowance   Total Loans
                          ---------   ----------   -----------
Commercial and
   professional loans       $ 69          7.6%        0.11%
Secured by real estate       569         63.0         0.94
Personal and other            77          8.5         0.13
General allowance (1)        190         20.9         0.31
                            ----        -----         ----
Total allowance
   for loan losses          $905        100.0%        1.49%
                            ====        =====         ====

----------
(1)  The allowance for loan losses is allocated to specific loans as necessary.

(2) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

                                    October 31, 1998(2)
                          ------------------------------------
                          Allowance
                           for Loan   Percent of   Percent of
                            Losses     Allowance   Total Loans
                          ---------   ----------   -----------
Commercial and
   professional loans       $ 35          4.4%        0.09%
Secured by real estate       394         49.1         0.99
Personal and other            34          4.2         0.09
General allowance (1)        340         42.3         0.85
                            ----        -----         ----
Total allowance
   for loan losses          $803        100.0%        2.02%
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

                                     December 31, 2002
                           -------------------------------------
                            Within    1 to      After
                            1 Year   5 Years   5 Years    Total
                           -------   -------   -------   -------
                                       (In thousands)
Fixed Rate
Commercial, financial
   and agricultural        $ 2,204   $ 8,083   $20,858   $31,145
Real estate-construction        --     1,099       386     1,485
                           -------   -------   -------   -------
Total fixed rate           $ 2,204   $ 9,182   $21,244   $32,630
                           -------   -------   -------   -------

Adjustable Rate
Commercial, financial
   and agricultural         31,784     6,723       100    38,607
Real estate-construction       506     2,350        --     2,856
                           -------   -------   -------   -------
Total adjustable rate      $32,290   $ 9,073   $   100   $41,463
                           -------   -------   -------   -------
Total                      $34,494   $18,255   $21,344   $74,093
                           =======   =======   =======   =======

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                                         Two Months    Year Ended
                                                                           Ended       October 31,
                                           Years Ended December 31,     December 31,       (1)
                                        -----------------------------   ------------   -----------
                                          2002       2001       2000         1999         1999
                                        --------   --------   -------   ------------   -----------
Average loans outstanding               $265,961   $195,296   $70,357      $61,691       $48,387
                                        ========   ========   =======      =======       =======

Allowance at beginning of period           2,030      1,108       923          905           803
Charge-offs:
   Commercial and other loans                199         97        --           --            --
   Real estate loans                          --         --        --           --            31
                                        --------   --------   -------      -------       -------
      Total loans charged-off                199         97        --           --            31
                                        --------   --------   -------      -------       -------
Recoveries:
   Commercial and other loans                 97         41       130            8            78
   Real estate loans                          --         --        --           --            --
                                        --------   --------   -------      -------       -------
      Total loans recovered                   97         41       130            8            78
                                        --------   --------   -------      -------       -------
      Net recoveries (charge-offs)          (102)       (56)      130            8            47
                                        --------   --------   -------      -------       -------
Provision for loan losses charged
   to operating expenses                     387        287        55           10            55
Acquisition of GSB                            --        691        --           --            --
                                        --------   --------   -------      -------       -------
Allowance at end of period              $  2,315   $  2,030   $ 1,108      $   923       $   905
                                        --------   --------   -------      -------       -------
Ratio of net recoveries (charge-
   offs) to average loans
   outstanding (2)                          (.03)%     (.02)%     .18%         .08%          .09%
                                        ========   ========   =======      =======       =======
Allowance as a percent of total loans       0.83%      0.80%     1.47%        1.41%         1.49%
                                        ========   ========   =======      =======       =======
Total loans at end of period            $276,252   $252,233   $75,623      $65,591       $60,557
                                        ========   ========   =======      =======       =======

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

     The following table summarizes the composition of the average balances of major deposit categories:

                                               December 31,
                       ------------------------------------------------------------
                              2002                 2001                 2000
                       ------------------   ------------------   ------------------
                        Average   Average    Average   Average    Average   Average
                        Amount     Yield     Amount     Yield     Amount     Yield
                       --------   -------   --------   -------   --------   -------
                                          (Dollars in thousands)
Demand deposits        $ 30,102      --     $ 21,857      --     $ 14,848      --
NOW and money market     60,114    1.28%      51,026    2.64%      44,582    3.85%
Savings deposits         56,217    1.56       34,168    2.69        4,454    2.93
Time deposits           273,452    3.21      155,079    5.07       42,158    5.93
                       --------    ----     --------    ----     --------    ----
Total deposits         $419,885    2.48%    $262,130    3.89%    $106,042    4.08%
                       ========    ====     ========    ====     ========    ====

     The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $108.72 million, $68.88 million and $55.32 million at December 31, 2002, 2001 and 2000, respectively.

     The following table summarizes the maturity distribution of time deposits of $100,000 or more as of the dates indicated:

                                      December 31,
                                     --------------
                                          2002
                                     --------------
                                     (In thousands)
3 months or less                        $ 44,472
Over 3 months but within 6 months         36,898
Over 6 months but within 12 months        25,624
Over 12 months                             1,727
                                        --------
Total                                   $108,721
                                        ========

Short-Term Borrowings

     Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                              Year Ended December 31,
                                            ---------------------------
                                             2002      2001      2000
                                            -------   -------   -------
                                              (Dollars in thousands)
Securities sold under repurchase
   agreements and federal funds purchased

   Balance at year-end                      $46,673   $53,756   $23,127
   Average during the year                  $38,443   $13,372   $12,367
   Maximum month-end balance                $47,407   $53,756   $24,495
   Weighted average rate during the year       1.79%     3.62%     5.85%
   Rate at December 31                         1.46%     1.67%     5.75%

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

     For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by our Board of Directors. We paid cash dividends of $.22 per share, $.24 per share, $.64 per share, $.32 per share and $.72 per share in fiscal 2002, 2001, 2000, 1999 and 1998, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2002, we had cash of $7.44 million and investment securities of $6.15 million.

Contingent Liabilities and Commitments

     The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2002.

                                Expiration By Period
                     -------------------------------------------
                                Less                      More
                                Than      1-3     3-5     Than
                      Total    1 Year    Years   Years   5 Years
                     -------   ------   ------   -----   -------
                                    (In thousands)
Lines of Credit      $ 7,624   $2,231   $4,652    $ --    $  741
Standby Letters
   of Credit             750      408      342      --        --
Loan Commitments       2,243    2,243
Home Equity Unused
   Commitments         3,565      174      835     675     1,881
                     -------   ------   ------    ----    ------
Total                $14,182   $5,056   $5,829    $675    $2,622
                     =======   ======   ======    ====    ======

Contractual Obligations

     The following table presents the Company's contractual obligations at December 31, 2002.

                                 Payments Due By Periods
                    -------------------------------------------------
                                 Less                          More
                                 Than       1-3       3-5      Than
                     Total      1 Year     Years     Years    5 Years
                    --------   --------   -------   -------   -------
                                      (In thousands)
Long-Term Debt      $ 57,699   $    500   $ 1,000   $42,199   $14,000
Operating Leases       3,118        900       947       595       676
Time Deposits        311,979    299,691    12,230        58        --
                    --------   --------   -------   -------   -------
Total Contractual
   Obligations      $372,796   $301,091   $14,177   $42,852   $14,676
                    ========   ========   =======   =======   =======

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                Berkshire Bancorp Inc.
                                                  Interest Rate Sensitivity Gap at December 31, 2002
                                                        (in thousands, except for percentages)
                                         --------------------------------------------------------------------
                                         3 Months    3 Through    1 Through     Over
                                          or Less    12 Months     3 Years     3 Years    Total    Fair Value
                                         --------    ---------    ---------    -------   -------   ----------
Interest bearing deposits in banks            127           --           --         --       127         127
                             (Rate)          1.25%                                          1.25%
Loans (1)(2)
Adjustable rate loans                      42,397       10,654        9,656     12,423    75,130      75,130
                             (Rate)          5.90%        5.82%        5.51%      7.71%     6.14%
Fixed rate loans                              577        3,062        8,811    188,672   201,122     203,122
                             (Rate)          6.98%        8.00%        7.52%      6.96%     7.00%
                                         --------     --------     --------    -------   -------
Total loans                                42,974       13,716       18,467    201,095   276,252     278,252
Investments (3)(4)                         79,964        1,261       75,898    211,398   368,521     368,523
                             (Rate)          2.62%        6.23%        4.20%      4.99%     4.32%
                                         --------     --------     --------    -------   -------
Total rate-sensitive assets               123,065       14,977       94,365    412,493   644,900
                                         --------     --------     --------    -------   -------
Deposit accounts (5)
Savings and NOW                            90,653           --           --         --    90,653      90,653
                             (Rate)          1.46%                                          1.46%
Money market                               39,866           --           --         --    39,866      39,866
                             (Rate)          1.13%                                          1.13%
Time Deposits                             111,868      187,823       12,275         13   311,979     312,117
                             (Rate)          2.65%        2.85%        2.90%      2.47%     2.78%
                                         --------     --------     --------    -------   -------
Total deposit accounts                    242,387      187,823       12,275         13   442,498
Repurchase Agreements                      41,673        5,000           --         --    46,673      46,673
                             (Rate)          1.49%        1.20%                             1.46%
Other borrowings                              500           --        1,000     56,199    57,699      57,699
                             (Rate)          6.09%                     5.90%      4.56%     4.60%
                                         --------     --------     --------    -------   -------
Total rate-sensitive liabilities          284,560      192,823       13,275     56,212   546,870
                                         --------     --------     --------    -------   -------
Interest rate caps                         20,000           --      (10,000)   (10,000)                   53
Gap (repricing differences)              (181,495)    (177,846)      91,090    366,281    98,030
                                         ========     ========     ========    =======   =======

Cumulative Gap                           (181,495)    (359,341)    (268,251)    98,030
                                         ========     ========     ========    =======
Cumulative Gap to Total Rate
Sensitive Assets                           (28.14)%     (55.72)%     (41.60)%    15.20%
                                         ========     ========     ========    =======

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

New Accounting Pronouncements

Business Combinations

     The Financial Accounting Standards Board (FASB) issued SFAS No. 147, Acquisitions of Certain Financial Institutions: An amendment of FASB Statements No. 72 and 144 and FASB Interpretation No 9, which removes acquisitions of financial institutions from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. The adoption on October 1, 2002 of SFAS No. 147 did not have an impact on the Company's financial position or results of operations.

Goodwill and Intangible Assets

     Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Intangible Assets ("SFAS No. 142") was adopted on January 1, 2002. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. As a result of the adoption of SFAS No. 142, Berkshire eliminated the amortization of goodwill as of January 1, 2002. The Company has completed the transitional impairment testing and did not identify any impairment on its outstanding goodwill.

     The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of Statement of Financial Accounting Standard No. 142.

                                                 For The Year Ended
                                                    December 31,
                                      ----------------------------------------
                                               2002     2001      2000
                                              ------   ------   -------
                                      (In thousands, except per share amounts)
Reported net income                           $5,597   $3,299   $12,066
Add back: goodwill amortization                   --      935       635
                                              ------   ------   -------
Adjusted net income                           $5,597   $4,234   $12,701
                                              ======   ======   =======

   Basic earnings per share:
Reported basic earnings per share             $ 2.44   $ 1.41   $  5.76
Goodwill amortization                             --      .40       .30
                                              ------   ------   -------
Adjusted basic earnings per share             $ 2.44   $ 1.81   $  6.06
                                              ======   ======   =======

   Diluted earnings per share:
Reported diluted earnings per share           $ 2.43   $ 1.41   $  5.76
Goodwill amortization                             --      .40       .30
                                              ------   ------   -------
Adjusted diluted earnings per share           $ 2.43   $ 1.81   $  6.06
                                              ======   ======   =======

Accounting for Stock Based Compensation

     SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", which amends the disclosure and certain provisions of SFAS No. 123, was issued in December 2002. SFAS No. 148 requires all entities with stock based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.

                                                     For The Years Ended December 31,
                                                 ----------------------------------------
                                                          2002     2001      2000
                                                         ------   ------   -------
                                                 (In thousands, except per share amounts)
Net income                        As Reported:           $5,597   $3,299   $12,066
Less: Stock based compensation
   costs determined under fair
   value methods for all awards                             680      316       618
                                                         ------   ------   -------
                                  Pro Forma:             $4,917   $2,983   $11,448
                                                         ======   ======   =======

Basic earnings per share          As Reported:           $ 2.44   $ 1.41   $  5.76
                                  Pro Forma:               2.14     1.28      5.46

Diluted earnings per share        As Reported:             2.43     1.41      5.76
                                  Pro Forma:               2.14     1.28      5.46

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of December 31, 2001 and 2000, expected volatility of 22%, and 25%, respectively, risk-free interest of 5.34% and 6.37%, respectively, and expected lives of 5 years for all years. The Company did not grant options in 2002.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

     See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk

ITEM 8. Financial Statements and Supplementary Data.

     Inasmuch as the acquisition of the GSB Financial Corporation and Goshen Savings Bank was consummated on March 30, 2001, the financial statements set forth below include the results of operations of GSB Financial and Goshen Bank from April 1, 2001, through December 31, 2001.

               Report of Independent Certifieds Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets on January 1, 2002.


/s/ GRANT THORNTON LLP
--------------------------
Philadelphia, Pennsylvania
January 31, 2003

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     December 31,   December 31,
                                                         2002           2001
                                                     ------------   ------------
ASSETS
Cash and due from banks                                $  6,183       $  7,170
Interest bearing deposits                                   127            213
Federal funds sold                                           --          3,000
                                                       --------       --------
Total cash and cash equivalents                           6,310         10,383
Investment Securities:
   Available-for-sale                                   370,625        240,966
   Held-to-maturity, fair value of $835
      in 2002 and $1,598 in 2001                            833          1,613
                                                       --------       --------
Total investment securities                             371,458        242,579
Loans, net of unearned income                           275,497        252,040
   Less: allowance for loan losses                       (2,315)        (2,030)
                                                       --------       --------
Net loans                                               273,182        250,010
Accrued interest receivable                               4,106          3,399
Premises and equipment, net                               8,976          7,446
Goodwill, net of accumulated amortization
   of $2,300 in 2001                                     18,549         18,438
Other assets                                              1,157          4,110
                                                       --------       --------
Total assets                                           $683,738       $536,365
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                $ 31,320       $ 30,163
   Interest bearing                                     442,498        308,613
                                                       --------       --------
Total deposits                                          473,818        338,776
Securities sold under agreements to repurchase           46,673         53,756
Long term borrowings                                     57,699         42,278
Accrued interest payable                                  3,348          2,406
Other liabilities                                         3,675          3,157
                                                       --------       --------
Total liabilities                                       585,213        440,373
                                                       --------       --------

Stockholders' equity
   Preferred stock - $.10 Par value:                         --             --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized  -- 10,000,000 shares
      Issued      --  2,566,095 shares
      Outstanding --
         December 31, 2002, 2,237,976 shares
         December 31, 2001, 2,379,990 shares                256            256
Additional paid-in capital                               89,890         89,914
Retained earnings                                        16,145         11,053
Accumulated other comprehensive income (loss), net        1,480           (281)
   Treasury Stock
   December 31, 2002, 328,119 shares
   December 31, 2001, 186,105 shares                     (9,246)        (4,950)
                                                       --------       --------
Total stockholders' equity                               98,525         95,992
                                                       --------       --------
                                                       $683,738       $536,365
                                                       ========       ========

          The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)

                                                For The Years Ended December 31,
                                                --------------------------------
                                                     2002      2001      2000
                                                   -------   -------   -------
INTEREST INCOME
Federal funds sold and interest bearing
   deposits                                        $   136   $   642   $ 1,241
Investments                                         13,383     9,156     6,381
Loans, including related fees                       18,723    15,143     6,397
                                                   -------   -------   -------
Total interest income                               32,242    24,941    14,019
                                                   -------   -------   -------
INTEREST EXPENSE
Deposits                                            10,410    10,158     4,344
Short-term borrowings                                  687       483       723
Long-term borrowings                                 2,319     1,236       117
                                                   -------   -------   -------
Total interest expense                              13,416    11,877     5,184
                                                   -------   -------   -------
Net interest income                                 18,826    13,064     8,835
PROVISION FOR LOAN LOSSES                              387       287        55
                                                   -------   -------   -------
Net interest income after
   provision for loan losses                        18,439    12,777     8,780
                                                   -------   -------   -------
NON-INTEREST INCOME
Service charges on deposit accounts                    548       395       146
Investment securities gains                          1,539       637    13,288
Other income                                           200       391     1,184
                                                   -------   -------   -------
Total non-interest income                            2,287     1,423    14,618
                                                   -------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                       5,183     4,153     2,125
Net occupancy expense                                1,625     1,170       447
Equipment expense                                      312       201       101
FDIC assessment                                         66        42        27
Data processing expense                                193       138        21
Amortization of goodwill                                --       935       635
Other                                                3,401     2,134     1,108
                                                   -------   -------   -------
Total non-interest expense                          10,780     8,773     4,464
                                                   -------   -------   -------
Income before provision for taxes                    9,946     5,427    18,934
Provision for income taxes                           4,349     2,128     6,868
                                                   -------   -------   -------
Net income                                         $ 5,597   $ 3,299   $12,066
                                                   =======   =======   =======
Net income per share:
   Basic                                           $  2.44   $  1.41   $  5.76
                                                   =======   =======   =======
   Diluted                                         $  2.43   $  1.41   $  5.76
                                                   =======   =======   =======

Dividends per share                                $   .22   $   .24   $   .64

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For The Years Ended December 31, 2002, 2001 and 2000
                                 (In Thousands)

                                                            Accumulated
                                                               other        Accumu-
                                       Stock   Additional  comprehensive     lated                                   Total
                              Common    Par     paid-in       income       earnings    Treasury   Comprehensive  stockholders'
                              Shares   value    capital     (loss), net    (deficit)     stock       income         equity
                              ------   -----   ----------  -------------   ---------   --------   -------------  -------------
Balance at January 1, 2000     2,566    $256    $78,570      $ 4,425       $ (2,421)   $(2,760)                     $78,070
Net income                                                                   12,066                  12,066          12,066
Treasury shares issued for                          (21)                                    49                           28
   options exercised
Acquisition of treasury shares                                                          (5,254)                      (5,254)
Other comprehensive (loss) net
   of reclassification
   adjustment and taxes                                       (4,510)                                (4,510)         (4,510)
                                                                                                    -------
Comprehensive income                                                                                $ 7,556
                                                                                                    =======
Cash dividends                                                               (1,293)                                 (1,293)
                               -----    ----    -------      -------       --------    -------                      -------
Balance at December 31, 2000   2,566    $256    $78,549      $   (85)      $  8,352    $(7,965)                     $79,107
Net income                                                                    3,299                   3,299           3,299
Treasury shares issued
   for acquisition of
   GSB Financial Corp                            11,386                                  7,887                       19,273
Acquisition of treasury shares                                                          (4,983)                      (4,983)
Treasury shares issued for
   options exercised                                (21)                                   111                           90
Other comprehensive (loss) net
   of reclassification
   adjustment and taxes                                         (196)                                  (196)
                                                                                                    -------
Comprehensive income                                                                                $ 3,103
                                                                                                    =======
Cash dividends                                                                 (598)                                   (598)
                               -----    ----    -------      -------       --------    -------                      -------
Balance at December 31, 2001   2,566    $256    $89,914      $  (281)      $ 11,053    $(4,950)                     $95,992
Net income                                                                    5,597                   5,597           5,597
Acquisition of treasury shares                                                          (4,422)                      (4,422)
Exercise of stock options                           (24)                                   126                          102
Other comprehensive income net
   of reclassification
   adjustment and taxes                                        1,761                                  1,761           1,761
                                                                                                    -------
Comprehensive income                                                                                $ 7,358
                                                                                                    =======
Cash dividends                                                                 (505)                                   (505)
                               -----    ----    -------      -------       --------    -------                      -------
Balance at December 31, 2002   2,566    $256    $89,890      $ 1,480       $ 16,145    $(9,246)                     $98,525
                               =====    ====    =======      =======       ========    =======                      =======

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  For The Years Ended December 31,
                                                 ----------------------------------
                                                     2002         2001       2000
                                                 -----------   ---------   --------
      CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $     5,597   $   3,299   $ 12,066
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Realized gain on investment securities                (1,539)       (637)   (13,288)
Depreciation and amortization                            414       1,197        740
Provision for loan losses                                387         287         55
Increase in deferred taxes                               133        (426)     1,522

      CHANGES IN ASSETS AND LIABILITIES:
   (Increase) decrease in accrued
      interest receivable                               (707)       (659)       259
   Decrease (increase) other assets                    2,760       1,320        (81)
   Increase (decrease) in accrued interest
      payable and other liabilities                    1,316         616     (1,692)
                                                 -----------   ---------   --------
   Net cash provided by (used in)
      operating activities                             8,361       4,997       (419)
                                                 -----------   ---------   --------

      CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Madison Merchant
   Services, Inc.                                         --          --       (285)
Investment in The Berkshire Bank                          --          --       (105)
Cash paid for business acquired                           --     (20,222)        --
Cash of entities acquired                                 --       6,047         --
Investment securities available
   for sale
   Purchases                                      (1,729,416)   (461,048)   (84,247)
   Sales                                           1,603,261     359,278     77,212
Investment securities held to maturity
   Purchases                                              --    (167,800)   (19,909)
   Maturities                                            780     187,724      4,157
Net increase in loans                                (23,559)    (42,003)    (9,991)
Acquisition of premises and equipment                 (2,055)     (4,138)       (93)
                                                 -----------   ---------   --------

Net cash (used in) investing activities             (150,989)   (142,162)   (33,261)
                                                 -----------   ---------   --------

                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                              For The Years Ended December 31,
                                              --------------------------------
                                                 2002       2001       2000
                                               --------   --------   -------
      CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non interest
   bearing deposits                               1,157     15,654    (1,040)
Net increase in interest bearing deposits       133,885     57,611    34,600
(Decrease) increase in securities sold
   under agreements to repurchase                (7,083)    30,629    23,127
Issuance of long term debt                       34,923     24,778        --
Repayment of long term debt                     (19,502)   (12,000)       --
Acquisition of treasury stock                    (4,422)    (4,983)   (5,254)
Proceeds from exercise of common
   stock options                                    102         90        28
Dividends paid                                     (505)      (598)   (1,293)
                                               --------   --------   -------
Net cash provided by financing activities       138,555    111,181    50,168
                                               --------   --------   -------

      Net (decrease) increase in cash
         and cash equivalents                    (4,073)   (25,984)   16,488
      Cash and cash equivalents at
         beginning of year                     $ 10,383     36,367    19,879
                                               --------   --------   -------
      Cash and cash equivalents at
         end of year                           $  6,310   $ 10,383   $36,367
                                               ========   ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
      Cash used to pay interest                $ 12,474   $ 10,804   $ 4,012
      Cash used to pay income taxes            $  5,692   $  1,637   $ 7,163

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE A - ORGANIZATION AND PLAN OF MERGER AND CAPITALIZATION

     Organization

     Berkshire Bancorp Inc. ("Berkshire" or the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank").

     The Bank, a New York State chartered commercial bank, was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office and branch is in mid-town Manhattan. It has one branch in Brooklyn, NY, one branch in downtown Manhattan and four branches in Orange and Sullivan Counties in New York state.

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

     Mergers and Acquisitions

     On March 30, 2001, Berkshire completed its acquisition of GSB Financial Corporation ("GSB Financial"). As a result, GSB Financial merged with and into Berkshire and Goshen Savings Bank ("Goshen Bank") merged with and into The Berkshire Bank. Under the terms of the merger, each share of GSB Financial common stock was redeemed for $20.75, or converted into 0.6027 shares of Berkshire's common stock. As a result of this transaction, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note A - (continued)

                            For The Year Ended
                                December 31,
                            ------------------
                              2001       2000
                            -------    -------
                              (In thousands)
Interest income             $31,499    $26,019
Interest Expense             15,396     12,227
                            -------    -------
Net interest income          16,103     13,792
Provision for loan losses       547        190
Non-interest income           1,696     15,321
Non-interest expense         11,007      8,916
Net income                  $ 3,427    $12,531

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

     The Company provides disclosures under SFAS 131 Disclosures About Segments of an Enterprise and Related Information. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment and, accordingly, one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

2.   Investment Securities

     The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in securities are classified in one of three categories: held to maturity, trading or available for sale. Investments for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, and reported as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

3.   Loans and Allowance for Loan Losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

     The Company follows the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 140 is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets from transfers that are secured borrowings. The Company adopted SFAS 140 on April 1, 2001 and the adoption did not have a material impact upon the Company's consolidated financial statements.

     On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

     On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

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

6.   Goodwill

     Goodwill resulting from the acquisition of the Berkshire Bank and GSB Financial has been amortized on a straight-line basis over approximately 20 years and 15 years, respectively. Amortization expense for the years ended December 31, 2001 and 2000 was approximately $935,000 and $635,000, respectively.

     On June 29, 2001, SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets were issued. These statements resulted in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141, which was effective upon issuance, requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

impairment rather than amortize them. Upon adoption of SFAS 142, on January 1, 2002, the Company no longer amortized goodwill, thereby eliminating annual amortization expense of approximately $1.0 million.

     The following table presents a reconciliation of net income and earnings-per-share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with the provisions of SFAS No. 142.

                                                 For The Year Ended
                                                    December 31,
                                             -------------------------
                                              2002     2001      2000
                                             ------   ------   -------
                                      (In thousands, except per share amounts)
Reported net income                          $5,597   $3,299   $12,066
Add back: goodwill amortization                  --      935       635
                                             ------   ------   -------
Adjusted net income                          $5,597   $4,234   $12,701
                                             ======   ======   =======

   Basic earnings per share:
Reported basic earnings per share            $ 2.44   $ 1.41   $  5.76
Goodwill amortization                            --      .40       .30
                                             ------   ------   -------
Adjusted basic earnings per share            $ 2.44   $ 1.81   $  6.06
                                             ======   ======   =======

   Diluted earnings per share:
Reported diluted earnings per share          $ 2.43   $ 1.41   $  5.76
Goodwill amortization                            --      .40       .30
                                             ------   ------   -------
Adjusted diluted earnings per share          $ 2.43   $ 1.81   $  6.06
                                             ======   ======   =======

7.   Income Taxes

     The Company accounts for income taxes under the liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are allowance for loan losses, deferred loan fees, deferred compensation and securities available for sale.

8.   Net Income Per Share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

9.   Stock Based Compensation

     The Company follows SFAS No. 123 "Accounting for Stock Based Compensation." This statement introduced a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair value based method, public companies estimate the fair value of stock options using a pricing model, such as the Black-Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method. Entities that continue to account for stock option plans under the existing method (APB No. 25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used.

     At December 31, 2002, the Company has one stock-based employee compensation plan, which is more fully described in Note K. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                    For The Years Ended December 31,
                                                ----------------------------------------
                                                        2002     2001      2000
                                                       ------   ------   -------
                                                (In thousands, except per share amounts)

Net income                       As Reported:          $5,597   $3,299   $12,066
Less: Stock based compensation
   costs determined under fair
   value methods for all awards                           680      316       618
                                                       ------   ------   -------
                                 Pro Forma:            $4,917   $2,983   $11,448
                                                       ======   ======   =======

Basic earnings per share         As Reported:          $ 2.44   $ 1.41   $  5.76
                                 Pro Forma:              2.14     1.28      5.46

Diluted earnings per share       As Reported:            2.43     1.41      5.76
                                 Pro Forma:              2.14     1.28      5.46

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of December 31, 2001 and 2000, expected volatility of 22%, and 25%, respectively, risk-free interest of 5.34% and 6.37%, respectively, and expected lives of 5 years for all years. The Company did not grant options in 2002.

10.  Cash Equivalents

     The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

11.  Restrictions on Cash and Due From Banks

     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $1,155,000, $900,000 and $1,032,000 at December 31, 2002, 2001 and
2000, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

12.  Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)

                                                Year Ended
                                             December 31, 2002
                                    -----------------------------------
                                                    Tax
                                    Before tax   (expense)   Net of tax
                                      amount      benefit      Amount
                                    ----------   ---------   ----------
Unrealized gains on
   investment securities:

      Unrealized holding gains
         arising during period        $4,760      $(1,872)     $2,888

      Less reclassification
         adjustment for gains
         realized in net income        1,539         (616)        923
                                      ------      -------      ------

Unrealized gain (loss) on
investment securities                  3,221       (1,256)      1,965

Minimum pension liability               (340)         136        (204)
                                      ------      -------      ------

Other comprehensive
   income, net                        $2,881      $(1,120)     $1,761
                                      ======      =======      ======

                                                Year Ended
                                             December 31, 2001
                                    -----------------------------------
                                                    Tax
                                    Before tax   (expense)   Net of tax
                                      amount      benefit      Amount
                                    ----------   ---------   ----------
Unrealized gains (losses)
   on investment securities:

      Unrealized holding (losses)
         arising during period        $ 357        $(171)      $ 186

      Less reclassification
         adjustment for gains
         realized in net income         637         (255)        382
                                      -----        -----       -----

Other comprehensive
   loss, net                          $(280)       $  84       $(196)
                                      =====        =====       =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

                                              Year Ended
                                           December 31, 2000
                                  -----------------------------------
                                                 Tax
                                  Before tax   (expense)   Net of tax
                                    amount      benefit      Amount
                                  ----------   ---------   ----------
Unrealized gains (losses)
   on investment securities:

      Unrealized holding gains
         arising during period     $ 4,898      $(1,435)    $ 3,463

      Less reclassification
         adjustment for gains
         realized in net income     13,288       (5,315)      7,973
                                   -------      -------     -------
Other comprehensive
   loss, net                       $(8,390)     $ 3,880     $(4,510)
                                   =======      =======     =======

13.  Reclassifications

     Certain amounts in the December 31, 2001 and 2000 financial statements have been reclassified to conform to the current period's presentation.

NOTE C - INVESTMENT SECURITIES

     The following is a summary of held to maturity investment securities:

                                        December 31, 2002
                           -------------------------------------------
                                         Gross        Gross
                           Amortized   unrealized   unrealized   Fair
                             Cost        gains        losses     value
                           ---------   ----------   ----------   -----
                                         (In thousands)
Investment securities
U.S. Government Agencies     $833          $3           $(1)     $835
                             ----         ---           ---      ----
   Totals                    $833          $3           $(1)     $835
                             ====         ===           ===      ====

                                        December 31, 2001
                           --------------------------------------------
                                         Gross        Gross
                           Amortized   unrealized   unrealized   Fair
                             Cost        gains        losses     value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Investment securities
U.S. Government Agencies    $1,613         $8          $(23)     $1,598
                            ------        ---          ----      ------
   Totals                   $1,613         $8          $(23)     $1,598
                            ======        ===          ====      ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

     The following is a summary of available-for-sale investment securities:

                                            December 31, 2002
                             ----------------------------------------------
                                           Gross        Gross
                             Amortized   unrealized   unrealized     Fair
                                Cost       gains        losses       value
                             ---------   ----------   ----------   --------
                                             (In thousands)
Investment securities
U.S. Treasury and Notes      $ 20,110      $  103        $  --     $ 20,213
U.S. Government Agencies      301,224       2,376           (3)     303,597
Mortgage-backed securities      6,256           6           --        6,262
Corporate notes                 3,878         495         (297)       4,076
Marketable equity
   securities and other        36,383         242         (148)      36,477
                             --------      ------        -----     --------
   Totals                    $367,851      $3,222        $(448)    $370,625
                             ========      ======        =====     ========

                                            December 31, 2001
                             ----------------------------------------------
                                           Gross        Gross
                             Amortized   unrealized   unrealized    Fair
                               Cost        gains        losses      value
                             ---------   ----------   ----------   --------
                                             (In thousands)
Investment securities
U.S. Treasury and Notes      $ 30,012       $ 34        $    (8)   $ 30,038
U.S. Government Agencies      170,610        589         (1,043)    170,156
Mortgage-backed securities      2,493          6             --       2,499
Corporate notes                   751          1           (113)        639
Marketable equity
   securities and other        37,547         87             --      37,634
                             --------       ----        -------    --------
   Totals                    $241,413       $717        $(1,164)   $240,966
                             ========       ====        =======    ========

     The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2002 and 2001 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           December 31, 2002
                               ----------------------------------------
                                Available for Sale    Held to Maturity
                               --------------------   -----------------
                               Amortized     Fair     Amortized   Fair
                                 Cost        Value      Cost      Value
                               ---------   --------   ---------   -----
                                            (In thousands)
Due in one year or less        $  1,078    $  1,051     $ --      $ --
Due after one through five
   years                        143,467     144,797       --        --
Due after five through ten
   years                        127,385     128,372      168       169
Due after ten years              59,538      59,928      665       666
Marketable equity securities
   and other                     36,383      36,477       --        --
                               --------    --------     ----      ----
   Totals                      $367,851    $370,625     $833      $835
                               ========    ========     ====      ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

     Gross gains realized on the sales of investment securities for the years ended December 31, 2002, 2001 and 2000 were $1.54 million, $637,000 and $13.29 million, respectively. Losses were not material for these periods.

     As of December 31, 2002 and 2001, securities sold under agreements to repurchase with a book value of approximately $64.84 million and $56.75 million, respectively, were outstanding. As of December 31, 2002 and 2001, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

     On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which represents our initial purchase price in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. In addition, the Bank had loans outstanding totaling $295,000 to this company which are being repaid as a result of this transaction. The purchase price to Berkshire and the amounts owed to the Bank are being paid in the form of a note to be held by the Bank.

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

     At December 31, 2002 and 2001, the Company owned 130,000 shares of Executone Common Stock which have been classified as available-for-sale securities, all other shares having been sold during 1999 and 2000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE D - LOANS

     Major classifications of loans are as follows:

                                    December 31,   December 31,
                                       2002           2001
                                    ------------   ------------
                                          (In thousands)
Commercial and professional loans     $ 16,704       $ 19,130
Secured by real estate
   1 - 4 family                        180,730        165,195
   Multi family                          8,958         11,186
   Non-residential                      65,809         51,893
Consumer                                 4,051          4,689
Other                                       --            140
                                      --------       --------
                                       276,252        252,233
Deferred loan fees                        (755)          (193)
Allowance for loan losses               (2,315)        (2,030)
                                      --------       --------
                                      $273,182       $250,010
                                      ========       ========

      Changes in the allowance for loan losses are as follows:

                         For The Years Ended December 31,
                         --------------------------------
                              2002     2001     2000
                             ------   ------   ------
                                  (In thousands)
Balance at beginning
   of year                   $2,030   $1,108   $  923
Provision charged to
   operations                   387      287       55
Loans charged off               199       97       --
Recoveries                       97       41      130
Acquisition of GSB
   Financial Corp                --      691       --
                             ------   ------   ------
Balance at end of year       $2,315   $2,030   $1,108
                             ======   ======   ======

     The Company had $59,000, $9,000 and $0 non accrual loans as of December 31, 2002, 2001 and 2000, respectively. The Company did not have any impaired loans as of December 31, 2002, 2001 and 2000. The Company had approximately $0, $58,000 and $0 of loans past due more than 90 days and still accruing interest as of December 31, 2002, 2001 and 2000, respectively.

     The Company, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2002, loans to these related parties amounted to $13.9 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties at December 31, 2002, resulted in new loans of $5.2 million and repayments of approximately $369,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE E - PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows:

                                 Estimated     December 31,   December 31,
                                useful lives       2002           2001
                               -------------   ------------   ------------
                                                     (In thousands)
Land                           Indefinite         $ 1,817       $ 1,817
Buildings                      39 years               838           838
Furniture and equipment        3 to 10 years        2,196         1,594
Leasehold improvements         2 to 10 years          612           585
Construction in progress                            5,056         3,765
                                                  -------       -------
                                                   10,519         8,599
Accumulated depreciation and
   amortization                                    (1,543)       (1,153)
                                                  -------       -------
Total                                             $ 8,976       $ 7,446
                                                  =======       =======

     Depreciation and amortization expense was approximately $279,000, $249,000 and $104,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE F - DEPOSITS

     The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $108.72 million, $68.88 million and $55.32 million as of December 31, 2002, 2001 and 2000, respectively.

The scheduled maturities of all certificates of deposit are as follows:

       December 31, 2002
       -----------------
         (In thousands)
2003        $299,691
2004          12,167
2005              63
2006              46
2007              12
            --------
            $311,979
            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE G - BORROWINGS

     Short-Term Borrowings Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                               Year Ended December 31,
                                            ---------------------------
                                              2002      2001      2000
                                            -------   -------   -------
                                               (Dollars in Thousands)
Securities sold under repurchase
   agreements and federal funds purchased

   Balance at year-end                      $46,673   $53,756   $23,127
   Average during the year                  $38,433   $13,372    12,367
   Maximum month-end balance                $47,407   $53,756    24,495
   Weighted average rate during the year       1.79%     3.62%     5.85%
   Rate at December 31                         1.46%     1.67%     5.75%

     Long-Term Borrowings At December 31, 2002, advances from the Federal Home Loan Bank ("FHLB") totaling $57,699,000 will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 4.69%. Unused lines of credit at the FHLB were $33.21 million at December 31, 2002.

     Outstanding long-term borrowings mature as follows (in thousands):

   Year       Amount
----------   -------
2003         $   500
2004               0
2005           1,000
2006           7,935
2007          34,264
Thereafter    14,000
             -------

Total        $57,699
             =======

NOTE H - EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                       Year Ended December 31, 2002
                                  (in thousands, except per share data)
                                 ---------------------------------------
                                    Income         Shares      Per share
                                 (numerator)   (denominator)    amount
                                 -----------   -------------   ---------
Basic earnings per share
   Net income available to
      common stockholders           $5,597         2,292         $2.44
Effect of dilutive securities
   Options                              --            11          (.01)
                                    ------         -----         -----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $5,597         2,303         $2.43
                                    ======         =====         =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE H - (continued)

     Options to purchase 115,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the year ended December 31, 2002. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                       Year Ended December 31, 2001
                                  (in thousands, except per share data)
                                 ---------------------------------------
                                    Income         Shares      Per share
                                 (numerator)   (denominator)    amount
                                 -----------   -------------   ---------
Basic earnings per share
   Net income available to
      common stockholders           $3,299          2,326        $1.41
Effect of dilutive securities
   Options                              --             10           --
                                    ------          -----        -----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $3,299          2,336        $1.41
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

                                       Year Ended December 31, 2000
                                  (in thousands, except per share data)
                                 ---------------------------------------
                                    Income         Shares      Per share
                                 (numerator)   (denominator)    amount
                                 -----------   -------------   ---------
Basic earnings per share
   Net income available to
      common stockholders          $12,066         2,095         $5.76
Effect of dilutive securities
   Options                              --             1            --
                                   -------         -----         ------
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions          $12,066         2,094         $5.76
                                   =======         =====         =====

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE I - INCOME TAXES

     The components of income tax expense are as follows:

                                  Years Ended December 31,
                           -------------------------------------
                              2002         2001          2000
                           ----------   ----------   -----------
Current                    $4,216,000   $1,702,000   $ 8,390,000
Deferred Taxes (Benefit)      133,000      426,000    (1,522,000)
                           ----------   ----------   -----------
                           $4,349,000   $2,128,000   $ 6,868,000
                           ==========   ==========   ===========

     A reconciliation of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                         Years Ended December 31,
                                 ------------------------------------
                                    2002         2001         2000
                                 ----------   ----------   ----------
Effective Tax Reconciliation
Tax at statutory rate            $3,381,000   $1,846,000   $6,438,000
State and City, net of federal
   income tax benefit               940,000      612,000      756,000
Nondeductible expenses,
   including goodwill                    --      217,000     (144,000)
Tax exempt income                   (53,000)     (44,000)    (182,000)
Other                                81,000     (503,000)          --
                                 ----------   ----------   ----------
Actual provision for
   income taxes                  $4,349,000   $2,128,000   $6,868,000
                                 ==========   ==========   ==========

     The tax effect of the principal temporary differences at December 31, 2002 and 2001 are as follows:

                                           December 31,
                                     ------------------------
                                        2002          2001
                                     -----------   ----------
Net deferred tax assets
   Net operating losses              $        --   $  107,000
   Loan loss provision                 1,095,000      973,000
   Depreciation                           20,000       33,000
   Other                                 (15,000)     120,000
   Unrealized loss, minimum
      pension liability adjustment       136,000           --
   Unrealized (gain) loss on
      investment securities           (1,124,000)     132,000
                                     -----------   ----------
Net deferred tax asset
   included in other assets          $  (112,000)  $1,365,000
                                     ===========   ==========

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

NOTE K - STOCK PLANS

     In March 1999, the stockholder's of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 115,375 and 120,875 as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, 62,126 options and 70,721 options, respectively, were outstanding as a result of the GSB acquisition. The Company did not grant options in 2002.

A summary of activity with respect to the Stock Option Plan follows:

                                                 December 31,
                        -------------------------------------------------------------
                               2002                 2001                  2000
                        ------------------   ------------------   -------------------
                                  Weighted             Weighted              Weighted
                                   Average              Average               Average
                                  Exercise             Exercise              Exercise
                         Shares    Price      Shares    Price      Shares      Price
                        -------   --------   -------   --------   --------   --------
Outstanding at
   beginning of year    191,596    $29.74     50,375    $36.67     212,375    $13.83
Granted                      --    $   --    152,496    $27.68       5,000    $31.75
Cancelled                (6,509)   $27.13     (7,443)   $29.84    (151,000)   $ 7.21
Exercised                (7,586)   $21.75     (3,832)   $23.59     (16,000)   $10.08
                        -------              -------              --------
Outstanding at
   end of year          177,501    $30.30    191,596    $29.74      50,375    $36.67
                        =======              =======              ========
Exercisable at
   end of year          167,500    $33.09     84,799    $31.63      45,375    $37.21
                        =======              =======              ========
Weighted average fair
   value of options
   granted during the
   year                            $   --               $ 9.54                $11.14
                                   =======              ======                ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

     The following table summarizes information about options outstanding at December 31, 2002:

                  Options Outstanding                        Options Exercisable
--------------------------------------------------------   -----------------------
                    Number         Weighted                   Number
                   outstanding     average      Weighted   outstanding    Weighted
                       at         remaining      average       at          average
   Range of       December 31,   contractual    exercise   December 31,   exercise
exercise prices       2002       life (years)    price        2002          price
---------------   ------------   ------------   --------   ------------   --------
$17.94 - 26.34        54,447        5.59         $25.20       45,981       $25.05
 27.79 - 38.00       123,054        4.02          32.56      121,519        36.13
                     -------                                 -------
                     177,501                                 167,500
                     =======                                 =======

NOTE L - EMPLOYEE BENEFIT PLANS

1.   Retirement Income Plan

     The Company has a Retirement Income Plan (the "Retirement Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. Benefits were based upon a combination of employee compensation and years of service. The Company paid the entire cost of the plan for its employees and funded such costs as they accrued. The Company's funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equity and fixed income mutual funds.

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

     Assumptions used in the accounting were:

                                  December 31,
                                  ------------
                                  2002    2001
                                  ----    ----
Discount rates-liability          7.25%   7.50%
Long-term rate of return-assets   8.50%   8.50%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE L - (continued)

     A summary of the components of net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                            December 31,
                                 ---------------------------------
                                   2002        2001        2000
                                 ---------   ---------   ---------
Service cost-benefits earned
   during the period             $  48,883   $  68,214   $  50,075
Interest cost on projected
   benefit obligation               98,897     103,364      98,525
Expected return on plan assets    (148,973)   (177,560)   (184,740)
Net amortization and deferral       18,370      10,913      (5,121)
                                 ---------   ---------   ---------
Net pension cost/(income) of
   defined benefit plan          $  17,177   $   4,931   $ (41,261)
                                 =========   =========   =========

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2002 and 2001:

                                           December 31,
                                     -------------------------
                                        2002          2001
                                     -----------   -----------
Actuarial present value of vested
   accumulated benefit obligations   $ 1,435,631   $ 1,413,923
Actuarial present value of
   accumulated benefit obligations     1,441,790     1,416,491
                                     -----------   -----------
Projected benefit obligations        $(1,441,790)  $(1,496,907)
Fair value of plan assets              1,515,166     1,809,700
                                     -----------   -----------
Excess of projected benefit
   obligation over fair value
   of plan assets                         73,376       312,793
Unrecognized prior service cost          175,984       194,354
Unrecognized net loss                    342,903       102,293
Adjustment required to recognize
   minimum liability                           0             0
                                     -----------   -----------
Prepaid pension cost, included
   in other assets                   $   592,263   $   609,440
                                     ===========   ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE L - (continued)

2.   Former Goshen Bank Pension Plan

     The Bank, as successor to Goshen Bank, had a non-contributory defined benefit pension plan covering substantially all of its employees. In the fourth quarter of 2000, the Goshen Bank froze its defined benefit pension plan and provided that there would be no further accruals under the plan. On October 24, 2002, the Board of Directors of the Bank approved the termination of this plan. Upon the notice of termination, all participant benefits vest 100%.

                                               December 31,
                                             ---------------
                                              2002     2001
                                             ------   ------
                                              (In thousands)
Change in benefit obligation
   Benefit obligation at beginning of year   $1,193   $1,116
   Service cost                                  --       --
   Interest cost                                 84       85
   Actual loss                                   85       81
   Benefits paid                                (91)     (89)
                                             ------   ------
   Benefits obligations at end of year        1,271    1,193

Change in plan assets
   Fair value of plan assets
      at beginning of year                    1,309    1,518
   Actual return on plan assets                (917)    (127)
   Employer contribution                         --        7
   Benefits paid                                (91)     (89)
                                             ------   ------
   Fair value of plan assets
      at end of year                          1,127    1,309
   Funded status                               (144)     116
   Unrecognized net actuarial loss              340       80
                                             ------   ------
   Prepaid benefit cost (included in
      other assets)                          $  196   $  196
                                             ======   ======

Net pension cost included the following components:

                                     Year Ended December 31,
                                     -----------------------
                                           2002   2001
                                           ----   ----
                                         (In thousands)
Service cost                               $ --   $ --
Interest cost on projected benefit
   obligation                                84     85
Expected return on plan assets              (88)   (99)
Purchase accounting change                   --     61
                                           ----   ----
Net periodic benefit cost                  $  4   $ 47
                                           ====   ====

     The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% and 8.00% in 2002 and 2001, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE L - (continued)

3.   Postretirement Welfare Plan

     In addition to pension benefits, the Bank, as successor to Goshen Bank provides certain health care and life insurance benefits for retired employees and their spouses. The postretirement health care and life insurance benefits plan was terminated for persons retiring after December 31, 1998. Eligible employees retired on or before that date will have benefits paid through the plan under the agreed upon terms existing at the employee's retirement date.

                                              December 31,
                                             -------------
                                              2002    2001
                                             -----   -----
                                             (In thousands)
Change in benefit obligation
   Benefit obligation at beginning of year   $ 712   $ 667
   Service cost                                 --      --
   Interest cost                                50      51
   Actual gain                                   9      48
   Benefits paid                               (53)    (54)
                                             -----   -----
   Benefits obligation at end of year          718     712
                                             -----   -----

Change in plan assets
   Fair value of plan assets
      at beginning of year                      --      --
   Actual return on plan assets                 --      --
   Employer contribution                        53      54
   Benefits paid                               (53)    (54)
                                             -----   -----
   Fair value of plan assets
      at end of year                            --      --
                                             -----   -----

   Funded status                              (718)   (712)
   Unrecognized net actuarial loss              13       4
                                             -----   -----
   Accrued benefit cost (included in
      other liabilities)                     $ 705   $ 708
                                             =====   =====

Net benefit cost included the following components:

                               Year Ended December 31,
                               -----------------------
                                     2002   2001
                                     ----   ----
                                    (In thousands)
Service cost                          $--    $--
Interest cost on projected
   benefit obligation                  50     51
Actual return on plan assets           --     --
                                      ---    ---
Net periodic benefit cost             $50    $51
                                      ===    ===

     The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 8.00% in 2002 and 2001, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE L - (continued)

4.   401(k) Plans

     The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary.

     Goshen Bank had a 401(k) profit sharing plan which covered substantially all employees of the Goshen Bank prior to the acquisition by Berkshire. Each employee could contribute up to 10% of their salary. Goshen Bank matched 100% of the employee contribution up to a maximum of 3% of the employee's salary. This plan was terminated and merged into the Bank's plan effective October 2001.

     The expense was $105,000 for the year ended December 31, 2002, $57,000 for both the Bank and Goshen Bank plans for the year ended December 31, 2001 and $29,000 for the Bank's plan for the year ended December 31, 2000.

5.   Deferred Compensation Arrangements

     GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2002 and 2001, the balance accumulated under these arrangements was approximately $248,000 and $242,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

NOTE M - COMMITMENTS AND CONTINGENCIES

1. Leases and Other Commitments

     The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2003 through 2007. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

Year Ending    (In thousands)
December 31,
------------
    2003           $  900
    2004              534
    2005              413
    2006              292
    2007              979
                   ------
                   $3,118
                   ======

     Rental expense was approximately $811,000, $717,000 and $335,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Included in rental expense was approximately $255,000, $255,000 and $18,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively, which was paid to a company affiliated with a director of the Company.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2002 and 2001 are outlined below.

     For cash and cash equivalents, the recorded book values of $6.31 million and $10.38 million at December 31, 2002 and 2001, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                December 31,
                                ---------------------------------------------
                                         2002                  2001
                                ---------------------   ---------------------
                                Carrying    Estimated   Carrying    Estimated
                                 amount    fair value    amount    fair value
                                --------   ----------   --------   ----------
                                              (In thousands)
Investment securities           $371,458    $371,460    $242,579    $242,564
Loans, net of unearned income    275,497     278,252     252,040     289,482
Time Deposits                    311,979     312,117     199,951     200,237

     The net loan portfolio at December 31, 2002 and 2001 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

     The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amount of accrued interest payable approximates its fair value.

     The fair values of the securities sold under agreements to repurchase and other long-term borrowings totaling $104.37 million and $96.03 million are estimated to approximate their recorded book balances at December 31, 2002 and 2001, respectively.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE N - (continued)

     The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps are approximately $53,000 and $22,000 at December 31, 2002 and 2001, respectively.

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

     Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                             December 31,
                                          -----------------
                                            2002     2001
                                          -------   -------
                                            (In thousands)
Commitments to extend credit              $13,432   $ 7,718
Standby letters of credit and financial
   guarantees written                         750       529
                                          -------   -------
                                          $14,182   $ 8,247
                                          =======   =======
Interest rate caps-notional amount        $20,000   $20,000
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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2002 varies up to 100%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE O - (continued)

     The Bank grants loans primarily to customers in New York and its immediately adjacent suburban communities. Although the Bank has a diversified loan portfolio, a large portion of their loans are secured by commercial or residential real property. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Bank has a diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.

     The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these are highly effective in offsetting changes in the value of the hedged items. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the years ended December 31, 2002 and 2001.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note P - (continued)

     The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2002 and 2001 (dollars in thousands):

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                               Actual        adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                           Amount    Ratio    Amount    Ratio     Amount    Ratio
                                           ------    -----    ------    -----    -------    -----
December 31, 2002
Total Capital (to Risk-Weighted Assets)
   Company                                 $80,811   12.3%    $23,801   >=8.0%   $    --     N/A
   Bank                                     53,687   19.4%     22,193   >=8.0%    27,741   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  78,496   26.4%     11,900   >=4.0%        --     N/A
   Bank                                     51,372   18.5%     11,096   >=4.0%    16,645   >= 6.0%
Tier I Capital (to Average Assets)
   Company                                  78,496   27.2%     25,468   >=4.0%        --     N/A
   Bank                                     51,372    7.8%     26,210   >=4.0%    32,763   >= 5.0%

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                               Actual        adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                           Amount    Ratio    Amount    Ratio    Amount    Ratio
                                           ------    -----    ------    -----    ------    -----

December 31, 2001
Total Capital (to Risk-Weighted Assets)
  Company                                   79,867   20.5%    20,097    >=8.0%       --     N/A
  Bank                                      48,110   20.4%    18,841    >=8.0%   23,551   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                   77,837   31.0%    10,048    >=4.0%       --     N/A
  Bank                                      46,080   19.6%     9,421    >=4.0%   14,130   >= 6.0%
Tier I Capital (to Average Assets)
  Company                                   77,837   20.5%    15,194    >=4.0%       --     N/A
  Bank                                      46,080    9.6%    19,190    >=4.0%   23,988   >= 5.0%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                   CONDENSED BALANCE SHEETS
                        (In Thousands)

                                                 December 31,
                                              -----------------
                                                2002      2001
                                              -------   -------
ASSETS

Cash                                          $ 7,439   $16,449
Equity investment in subsidiaries              71,276    64,225
Investment in securities available for sale     6,147     3,993
Loans                                           8,420     6,478
Accrued interest receivable                       430        37
Premises and equipment                          5,056     3,764
Other assets                                      294     1,371
                                              -------   -------
Total assets                                  $99,062   $96,317
                                              =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                             $   537   $   325

Stockholders' equity
Common stock                                      256       256
Additional paid-in capital                     89,890    89,914
Retained earnings                              16,145    11,053
Accumulated other comprehensive income
   (loss), net                                  1,480      (281)
Common stock in treasury, at cost              (9,246)   (4,950)
                                              -------   -------
Total stockholders' equity                     98,525    95,992
                                              -------   -------
                                              $99,062   $96,317
                                              =======   =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                            For The Years Ended December 31,
                            --------------------------------
                                 2002     2001     2000
                                ------   ------   -------
INCOME
Interest income from
   the Bank                     $  207   $  836   $ 1,750
Interest income                  1,149    1,079     2,011
Gain on sales of
   investment securities             7       31    13,288
Other income (loss)                (73)     (92)      759
                                ------   ------   -------
Total income                     1,290    1,854    17,808

EXPENSES
Salaries and employee
   benefits                        243      217       111

Other expenses                     505      661       648
                                ------   ------   -------
Total expenses                     748      878       759
                                ------   ------   -------
Income before income
   taxes and equity in
   undistributed net
   income of the Bank              542      976    17,049

Equity in undistributed
   net income of the Bank        5,405    2,199       723
                                ------   ------   -------
Income before taxes              5,947    3,175    17,772
Provision (benefit) for
   income taxes                    350     (124)    5,706
                                ------   ------   -------
Net income                      $5,597   $3,299   $12,066
                                ======   ======   =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE Q - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                         For The Years Ended December 31,
                                         --------------------------------
                                           2002      2001       2000
                                         -------   --------   --------
  Operating activities:
Net income                               $ 5,597   $  3,299   $ 12,066
Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
Gain on sales of investment securities        (7)       (31)   (13,288)
Equity in undistributed net income of
   the Bank                               (5,405)    (2,199)      (723)
Increase (decrease in other
   liabilities                               214     (1,153)    (5,932)
(Increase) decrease in other assets          840      3,624       (445)
                                         -------   --------   --------

 Net cash provided by (used in)
   operating activities                    1,239      3,540     (8,322)
                                         -------   --------   --------

   Investing activities:
Investment in subsidiaries and
   affiliates                                 --         --       (390)
Cash paid for acquisition                     --    (20,222)        --
Proceeds from sales of common stock           --         --     13,267
Investment securities available
   for sale
   Purchases                              (2,965)        --         --
   Sales                                     775      1,124      4,421
Net (increase) decrease in loans          (1,942)     1,465      1,927
Purchase of premises and equipment        (1,292)    (3,764)        --
                                         -------   --------   --------
Net cash provided by (used in)
   investing activities                   (5,424)   (21,397)    19,290
                                         -------   --------   --------

   Financing activities:
Proceeds from exercise of
   common stock options                      102         90         28
Acquisition of treasury stock             (4,422)    (4,983)    (5,254)
Dividends paid                              (505)      (598)    (1,293)
                                         -------   --------   --------
Net cash (used in) financing
   activities                             (4,825)    (5,491)    (6,519)
                                         -------   --------   --------

   Net increase (decrease) in
      cash and cash equivalents           (9,010)   (23,348)     4,384
   Cash and cash equivalents at
      beginning of year                   16,449     39,797     35,413
                                         -------   --------   --------
   Cash and cash equivalents at
      end of year                        $ 7,439   $ 16,449   $ 39,797
                                         =======   ========   ========

Supplemental disclosures of cash
   flow information:
   Cash used to pay income taxes         $   146   $  1,385   $  6,418

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

                                                Three Months Ended
                                 -----------------------------------------------
                                 March 31   June 30   September 30   December 31
                                 --------   -------   ------------   -----------
               2002
Interest income                   $ 7,316   $ 8,097      $ 8,495       $ 8,334
Interest expense                   (3,050)   (3,358)      (3,564)       (3,444)
                                  -------   -------      -------       -------
Net interest income                 4,266     4,739        4,931         4,890
Provision for loan losses             (50)     (107)        (200)          (30)
Gain on sale of securities            196       127          681           535
Other operating income                273       218          117           140
Other operating expenses           (2,399)   (2,802)      (2,898)       (2,681)
                                  -------   -------      -------       -------
Income before taxes                 2,286     2,175        2,631         2,854
Provision (benefit) for taxes         980       988        1,118         1,263
                                  -------   -------      -------       -------
Net income                        $ 1,306   $ 1,187      $ 1,513       $ 1,591
                                  =======   =======      =======       =======

Per share data
   Net income per common share
   Basic                          $   .55   $   .51      $   .67       $   .71
                                  =======   =======      =======       =======
   Diluted                        $   .55   $   .51      $   .67       $   .70
                                  =======   =======      =======       =======

                                                Three Months Ended
                                 -----------------------------------------------
                                 March 31   June 30   September 30   December 31
                                 --------   -------   ------------   -----------
               2001
Interest income                   $ 3,728   $ 6,789      $ 7,186       $ 7,238
Interest expense                   (1,712)   (3,531)      (3,435)       (3,199)
                                  -------   -------      -------       -------
Net interest income                 2,016     3,258        3,751         4,039
Provision for loan losses             (10)      (37)        (115)         (125)
Gain on sale of securities              3       480           12           142
Other operating income                165       258          174           189
Other operating expenses           (1,267)   (2,326)      (2,464)       (2,716)
                                  -------   -------      -------       -------
Income before taxes                   907     1,633        1,358         1,529
Provision (benefit) for taxes         501       705          714           208
                                  -------   -------      -------       -------
Net income                        $   406   $   928      $   644       $ 1,321
                                  =======   =======      =======       =======

Per share data
   Net income per common share
   Basic                          $   .21   $   .37      $   .26       $   .57
                                  =======   =======      =======       =======
   Diluted                        $   .21   $   .37      $   .26       $   .57
                                  =======   =======      =======       =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the
Company:

Name                    Age   Position(s)
----                    ---   ----------------------------
Steven Rosenberg        54    President, Director
William L. Cohen        61    Director
Thomas V. Guarino       49    Director
Moses Marx              67    Director
Randolph B. Stockwell   56    Director
Moses Krausz            62    President of The Berkshire Bank
David Lukens            53    Senior Vice President, Chief Financial Officer of
                                 The Berkshire Bank

     Mr. Rosenberg has served as President and Chief Executive Officer of the Company since March 1999 and as Vice President and Chief Financial Officer of the Company from April 1990 to March 1990. He continues to serve as Chief Financial Officer. Mr. Rosenberg was elected a director in May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc. (a developer and manufacturer of healthcare products).

     Mr. Cohen was elected a director in July 1993. He has been a private investor for over five years. Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, from 1980 to 2000.

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

Audit Committee Members, Financial Expert and Independence

     The Board of Directors of the Company has established an Audit Committee comprised of three independent directors, Messrs. William L. Cohen, Thomas V. Guarino and Randolph B. Stockwell. All of the members of the Audit Committee meet the independence requirements under current National Association of Securities Dealers corporate governance standards for companies whose securities are quoted on NASDAQ. Based upon their education and relevant experience, the Board of Directors has determined that Messrs. Guarino and Stockwell each qualify as financial experts as defined by the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission.

Principal Accountant Fees and Services

     The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

                                                               Fiscal Year Ended   Fiscal Year Ended
                                                               December 31, 2002   December 31, 2001
                                                               -----------------   -----------------
Audit Fees                                                         $111,399            $ 86,500

Audit Related Fees: Professional services rendered for                6,498              12,381
employee benefit plan audits, accounting assistance in
connection with acquisitions and consultations related to
financial accounting and reporting standards

Tax Fees                                                             71,009              59,478

All Other Fees: Professional services rendered for corporate             --                  --
support

ITEM 11. Executive Compensation

     The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for the fiscal ended December 31, 2002, and to each of the other executive officers who were paid more than $100,000 during the fiscal year ended December 31, 2002.

                         Summary Compensation Table (1)

                                          Annual Compensation
                                          -------------------
                                                                 All Other
  Name and Principal Position      Year    Salary     Bonus     Compensation
--------------------------------   ----   --------   --------   ------------
Steven Rosenberg                   2002   $167,500   $     --     $    --
   President, Chief Executive      2001   $152,500   $     --     $    --
   Officer and Chief Financial
   Officer                         2000   $125,000   $     --     $    --

Moses Krausz                       2002   $347,288   $175,000     $10,050(2)
   President and Chief Executive   2001   $330,750   $175,000     $ 9,300(2)
   Officer of The Berkshire Bank   2000   $310,000   $175,000     $ 8,665(2)

David Lukens                       2002   $125,000   $ 24,000     $ 5,367(3)
   Senior Vice President and       2001   $115,000   $ 24,000     $ 4,988(3)
   Chief Financial Officer of
   The Berkshire Bank              2000   $103,500   $ 18,000     $   812(3)

----------
(1) Does not include one employee of The Berkshire Bank, not deemed to be an executive officer of the Company, who was paid $122,000 in fiscal 2000. Does not include the annual retirement credits of 5% of gross wages under the Company's Retirement Income Plan.

(2) Consists of contributions by the Company to a 401(k) account of $6,000, $5,250 and $5,250, respectively, in 2002, 2001 and 2000, and income associated with life insurance coverage in excess of $50,000.

(3) Consists of contributions by the Company to a 401(k) account of $4,470 and $4,170, respectively, in 2002 and 2001, and income associated with life insurance coverage in excess of $50,000 in 2002, 2001 and 2000.

                        Option Grants in Last Fiscal Year

     There were no stock option grants during the fiscal year ended December 31, 2002.

         Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2002, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2002 by any of the individuals named in the Summary Compensation Table.

                                            Number of
                                           Unexercised
                    Shares                 Options at
                   Acquired              Fiscal Year-End     Value of Unexercised
                      on        Value          (#)         In-the-Money Options at
                   Exercise   Realized     Exercisable       Fiscal Year-End ($)
Name                  (#)        ($)     /Unexercisable    Exercisable/Unexercisable
----               --------   --------   ---------------   -------------------------
Steven Rosenberg     -0-        -0-        10,000 / 0              43,100 / 0
Moses Krausz         -0-        -0-        50,000 / 0              86,200 / 0
David Lukens         -0-        -0-        10,000 / 0              34,350 / 0

----------
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Compensation of Directors

     Each director who is not also an employee of the Company (a "Non-Employee Director") receives a stipend of $12,000 per annum and $1,000 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each Non-Employee Director also receives fees ranging from $100 to $1,000 for telephonic meetings of the Board or a Board Committee depending upon the length of the meeting. In addition, see "1999 Stock Incentive Plan" below.

1999 Stock Incentive Plan

     The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2002, options to acquire 187,419 shares of common stock have been granted under this plan and 12,581 options are available for future grants.

Retirement Income Plan

     The Company has a Retirement Income Plan (the "Retirement Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. Benefits were based upon a combination of employee compensation and years of service. The Company paid the entire cost of the plan for its employees and funded such costs as they accrued. The Company's funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equity and fixed income mutual funds.

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

     A participant in the Plan accumulates a balance in his or her retirement account by receiving: (i) an annual retirement credit of 5% of gross wages paid during the year, but not in excess of the applicable annual maximum compensation permitted to be taken into account under Internal Revenue Service guidelines for each year of service; and (ii) an annual interest credit based upon the 30-year
U. S. Treasury securities rate. The Company pays the entire cost of the Plan for its employees and funds such costs as they accrue.

     The estimated annual benefits payable under the Plan upon retirement (at the normal retirement age of 65) for Messrs. Rosenberg and Lukens are approximately $160,000 and $15,000, respectively. In accordance with the laws currently governing the Plan, the estimated annual benefit payable to Mr. Rosenberg is not expected to increase. Mr. Krausz is not a participant in the Plan. (see Note L of Notes to Consolidated Financial Statements).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plans.

     The following table sets forth certain information as of March 14, 2003 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                        Number of      Percent
                                         Shares       of Class
                                       ----------     --------
William Cohen                              2,500 (1)     *
Thomas V. Guarino                         31,781 (2)    1.4%
Moses Krausz                              64,800 (3)    2.8%
David Lukens                              10,200 (4)     *
Moses Marx                             1,048,620 (5)   46.8%
160 Broadway
New York, NY 10038
Steven Rosenberg                          20,861 (6)     *
Randolph B. Stockwell                      8,000 (7)     *
All executive officers and directors
as a group (7 persons)                 1,186,762 (8)   51.1%

----------
* Less than 1%

(1) Includes 1,000 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1999 Stock Incentive Plan.

(2) Includes 13,195 shares issuable upon the exercise of options which have been granted to Mr. Guarino under the Company's 1999 Stock Incentive Plan. Includes 2,286 shares held in trust for minor children and 301 shares held by Mr. Guarino's wife

(3) Includes 50,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under the Company's 1999 Stock Incentive Plan. Does not include 503 shares owned by Mr. Krausz's spouse.

(4) Includes 10,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under the Company's 1999 Stock Incentive Plan.

(5) Includes 1,000 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1999 Stock Incentive Plan and 125,000 shares owned by Momar Corporation. Does not include 43,067 shares owned by Eva and Esther, L.P. of which Mr. Marx has an 80.5% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.

(6) Includes 10,000 shares issuable upon the exercise of options which have been granted to Mr. Rosenberg under the Company's 1999 Stock Incentive Plan.

(7) Includes 1,000 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1999 Stock Incentive Plan.

(8) Includes 86,195 shares of Common Stock which are issuable upon the exercise of outstanding options.

Equity Compensation Plans

     The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002.

                                                                                    (c)
                                                                           Number of securities
                                   (a)                    (b)             remaining available for
                        Number of securities to     Weighted-average       future issuance under
                        be issued upon exercise    exercise price of     equity compensation plans
                        of outstanding options,   outstanding options,     (excluding securities
Plan Category             warrants and rights     warrants and rights     reflected in column (a)
-------------           -----------------------   --------------------   -------------------------
Equity compensation             177,501                 $30.30                    12,581
plans approved by
security holders

Equity compensation                  --                     --                        --
plans not approved by
security holders

Total                           177,501                 $30.30                    12,581

ITEM 13. Certain Relationships and Related Transactions.

     In April 2001 and June 1999, the Company made term loans in the principal amount of $2,000,000 and $2,000,000, respectively, to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar. Such loans were made on substantially the same terms, including interest rate, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features. The notes, which bear interest at the prime rate plus 0.50%, are due in March 2003 and June 2003.

     In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $237,000 in fiscal 2002 and 2001, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

     In December 1999, the Bank loaned $1,500,000 to Ecogen, Inc., a corporation in which Mr. Marx may be deemed a principal stockholder. The loan was guaranteed by Momar. Contemporaneously with the making of the loan, Momar purchased a 100% interest in such loan on a non-recourse basis for a purchase price equal to the outstanding balance of the loan. The Bank services such loan on behalf of Momar for no additional consideration. Such loan was made on substantially the same terms, including interest rate and collateral, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features. In July 2002, the loan was repaid in full.

     See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

ITEM 14.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report:

     (i)  Financial Statements

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

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

10.2      1999 Stock Incentive Plan of the Company (incorporated by reference to
          Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 30, 1999).'D'

10.3 Employment Agreement, dated May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).'D'

10.4 Employment Agreement, dated January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).'D'

10.5 Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31,
          2001).

10.6 Amendment No. 1 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001).'D'

10.7 Amendment No. 1 to Employment Agreement, dated June 3, 2002, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).'D'

21.       Subsidiaries of the Company.

23.       Consent of Independent Certified Public Accountant

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
'D' Denotes a management compensation plan or arrangement.

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

                                        BERKSHIRE BANCORP INC.


                                        By: /s/ Steven Rosenberg
                                            ------------------------------------
                                                Steven Rosenberg
                                            President, (Chief Executive Officer)

                                        Date: March 21, 2003
                                              --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                  Title                Date
         ---------                  -----                ----


                             President, (Chief
                             Executive Officer,
                             Principal Financial
                             Officer and Principal
                             Accounting Officer);
/s/ Steven Rosenberg         Director                March 21, 2003
--------------------------
    Steven Rosenberg


/s/ William Cohen            Director                March 21, 2003
--------------------------
    William Cohen


/s/ Thomas V. Guarino        Director                March 21, 2003
--------------------------
    Thomas V. Guarino


/s/ Moses Marx               Director                March 21, 2003
--------------------------
    Moses Marx


/s/ Randolph B. Stockwell    Director                March 21, 2003
--------------------------
    Randolph B. Stockwell

           Certification of Principal Executive and Financial Officer

I, Steven Rosenberg the Chief Executive Officer, President and Chief Financial Officer of Berkshire Bancorp Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Berkshire Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003


                                              /s/ Steven Rosenberg
                                              ----------------------------------
                                              Steven Rosenberg,
                                              Chief Executive Officer, President
                                              and Chief Financial Officer

         Statement of Differences Most Commonly Used Symbols

The dagger symbol shall be expressed as............................... 'D'
The greater-than-or-equal-to sign shall be expressed as................ >=