Form 10-Q
period 2003-03-31
BERKSHIRE BANCORP INC /DE/
filed 2003-05-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-13649
                        -------

                             BERKSHIRE BANCORP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        94-2563513
      -------------------------------                        ------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

      160 Broadway, New York, New York                             10038
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

                                       N/A
                  -------------------------------------------
                  (Former name if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

     As of May 12, 2003, there were 2,207,676 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                Page No.
                                                                --------
       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2003
             (unaudited) and December 31, 2002                      4

          Consolidated Statements of Income
             For The Three Months Ended
             March 31, 2003 and 2002 (unaudited)                    5

          Consolidated Statement of Stockholders'
             Equity For The Three Months Ended
             March 31, 2003 (unaudited)                             6

          Consolidated Statements of Cash Flows
             For The Three Months Ended
             March 31, 2003 and 2002 (unaudited)                    7

          Notes to Consolidated Financial Statements                9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   15

Item 3.   Quantitative and Qualitative Disclosure
             About Market Risk                                     18

Item 4.   Controls and Procedures                                  24

       PART II OTHER INFORMATION

Item 5.   Other Information                                        25

Item 6.   Exhibits and Reports on Form 8-K                         25

Signature                                                          26

Certification of Principal Executive and Financial Officer         27

Index of Exhibits                                                  28

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                        March 31,   December 31,
                                                           2003         2002
                                                        ------------------------
ASSETS
Cash and due from banks                                 $  8,427      $  6,183
Interest bearing deposits                                  3,647           127
Federal funds sold                                         5,000            --
                                                        --------      --------
Total cash and cash equivalents                           17,074         6,310
Investment Securities:
   Available-for-sale                                    398,101       370,625
   Held-to-maturity                                          802           833
                                                        --------      --------
Total investment securities                              398,903       371,458
Loans, net of unearned income                            271,671       275,497
   Less: allowance for loan losses                        (2,421)       (2,315)
                                                        --------      --------
Net loans                                                269,250       273,182
Accrued interest receivable                                3,947         4,106
Premises and equipment, net                                8,836         8,976
Other assets                                               1,894         1,157
Goodwill, net                                             18,549        18,549
                                                        --------      --------
Total assets                                            $718,453      $683,738
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                 $ 30,928      $ 31,320
   Interest bearing                                      484,802       442,498
                                                        --------      --------
Total deposits                                           515,730       473,818
Securities sold under agreements to repurchase            36,153        46,673
Long term borrowings                                      60,179        57,699
Accrued interest payable                                   3,245         3,348
Other liabilities                                          4,408         3,675
                                                        --------      --------
Total liabilities                                        619,715       585,213
                                                        --------      --------
Stockholders' equity
   Preferred stock - $.10 Par value:                          --            --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized  -- 10,000,000 shares
      Issued      --  2,566,095 shares
      Outstanding --
         March 31, 2003, 2,207,676 shares
         December 31, 2002,  2,237,976 shares                256           256
Additional paid-in capital                                89,890        89,890
Retained earnings                                         17,887        16,145
Accumulated other comprehensive income, net                  929         1,480
   Common stock in treasury - at cost:
   March 31, 2003, 358,419 shares
   December 31, 2002, 328,119 shares                     (10,224)       (9,246)
                                                        --------      --------
Total stockholders' equity                                98,738        98,525
                                                        --------      --------
                                                        $718,453      $683,738
                                                        ========      ========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                                    For The
                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                 2003     2002
                                                                ------   ------
INTEREST INCOME
Loans                                                           $4,757   $4,543
Investment securities                                            3,610    2,750
Federal funds sold and interest bearing deposits                    11       23
                                                                ------   ------
Total interest income                                            8,378    7,316
                                                                ------   ------
INTEREST EXPENSE
Deposits                                                         2,582    2,378
Short-term borrowings                                              149      150
Long-term borrowings                                               657      522
                                                                ------   ------
Total interest expense                                           3,388    3,050
                                                                ------   ------
Net interest income                                              4,990    4,266
PROVISION FOR LOAN LOSSES                                          105       50
                                                                ------   ------
Net interest income after provision for loan losses              4,885    4,216
                                                                ------   ------
NON-INTEREST INCOME
Service charges on deposits                                        218      134
Investment securities gains                                        628      196
Other income                                                       146      139
                                                                ------   ------
Total non-interest income                                          992      469
                                                                ------   ------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   1,331    1,305
Net occupancy expense                                              405      370
Equipment expense                                                  109       59
FDIC assessment                                                     19       15
Data processing expense                                             59       37
Other                                                              789      613
                                                                ------   ------
Total non-interest expense                                       2,712    2,399
                                                                ------   ------
Income before provision for taxes                                3,165    2,286
Provision for income taxes                                       1,423      980
                                                                ------   ------
Net income                                                      $1,742   $1,306
                                                                ======   ======
Net income per share:
   Basic                                                        $  .78   $  .55
                                                                ======   ======
   Diluted                                                      $  .78   $  .55
                                                                ======   ======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For The Three Months Ended March 31, 2003
                                 (In Thousands)

                                                               Accumulated
                                                                   other
                                           Stock  Additional  comprehensive   Accum-                                Total
                                   Common   Par     paid-in       income      lated    Treasury  Comprehensive  stockholders'
                                   Shares  value    capital    (loss), net   earnings    stock      income          equity
                                   ------  -----  ----------  -------------  --------  --------  -------------  -------------
Balance at December 31, 2002        2,566   $256    $89,890       $1,480      $16,145  $ (9,246)                   $98,525
Net income                                                                      1,742                1,742           1,742
Acquisition of treasury shares                                                             (978)                      (978)
Other comprehensive loss net
   of reclassification adjustment
   and taxes                                                        (551)                             (551)           (551)
                                                                                                    ------
Comprehensive income                                                                                $1,191
                                                                                                    ======
                                    -----   ----    -------       ------      -------  --------                    -------
Balance at March 31, 2003
   (Unaudited)                      2,566   $256    $89,890       $  929      $17,887  $(10,224)                   $98,738
                                            ====    =======       ======      =======  ========                    =======

          The accompanying notes are an integral part of this statement

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                             2003        2002
                                                          ---------   ---------
      Cash flows from operating activities:
Net income                                                $   1,742   $   1,306
Adjustments to reconcile net income to net
   cash provided by operating activities:
Realized gain on investment securities                         (628)       (197)
Depreciation and amortization                                   163          79
Provision for loan losses                                       105          50
   Decrease (increase) in accrued interest receivable           159        (188)
   (Increase) decrease in other assets                         (889)        298
   Increase in accrued interest
      payable and other liabilities                             231       1,838
                                                          ---------   ---------
   Net cash provided by operating activities                    883       3,186
                                                          ---------   ---------

      Cash flows from investing activities:
Investment securities available for sale
   Purchases                                               (518,852)   (164,854)
   Sales                                                    491,249     155,387
Investment securities held to maturity
   Maturities                                                    31         115
Net increase in loans                                         4,582      (8,334)
Acquisition of premises and equipment                           (23)       (970)
                                                          ---------   ---------
Net cash (used in) investing activities                     (23,013)    (18,656)
                                                          ---------   ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             For The Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                  2003       2002
                                                                --------   --------
   Cash flows from financing activities:
Net (decrease) increase in non interest bearing deposits        $   (392)  $  3,360
Net increase in interest bearing deposits                         42,304     44,531
Decrease in securities sold under agreements to repurchase       (10,520)   (29,923)
Proceeds from long term debt                                       5,000     10,000
Repayment of long term debt                                       (2,520)    (5,529)
Acquisition of treasury stock                                       (978)      (929)
                                                                --------   --------
Net cash provided by financing activities                         32,894     21,510
                                                                --------   --------

   Net increase in cash                                           10,764      6,040
   Cash - beginning of period                                      6,310     10,383
                                                                --------   --------
   Cash - end of period                                         $ 17,074   $ 16,423
                                                                ========   ========

Supplemental disclosures of cash flow information:
   Cash used to pay interest                                    $  3,491   $  2,061
   Cash used to pay taxes                                       $    399   $    564

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2003 and 2002

NOTE 1. General

     Berkshire Bancorp Inc. ("Berkshire" or the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

     The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, Greater American Finance Group, Inc. and East 39, LLC.

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2002 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and December 31, 2002 and the consolidated results of its operations for the three month periods ended March 31, 2003 and 2002, and its consolidated stockholders' equity for the three month period ended March 31, 2003, and its consolidated cash flows for the three month periods ended March 31, 2003 and 2002.

NOTE 2. Earnings Per Share

     Basic earnings per share is calculated by income available to common stockholders by the weighted average common shares outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. The following table presents the calculation of earnings per share for the periods indicated.

                                                         For The Three Months Ended
                                ---------------------------------------------------------------------------
                                           March 31, 2003                         March 31, 2002
                                ------------------------------------   ------------------------------------
                                                                Per                                   Per
                                  Income         Shares        share      Income         Shares      share
                                (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                -----------   -------------   ------   -----------   -------------   ------
                                                 (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders          $1,742         2,221        $.78       $1,306         2,361        $.55
Effect of dilutive securities
   Options                             --            21         .--           --             8         .--
                                   ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
     common stockholders plus
     assumed conversions           $1,742         2,242        $.78       $1,306         2,369        $.55
                                   ======         =====        ====       ======         =====        ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 2. - (continued)

     Options to purchase 40,375 and 115,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the three month periods ended March 31, 2003 and 2002, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 3. Investment Securities

     The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2003 and December 31, 2002:

                                                     March 31, 2003
                                     -------------------------------------------
                                                    Gross       Gross
                                     Amortized   unrealized   unrealized    Fair
                                       Cost         gains       losses     value
                                     ---------   ----------   ----------   -----
                                                   (In thousands)
Held To Maturity
   Investment Securities
U.S. Government Agencies                $802         $6           $--       $808
                                        ----        ---           ---       ----
   Totals                               $802         $6           $--       $808
                                        ====        ===           ===       ====

                                                    December 31, 2002
                                     -------------------------------------------
                                                    Gross       Gross
                                     Amortized   unrealized   unrealized    Fair
                                       Cost         gains       losses     value
                                     ---------   ----------   ----------   -----
                                                   (In thousands)
Held To Maturity
   Investment Securities
U.S. Government Agencies                $833         $3           $(1)      $835
                                        ----        ---           ---       ----
   Totals                               $833         $3           $(1)      $835
                                        ====        ===           ===       ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3. - (continued)

                                                  March 31, 2003
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   unrealized   unrealized     Fair
                                    Cost         gains       losses      value
                                  ---------   ----------   ----------   --------
                                                  (In thousands)
Available-For-Sale
   Investment Securities
U.S. Treasury and Notes            $ 40,037     $  143       $ (17)     $ 40,163
U.S. Government Agencies            298,031      1,861        (632)      299,260
Mortgage-backed securities            6,182          9          (3)        6,188
Corporate notes                      22,572          3         (44)       22,531
Municipal Securities                  1,008         61          --         1,069
Marketable equity
   securities and other              28,973        163        (246)       28,890
                                   --------     ------       -----      --------
   Totals                          $396,803     $2,240       $(942)     $398,101
                                   ========     ======       =====      ========

                                                December 31, 2002
                                  ----------------------------------------------
                                                 Gross       Gross
                                  Amortized   unrealized   unrealized     Fair
                                    Cost         gains       losses      value
                                  ---------   ----------   ----------   --------
                                                  (In thousands)
Available-For-Sale
   Investment securities
U.S. Treasury and Notes            $ 20,110     $  103       $  --      $ 20,213
U.S. Government Agencies            301,224      2,376          (3)      303,597
Mortgage-backed securities            6,256          6          --         6,262
Corporate Notes                       3,878        495        (297)        4,076
Marketable equity
   securities and other              33,383        242        (148)       36,477
                                   --------     ------       -----      --------
   Totals                          $367,851     $3,222       $(448)     $370,625
                                   ========     ======       =====      ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                             March 31, 2003    December 31, 2002
                                            ----------------   -----------------
                                                        % of               % of
                                             Amount    Total    Amount    Total
                                            --------   -----   --------   ------
                                                    (Dollars in thousands)
Commercial and professional loans           $ 10,853     4.0%  $ 16,704     6.1%
Secured by real estate
   1 - 4 family                              169,018    62.1    180,730    65.4
   Multi family                                6,885     2.5      8,958     3.2
   Non-residential (commercial)               82,551    30.3     65,809    23.8
Consumer                                       2,992     1.1      4,051     1.5
Other                                             --      --         --      --
                                            --------   -----   --------   -----
Total loans                                  272,299   100.0%   276,252   100.0%
                                                       =====              =====
Deferred loan fees                              (628)              (755)
Allowance for loan losses                     (2,421)            (2,315)
                                            --------           --------
Loans, net                                  $269,250           $273,182
                                            ========           ========

NOTE 5. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                                           March 31, 2003      December 31, 2002
                                         ------------------   ------------------
                                         Average    Average   Average    Average
                                          Amount     Yield     Amount     Yield
                                         --------   -------   --------   -------
                                                  (Dollars in thousands)
Demand deposits                          $ 30,493      --     $ 30,102     --
NOW and money market                       58,656    0.97%      60,114    1.28%
Savings deposits                           86,027    1.53       56,217    1.56
Time deposits                             317,443    2.66      273,452    3.21
                                         --------    ----     --------    ----
Total deposits                           $492,618    2.10%    $419,885    2.48%
                                         ========    ====     ========    ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                       For The Three Months Ended
                               -------------------------------------------------------------------------
                                          March 31, 2003                        March 31, 2002
                               -----------------------------------   -----------------------------------
                                               Tax                                  Tax
                               Before tax   (expense)   Net of tax   Before tax   (expense)   Net of tax
                                 amount      benefit      Amount       amount      benefit      amount
                               ----------   ---------   ----------   ----------   ---------   ----------
                                                           (In thousands)
Unrealized gains
   (losses) on investment
   securities:

   Unrealized holding
      gains (losses) arising
      during period              $(291)       $ 117       $(174)       $(2,421)     $1,946     $(1,475)

Less reclassification
   adjustment for gains
   realized in net income          628         (251)        377            197         (79)        118
                                 -----        -----       -----        -------      ------     -------
Unrealized gain (loss)
   on investment securities

Other comprehensive
   income (loss), net            $(919)       $ 368       $(551)       $(2,618)     $1,025     $(1,593)
                                 =====        =====       =====        =======      ======     =======

NOTE 7. Accounting For Stock Based Compensation

     SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", which amends the disclosure and certain provisions of SFAS No. 123, was issued in December 2002. SFAS No. 148 requires all entities with stock based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. The Company has one stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 7. - (continued)

                                                                  For The
                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                               2003     2002
                                                              ------   ------
                                                           (In thousands, except
                                                             per share amounts)
Net income                        As Reported:                $1,742   $1,306

Less: Stock based compensation
   costs determined under fair
   value methods for all awards
                                                                 (32)    (170)
                                                              ------   ------
                                  Pro Forma:                  $1,710   $1,136
                                                              ======   ======

Basic earnings per share          As Reported:                $  .78   $  .55
                                  Pro Forma:                     .77      .48

Diluted earnings per share        As Reported:                   .78      .55
                                  Pro Forma:                     .76      .48

     The Company did not grant options during the three months ended March 31, 2003 and 2002.

NOTE 8. New Accounting Pronouncements

Off Balance Sheet Guarantees

     The Company adopted FASB Interpretation 45 (FIN 45) Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record an initial liability, other than the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002.

     The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $17.67 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 8. - (continued)

other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities after February 1, 2003 through March 31, 2003. The Company is in process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held prior to the issuance of FIN 46 0n its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

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

     The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates

                                                     For The Three Months Ended March 31,
                                    ---------------------------------------------------------------------
                                                  2003                                2002
                                    ---------------------------------   ---------------------------------
                                                Interest                            Interest
                                    Average       and       Average      Average      and        Average
                                    Balance    Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                              (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $274,929     $4,757       6.92%     $256,354     $4,543       7.09%
Investment securities                389,726      3,610       3.71       239,397      2,750       4.59
Other (2)(5)                           6,100         11       0.72         5,989         23       1.54
                                    --------     ------       ----      --------     ------       ----
Total interest-earning assets        670,755      8,378       5.00       501,740      7,316       5.83
                                                              ----                                ----
Noninterest-earning assets            36,464                              35,922
                                    --------                            --------
Total Assets                        $707,219                            $537,662
                                    ========                            ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits           $144,683        472       1.30      $108,646        379       1.40
Time deposits                        317,443      2,110       2.66       218,017      1,999       3.67
Other borrowings                     106,232        806       3.03        80,243        672       3.35
                                    --------     ------       ----      --------     ------       ----
Total interest-bearing
   liabilities                       568,357      3,388       2.38       406,906      3,050       3.00
                                                 ------       ----                   ------       ----
Demand deposits                       30,911                              28,492
Noninterest-bearing liabilities        8,366                               6,459
Stockholders' equity                  99,585                              95,805
                                    --------                            --------
Total liabilities and
   stockholders' equity             $707,219                            $537,662
                                    ========                            ========
Net interest income                              $4,990                              $4,266
                                                 ======                              ======
Interest-rate spread (3)                                      2.62%                                2.83%
                                                              ====                                 ====
Net interest margin (4)                                       2.98%                                3.40%
                                                              ====                                 ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.18                                1.23
                                    ========                            ========

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

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

Net Income. Net income for the three-month period ended March 31, 2003 was $1.74 million, or $.78 per share, as compared to $1.31 million or $.55 per share, for the three-month period ended March 31, 2002. Net income is largely dependent on interest rate levels, demand for our loan and deposit products and the strategies employed to manage the risks inherent in the banking business.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

     For the quarter ended March 31, 2003, net interest income increased by $724,000, or 16.97%, to $4.99 million, from $4.27 million for the quarter ended March 31, 2002. The increase in net interest income was the result of the growth in average interest-earning assets of $169.02 million, partially offset by the growth in average interest-bearing liabilities of $161.45 million and the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets fell to 5.00% from 5.83%, a decline of 83 basis points, or 14.24%, while the cost of interest-bearing liabilities fell to 2.38% from 3.00%, a decline of 62 basis points, or 20.67%. Interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 2.62% in 2003 from 2.83% in 2002.

     With interest rates stabilized at historic lows, we expect to see continued downward pressure on the Company's interest-rate spread as investment securities in our portfolio mature, or are called by the issuer, and are replaced by securities with lower yields. Rates paid on deposit accounts may continue to decline as well, albeit at a slower pace due to competition for deposits in the market place.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 42 basis points to 2.98% for the first quarter of 2003 from 3.40% for the same period in 2002. The decrease in net interest margin was due to the overall decline in the average yields on interest-earning assets. During the first three months of 2003, the average yields on loans, investment securities and other interest-earning assets were 6.92%, 3.71% and 0.72%, respectively, compared to 7.09%, 4.59% and 1.54%, respectively, in the comparable period of 2002.

Interest Income. Total interest income for the three-month period ended March 31, 2003 increased by $1.06 million, or 14.52%, to $8.38 million from $7.32 million for the three-month period ended March 31, 2002. The increase was the result of a $169.02 million increase in average interest-earning assets to $670.76 million for the quarter ended March 31, 2002, from $501.74 million for the quarter ended March 31, 2002, partially offset by a decrease in average yield to 5.00% in 2003 from 5.83% in 2002. Interest income on loans and investment securities in the 2003 quarter increased to $4.76 million and $3.61 million, respectively, from $4.54 million and $2.75 million, respectively, in the 2002 quarter.

Interest Expense. Total interest expense for the three-month period ended March 31, 2003 increased by $338,000, or 11.08%, to $3.39 million from $3.05 million for the three-month period ended March 31, 2002. The increase was the result of a $161.45 million increase in average interest-bearing liabilities to $568.36 million for the 2003 quarter, from $406.91 million for the 2002 quarter. The average amounts of interest bearing deposits, time deposits and other borrowings were $144.68 million, $317.44 million and $106.23 million, respectively, in the 2002 quarter, compared to $108.65 million, $218.02 million and $80.24 million, respectively, in the 2002 quarter. Interest expense on interest-bearing deposits, time deposits and other borrowings was $472,000, $2.11 million and $806,000, respectively, in the 2003 quarter, compared to $379,000, $2.00 million and $672,000, respectively, in the 2002 quarter.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities, loan sales and service fee income. For the three months ended March 31, 2003, non-interest income was $992,000, or 16.58% of total income, as compared to $469,000, or 9.90% of total income for the three months ended March 31, 2002.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three-month period ended March 31, 2003 increased by $313,000, or 13.05%, to $2.71 million from $2.40 million for the three-month period ended March 31, 2002. The increase was due primarily to costs associated with the relocation of the Bank's head office and main bank branch in January 2003.

Provision for Income Tax. During the first quarter of 2003, the Company recorded income tax expense of $1.42 million compared to $980,000 for the first quarter of 2002. The tax provisions for federal, state and local taxes recorded for 2003 and 2002 represent effective tax rates of 44.96% and 42.87%, respectively. Effective tax rates are attributable to the level of income of income adjusted for certain tax-preference items. The increase in the effective rate in 2003 is due to changes in the amounts of such tax-preference items.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                  Berkshire Bancorp Inc.
                                                     Interest Rate Sensitivity Gap at March 31, 2003
                                                          (In thousands, except for percentages)
                                                ---------------------------------------------------------
                                                 3 Months   3 Through    1 Through      Over
                                                 or Less    12 Months     3 Years      3 Years     Total
                                                ---------   ---------    ---------    --------   --------
Federal funds sold                              $   5,000   $      --    $      --    $     --   $  5,000
                                       (Rate)        1.25%         --           --          --       1.25%
                                                ---------   ---------    ---------    --------   --------
Interest bearing deposits in banks                  3,647          --           --          --      3,647
                                       (Rate)        1.22%         --           --          --       1.22%
                                                ---------   ---------    ---------    --------   --------
Loans (1)(2)
Adjustable rate loans                              43,088      13,964        2,951      11,522     71,525
                                       (Rate)        6.04%       5.29%        6.58%       7.33%      6.12%
Fixed rate loans                                      548       3,878        9,580     186,767    200,773
                                       (Rate)        7.18%       8.14%        7.47%       6.82%      6.88%
                                                ---------   ---------    ---------    --------   --------
Total loans                                        43,636      17,842       12,531     198,289    272,298
Investments (3)(4)                                170,281      84,336       60,578      83,708    398,903
                                       (Rate)        3.08%       5.53%        2.44%       5.43%      3.99%
                                                ---------   ---------    ---------    --------   --------
Total rate-sensitive assets                       222,564     102,178       73,109     281,997    679,848
                                                ---------   ---------    ---------    --------   --------
Deposit accounts (5)
Savings and NOW                                   123,861          --           --          --    123,861
                                       (Rate)        1.51%         --           --          --       1.51%
Money market                                       38,492          --           --          --     38,492
                                       (Rate)        1.05%         --           --          --       1.05%
Time Deposits                                     129,563     186,808        5,988          90    322,449
                                       (Rate)        2.56%       2.56%        2.47%       3.11%      2.56%
                                                ---------   ---------    ---------    --------   --------
Total deposit accounts                            291,916     186,808        5,988          90    484,802
Repurchase agreements                              26,153      10,000           --          --     36,153
                                       (Rate)        1.29%       1.32%          --          --       1.30%
Other borrowings                                       --          --        1,000      59,179     60,179
                                       (Rate)        6.09%         --         5.90%       4.41%      4.43%
                                                ---------   ---------    ---------    --------   --------
Total rate-sensitive liabilities                  318,069     196,808        6,988      59,269    581,134
                                                ---------   ---------    ---------    --------   --------
Interest rate caps                                 30,000          --      (10,000)    (20,000)        --
Gap (repricing differences)                      (125,505)    (94,630)      76,121     242,728     98,714
                                                =========   =========    =========    ========   ========
Cumulative Gap                                   (125,505)   (220,135)    (144,014)     98,714
                                                =========   =========    =========    ========
Cumulative Gap to Total Rate Sensitive Assets      (18.46)%    (32.38)%     (21.18)%     14.52%
                                                =========   =========    =========    ========

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

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. For the three month-periods ended March 31, 2003 and 2002, the Company charged-off loans amounting to $1,000 and $24,000, respectively.

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

     At March 31, 2003, the Company had $79,000 of non-performing loans consisting of $59,000 of non-accrual loans and $20,000 of accruing loans delinquent more than 90 days. At March 31, 2002 the Company had $75,000 of loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $272.30 million from $260.55 million, the provision for possible loan losses was increased to $2.42 million from $2.06 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remained safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (dollars in thousands, except percentages):

                                                            Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2003       2002
                                                           --------   --------
Average loans outstanding                                  $274,929   $256,354
                                                           ========   ========
Allowance at beginning of period                              2,315      2,030
Charge-offs:
   Commercial and other loans                                     1         24
                                                           --------   --------
      Total loans charged-off                                     1         24
                                                           --------   --------
Recoveries:
   Commercial and other loans                                     2          2
                                                           --------   --------
      Total loans recovered                                       2          2
                                                           --------   --------
      Net (charge-offs) recoveries                                1        (22)
                                                           --------   --------
Provision for loan losses
   charged to operating expenses                                105         50
                                                           --------   --------
Allowance at end of period                                 $  2,421   $  2,058
                                                           --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding                                0.00%      (.01)%
                                                           ========   ========
Allowance as a percent of total loans                          0.89%      0.79%
                                                           ========   ========
Total loans at end of period                               $272,298   $260,545
                                                           ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2003, the Company had total loans of $272.30 million and an allowance for loan losses of $2.42 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                        March 31,   December 31,
                                                           2003         2002
                                                        ---------   ------------
                                                          Amount       Amount
                                                        ---------   ------------
                                                             (in thousands)
Commercial and professional loans                        $ 10,853     $ 16,704
Secured by real estate
      1-4 family                                          169,018      180,730
      Multi family                                          6,885        8,958
      Non-residential (commercial)                         82,551       65,809
Consumer                                                    2,992        4,051
Other                                                          --           --
                                                         --------     --------
Total loans                                               272,299      276,252
Less:
   Deferred loan fees                                        (628)        (755)
   Allowance for loan losses                               (2,421)      (2,315)
                                                         --------     --------
Loans, net                                               $269,250     $273,182
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

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2003 and December 31, 2002 (dollars in thousands):

                                                                                   To be well
                                                                                capitalized under
                                                               For capital      prompt corrective
                                               Actual       adequacy purposes   action provisions
                                           --------------   -----------------   -----------------
                                           Amount   Ratio    Amount    Ratio    Amount    Ratio
                                           ------   -----    ------   ------    ------   -------
March 31, 2003
Total Capital (to Risk-Weighted Assets)
   Company                                  81,507   25.9%     25,190   >=8.0%      --     N/A
   Bank                                     55,357   18.6%     23,782   >=8.0%    29,727   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  79,086   25.1%     12,595   >=4.0%      --     N/A
   Bank                                     52,936   17.8%     11,891   >=4.0%    17,836    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  79,086   11.5%     27,547   >=4.0%      --     N/A
   Bank                                     52,936    7.7%     27,438   >=4.0%    34,298    >=5.0%

                                                                                    To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                               Actual        adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio     Amount    Ratio    Amount    Ratio
                                           -------   -----    -------   ------    ------   -------
December 31, 2002
Total Capital (to Risk-Weighted Assets)
   Company                                 $80,811   12.3%    $23,801   >=8.0%        --   N/A
   Bank                                     53,687   19.4%     22,193   >=8.0%    27,741   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  78,496   26.4%     11,900   >=4.0%        --   N/A
   Bank                                     51,372   18.5%     11,096   >=4.0%    16,645    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  78,496   27.2%     25,468   >=4.0%        --   N/A
   Bank                                     51,372    7.8%     26,210   >=4.0%    32,763    >=5.0%

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

     For Berkshire, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from the Bank. At March 31, 2003, Berkshire had cash of $10.60 million and investment securities of $4.51 million.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

     At March 31, 2003 the Company had outstanding commitments of approximately $47.67 million. These commitments include $9.10 million that mature or renew within one year, $15.61 million that mature or renew after one year and within three years, $20.43 million that mature or renew after three years and within five years and $2.53 million that matures or renews after five years.

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

PART II. OTHER INFORMATION

Item 5. Other Information

     In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved by the Company's Audit Committee to be performed by Grant Thornton LLP, the Company's external auditor. In April 2003, the Audit Committee's Chairman, pursuant to delegated authority by the Audit Committee, approved the non-audit engagement of Grant Thornton LLP to assist the Company in the preparation of its Federal, New York State and New York City 2002 tax returns.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

Exhibit
Number    Description
-------   -----------
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

                                              BERKSHIRE BANCORP INC.
                                              ----------------------
                                                    (Registrant)


Date:  May 12, 2003                       By: /s/ Steven Rosenberg
       ------------                           ----------------------------------
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

Date: May 12, 2003


                                              /s/ Steven Rosenberg
                                              ----------------------------------
                                              Steven Rosenberg,
                                              Chief Executive Officer, President
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                             Sequential
Number    Description                                               Page Number
-------   -----------                                               -----------
99.1      Certification Pursuant To 18 U.S.C. Section 1350,             29
          As Adopted Pursuant To Section 906 Of The
          Sarbanes-Oxley Act Of 2002

                           STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as..................     >=