Form 10-Q
period 2003-06-30
BERKSHIRE BANCORP INC /DE/
filed 2003-08-13
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-13649

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

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

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

As of August 11, 2003, there were 2,208,464 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 (unaudited)
             and December 31, 2002                                          4

          Consolidated Statements of Income For The Three and Six
             Months Ended June 30, 2003 and 2002 (unaudited)                5

          Consolidated Statement of Stockholders' Equity For The Six
             Months Ended June 30, 2003 (unaudited)                         6

          Consolidated Statements of Cash Flows For The Six Months
             Ended June 30, 2003 (unaudited)                                7

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     17

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        23

Item 4.   Controls and Procedures                                          29

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              30

Item 6.   Exhibits and Reports on Form 8-K                                 30

Signature                                                                  31

Index of Exhibits                                                          32

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                         June 30,   December 31,
                                                           2003         2002
                                                         --------   ------------
ASSETS
Cash and due from banks                                  $  5,435     $  6,183
Interest bearing deposits                                   2,441          127
Federal funds sold                                          1,000           --
                                                         --------     --------
Total cash and cash equivalents                             8,876        6,310
Investment Securities:
   Available-for-sale                                     462,867      370,625
   Held-to-maturity                                           766          833
                                                         --------     --------
Total investment securities                               463,633      371,458
Loans, net of unearned income                             272,120      275,497
   Less: allowance for loan losses                         (2,468)      (2,315)
                                                         --------     --------
Net loans                                                 269,652      273,182
Accrued interest receivable                                 4,654        4,106
Premises and equipment, net                                 8,889        8,976
Other assets                                                1,068        1,157
Goodwill, net                                              18,549       18,549
                                                         --------     --------
Total assets                                             $775,321     $683,738
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                  $ 32,698     $ 31,320
   Interest bearing                                       520,744      442,498
                                                         --------     --------
Total deposits                                            553,442      473,818
Securities sold under agreements to repurchase             55,294       46,673
Long term borrowings                                       57,905       57,699
Accrued interest payable                                    3,151        3,348
Other liabilities                                           3,985        3,675
                                                         --------     --------
Total liabilities                                         673,777      585,213
                                                         --------     --------
Stockholders' equity
   Preferred stock -- $.10 Par value:                          --           --
      2,000,000 shares authorized - none issued
   Common stock -- $.10 par value
      Authorized -- 10,000,000 shares
      Issued -- 2,566,095 shares
      Outstanding -- June 30, 2003, 2,208,228 shares
         December 31, 2002, 2,237,976 shares                  256          256
Additional paid-in capital                                 89,887       89,890
Retained earnings                                          19,569       16,145
Accumulated other comprehensive income, net                 2,040        1,480
   Common stock in treasury - at cost:
   June 30, 2003, 357,867 shares December 31, 2002,
   328,119 shares                                         (10,208)      (9,246)
                                                         --------     --------
Total stockholders' equity                                101,544       98,525
                                                         --------     --------
                                                         $775,321     $683,738
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                For The             For The
                                          Three Months Ended   Six Months Ended
                                               June 30,             June 30,
                                          ------------------   -----------------
                                             2003     2002       2003      2002
                                            ------   ------    -------   -------
INTEREST INCOME
Loans                                       $4,707   $4,670    $ 9,464   $ 9,213
Investment securities                        3,789    3,325      7,399     6,075
Federal funds sold and
   interest bearing deposits                    15      102         26       125
                                            ------   ------    -------   -------
Total interest income                        8,511    8,097     16,889    15,413
                                            ------   ------    -------   -------
INTEREST EXPENSE
Deposits                                     2,613    2,692      5,195     5,070
Borrowings                                     782      666      1,588     1,338
                                            ------   ------    -------   -------
Total interest expense                       3,395    3,358      6,783     6,408
                                            ------   ------    -------   -------
Net interest income                          5,116    4,739     10,106     9,005
PROVISION FOR LOAN LOSSES                       45      107        150       157
                                            ------   ------    -------   -------
Net interest income after
   provision for loan losses                 5,071    4,632      9,956     8,848
                                            ------   ------    -------   -------
NON-INTEREST INCOME
Service charges on deposits                    137      104        355       238
Investment securities gains                    858      127      1,486       323
Other income                                   168      114        314       253
                                            ------   ------    -------   -------
Total non-interest income                    1,163      345      2,155       814
                                            ------   ------    -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits               1,395    1,295      2,726     2,600
Net occupancy expense                          425      373        830       743
Equipment expense                              102       74        211       133
FDIC assessment                                 19       15         38        30
Data processing expense                         54       19        113        56
Other                                          732    1,026      1,521     1,639
                                            ------   ------    -------   -------
Total non-interest expense                   2,727    2,802      5,439     5,201
                                            ------   ------    -------   -------
Income before provision for taxes            3,507    2,175      6,672     4,461
Provision for income taxes                   1,560      988      2,983     1,968
                                            ------   ------    -------   -------
Net income                                  $1,947   $1,187    $ 3,689   $ 2,493
                                            ======   ======    =======   =======
Net income per share:
   Basic                                    $  .88   $  .51    $  1.67   $  1.07
                                            ======   ======    =======   =======
   Diluted                                  $  .87   $  .51    $  1.65   $  1.06
                                            ======   ======    =======   =======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For The Six Months Ended June 30, 2003
                                 (In Thousands)

                                                                   Accumulated
                                             Stock   Additional       other
                                    Common    Par      paid-in    comprehensive
                                    Shares   value     capital     income, net
                                    ------   -----   ----------   -------------
Balance at December 31, 2002         2,566    $256    $89,890         $1,480

Net income
Treasury shares issued for
   options exercised                                       (3)
Acquisition of treasury shares
Other comprehensive income net
   of reclassification adjustment
   and taxes                                                             560

Comprehensive income

Cash dividends

                                     -----    ----    -------         ------

Balance at June 30, 2003
(Unaudited)                          2,566    $256    $89,887         $2,040
                                              ====    =======         ======

                                     Accum-                                   Total
                                     lated     Treasury   Comprehensive   stockholders'
                                    earnings     stock        income          equity
                                    --------   --------   -------------   -------------
Balance at December 31, 2002         $16,145   $ (9,246)                    $ 98,525

Net income                             3,689                   3,689           3,689
Treasury shares issued for
   options exercised                                 16                           13
Acquisition of treasury shares                     (978)                        (978)
Other comprehensive income net
   of reclassification adjustment
   and taxes                                                     560             560
                                                              ------
Comprehensive income                                          $4,249
                                                              ======
Cash dividends
                                        (265)                                   (265)
                                     -------   --------                     --------

Balance at June 30, 2003
(Unaudited)                          $19,569   $(10,208)                    $101,544
                                     =======   ========                     ========

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                            2003         2002
                                                        -----------   ---------
   Cash flows from operating activities:
Net income                                              $     3,689   $   2,493
Adjustments to reconcile net income to net
   cash provided by operating activities:
Realized gains on sales of investment securities             (1,486)       (323)
Depreciation and amortization                                   325         155
Provision for loan losses                                       150         157

(Increase) in accrued interest receivable                      (548)       (757)
   Decrease in other assets                                     149         869
   Increase (decrease) in accrued interest payable
      and other liabilities                                    (498)         19
                                                        -----------   ---------
   Net cash provided by operating activities                  1,781       2,613
                                                        -----------   ---------

   Cash flows from investing activities:
Investment securities available for sale
   Purchases                                             (1,208,382)   (441,088)
   Sales                                                  1,117,982     373,852
Investment securities held to maturity
   Purchases                                                     --          --
   Sales and maturities                                          67         456
Net (increase) decrease in loans                              4,135     (12,807)
Purchase of premises and equipment                             (238)     (1,131)
                                                        -----------   ---------
Net cash (used in) investing activities                     (86,436)    (80,718)
                                                        -----------   ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                             2003      2002
                                                           -------   --------
   Cash flows from financing activities:
Net increase in non interest bearing deposits                1,378      1,043
Net increase in interest bearing deposits                   78,246     94,027
Increase (decrease) in securities sold under
   agreements to repurchase                                  8,621    (18,411)
Proceeds from long term debt                                 5,000     10,000
Repayment of long term debt                                 (4,794)    (6,515)
Acquisition of treasury stock                                 (978)    (3,471)
Proceeds from exercise of common stock options                  13         22
Dividends paid                                                (265)      (235)
                                                           -------   ---------
Net cash provided by financing activities                   87,221     76,460
                                                           -------   ---------

   Net increase (decrease) in cash                           2,566     (1,645)
   Cash - beginning of period                                6,310     10,383
                                                           -------   ---------
   Cash - end of period                                    $ 8,876   $  8,738
                                                           =======   =========
Supplemental cash flow information:
   Cash used to pay interest                               $ 6,980   $  5,508
   Cash used to pay taxes, net of refunds                  $ 2,512   $  2,822

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2003 and 2002

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2003 and December 31, 2002 and the consolidated results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its consolidated stockholders' equity for the six month period ended June 30, 2003, and its consolidated cash flows for the six month periods ended June 30, 2003 and 2002.

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

                                                          For The Three Months Ended
                                 ---------------------------------------------------------------------------
                                             June 30, 2003                           June 30, 2002
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                   Income         Shares        share     Income         Shares        share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $1,947         2,208        $ .88     $1,187          2,315        $.51
Effect of dilutive securities
   Options                              --            28         (.01)        --              9         .--
                                    ------         -----        -----     ------          -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $1,947         2,236        $ .87     $1,187          2,324        $.51
                                    ======         =====        =====     ======          =====        ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 2. - (continued)

Options to purchase 40,375 shares of common stock for $38.00 per share and 119,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the three month periods ended June 30, 2003 and 2002, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                           For The Six Months Ended
                                 ---------------------------------------------------------------------------
                                            June 30, 2003                          June 30, 2002
                                 ------------------------------------   ------------------------------------
                                                                Per                                   Per
                                    Income         Shares      share       Income        Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                       (In thousands, except per share data)
Basic earnings per share

   Net income available to
      common stockholders           $3,689         2,215       $1.67      $2,493          2,338       $1.07

Effect of dilutive securities
   Options                              --            24        (.02)         --             10         .01
                                    ------         -----       -----      ------          -----       -----
Diluted earnings per share

   Net income available to
      common stockholders plus
      assumed conversions           $3,689         2,239       $1.65      $2,493          2,348       $1.06
                                    ======         =====       =====      ======          =====       =====

     Options to purchase 40,375 shares of common stock for $38.00 per share and 45,375 shares of common stock for $31.75 to $38.00 per share were outstanding during the six month periods ended June 30, 2003 and 2002, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

     NOTE 3. Investment Securities

          The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2003 and December 31, 2002:

                                                  June 30, 2003
                                    -------------------------------------------
                                                   Gross        Gross
                                    Amortized   unrealized   unrealized    Fair
                                      Cost         gains       losses     value
                                    ---------   ----------   ----------   -----
                                                 (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies              $766           $3          $--      $769

                                      ----          ---          ---      ----
   Totals                             $766           $3          $--      $769
                                      ====          ===          ===      ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3. (continued)

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
                                      ====          ===           ===      ====

                                                 June 30, 2003
                                 ----------------------------------------------
                                                Gross       Gross
                                 Amortized   unrealized   unrealized     Fair
                                   Cost         gains       losses       value
                                 ---------   ----------   ----------   --------
                                                 (In thousands)
Available-For-Sale Investment
   Securities
U.S. Treasury and Notes           $ 44,951     $   95       $ (33)     $ 45,013
U.S. Government Agencies           381,767      3,179         (54)      384,892
Mortgage-backed securities           6,628         20        (139)        6,509
Corporate notes                        102         --         (34)           68
Marketable equity
   securities and other             26,301        280        (196)       26,385
                                  --------     ------       -----      --------
   Totals                         $459,749     $3,574       $(456)     $462,867
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
                                  ========     ======        =====     ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                             June 30, 2003    December 31, 2002
                                           ----------------   -----------------
                                                      % of               % of
                                            Amount    Total    Amount    Total
                                           --------   -----   --------   -----
                                                   (Dollars in thousands)
Commercial and professional loans          $ 18,122     6.6%  $ 16,704     6.1%
Secured by real estate
   1-4 family                               166,060    60.9    180,730    65.4
   Multi family                               6,758     2.5      8,958     3.2
   Non-residential (commercial)              79,245    29.0     65,809    23.8
Consumer                                      2,629     1.0      4,051     1.5
                                           --------   -----   --------   -----
Total loans                                 272,814   100.0%   276,252   100.0%
                                                      =====              =====
Deferred loan fees                             (694)              (755)
Allowance for loan losses                    (2,468)            (2,315)
                                           --------           --------
Loans, net                                 $269,652           $273,182
                                           ========           ========

NOTE 5. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                                            June 30, 2003      December 31, 2002
                                         ------------------   ------------------
                                          Average   Average    Average   Average
                                          Amount     Yield     Amount     Yield
                                         --------   -------   --------   -------
                                                 (Dollars in thousands)
Demand deposits                          $ 30,016      --     $ 30,102      --
NOW and money market                       59,127    0.95%      60,114    1.28%
Savings deposits                          103,653    1.60       56,217    1.56
Time deposits                             319,698    2.55      273,452    3.21
                                         --------    ----     --------    ----
Total deposits                           $512,494    2.03%    $419,885    2.48%
                                         ========    ====     ========    ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                             For The Six Months Ended
                                  -------------------------------------------------------------------------
                                              June 30, 2003                         June 30, 2002
                                  -----------------------------------   -----------------------------------
                                                  Tax                                   Tax
                                  Before tax   (expense)   Net of tax   Before tax   (expense)   Net of tax
                                    amount      benefit      Amount       amount      benefit      amount
                                  ----------   ---------   ----------   ----------   ---------   ----------
                                                               (In thousands)
Unrealized gains
   (losses) on investment
   securities:

   Unrealized holding
      gains arising during
      period                        $2,420       $(968)      $1,452       $1,873       $(727)      $1,146

      Less reclassification
         adjustment for gains
         realized in net income      1,486        (594)         892          323        (129)         194
                                    ------       -----       ------       ------       -----       ------
Other comprehensive                 $  934       $(374)      $  560       $1,550       $(598)      $  952
   income, net                      ======       =====       ======       ======       =====       ======

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 7. (continued)

                                                                 For The
                                                           Three Months Ended
                                                                 June 30,
                                                        -------------------------
                                                             2003     2002
                                                            ------   ------
                                                        (In thousands, except per
                                                             share amounts)
Net income                               As Reported:       $1,947   $1,187

Less: Stock based compensation costs
   determined under fair value methods
   for all awards                                               --       --
                                                            ------   ------
                                         Pro Forma:         $1,947   $1,187
                                                            ======   ======

Basic earnings per share                 As Reported:       $  .88   $  .51
                                         Pro Forma:            .88      .51

Diluted earnings per share               As Reported:       $  .87   $  .51
                                         Pro Forma:            .87      .51

                                                                 For The
                                                             Six Months Ended
                                                                 June 30,
                                                        -------------------------
                                                             2003     2002
                                                            ------   ------
                                                        (In thousands, except per
                                                             share amounts)
Net income                               As Reported:       $3,689   $2,493

Less: Stock based compensation costs
   determined under fair value methods
   for all awards                                               --       --
                                                            ------   ------
                                         Pro Forma:         $3,689   $2,493
                                                            ======   ======

Basic earnings per share                 As Reported:       $ 1.67   $ 1.07
                                         Pro Forma:           1.67     1.07

Diluted earnings per share               As Reported:       $ 1.65   $ 1.06
                                         Pro Forma:           1.65     1.06

     The Company did not grant options during the three and six months ended June 30, 2003 and 2002.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 8. New Accounting Pronouncements

Derivative Instruments and Hedging Activities

     The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

Financial Instruments with Characteristics of both Liabilities and Equity

     The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

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

     The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $19.94 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 8. - (continued)

Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Company has not acquired any variable interest entities after February 1, 2003 through June 30, 2003. The Company is in process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held prior to the issuance of FIN 46 on its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.

Note 9. Critical Accounting Policies, Judgments and Estimates

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 9. - (continued)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation ("Berkshire, the "Company", or "we" and similar pronouns). References to the Company herein shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to per share amounts refer to diluted shares. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

     The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

                                                     For The Three Months Ended June 30,
                                    ---------------------------------------------------------------------
                                                   2003                                2002
                                    ---------------------------------   ---------------------------------
                                                Interest                           Interest
                                    Average       and        Average     Average      and        Average
                                    Balance    Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                            (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $275,235     $4,707       6.84%     $264,583     $4,670       7.05%
Investment securities                422,479      3,789       3.59       268,524      3,325       4.95
Other (2)(5)                           4,670         15       1.28         5,515        102       7.40
                                    --------     ------       ----      --------     ------       ----
Total interest-earning assets        702,384      8,511       4.85       538,892      8,097       6.01
                                                              ----                                ----
Noninterest-earning assets            37,508                              37,682
                                    --------                            --------
Total Assets                         739,892                             576,574
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            180,669        636       1.41%      108,990        382       1.40%
Time deposits                        321,928      1,977       2.46       268,390      2,310       3.44
Other borrowings                      99,295        782       3.15        67,209        666       3.96
                                    --------     ------       ----      --------     ------       ----
Total interest-bearing
   liabilities                       601,892      3,395       2.26       444,589      3,358       3.02
                                                 ------       ----                   ------       ----

Demand deposits                       29,826                              30,256
Noninterest-bearing liabilities        7,775                               7,156
Stockholders' equity (5)             100,399                              94,573
                                    --------                            --------

Total liabilities and
   stockholders' equity              739,092                             576,574
                                    ========                            ========

Net interest income                               5,116                               4,739
                                                 ======                              ======

Interest-rate spread (3)                                      2.59%                               2.99%
                                                              ====                                ====

Net interest margin (4)                                       2.91%                               3.52%
                                                              ====                                ====

Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.17                                1.21
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                      For The Six Months Ended June 30,
                                    ---------------------------------------------------------------------
                                                   2003                                2002
                                    ---------------------------------   ---------------------------------
                                                Interest                            Interest
                                    Average       and        Average     Average      and        Average
                                    Balance    Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                                 (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $275,090    $ 9,464       6.88%     $260,623    $ 9,213       7.07%
Investment securities                406,193      7,399       3.64       254,038      6,075       4.78
Other (2)(5)                           5,383         26       0.97         5,652        125       4.42
                                    --------    -------       ----      --------    -------       ----
Total interest-earning assets        686,666     16,889       4.92       520,313     15,413       5.92
                                                              ----                                ----
Noninterest-earning assets            36,897                              36,905
                                    --------                            --------
Total Assets                         733,563                             557,218
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            162,780      1,112       1.37%      108,795        761       1.40
Time deposits                        319,698      4,083       2.55       243,342      4,309       3.54
Other borrowings                     102,744      1,588       3.09        73,689      1,338       3.63
                                    --------    -------       ----      --------    -------       ----
Total interest-bearing
   liabilities                       585,222      6,783       2.32       425,826      6,408       3.01
                                                -------       ----                  -------       ----

Demand deposits                       30,016                              29,395
Noninterest-bearing liabilities        8,454                               6,808
Stockholders' equity (5)              99,871                              95,189
                                    --------                            --------

Total liabilities and
   stockholders' equity              723,563                             557,218
                                    ========                            ========

Net interest income                              10,106                               9,005
                                                =======                             =======

Interest-rate spread (3)                                      2.60%                               2.91%
                                                              ====                                ====

Net interest margin (4)                                       2.94%                               3.46%
                                                              ====                                ====

Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.17                                1.22
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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank"). The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties.

Net Income. Net income for the three-month period ended June 30, 2003 was $1.95 million, or $.87 per share, as compared to $1.19 million, or $.51 per share, for the three-month period ended June 30, 2002. Net income for the six-month period ended June 30, 2003 was $3.69 million, or $1.65 per share, as compared to $2.49 million, or $1.06 per, for the six-month period ended June 30, 2002. Net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the risks inherent in the banking business.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

     For the quarter ended June 30, 2003, net interest income increased by approximately $377,000, or 7.95%, to $5.12 million from $4.74 million for the quarter ended June 30, 2002. The quarter over quarter increase in net interest income was the result of the 30.34% growth in average interest-earning assets to $702.38 million from $538.89 million, offset by the 35.38% growth in average interest-bearing liabilities to $601.89 million from $444.59 million, and the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets fell to 4.85% in 2003 from 6.01% in 2002, a decline of 116 basis points, or 19.30%, however, the average cost of interest-bearing liabilities fell to 2.26% from 3.02%, a smaller decline of 76 basis points, or 25.17%. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, narrowed by 40 basis points to 2.59% from 2.99%

     For the six-month period ended June 30, 2003, net interest income increased by approximately $1.10 million, or 12.23%, to $10.11 million from $9.01 million for the six-month period ended June 30, 2002. The period over period increase in net interest income was the result of the 31.97% growth in average interest-earning assets to $686.67 million from $520.31 million, partially offset by the 37.43% growth in average interest-bearing liabilities to $585.22 million from $425.83 million and the difference between the yield on assets compared to the cost of liabilities. In the 2003 period, the average yield on interest-earning assets fell to 4.92% from 5.92% in 2002, a decline of 100 basis points, or 16.89%, however, the average cost of interest-bearing liabilities fell to 2.32% from 3.01%, a smaller decline of 69 basis points, or 22.92% The interest-rate spread narrowed by 31 basis points to 2.60% in 2003 from 2.91% in 2002.

     Interest rates, as measured by the prime rate, stabilized at 4.75% throughout the first ten months of 2002, easing to 4.25% in November of 2002, and remaining at the 4.25% level until June 25, 2003 when the rate was lowered to 4.00%. With interest rates at historic lows, we expect to see continued downward pressure on the Company's interest-rate spread and net interest income as higher yield investment securities in our portfolio mature, or are called by the issuer, and are replaced with securities carrying lower yields. Rates paid on deposit accounts may continue to decline as well, albeit at a slower pace due to competition for deposits in the market place.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 2.91% in the second quarter of 2003 from 3.52% in the second quarter of 2002, and declined to 2.94% in the six-month period of 2003 from 3.46% in the six-month period of 2002. For the three and six months ended June 30, 2003, total average interest-earnings assets were $702.38 million and $686.67 million, respectively, compared to $538.89 million and $520.31 million for the three and six months ended June 30, 2002. The average yield on such assets was 4.85% and 4.92% for the three and six months of 2003, respectively, compared to 6.01% and 5.92% for the three and six months of 2002, respectively.

     The Company makes strategic use of the prevailing interest rate environment to secure and retain deposits, and to borrow funds at what we believe to be attractive rates, and to invest such funds in a prudent mix of loans and investment securities. The average amounts of loans and investment securities increased by $10.65 million and $153.96 million, respectively, to $275.24 million and $422.48 million, respectively, in the quarter ended June 30, 2003, from $264.58 million and $268.52 million, respectively, in the quarter ended June 30, 2002. The average amount of interest bearing deposits and time deposits increased to $180.67 million and $321.93 million, respectively, from $108.99 million and $268.39, respectively, in the year ago quarter. Borrowed funds increased to $99.30 million in the 2003 quarter from $67.21 million in the 2002 quarter.

     During the six months ended June 30, 2003, the average amount of loans and investments securities was $275.09 million and $406.19 million, respectively, compared to $260.62 million and $254.04 million, respectively, during the six months ended June 30, 2002. Interest bearing deposits and time deposits averaged $162.78 million and $319.70 million in 2003, respectively, compared to $108.80 million and $243.34 million, respectively in 2002. Borrowed funds averaged $102.74 million and $73.69 million in 2003 and 2002, respectively.

Interest Income. Total interest income for the quarter ended June 30, 2003 increased by approximately $414,000, or 5.11%, to $8.51 million from $8.10 million for the quarter ended June 30, 2002. The increase was due to higher average balances of loans and investments securities, offset by the declining yields on such interest-earning assets. Loans yielded 6.84% and contributed $4.71 million, or 55.30% of total interest income in the 2003 quarter compared to a yield of 7.05% on loans in the year ago quarter and $4.67 million, or 57.68% of total interest income in 2002. Investment securities provided $3.79 million and $3.33 million of interest income, yielding 3.59% and 4.95% on average balances in 2003 and 2002 quarters, respectively.

     Total interest income for the six-month period ended June 30, 2003 increased by approximately $1.48 million, or 9.58%, to $16.89 million from $15.41 million for the six-month period ended June 30, 2002. The increase was due to higher average balances of loans and investments securities, offset by the declining yields on such interest-earning assets. The average amounts of interest-earning assets increased by approximately $166.35 million, or 31.97%, to $686.67 million in 2002 from $520.31 million in 2002 and the average yield on such assets decreased by 16.89%. Average loan balances increased by 5.55% to $275.09 million in 2003 from $260.62 million in 2002 and provided $9.46 million and $9.21 million of interest income, respectively, in 2003 and 2002. The average amounts of investments securities increased by $152.16 million, or 59.89%, to $406.19 million in 2003 from $254.04 million in 2002 and contributed $7.40 million and $6.08 million of interest income in the six months ended June 30, 2003 and 2002, respectively.

Interest Expense. Total interest expense for the quarter ended June 30, 2003 increased slightly to $3.40 million from $3.36 million for the quarter ended June 30, 2002. Interest-bearing liabilities increased by 35.38%, averaging $601.89 million in the 2003 quarter from $444.60 million in the 2002 quarter. Average time deposits and other interest-bearing deposits increased in the 2003 quarter to $321.99 million and $180.67 million, respectively, from $268.39 million and $108.99 million, respectively, in the 2002 quarter. The cost of such deposits, coupled with the cost of borrowed funds, $99.30 million and $67.21 million in 2003 and 2002, respectively, decreased to 2.26% in 2003 from 3.02% in 2002.

     Total interest expense for the six-month period ended June 30, 2003 increased by $375,000, to $6.78 million in the 2003 period from $6.41 million in the 2002 period. Interest-bearing liabilities increased by 37.43%, averaging $585.22 million in the 2003 period from $425.83 million in the 2002 period. Average time deposits and other interest-bearing deposits increased in the 2003 period to $319.70 million and $162.78 million, respectively, from $243.34 million and $108.80 million, respectively, in the 2002 period. The cost of such deposits, coupled with the cost of borrowed funds, $102.74 million and $73.69 million in 2003 and 2002, respectively, decreased to 2.32% in 2003 from 3.01% in 2002.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income.

     For the three and six months ended June 30, 2003, total non-interest income increased by approximately $1.12 million and $2.16 million, respectively, compared to $345,000 and $814,000, respectively, for the three and six months ended June 30, 2002. The increase is primarily due to the gains realized on the sales and issuer redemptions of investment securities. Such gains, which are not likely to be sustained in future periods, amounted to approximately $1.49 million in 2003 as compared to $323,000 in 2002.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2003 was $2.73 million and $5.44 million, respectively, compared to $2.80 million and $5.20 million, respectively for the like periods in 2002.

Provision for Income Tax. During the three and six-month periods ended June 30, 2003, the Company recorded income tax expense of $1.56 million and $2.98 million, respectively, compared to income tax expense of $988,000 and $1.97 million, respectively, for the three and six-month periods ended June 30, 2002. The tax provisions for federal, state and local taxes recorded for the first six month of 2003 and 2002 represent effective tax rates of 44.71% and 44.12%, respectively.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                               Berkshire Bancorp Inc.
                                                   Interest Rate Sensitivity Gap at June 30, 2003
                                                       (in thousands, except for percentages)
                                            -----------------------------------------------------------
                                             3 Months     3 Through    1 Through     Over
                                             or Less      12 Months     3 Years     3 Years     Total
                                            ---------     ---------    ---------    --------   --------
Federal funds sold                          $   1,000     $      --    $      --    $     --   $  1,000
                                   (Rate)        1.00%           --           --          --       1.00%
                                            ---------     ---------    ---------    --------   --------
Interest bearing deposits
   in banks                                     2,441            --           --          --      2,441
                                   (Rate)        0.75%           --           --          --       0.75%
                                            ---------     ---------    ---------    --------   --------
Loans (1)(2)
Adjustable rate loans                          41,725         8,758        6,434       9,691     66,608
                                   (Rate)        5.95%         5.11%        6.68%       7.45%      6.13%
Fixed rate loans                                1,646         5,332        2,344     196,884    206,206
                                   (Rate)        7.16%         8.31%        7.08%       6.68%      6.73%
                                            ---------     ---------    ---------    --------   --------
Total loans                                    43,371        14,090        8,778     206,575    272,814

Investments (3)(4)                            103,538        20,206       47,599     292,290    463,633
                                   (Rate)        2.70%         3.17%        1.50%       4.44%      3.69%
                                            ---------     ---------    ---------    --------   --------
Total rate-sensitive assets                   150,350        34,296       56,377     498,865    739,888
                                            ---------     ---------    ---------    --------   --------

Deposit accounts (5)
Savings and NOW                               151,360            --           --          --    151,360
                                   (Rate)        1.45%           --           --          --       1.45%
Money market                                   39,021            --           --          --     39,021
                                   (Rate)        0.92%           --           --          --       0.92%
Time Deposits                                 146,306       176,694        5,281       2,082    330,363
                                   (Rate)        2.44%         2.27%        2.23%       2.03%      2.34%
                                            ---------     ---------    ---------    --------   --------
Total deposit accounts                        336,687       176,694        5,281       2,081    520,744
Repurchase agreements                          50,412         4,882           --          --     55,294
                                   (Rate)        1.08%         1.24           --          --       1.09%
Other borrowings                                   --            --        1,000      56,905     57,905
                                   (Rate)            %           --         5.90%       4.43%      4.46%
                                            ---------     ---------    ---------    --------   --------
Total rate-sensitive liabilities              387,099       181,576        6,281      58,986    633,942
                                            ---------     ---------    ---------    --------   --------

Interest rate caps                             30,000            --      (10,000)    (20,000)        --
Gap (repricing differences)                  (266,749)     (147,280)      60,096     459,879    105,946
                                            =========     =========    =========    ========   ========
Cumulative Gap                               (266,749)     (414,029)    (353,933)    105,946
                                            =========     =========    =========    ========
Cumulative Gap to Total Rate
   Sensitive Assets                            (36.05)%      (55.96)%     (47.84)%     14.32%
                                            =========     =========    =========    ========

----------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)  Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated amongst maturity/repricing periods based upon the Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of June 30, 2003. For the three and six months ended June 30, 2003 and 2002, the Company charged-off loans amounting to $1,000 and $2,000, and $75,000 and $99,000, respectively.

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

     At June 30, 2003 and 2002, the Company had $277,000 and $ -0-, respectively, of non accrual or non performing loans and no loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $272.12 million from $264.95 million, the provision for the six months ended June 30, 2003 was increased to $2.47 million from $2.10 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                        -------------------    -------------------
                                          2003       2002        2003      2002
                                        --------   --------    --------   --------
Average loans outstanding               $275,235   $264,853    $275,090   $260,623
                                        ========   ========    ========   ========
Allowance at beginning of period           2,421      2,058       2,315      2,030
Charge-offs:
   Commercial and other loans                  1         75           2         99
   Real estate loans                          --         --          --         --
                                        --------   --------    --------   --------
      Total loans charged-off                  1         75           2         99
                                        --------   --------    --------   --------
Recoveries:
   Commercial and other loans                  3          5           5          7
   Real estate loans                          --         --          --         --
                                        --------   --------    --------   --------
      Total loans recovered                    3          5           5          7
                                        --------   --------    --------   --------
      Net recoveries (charge-offs)             2        (70)          3        (92)
                                        --------   --------    --------   --------
Provision for loan losses
   charged to operating expenses              45        107         150        157
                                        --------   --------    --------   --------
Allowance at end of period                 2,468      2,095       2,468      2,095
                                        --------   --------    --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding             0.00%     (0.03%)      0.00%     (0.04%)
                                        ========   ========    ========   ========
Allowance as a percent of total loans       0.91%      0.79%       0.91%      0.79%
                                        ========   ========    ========   ========
Total loans at end of period            $272,120   $264,948    $272,120   $264,948
                                        ========   ========    ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2003, the Company had total gross loans of $272.81 million and an allowance for loan losses of $2.47 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. For the three and six-month periods ended June 30, 2003, the Company sold approximately $135,000 and $677,000, respectively, of such loans and recorded in other income, gains of $5,000 and $18,000, respectively, on such sales.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                         June 30,   December 31,
                                                           2003        2002
                                                         --------   ------------
                                                          Amount       Amount
                                                         --------   ------------
                                                              (in thousands)
Commercial and professional loans                        $ 18,122     $ 16,704
Secured by real estate
      1-4 family                                          166,060      180,730
      Multi family                                          6,758        8,958
      Non-residential (commercial)                         79,245       65,809
Consumer                                                    2,629        4,051
Other                                                          --           --
                                                         --------     --------
Total loans                                               272,814      276,252
Less:
   Deferred loan fees                                        (694)        (755)
   Allowance for loan losses                               (2,468)      (2,315)
                                                         --------     --------
Loans, net                                               $269,652     $273,182
                                                         ========     ========

     It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At June 30, 2003 and 2002, the Company did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of June 30, 2003 and December 31, 2002 (dollars in thousands):

                                                                                   To be well
                                                                                capitalized under
                                                               For capital      prompt corrective
                                               Actual       adequacy purposes   action provisions
                                           --------------   -----------------   -----------------
                                           Amount   Ratio    Amount   Ratio      Amount    Ratio
                                           ------   -----    ------   -----      ------   ------
June 30, 2003
Total Capital (to Risk-Weighted Assets)
   Company                                 83,423   27.8%    24,035   >=8.0%         --      N/A
   Bank                                    57,020   19.8%    23,014   >=8.0%     28,768   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 80,955   26.9%    12,018   >=4.0%         --      N/A
   Bank                                    54,551   19.0%    11,507   >=4.0%     17,261    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 80,955   10.9%    29,596   >=4.0%         --      N/A
   Bank                                    54,551    7.6%    28,869   >=4.0%     36,087    >=5.0%

                                                                                    To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                                Actual       adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio    Amount    Ratio     Amount    Ratio
                                           -------   -----    -------   -----     ------   ------
December 31, 2002
Total Capital (to Risk-Weighted Assets)
   Company                                 $80,811    12.3%   $23,801   >=8.0%        --      N/A
   Bank                                     53,687    19.4%    22,193   >=8.0%    27,741   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  78,496    26.4%    11,900   >=4.0%        --      N/A
   Bank                                     51,372    18.5%    11,096   >=4.0%    16,645    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  78,496    27.2%    25,468   >=4.0%        --      N/A
   Bank                                     51,372     7.8%    26,210   >=4.0%    32,763    >=5.0%

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

     For Berkshire, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At June 30, 2003, Berkshire had cash and cash equivalents of $14.64 million and investment securities available for sale of $2.91 million.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

     At June 30, 2003, the Company had outstanding commitments of approximately $49.94 million. These commitments include $10.06 million that mature or renew within one year, $17.20 million that mature or renew after one year and within three years, $20.24 that mature or renew after three years and within five years and $2.43 million that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, during the quarter ended June 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2003 Annual Meeting of Stockholders was held on May 15, 2003. Each of the five individuals nominated to serve as directors of the Company was elected:

Director                Shares For   Shares Withheld
--------                ----------   ---------------
William L. Cohen         2,124,956        8,912
Thomas V. Guarino        2,124,935        8,933
Moses Marx               2,124,172        8,696
Steven Rosenberg         2,124,177        8,691
Randolph B. Stockwell    2,124,944        8,294

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     Exhibit
      Number   Description
     -------   -----------
     10.8      Amendment No. 2 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz.

     31 Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

     32 Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

b. The Company furnished a Report on Form 8-K, dated May 9, 2003 (date of earliest event May 8, 2003), in satisfaction of Item 12 "Disclosure of Results of Operations and Financial Condition" of Form 8-K, under Item 9 "Regulation FD Disclosure" pursuant to the interim guidance of the Securities and Exchange Commission contained in its Release No. 33-8216 and 34-47583 with respect to the press release announcing the Company's financial results for the quarter ended March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BERKSHIRE BANCORP INC.
                                                          (Registrant)


Date:  August 11, 2003                           By: /s/ Steven Rosenberg
                                                     ---------------------------
                                                     Steven Rosenberg
                                                     President and Chief
                                                     Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                              Sequential
Number    Description                                                Page Number
-------   -----------                                                -----------
10.8      Amendment No. 2 to Employment Agreement, dated August 1,
          2001, by and between The Berkshire Bank and Moses
          Krausz.                                                         33

31        Certification of Principal Executive and Financial
          Officer pursuant to Section 302 Of The Sarbanes-Oxley
          Act of 2002.                                                    34

32        Certification of Principal Executive and Financial
          Officer pursuant to Section 906 Of The Sarbanes-Oxley
          Act of 2002.                                                    35

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as......................>=