Form 10-Q
period 2003-09-30
BERKSHIRE BANCORP INC /DE/
filed 2003-11-12
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                               ----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

Commission file number: 0-13649
                       --------

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

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---

As of November 7, 2003, there were 2,210,780 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                             Page No.
                                                                                             --------
         PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 2003 (unaudited) and
                  December 31, 2002                                                              4

                  Consolidated Statements of Income
                  For The Three and Nine Months Ended
                  September 30, 2003 and 2002 (unaudited)                                        5

                  Consolidated Statement of Stockholders'
                  Equity For The Nine Months Ended
                  September 30, 2003 (unaudited)                                                 6

                  Consolidated Statements of Cash Flows
                  For The Nine Months Ended September 30,
                  2003 and 2002 (unaudited)                                                      7

                  Notes to Consolidated Financial Statements                                     9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                  17

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                                              23

Item 4.           Controls and Procedures                                                        29

         PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                               30

Signature                                                                                        31

Index of Exhibits

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                        September 30,         December 31,
                                                             2003                  2002
                                                        ----------------------------------
ASSETS
Cash and due from banks                                   $   4,965             $   6,183
Interest bearing deposits                                       282                   127
                                                          ---------             ---------
Total cash and cash equivalents                               5,247                 6,310
Investment Securities:
 Available-for-sale                                         489,082               370,625
 Held-to-maturity                                               733                   833
                                                          ---------             ---------
Total investment securities                                 489,815               371,458
Loans, net of unearned income                               295,019               275,497
 Less: allowance for loan losses                             (2,503)               (2,315)
                                                          ---------             ---------
Net loans                                                   292,516               273,182
Accrued interest receivable                                   5,302                 4,106
Premises and equipment, net                                   8,778                 8,976
Other assets                                                  2,728                 1,157
Goodwill, net                                                18,549                18,549
                                                          ---------             ---------
Total assets                                              $ 822,935             $ 683,738
                                                          =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                     $  34,780             $  31,320
 Interest bearing                                           541,971               442,498
                                                          ---------             ---------
Total deposits                                              576,751               473,818
Securities sold under agreements to repurchase               74,134                46,673
Long term borrowings                                         65,530                57,699
Accrued interest payable                                      2,267                 3,348
Other liabilities                                             3,836                 3,675
                                                          ---------             ---------
Total liabilities                                           722,518               585,213
                                                          ---------             ---------
Stockholders' equity
 Preferred stock - $.10 Par value:                               --                    --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  2,566,095 shares
 Outstanding --
   September 30, 2003, 2,210,280 shares
   December 31, 2002,  2,237,976 shares                         256                   256
Additional paid-in capital                                   89,866                89,890
Retained earnings                                            21,152                16,145
Accumulated other comprehensive
 income (loss), net                                            (653)                1,480
 Common stock in treasury - at cost:
 September 30, 2003, 355,815 shares
 December 31, 2002,  328,119 shares                         (10,204)               (9,246)
                                                          ---------             ---------
Total stockholders' equity                                  100,417                98,525
                                                          ---------             ---------
                                                          $ 822,935             $ 683,738
                                                          =========             =========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                           For The                           For The
                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     --------------------             ----------------------
                                                      2003          2002                2003           2002
                                                     ------        ------             -------        -------
INTEREST INCOME
Loans                                                $4,786        $4,730             $14,250        $13,943
Investment securities                                 4,068         3,740              11,467          9,815
Federal funds sold and
 interest bearing deposits                               58            25                  84             71
                                                     ------        ------             -------        -------
Total interest income                                 8,912         8,495              25,801         23,829
                                                     ------        ------             -------        -------
INTEREST EXPENSE
Deposits                                              2,517         2,762               7,712          7,753
Borrowings                                              815           802               2,403          2,140
                                                     ------        ------             -------        -------
Total interest expense                                3,332         3,564              10,115          9,893
                                                     ------        ------             -------        -------
Net interest income                                   5,580         4,931              15,686         13,936
PROVISION FOR LOAN LOSSES                                45           200                 195            357
                                                     ------        ------             -------        -------
Net interest income after
 provision for loan losses                            5,535         4,731              15,491         13,579
                                                     ------        ------             -------        -------
NON-INTEREST INCOME
Service charges on deposits                             134           112                 489            350
Investment securities gains                             183           681               1,669          1,070
Other income                                            163             5                 477            192
                                                     ------        ------             -------        -------
Total non-interest income                               480           798               2,635          1,612
                                                     ------        ------             -------        -------
NON-INTEREST EXPENSE
Salaries and employee benefits                        1,413         1,269               4,139          3,869
Net occupancy expense                                   432           501               1,262          1,244
Equipment expense                                        81            76                 292            209
FDIC assessment                                          21            17                  59             47
Data processing expense                                  35           108                 148            164
Other                                                 1,111           927               2,632          2,566
                                                     ------        ------             -------        -------
Total non-interest expense                            3,093         2,898               8,532          8,099
                                                     ------        ------             -------        -------
Income before provision for taxes                     2,922         2,631               9,594          7,092
Provision for income taxes                            1,339         1,118               4,322          3,086
                                                     ------        ------             -------        -------
Net income                                           $1,583        $1,513             $ 5,272        $ 4,006
                                                     ======        ======             =======        =======
Net income per share:
 Basic                                               $  .72        $  .67             $  2.38        $  1.73
                                                     ======        ======             =======        =======
 Diluted                                             $  .70        $  .67             $  2.35        $  1.73
                                                     ======        ======             =======        =======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 2003
                                 (In Thousands)


                                                                       Accumulated
                                                                          other
                                       Common   Stock    Additional   comprehensive     Accum-
                                                 Par      paid-in     income (loss)     lated
                                       Shares   value     capital          net         earnings
                                       ------   -----    ---------        -----        --------

Balance at December 31, 2002            2,566    $256     $89,890       $ 1,480       $ 16,145

Net income                                                                               5,272
Treasury shares issued for                                    (24)
 options exercised
Acquisition of treasury shares
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                                               (2,133)

Comprehensive income

Cash dividends
                                                                                          (265)
                                       ------    ----     -------       -------       --------

Balance at September 30, 2003           2,566    $256     $89,866       $  (653)      $ 21,152
(Unaudited)                                      ====     =======       =======       ========


                                                                        Total
                                         Treasury   Comprehensive   stockholders'
                                          stock         income          equity
                                         -------       --------        -------

Balance at December 31, 2002             $(9,246)                     $ 98,525

Net income                                               5,272           5,272
Treasury shares issued for                   153                           129
 options exercised
Acquisition of treasury shares            (1,111)                       (1,111)
Other comprehensive income (loss)
 net of reclassification adjustment
 and taxes                                              (2,133)         (2,133)
                                                       -------
Comprehensive income                                   $ 3,139
                                                       =======
Cash dividends
                                                                          (265)
                                        --------                      --------

Balance at September 30, 2003           $(10,204)                     $100,417
(Unaudited)                             ========                      ========





         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            For The Nine Months Ended
                                                                  September 30,
                                                     ----------------------------------------
                                                              2003               2002
                                                             ------             -----

  Cash flows from operating activities:

Net income                                                $    5,272           $  4,006
Adjustments to reconcile net income to net
 cash provided by operating activities:
Realized gains on investment securities                       (1,669)            (1,070)
Depreciation and amortization                                    465                280
Provision for loan losses                                        195                357
(Increase) in accrued interest receivable                     (1,196)              (790)
(Increase) decrease in other assets                           (1,511)             1,172
Increase (decrease) in accrued interest
 payable and other liabilities                                (1,531)             2,310
                                                          ----------           --------

 Net cash provided by operating activities                        25              6,265
                                                          ----------           --------

  Cash flows from investing activities:

Investment securities available for sale
 Purchases                                                (1,604,999)        (1,048,313)
 Sales                                                     1,485,877            950,496
Investment securities held to maturity
 Sales and maturities                                             97                700
Net (increase) in loans                                      (18,774)           (21,879)
Purchase of premises and equipment                              (267)            (1,507)
                                                          ----------           --------

Net cash (used in) investing activities                     (138,066)          (120,503)
                                                          ----------          ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              For The Nine Months Ended
                                                                    September 30,
                                                       ----------------------------------------
                                                                 2003               2002
                                                                ------             -----

  Cash flows from financing activities:

Net increase in non interest bearing deposits                     3,460              2,148
Net increase in interest bearing deposits                        99,473            115,151
Increase (decrease) in securities sold under
 agreements to repurchase                                        27,461             (7,056)
Proceeds from long term debt                                      7,831              7,113
Acquisition of treasury stock                                    (1,111)            (4,258)
Proceeds from exercise of common stock options                      129                 81
Dividends paid                                                     (265)              (235)
                                                               --------           --------

Net cash provided by financing activities                       136,978            112,944
                                                               --------           --------

  Net (decrease) in cash                                         (1,063)            (1,294)
  Cash - beginning of period                                      6,310             10,383
                                                               --------           --------
  Cash - end of period                                         $  5,247           $  9,089
                                                               ========           ========
Supplemental cash flow information:
  Cash used to pay interest                                    $ 11,196           $  9,095
  Cash used to pay taxes, net of refunds                       $  3,621           $  3,876


        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2003 and 2002

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2003 and December 31, 2002 and the consolidated results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its consolidated stockholders' equity for the nine month period ended September 30, 2003, and its consolidated cash flows for the nine month periods ended September 30, 2003 and 2002.

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

                                                                   For The Three Months Ended
                                     ---------------------------------------------------------------------------------------
                                                September 30, 2003                           September 30, 2002
                                     -----------------------------------------  --------------------------------------------
                                                                       Per                                          Per
                                          Income         Shares       share          Income          Shares        share
                                       (numerator)   (denominator)   amount        (numerator)   (denominator)     amount
                                       -----------   -------------   ------        -----------   -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                  $  1,583           2,209    $  .72           $  1,513           2,252        $  .67
Effect of dilutive securities
 options                                     --              40       .02                 --              14           .--
                                       --------         -------    ------           --------         -------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                  $  1,583           2,249    $  .70           $  1,513           2,266        $  .67
                                       ========         =======    ======           ========         =======        ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 2. - (continued)

         Options to purchase 45,375 shares of common stock for $31.75 to $38.00 per share were outstanding during the three month period ended September 30, 2002. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.


                                                                   For The Nine Months Ended
                                     ---------------------------------------------------------------------------------------
                                                September 30, 2003                           September 30, 2002
                                     -----------------------------------------  --------------------------------------------
                                                                       Per                                          Per
                                          Income         Shares       share          Income          Shares        share
                                       (numerator)   (denominator)   amount        (numerator)   (denominator)     amount
                                       -----------   -------------   ------        -----------   -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                  $  5,272           2,216       $ 2.38       $  4,006           2,309        $ 1.73
Effect of dilutive securities
 options                                     --              31          .03             --              10           .--
                                       --------         -------       ------       --------         -------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                  $  5,272           2,247       $ 2.35       $  4,006           2,319        $ 1.73
                                       ========         =======       ======       ========         =======        ======

         Options to purchase 40,375 shares of common stock for $38.00 per share and 45,375 shares of common stock for $31.75 to $38.00 per share were outstanding during the nine month periods ended September 30, 2003 and 2002, respectively. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2003 and December 31, 2002:

                                                                    September 30, 2003
                                       ----------------------------------------------------------------------------
                                                                Gross               Gross
                                          Amortized          unrealized          unrealized             Fair
                                             Cost               gains              losses               value
                                       ----------------  ------------------- -------------------  -----------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                  $   733              $     3             $    --           $    736
                                          -------              -------             -------           --------
 Totals                                   $   733              $     3             $    --           $    736
                                          =======              =======             =======           ========


                                                                   December 31, 2002
                                       ----------------------------------------------------------------------------
                                                                Gross               Gross
                                          Amortized          unrealized          unrealized             Fair
                                             Cost               gains              losses               value
                                       ----------------  ------------------- -------------------  -----------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                  $   833              $     3             $    (1)          $    835
                                          -------              -------             -------           --------
 Totals                                   $   833              $     3             $    (1)          $    835
                                          =======              =======             =======           ========


                                                                     September 30, 2003
                                         --------------------------------------------------------------------------
                                                                  Gross              Gross
                                             Amortized         unrealized         unrealized            Fair
                                               Cost               gains             losses              value
                                         -----------------  -----------------  -----------------  -----------------
                                                                       (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes                      $ 34,925            $    11            $   (66)          $ 34,870
U.S. Government Agencies                      403,931              1,001             (4,124)           400,808
Mortgage-backed securities                     35,359              1,548                (30)            36,877
Corporate notes                                 1,571                 51               (123)             1,499
Marketable equity
 securities and other                          14,932                247               (151)            15,028
                                             --------            -------            -------           --------
 Totals                                      $490,718            $ 2,858            $(4,494)          $489,082
                                             ========            =======            =======           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)

                                                                    December 31, 2002
                                        --------------------------------------------------------------------------
                                                                 Gross              Gross
                                            Amortized         unrealized         unrealized            Fair
                                              Cost               gains             losses             value
                                        -----------------  -----------------  ----------------- ------------------
                                                                      (In thousands)
Available-For-Sale
Investment securities
U.S. Treasury and Notes                     $ 20,110            $   103            $    --           $ 20,213
U.S. Government Agencies                     301,224              2,376                 (3)           303,597
Mortgage-backed securities                     6,256                  6                 --              6,262
Corporate Notes                                3,878                495               (297)             4,076
Marketable equity
 securities and other                         33,383                242               (148)            36,477
                                            --------            -------            -------           --------
 Totals                                     $367,851            $ 3,222            $  (448)          $370,625
                                            ========            =======            =======           ========


NOTE 4. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                     September 30, 2003                  December 31, 2002
                                            -------------------------------------  ------------------------------
                                                                      % of                            % of
                                                        Amount        Total                 Amount    Total
                                                      --------        -----               --------    -----
                                                                   (Dollars in thousands)
Commercial and professional loans                     $ 20,423          6.9%              $ 16,704      6.1%
Secured by real estate
  1-4 family                                           174,018         58.8                180,730     65.4
  Multi family                                           6,776          2.3                  8,958      3.2
  Non-residential (commercial)                          92,108         31.1                 65,809     23.8
Consumer                                                 2,515          0.9                  4,051      1.5
                                                            --
                                                      --------        -----               --------    -----
Total loans                                            295,840        100.0%               276,252    100.0%
                                                                      =====                           =====
Deferred loan fees                                        (821)                               (755)
Allowance for loan losses                               (2,503)                             (2,315)
                                                      --------                            --------
Loans, net                                            $292,516                            $273,182
                                                      ========                            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                     September 30, 2003             December 31, 2002
                                     ------------------             -----------------
                                    Average     Average           Average     Average
                                    Amount      Yield              Amount     Yield
                                    ------      -----              ------     -----
                                                  (Dollars in thousands)
Demand deposits                     $ 30,737      --              $ 30,102       --
NOW and money market                  58,016    0.81%               60,114     1.28%
Savings deposits                     119,553    1.55                56,217     1.56
Time deposits                        322,109    2.43               273,452     3.21
                                    --------    ----              --------     ----
Total deposits                      $530,415    1.94%             $419,885     2.48%
                                    ========    ====              ========     ====


NOTE 6. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                                For The Nine Months Ended
                            -------------------------------------------------------------------------------------------------
                                         September 30, 2003                                 September 30, 2002
                            ---------------------------------------------- --------------------------------------------------
                                                Tax                                                 Tax
                             Before tax      (expense)       Net of tax        Before tax        (expense)         Net of tax
                               amount         benefit          Amount            amount           benefit            amount
                            ------------------------------ --------------- ------------------------------------ -------------
                                                                      (In thousands)
Unrealized (losses)
gains on investment
securities:

 Unrealized holding              $ (1,886)       $    754        $ (1,132)        $  1,310          $   (524)        $    786
 gains (losses) arising
 during period

 Less reclassification
 adjustment for (losses)
 gains realized in
 net income                         1,669            (668)          1,001            1,070              (428)             642
                                 --------        --------        --------         --------          --------         --------
Other comprehensive
 (loss) income, net              $ (3,555)       $  1,422        $ (2,133)        $    240          $    (96)        $    144
                                 ========        ========        ========         ========          ========         ========

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

                                                                       For The
                                                                  Three Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                2003            2002
                                                               ------          -----
                                                               (In thousands, except
                                                                 per share amounts)
Net income                                 As Reported:        $ 1,583         $ 1,513

Less: Stock based compensation
costs determined under fair
value methods for all awards                                        --              --
                                                               -------         -------
                                           Pro Forma:          $ 1,583         $ 1,513
                                                               =======         =======

Basic earnings per share                   As Reported:        $   .72         $   .67
                                           Pro Forma:              .72             .67

Diluted earnings per share                 As Reported:        $   .70         $   .67
                                           Pro Forma:              .70             .67


                                                                       For The
                                                                   Nine Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                2003            2002
                                                               ------          -----
                                                               (In thousands, except
                                                                 per share amounts)
Net income                                 As Reported:        $ 5,272         $ 4,006

Less: Stock based compensation
costs determined under fair
value methods for all awards                                        --              --
                                                               -------         -------
                                           Pro Forma:          $ 5,272         $ 4,006
                                                               =======         =======

Basic earnings per share                   As Reported:        $  2.38         $  1.73
                                           Pro Forma:             2.38            1.73

Diluted earnings per share                 As Reported:        $  2.35         $  1.73
                                           Pro Forma:             2.35            1.73


         The Company did not grant options during the three and nine months ended September 30, 2003 and 2002.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 8. New Accounting Pronouncements

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

Derivative Instruments and Hedging Activities

         The Company adopted Statement of Financial Accounting Standard 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

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

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 are $19.94 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Company has not acquired any variable interest entities after February 1, 2003 through September 30, 2003. The Company is in process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held prior to the issuance of FIN 46 on its financial condition or results of operations. The adoption of FIN 46 did not have a material impact on the consolidated financial position or results of operations.

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


                                                       For The Three Months Ended September 30,
                                   ------------------------------------------------------------------------------
                                                   2003                                    2002
                                   -----------------------------------     --------------------------------------
                                                 Interest                                  Interest
                                    Average         and       Average      Average           and       Average
                                    Balance     Dividends   Yield/Rate     Balance        Dividends   Yield/Rate
                                    -------     ---------   ----------     -------        ---------   ----------
                                                             (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)                           $283,944     $4,786         6.74%     $269,938        $4,730        7.01%
Investment securities                467,063      4,068         3.48       333,326         3,740        4.49
Other (2)(5)                           2,925         58         7.93         5,453            25        1.83
                                    --------     ------         ----      --------        ------        ----
Total interest-earning assets        753,932      8,912         4.73       608,717         8,495        5.58
                                                                ----                                    ----
Noninterest-earning assets            35,949                                35,844
                                    --------                              --------
Total Assets                        $789,881                              $644,561
                                    ========                              ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            206,632        716         1.39%      119,932           431        1.44%
Time deposits                        326,852      1,801         1.84       299,609         2,331        3.11
Other borrowings                     113,993        815         2.87        89,423           802        3.59
                                    --------     ------         ----      --------        ------        ----
Total interest-bearing
 liabilities                         647,477      3,332         2.06       508,964         3,564        2.80
                                                 ------         ----                      ------        ----

Demand deposits                       31,579                                32,060
Noninterest-bearing liabilities        6,792                                 7,965
Stockholders' equity (5)             104,033                                95,572
                                    --------                              --------

Total liabilities and
 stockholders' equity               $789,881                              $644,561
                                    ========                              ========

Net interest income                               5,580                                     4,931
                                                 ======                                    ======

Interest-rate spread (3)                                        2.67%                                   2.78%
                                                                ====                                    ====

Net interest margin (4)                                         2.96%                                   3.24%
                                                                ====                                    ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                    1.16                                  1.20
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


                                                   For The Nine Months Ended September 30,
                                   ----------------------------------------------------------------------
                                                2003                                   2002
                                   ----------------------------------- ----------------------------------
                                              Interest                               Interest
                                   Average       and       Average      Average        and      Average
                                   Balance   Dividends   Yield/Rate     Balance     Dividends  Yield/Rate
                                   -------   ---------   ----------     -------     ---------  ----------
                                                          (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)                          $278,077   $14,250         6.83%   $263,756       $13,943       7.05%
Investment securities               426,708    11,467         3.58     280,756         9,815       4.66
Other (2)(5)                          4,558        84         2.46       5,671            71       1.67
                                   --------   -------         ----    --------       -------       ----
Total interest-earning assets       709,343    25,801         4.85     550,183        23,829       5.77
                                                              ----                                 ----
Noninterest-earning assets           36,640                             36,460
                                   --------                           --------
Total Assets                       $745,983                           $586,643
                                   ========                           ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits           177,569     1,833         1.38%    112,538         1,192       1.41%
Time deposits                       322,109     5,879         2.43     262,304         6,561       3.34
Other borrowings                    106,445     2,403         3.01      78,992         2,140       3.61
                                   --------   -------         ----    --------       -------       ----
Total interest-bearing
 liabilities                        606,123    10,115         2.23     453,834         9,893       2.91
                                              -------         ----                   -------       ----

Demand deposits                      30,737                             30,287
Noninterest-bearing liabilities       8,265                              7,194
Stockholders' equity (5)            100,858                             95,328
                                   --------                           --------

Total liabilities and
 stockholders' equity              $745,983                           $586,643
                                   ========                           ========

Net interest income                            15,686                                 13,936
                                              =======                                =======

Interest-rate spread (3)                                      2.62%                                2.86%
                                                              ====                                 ====

Net interest margin (4)                                       2.95%                                3.38%
                                                              ====                                 ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                   1.17                               1.21
                                   ========                           ========


----------------------
(1)      Includes nonaccrual loans.
(2) Includes interest-bearing deposits,federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956 has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank"). The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties.

Net Income. Net income for the three-month period ended September 30, 2003 was $1.58 million, or $.70 per share, as compared to $1.51 million, or $.67 per share, for the three-month period ended September 30, 2002. Net income for the nine-month period ended September 30, 2002 was $5.27 million, or $2.35 per share, as compared to $4.01 million, or $1.73 per share, for the nine-month period ended September 30, 2002.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

         For the quarter ended September 30, 2003, net interest income increased by $649,000, or 13.16%, to $5.58 million from $4.93 million for the quarter ended September 30, 2002. The quarter over quarter increase in net interest income was the result of the 23.86% growth in average interest-earning assets of $145.22 million, partially offset by the 27.21% growth in average interest-bearing liabilities of $138.52 million, and the difference between the yield on assets compared to the cost of liabilities. The average yield on interest-earning assets fell to 4.73% from 5.58%, a decline of 85 basis points, or 15.23%, while the average cost of interest-bearing liabilities fell to 2.06% from 2.80%, a decline of 74 basis points, or 26.43% The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, eased by 11 basis points to 2.67% from 2.78%

         For the nine-month period ended September 30, 2003, net interest income increased by $1.75 million, or 12.56%, to $15.69 million from $13.94 million for the nine-month period ended September 30, 2002. The period over period increase in net interest income was the result of the 28.93% growth in average interest-earning assets of $159.16 million, partially offset by the 33.56% growth in average interest-bearing liabilities of $152.29 million, and the difference between the yield on assets compared to the cost of liabilities. In the 2003 period, the average yield on interest-earning assets fell to 4.85% from 5.77% in 2002, a decline of 92 basis points, or 15.94%, however, the average cost of interest-bearing liabilities fell to 2.23% from 2.91%, a decline of 68 basis points, or 23.37% The interest-rate spread eased by 24 basis points to 2.62% in 2003 from 2.86% in 2002.

         Interest rates, as measured by the prime rate, stabilized at 4.75% throughout the first ten months of 2002, easing to 4.25% in November of 2002, and remaining at the 4.25% level until June 25, 2003 when the rate was lowered to 4.00%. With interest rates stabilizing at historic lows, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have matured or have been called by the issuer have been replaced with securities carrying somewhat lower yields and longer maturities. Rates paid on deposit accounts may continue to decline as well, albeit at a slower pace due to competition for deposits in the market place.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 2.96% in the third fiscal quarter of 2003 from 3.24% in the third fiscal quarter of 2002, and declined to 2.95% in the nine-month period of 2003 from 3.38% in the nine-month period of 2002.

         The Company makes strategic use of the prevailing interest rate environment to secure and retain deposits, and to borrow funds at what we believe to be attractive rates, and to invest such funds in a prudent mix of loans and investment securities. The average amounts of loans and investment securities increased by $14.01 million and $133.74 million, respectively, to $283.94 million and $467.06 million, respectively, in the quarter ended September 30, 2003, from $269.94 million and $333.33 million, respectively, in the quarter ended September 30, 2002. The average amounts of interest bearing deposits and time deposits increased by $86.70 million and $27.24 million, respectively, to $206.63 million and $326.85 million, respectively, from $119.93 million and $299.61 million, respectively, in the year ago quarter. Borrowed funds increased by $24.57 million to $113.99 million in the 2003 quarter from $89.42 million in the 2002 quarter.

         During the nine months ended September 30, 2003, the average amounts of loans and investments securities was $278.08 million and $426.71 million, espectively, compared to $263.76 million and $280.76 million, respectively, during the nine months ended September 30, 2002. Interest bearing deposits and time deposits averaged $177.57 million and $322.11 million in 2003, respectively, compared to $112.54 million and $262.30 million, respectively in 2002. Borrowed funds averaged $106.45 million and $78.99 million in 2003 and 2002, respectively.

Interest Income. Total interest income for the quarter ended September 30, 2003 increased by $417,000, or 4.91%, to $8.91 million from $8.50 million for the quarter ended September 30, 2002. The increase was the result of a 23.86% increase in the average amount of total interest-earning assets to $753.93 million in 2003 from $608.72 million in 2002. Average loans and investment securities increased by 5.19% and 40.12%, respectively, and contributed $4.79 million and $4.07 million, respectively, to interest income during the quarter ended September 30, 2003.

         Total interest income for the nine-month period ended September 30, 2003 increased by $1.97 million, or 8.28%, to $25.80 million from $23.83 million for the nine-month period ended September 30, 2002. The increase was the result of a 28.93% increase in the average amount of total interest-earning assets to $709.34 million in 2003 from $550.18 million in 2002. Average loans and investment securities increased by 5.43% and 51.99%, respectively, and contributed $14.25 million and $11.47 million, respectively, to interest income during the nine months ended September 30, 2003.

         The average yield on total interest-earning assets was 4.73% and 4.85%, respectively, during the three and nine months ended September 30, 2003, compared to 5.58% and 5.77%, respectively, for the three and nine months ended September 30, 2002. During the first nine months of 2003, the average yield on the Company's loan portfolio and investment securities was 6.83% and 3.58%, respectively, compared to 7.05% and 4.66%, respectively, during the first nine months of 2002.

Interest Expense. Total interest expense for the quarter ended September 30, 2003 decreased to $3.33 million from $3.56 million for the quarter ended September 30, 2002. The decrease in interest expense was due primarily to the 74 basis point decline in average rates paid on interest-bearing liabilities to 2.06% in 2003 from 2.80% in 2002, partially offset by the increase in the average amounts of such liabilities. Total interest-bearing liabilities increased by 27.21%, averaging $647.48 million in the 2003 quarter compared to $508.96 million in the 2002 quarter. Average time deposits and other interest-bearing deposits increased in the 2003 quarter to $326.85 million and $206.63 million, respectively, from $299.61 million and $119.93 million, respectively, in the 2002 quarter. The average amount of borrowed funds increased as well, to $113.99 million in the 2003 quarter from $89.42 million in the 2002 quarter.

         Total interest expense for the nine-month period ended September 30, 2003 increased by $222,000, or 2.24%, to $10.12 million in the 2003 period from $9.89 million in the 2002 period. The increase in interest expense was due to the 33.56% increase in interest-bearing liabilities, substantially offset by the decline in the average rates paid on such liabilities. Total interest-bearing liabilities averaged $606.12 million in the 2003 period from $453.83 million in the 2002 period. Average time deposits and other interest-bearing deposits increased in the 2003 period to $322.11 million and $177.57 million, respectively, from $262.30 million and $112.54 million, respectively, in the 2002 period. The cost of such deposits, coupled with the cost of borrowed funds, $106.45 million and $78.99 million in 2003 and 2002, respectively, decreased to 2.23% in 2003 from 2.91% in 2002.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended September 30, 2003, total non-interest income decreased by $318,000, to $480,000 from $798,000 for the three months ended September 30, 2002. The decrease is largely due to the $498,000 decrease in gains on sales of investment securities.

         For the nine months ended September 30, 2003 and 2002, total non-interest income was $2.64 million and $1.61 million, respectively. The increase of $1.02 million was largely due to the $599,000 increase in the gains realized on the sales and issuer redemptions of investment securities and the $285,000 increase in various items included in other income.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2003 was $3.09 million and $8.53 million, respectively, compared to $2.90 million and $8.10 million, respectively for the same periods in 2002.

Provision for Income Tax. During the three and nine-month periods ended September 30, 2003, the Company recorded income tax expense of $1.34 million and $4.32 million, respectively, compared to income tax expense of $1.12 million and $3.09 million, respectively, for the three and nine-month periods ended September 30, 2002. The tax provisions for federal, state and local taxes recorded for the first nine months of 2003 and 2002 represent effective tax rates of 45.05% and 43.51%, respectively.

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

                             Berkshire Bancorp Inc.
               Interest Rate Sensitivity Gap at September 30, 2003
                     (in thousands, except for percentages)
--------------------------------------------------------------------------------

                                          3 Months      3 Through     1 Through       Over
                                           or Less      12 Months      3 Years       3 Years       Total
                                          --------      ---------     ---------      -------       -----
Federal funds sold                        $     --      $     --      $     --      $     --      $     --
                                 (Rate)         --%           --            --            --            --%
                                          --------      --------      --------      --------      --------
Interest bearing deposits
 in banks                                      282            --            --            --           282
                                 (Rate)       0.27%           --            --            --          0.27%
                                          --------      --------      --------      --------      --------
Loans (1)(2)
Adjustable rate loans                       42,286        11,252        13,931         8,793        76,262
                                 (Rate)       5.92%         4.33%         5.66%         7.35%         5.80%
Fixed rate loans                             1,798         3,158         6,334       208,288       219,578
                                 (Rate)       7.95%         7.56%         7.00%         6.50%         6.54%
                                          --------      --------      --------      --------      --------
Total loans                                 44,084        14,410        20,265       217,081       295,840

Investments (3)(4)                          11,446            --        36,369       442,000       489,815
                                 (Rate)       0.81%           --%         1.61%         4.13%         3.87%
                                          --------      --------      --------      --------      --------
Total rate-sensitive assets                 55,812        14,410        56,634       659,081       785,937
                                          --------      --------      --------      --------      --------

Deposit accounts (5)
Savings and NOW                            182,758            --            --            --       182,758
                                 (Rate)       1.42%           --            --            --          1.42%
Money market                                33,030            --            --            --        33,030
                                 (Rate)       0.83%           --            --            --          0.83%
Time Deposits                              141,687       174,168         8,325         2,003       326,183
                                 (Rate)       2.13%         1.99%         2.28%         1.98%         2.06%
                                          --------      --------      --------      --------      --------
Total deposit accounts                     357,475       174,168         8,325         2,003       541,971
Repurchase agreements                       37,172        25,962         8,000         3,000        74,134
                                 (Rate)       1.03%         1.23%         2.98%         3.52%         1.41%
Other borrowings                                --            --         4,144        61,386        65,530
                                 (Rate)         --%           --          5.10%         4.22%         4.28%
                                          --------      --------      --------      --------      --------
Total rate-sensitive liabilities           394,647       200,130        20,469        66,389       681,635
                                          --------      --------      --------      --------      --------

Interest rate caps                          30,000        (5,000)       (5,000)      (20,000)           --
Gap (repricing differences)               (368,835)     (180,720)       41,165       612,692       104,302
                                          ========      ========      ========      ========      ========
Cumulative Gap                            (368,835)     (549,555)     (508,390)      104,302
                                          ========      ========      ========      ========
Cumulative Gap to Total Rate
Sensitive Assets                            (46.93)%      (69.92)%      (64.69)%       13.27%
                                          ========      ========      ========      ========

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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of September 30, 2003.

         For the three and nine months ended September 30, 2003, the Company charged-off loans amounting to $13,000 and $15,000, respectively, compared to $82,000 and $181,000, respectively, for the three and nine months ended September 30, 2002.

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

         At September 30, 2003, the Company had a total of $59,000 of non-accrual or non-performing loans, and no loans past due more than 90 days and still accruing interest. At September 30, 2002, there were $249,000 of non-accrual loans and $62,000 of loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $295.02 million from $273.94 million, the provision for the nine months ended September 30, 2003 was increased to $2.50 million from $2.22 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                    ------------------------------- ------------------------------
                                                         2003            2002            2003           2002
                                                         ----            ----            ----           ----

Average loans outstanding                            $283,944       $269,938         $278,077      $263,756
                                                     ========       ========         ========      ========
Allowance at beginning of period                        2,468          2,095            2,315         2,030
Charge-offs:
 Commercial and other loans                                --             82                2           181
 Real estate loans                                         13             --               13            --
                                                     --------       --------         --------      --------
  Total loans charged-off                                  13             82               15           181
                                                     --------       --------         --------      --------
Recoveries:
 Commercial and other loans                                 3              4                8            11
 Real estate loans                                         --             --               --            --
                                                     --------       --------         --------      --------
  Total loans recovered                                     3              4                8            11
                                                     --------       --------         --------      --------
  Net recoveries (charge-offs)                            (10)           (78)              (7)         (170)
                                                     --------       --------         --------      --------
Provision for loan losses
 charged to operating expenses                             45            200              195           357
                                                     --------       --------         --------      --------
Allowance at end of period                              2,503          2,217            2,503         2,217
                                                     --------       --------         --------      --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                            0.00%          0.00%            0.00%        (0.06%)
                                                     ========       ========         ========      ========
Allowance as a percent of total loans                    0.85%          0.81%            0.85%         0.81%
                                                     ========       ========         ========      ========
Total loans at end of period                         $295,019       $273,942         $295,019      $273,942
                                                     ========       ========         ========      ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2003, the Company had total gross loans of $295.84 million and an allowance for loan losses of $2.50 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. For the three and nine-month periods ended September 30, 2003, the Company sold approximately $1.84 million and $2.51 million, respectively, of such loans and recorded in other income, gains of $34,000 and $52,000, respectively, on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                          September 30,          December 31,
                                              2003                   2002
                                        -------------------- ---------------------
                                                     Amount                Amount
                                                     ------                ------
                                                    (in thousands)
Commercial and professional loans                  $ 20,423              $ 16,704
Secured by real estate
  1-4 family                                        174,018               180,730
  Multi family                                        6,776                 8,958
  Non-residential (commercial)                       92,108                65,809
Consumer                                              2,515                 4,051
                                                   --------              --------
Total loans                                         295,840               276,252
Less:
 Deferred loan fees                                    (821)                 (755)
 Allowance for loan losses                           (2,503)               (2,315)
                                                   --------              --------
Loans, net                                         $292,516              $273,182
                                                   ========              ========

         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At September 30, 2003 and 2002, the Company had $-0- and $62,000 of loans past due more than 90 days and still accruing interest.

Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and The Berkshire Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and The Berkshire Bank as of September 30, 2003 and December 31, 2002 (dollars in thousands):


                                                                                                   To be well
                                                                                               capitalized under
                                                                             For capital       prompt corrective
                                                            Actual        adequacy purposes    action provisions
                                                            ------        -----------------    -----------------

                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----

September 30, 2003
Total Capital (to Risk-Weighted Assets)
  Company                                                 85,024     26.7%     25,503   >=8.0%          --    N/A
  Bank                                                    58,743     19.4%     24,204   >=8.0%      30,255   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 82,521     25.9%     12,752   >=4.0%          --    N/A
  Bank                                                    56,240     18.6%     12,102   >=4.0%      18,153    >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 82,521     11.1%     29,839   >=4.0%          --    N/A
  Bank                                                    56,240      7.3%     30,921   >=4.0%      38,651    >=5.0%




                                                                                                   To be well
                                                                                               capitalized under
                                                                             For capital       prompt corrective
                                                            Actual        adequacy purposes    action provisions
                                                            ------        -----------------    -----------------

                                                       Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                       ------     -----     ------    -----      ------     -----

December 31, 2002
Total Capital (to Risk-Weighted Assets)
  Company                                                $80,811     12.3%    $23,801   >=8.0%          --    N/A
  Bank                                                    53,687     19.4%     22,193   >=8.0%      27,741   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 78,496     26.4%     11,900   >=4.0%          --    N/A
  Bank                                                    51,372     18.5%     11,096   >=4.0%      16,645    >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 78,496     27.2%     25,468   >=4.0%          --    N/A
  Bank                                                    51,372      7.8%     26,210   >=4.0%      32,763    >=5.0%

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

         For Berkshire, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by Berkshire's Board of Directors. The ability of Berkshire to fund its operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At September 30, 2003, Berkshire had cash and cash equivalents of $11.05 million and investment securities available for sale of $4.40 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

         At September 30, 2003, the Company had outstanding commitments of approximately $49.42 million. These commitments include $15.78 million that mature or renew within one year, $9.95 million that mature or renew after one year and within three years, $21.12 million that mature or renew after three years and within five years and $2.58 million that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to timely alert him of information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934. In addition, during the quarter ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit
         Number            Description
         ------            -----------
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


                                                BERKSHIRE BANCORP INC.
                                                      (Registrant)



Date:  November 10, 2003               By:      /s/ Steven Rosenberg
       -----------------                        -----------------------
                                                  Steven Rosenberg
                                                President and Chief
                                                 Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                                 Sequential
Number            Description                                                           Page Number
------            -----------                                                           -----------
31                Certification of Principal Executive                                     33
                  and Financial Officer pursuant to
                  Section 302 Of The Sarbanes-Oxley Act
                  of 2002.

32                Certification of Principal Executive                                     34
                  and Financial Officer pursuant to
                  Section 906 Of The Sarbanes-Oxley Act
                  of 2002.


                           STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as..................     >=