Form 10-K
period 2003-12-31
BERKSHIRE BANCORP INC /DE/
filed 2004-03-30
CIK 759718

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [_] No [X]

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2003: $39,576,260.

Number of shares of Common Stock outstanding as of March 25, 2004: 2,207,080.

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

                                     PART I

ITEM 1. Business

     General. Berkshire Bancorp Inc., a Delaware corporation , is a bank holding company registered under the Bank Holding Company Act of 1956. As used in this Annual Report on Form 10-K, the term "Berkshire", the "Company" or "we" and similar pronouns shall mean Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire's principal activity is the ownership and management of our wholly-owned banking subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

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

     Berkshire Bancorp Inc.
     Investor Relations
     160 Broadway
     New York, NY 10038

     Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank currently operates from five deposit-taking offices in New York City and four deposit-taking offices in Orange and Sullivan Counties, New York. In July 1995, the Bank opened a branch in Brooklyn, in January 2001, the Bank opened a branch in downtown Manhattan and in March 2001, as a result of the merger with Goshen Bank, the Bank acquired two branches in Goshen, NY, a branch in Harriman, NY and a branch in Bloomingburg, NY. These branches provide the Bank with customary retail banking offices. On March 22, 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.49 million in cash. In January 2003, the Bank relocated its main office to and opened a branch at this mid-town Manhattan location. The Bank opened two additional branches in Brooklyn, New York during 2003.

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

     Market Area. The Bank draws its customers principally from the New York City metropolitan area and, since the merger with Goshen Bank in 2001, the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, NY. The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties. Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City. Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these Counties. From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent outgrowths of existing local customer relationships.

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

     In March, 2001, pursuant to the terms of an Agreement and Plan of Reorganization dated August 16, 2000 (the "Agreement"), we completed the merger with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Savings Bank, a federal savings bank, chartered and existing under the laws of the United States ("Goshen Bank"). GSB Financial was merged with and into Berkshire and Goshen Bank was merged with and into The Berkshire Bank. Holders of the common stock of GSB Financial received $20.75 in cash for each share of common stock of GSB Financial held by them, or, in the alternative, at their election, 0.6027 shares of Berkshire's common stock. As a result of this transaction, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

     This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million was recorded in the transaction. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets which eliminates the amortization of goodwill and requires an annual impairment test. As of December 31, 2003, we have completed the transitional testing of our intangible assets, including goodwill. We did not identify any impairment on our outstanding goodwill.

     On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which represents our initial purchase price in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. The initial purchase price to Berkshire was received in full during 2003.

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

     Federal Reserve Capital Requirements. The Federal Reserve requires that the Company, as a bank holding company, must maintain certain minimum ratios of capital to assets. The Federal Reserve's regulations divide capital into types. Primary capital includes common equity, surplus, undivided profits, perpetual preferred stock, mandatory convertible instruments, the allowance for loan and lease losses, contingency and other capital reserves, and minority interests in equity accounts of consolidated subsidiaries. Secondary capital includes limited-life preferred stock, subordinated notes and debentures and certain unsecured long term debt.

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

     At December 31, 2003 and 2002, the Company satisfied all applicable Federal Reserve minimum capital requirements.

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

     FDIC Capital Requirements. The FDIC requires that the Bank maintain certain minimum ratios of capital to assets. The FDIC's regulations divide capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan, subject to certain limitations, less required deductions.

     The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 2003 and 2002, the Bank's Tier I leverage capital ratio was 7.0% and 7.8%, respectively.

     The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2003 and 2002, the Bank maintained a 18.3% and 18.5% Tier I risk-based capital ratio and a 19.1% and 19.4% total risk-based capital ratio, respectively.

     In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2003 and 2002, the Bank was well capitalized under all three of these standards.

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

     Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2002 and 2003 calendar years totaled approximately $12.12 million. However, the ability of Berkshire to pay future dividends and meet its other financial obligations is not presently dependent upon the receipt of dividends from the Bank.

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

     However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2003 was equal to 0.0168% of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2004, the assessment was revised to 0.0154% of the Bank's insured deposits.

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

     Personal Holding Company Status. For the fiscal years ended December 31, 2003, 2002 and 2001, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on December 4, 2001, the Board of Directors of the Company declared a cash dividend in the amounts of $.04 per common share. No such dividend was required to be paid in fiscal 2003 and 2002. (See Dividends in Item 5).

     Employees. On March 25, 2004, Berkshire had one full time employee and the Bank employed approximately 90 full time and 8 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

     The following are Berkshire's and the Bank's principal facilities as of March 25, 2004:

                                       Approximate   Approximate
                                       Floor Area       Annual            Lease
   Location           Operations        (Sq. Ft.)        Rent          Expiration
---------------   ------------------   -----------   -----------   -----------------
New York, NY      Executive Offices       1,500        $18,000     (1)(3)
New York, NY      Main Bank Office
                     and Bank Branch      9,700        Owned       Feb 2008 (4)
Brooklyn, NY      Bank Branch             4,500        $131,000    March 2008
Brooklyn, NY      Bank Branch             1,433        $ 34,800    March 2008
Brooklyn, NY      Bank Branch             2,592        $102,000    December 2012
New York, NY      Bank Branch             5,500        $237,000    June 2005 (2) (3)
Goshen, NY        Bank Branch            10,680        Owned
Harriman, NY      Bank Branch             1,623        Owned
Bloomingburg, NY  Bank Branch             1,530        $ 25,000    August 2005

----------
(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.

(2)  Leased from a company affiliated with Mr. Marx, a director of the Company.

(3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

(4) Leased by the Bank from the Company at an annual rent of $375,000 which management believes is comparable to the annual rent that would be paid by non-affiliated parties in a similar commercial transaction for similar commercial space.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades on the Nasdaq National Market System under the symbol BERK.

     The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers, Inc.

                                                 High     Low
                                                 -----   -----
Fiscal Year Ended December 31, 2003
January 1, 2003 to March 31, 2003                34.45   31.85
April 1, 2003 to June 30, 2003                   39.50   32.50
July 1, 2003 to September 30, 2003               44.50   35.00
October 1, 2003 to December 31, 2003             51.00   41.50

                                                  High     Low
                                                 ------   -----
Fiscal Year Ended December 31, 2002
January 1, 2002 to March 31, 2002                 28.74   27.66
April 1, 2002 to June 30, 2002                    32.00   27.81
July 1, 2002 to September 30, 2002               32.476   29.62
October 1, 2002 to December 31, 2002              34.31   31.00

     As of the close of business on March 25, 2004, there were approximately 2,043 holders of record of the Company's Common Stock.

Dividends

     For the fiscal years ended December 31, 2003, 2002 and 2001, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. Accordingly, on December 4, 2001, the Board of Directors of the Company declared a cash dividend in the amounts of $.04 per common share. No such dividend was required to be paid in fiscal 2003 and 2002.

     On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends as follows:

                                                         Per Share
Declaration Date      Record Date       Payment Date       Amount
----------------   ----------------   ----------------   ---------
March 8, 2001      April 16, 2001     April 30, 2001        $.10
October 5, 2001    October 19, 2001   October 29, 2001      $.10
April 8, 2002      April 23, 2002     April 30, 2002        $.10
October 4, 2002    October 21, 2002   October 29, 2002      $.12
April 8, 2003      April 23, 2003     April 30, 2003        $.12
October 3, 2003    October 21, 2003   October 29, 2003      $.15

     The declaration, payment and amount of such dividends in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plans

     See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                       Five Year Financial Highlights (a)

     The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, and at and for the proforma twelve months ended December 31, 1999. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                    December 31,
                                ----------------------------------------------------
                                  2003       2002       2001       2000      1999(b)
                                --------   --------   --------   --------   --------
                                    (Dollars in thousands,except per share data)
Balance Sheet Data:
Total Assets                    $905,669   $683,738   $536,365   $244,023   $192,130
Loans, net                       292,163    273,182    250,010     74,515     64,668
Investment securities            569,848    371,458    242,579    117,060     89,497
Goodwill, net                     18,549     18,549     18,438     11,543     12,073
Deposits                         604,255    473,818    338,776    137,647    104,087
Stockholders' equity             103,490     98,525     95,992     79,107     78,070

Interest income                   34,426     32,242     24,941     14,019      9,852
Interest expense                  13,647     13,416     11,877      5,184      3,101
                                --------   --------   --------   --------   --------
Net interest income before
   provision for loan losses      20,779     18,826     13,064      8,835      6,751
Provision for loan losses            240        387        287         55         55
                                --------   --------   --------   --------   --------
Net interest income               20,539     18,439     12,777      8,780      6,696
Investment securities gains        2,746      1,539        637     13,288     10,731
Other income                       1,237        748        786      1,330        578
Other expenses                    11,463     10,780      7,838      3,829      3,489
Amortization of goodwill              --         --        935        635        730
                                --------   --------   --------   --------   --------
Income before income taxes        13,059      9,946      5,427     18,934     13,786
Provision for income taxes         5,644      4,349      2,128      6,868      5,527
                                --------   --------   --------   --------   --------
Net income                      $  7,415   $  5,597   $  3,299   $ 12,066   $  8,259
                                ========   ========   ========   ========   ========
Net income per share:
   Basic                        $   3.35   $   2.44   $   1.41   $   5.76   $   3.88
                                ========   ========   ========   ========   ========
   Diluted                      $   3.30   $   2.43   $   1.41   $   5.76   $   3.65
                                ========   ========   ========   ========   ========
Cash dividends per
   common share                 $    .27   $    .22   $    .24   $    .64   $    .32
                                ========   ========   ========   ========   ========
Selected Operating Ratios
Return on average assets (c)         0.9%       0.9%       0.8%       5.8%       7.0%
Return on average equity (c)         7.2%       5.9%       3.5%      14.9%      14.6%
Net interest margin (c)              2.7%       3.3%       3.6%       4.7%       4.9%
Average equity/average assets       12.7%      15.6%      23.8%      39.1%      47.9%
Allowance for loan
losses/total loans                   0.9%       0.8%       0.8%       1.5%       1.4%

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

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries ("Berkshire", the "Company" or "we" and similar pronouns) for the fiscal years ended December 31, 2003, 2002 and 2001. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

     With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2003, the Company completed its annual testing, which determined that no impairment write-offs were necessary.

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

Discussion of Financial Condition and Results of Operations

Overview

     Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002. Net income was $7.42 million, or $3.30 per share, for the fiscal year ended December 31, 2003, compared to $5.60 million, or $2.43 per share, for the fiscal year ended December 31, 2002, an increase of 32.48%. Investment securities, loans and total assets increased by 53.41%, 6.95% and 32.46%, respectively. Two new branches were opened in Brooklyn, New York during 2003 making a total of nine bank branches in operation at years' end.

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

                                               Fiscal Year Ended December 31,
                                            ------------------------------------
                                                   2003     2002    % Inc.
                                            (In millions, except per share data)
Total Assets                                      $905.7   $683.7     32%
Loans, net                                         292.2    273.2      7%
Investment Securities                              569.8    371.5     53%
Total Liabilities                                  802.2    585.2     37%
Deposits                                           604.3    473.8     28%
Borrowings                                         192.1    104.4     84%
Stockholders' Equity                               103.5     98.5      5%

Total Income                                        38.4     34.5     11%
Interest Income                                     34.4     32.2      7%
Total Expense                                       25.4     24.6      3%
Interest Expense                                    13.6     13.4      1%
Net Interest Income                                 20.8     18.8     11%
Net Income                                           7.4      5.6     32%
Diluted Income Per Share                            3.30     2.43     36%
Bank Branches                                          9        7     --

Net Interest Income

     Net interest income, represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                         Twelve Months Ended                 Twelve Months Ended
                                          December 31, 2003                   December 31, 2002
                                  ---------------------------------   ---------------------------------
                                              Interest                            Interest
                                   Average      and        Average     Average      and        Average
                                   Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                  --------   ---------   ----------   --------   ---------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                         $291,586    $19,061       6.54%     $265,961    $18,723       7.04%
Investment securities              470,412     15,321       3.26       298,008     13,383       4.49
Other (2)(5)                         3,946         44       1.12         8,479        136       1.60
                                  --------    -------       ----      --------    -------       ----
Total interest-earning assets      765,944     34,426       4.49       572,448     32,242       5.63
                                                            ----                                ----
Noninterest-earning assets          37,844                              36,541
                                  --------                            --------
Total Assets                      $803,788                            $608,989
                                  ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits          201,817      2,593       1.28       116,331      1,644       1.41
Time deposits                      333,112      7,537       2.26       273,452      8,766       3.21
Other borrowings                   125,609      3,517       2.80        86,210      3,006       3.49
                                  --------    -------       ----      --------    -------       ----
Total interest-bearing
   liabilities                     660,538     13,647       2.07       475,993     13,416       2.82
                                              -------       ----                  -------       ----

Demand deposits                     32,592                              30,102
Noninterest-bearing liabilities      8,318                               7,586
Stockholders' equity (5)           102,340                              95,308
                                  --------                            --------

Total liabilities and
   stockholders' equity           $803,788                            $608,989
                                  ========                            ========

Net interest income                           $20,779                             $18,826
                                              =======                             =======

Interest-rate spread (3)                                    2.42%                               2.81%
                                                            ====                                ====

Net interest margin (4)                                     2.71%                               3.29%
                                                            ====                                ====

Ratio of average interest-
earning assets to average
interest bearing liabilities         1.16                                1.20
                                  ========                            ========

                                         Twelve Months Ended
                                          December 31, 2001
                                  ---------------------------------
                                             Interest
                                   Average      and        Average
                                   Balance   Dividends   Yield/Rate
                                  --------   ---------   ----------
INTEREST-EARNING ASSETS:
Loans (1)                         $195,296    $15,143       7.75%
Investment securities              154,787      9,156       5.92
Other (2)(5)                        15,215        642       4.22
                                  --------    -------       ----
Total interest-earning assets      365,298     24,941       6.83
                                                            ----
Noninterest-earning assets          32,993
                                  --------
Total Assets                      $398,291
                                  ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits           85,194      2,291       2.69
Time deposits                      155,079      7,867       5.07
Other borrowings                    36,510      1,719       4.71
                                  --------    -------       ----
Total interest-bearing
   liabilities                     276,783     11,877       4.29
                                              -------       ----

Demand deposits                     21,857
Noninterest-bearing liabilities      4,802
Stockholders' equity (5)            94,849
                                  --------

Total liabilities and
   stockholders' equity           $398,291
                                  ========

Net interest income                           $13,064
                                              =======

Interest-rate spread (3)                                    2.54%
                                                            ====

Net interest margin (4)                                     3.58%
                                                            ====

Ratio of average interest-
earning assets to average
interest bearing liabilities         1.32
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

                                           Twelve Months Ended December 31, 2003
                                                           Versus
                                           Twelve Months Ended December 31, 2002
                                                 Increase (Decrease) Due To
                                           -------------------------------------
                                                  Rate    Volume    Total
                                                -------   ------   -------
Interest-earning assets:
   Loans                                        $(1,330)  $1,668   $   338
   Investment securities                         (3,278)   5,216     1,938
   Other                                            (41)     (51)      (92)
                                                -------   ------   -------
Total                                            (4,649)   6,833     2,184
                                                -------   ------   -------
Interest-bearing
   liabilities:
Deposit accounts:
   Interest bearing deposits                       (151)   1,100       949
   Time deposits                                 (2,598)   1,369    (1,229)
   Other borrowings                                (595)   1,106       511
                                                -------   ------   -------
Total                                            (3,344)   3,575       231
                                                -------   ------   -------

Net interest income                             $(1,305)  $3,891   $ 1,953
                                                =======   ======   =======

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

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were $109,000 and $59,000 of classified loans at December 31, 2003 and 2002, respectively, and no loans classified as of December 31, 2001.

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

Results of Operations Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002.

General.

References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the fiscal year ended December 31, 2003 was $7.42 million, or $3.30 per share, as compared to $5.60 million, or $2.43 per share, for the fiscal year ended December 31, 2003.

     The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. Interest rates, as measured by the prime rate, began the year at 4.25%, declined by 25 basis points in late June to 4.00% and remained at that level through December 31, 2003. We have operated in a consistently declining interest rate environment since May 2000 when the prime rate peaked at 9.50% which has also been a period of low inflation, stock market uncertainties, recession and the aftermath of September 11, 2001.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

     For the fiscal year ended December 31, 2003, net interest income increased by $1.95 million, or 10.37%, to $20.78 million from $18.83 million for the fiscal year ended December 31, 2002. The increase in net interest income was the result of a 33.80% growth in the average amount of interest-earning assets to $765.94 million at the end of 2003 from $572.45 million at the end of 2002, partially offset by the 38.77% growth in the average amount of interest-bearing liabilities to $660.54 million from $475.99 million at December 31, 2003 and 2002, respectively, as well as the difference between the yield on assets compared to the cost of liabilities.

     During fiscal 2003, the average yield on interest-earning assets fell to 4.49% from 5.63% in fiscal 2002, a decline of 20.25%, while the average cost of interest-bearing liabilities fell to 2.07% from 2.82%, a decline of 26.60% The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, eased by 39 basis points to 2.42% during fiscal 2003 from 2.81% during fiscal 2002.

     If interest rates remain stable, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2003 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to protect against a rising interest rate environment. Rates paid on deposit accounts may continue to decline as well, albeit at a slower pace due to competition for deposits in the market place.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 2.71% in fiscal 2003 from 3.29% in fiscal 2002. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates, and to invest such funds in a prudent mix of loans and investment securities. The average amounts of loans and investment securities increased by $25.63 million and $172.40 million, respectively, to $291.59 million and $470.41 million, respectively, in the year ended December 31, 2003, from $265.96 million and $298.01 million, respectively, in the year ended December 31, 2002.

     The average yield on loans declined to 6.54% in 2003 from 7.04% in 2002 as older loans with higher rates, commercial and residential mortgage loans, were paid off, matured, and/or refinanced at lower rates. During periods of low and stable interest rates, as was the case during 2003, borrowers gravitate towards fixed-rate loans to lock in a low interest rate, whereas adjustable rate loans are generally preferred when interest rates are high. One-to-four family mortgage loans, approximately 57% of our loan portfolio at December 31, 2003, are particularly sensitive to changes in interest rates.

     The average amounts of interest-bearing deposits and time deposits increased by $85.49 million and $59.66 million, respectively, to $201.82 million and $333.11 million, respectively, in fiscal year 2003, from $116.33 million and $273.45 million, respectively, in fiscal year 2002. Borrowed funds increased by $39.40 million to $125.61 million in 2003 from $86.21 million in the 2002. During fiscal year 2003, the average rates paid on interest-bearing deposits, time deposits and borrowed funds declined to 1.28%, 2.26% and 2.80%, respectively, from 1.41%, 3.21% and 3.49%, respectively in fiscal year 2002.

Interest Income. Total interest income for the fiscal year ended December 31, 2003 increased by $2.18 million, or 6.77%, to $34.43 million from $32.24 million for the fiscal year ended December 31, 2002. The increase was the result of the 33.80% increase in the average amount of total interest-earning assets to $765.94 million in fiscal year 2003 from $572.45 million in fiscal 2002. Interest income on loans and investment securities increased to $19.06 million and $15.32 million, respectively, in fiscal year 2003, from $18.72 million and $13.38 million, respectively in fiscal year 2003.

Interest Expense. Total interest expense for the fiscal year ended December 31, 2003 increased by $231,000, or 1.72%, to $13.65 million from $13.42 million for the fiscal year ended December 31, 2002. The increase in interest expense was due primarily to the 38.77% increase in the average amount of total interest-bearing liabilities, all but offset by the 26.60% decline in the average rate paid on such balances. Interest expense increased to $2.59 million on interest-bearing deposits and decreased to $7.54 million on time deposits during fiscal year 2003, from $1.64 million and $8.77 million, respectively, during fiscal year 2002. Interest expense on borrowings, which are generally invested in earning assets of similar maturities, increased to $3.52 million in fiscal year 2003 from $3.01 million in fiscal year 2002.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2003, total non-interest income increase by $1.70 million, or 74.16%, to $3.98 million from $2.29 million for the fiscal year ended December 31, 2002. Investment securities gains increased to $2.75 million in fiscal year 2003 from $1.54 million in fiscal 2002, as we sold securities during 2003, realizing gains, and purchased new securities with shorter maturities. Service charges on deposit accounts increased by $92,000 to $640,000 in fiscal year
2003 from $548,000 in fiscal year 2002.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the year ended December 31, 2003 increased by $683,000, or 6.34%, to $11.46 million from $10.78 million for the year ended December 31, 2002. The increase was largely due to the $690,000 increase in salaries and employee benefits resulting from the additional personnel required to operate our expanding business.

Provision for Income Tax. During the years ended December 31, 2003 and 2002, we recorded income tax expense of $5.64 million and $4.35 million, respectively. The tax provisions for federal, state and local taxes recorded for 2003 and 2002 represent effective tax rates of 43.22% and 43.73%, respectively.

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

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the fiscal year ended December 31, 2002 was $10.78 million as compared to $8.77 million for the fiscal year ended December 31, 2001. The year to year increases are due primarily to increases in salaries and employee benefits and net occupancy expenses resulting from the expansion of the business.

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

Investment Activities

     General. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not as a rule invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total investment securities, are debt securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae) or the Government National Mortgage Association (Ginnie Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $4 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

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

     The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

                                                      December 31,
                             ---------------------------------------------------------------
                                     2003                  2002                  2001
                             -------------------   -------------------   -------------------
                                          Fair                  Fair                  Fair
                               Cost       Value      Cost       Value      Cost       Value
                             --------   --------   --------   --------   --------   --------
                                                     (In thousands)
   Available-For-Sale
U.S. Treasury Notes          $ 39,941   $ 39,847   $ 20,110   $ 20,213   $ 30,012   $ 30,038
U.S. Government Agencies      419,175    416,753    301,224    303,597    170,610    170,156
Mortgage-backed securities     93,875     97,448      6,256      6,262      2,493      2,499
Corporate notes                 1,570      1,662      3,878      4,076        751        639
Municipal securities              991      1,061
Marketable equity
   securities and other        12,305     12,366     36,383     36,477     37,547     37,634
                             --------   --------   --------   --------   --------   --------
Total                        $567,857   $569,137   $367,851   $370,625   $241,413   $240,966
                             ========   ========   ========   ========   ========   ========
   Held-To-Maturity
U.S. Government Agencies     $    711   $    715   $    833   $    835   $  1,613   $  1,598
                             --------   --------   --------   --------   --------   --------
Total                        $    711   $    715   $    833   $    835   $  1,613   $  1,598
                             ========   ========   ========   ========   ========   ========

     The following tables summarize the Company's available-for-sale and held-to-maturity securities at December 31, 2003:

                                                        December 31, 2003
                                                --------------------------------
                                                Weighted
                                                 Average
                                                  Yield      Cost     Fair Value
                                                --------   --------   ----------
                                                     (Dollars in thousands)
Available-For-Sale
   U.S. Treasury Notes
Due after one year through five years             1.28%    $ 39,941    $ 39,847
                                                           --------    --------
                                                             39,941      39,847
                                                           --------    --------
   U.S. Government Agencies Obligations
Due within one year                                              --          --
Due after one year through five years             2.90       61,115      61,145
Due after five years through ten years            4.56      196,934     195,168
Due after ten years                               3.92      161,126     160,440
                                                           --------    --------
                                                            419,175     416,753
                                                           --------    --------
   Municipal Obligations
Due after ten years                               5.44          991       1,061
                                                           --------    --------
                                                                991       1,061
                                                           --------    --------
   Mortgage-backed securities
Due after ten years                               4.55       93,875      97,448
                                                           --------    --------
                                                             93,875      97,448
                                                           --------    --------
   Corporate Notes
Due within one year                                              --          --
Due after one year through five years             9.68        1,570       1,662
                                                           --------    --------

                                                              1,570       1,662
                                                           --------    --------

   Common Stocks                                    --           90          90
   Preferred Stocks                              11.84        1,178       1,239
   Money market funds                             1.02        7,150       7,150
   Federal Home Loan Bank Stock                   0.00        3,887       3,887
                                                           --------    --------
                                                             12,305      12,366
                                                           --------    --------
                                                           $567,857    $569,137
                                                           ========    ========

Held-To-Maturity
   U.S. Government Agencies Obligations
Due after one year through five years             3.13           74          74
Due after five years through ten years            2.50           70          70
Due after ten years                               6.13          567         571
                                                           --------    --------
                                                           $    711    $    715
                                                           ========    ========

Loan Portfolio

     Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2003, 2002 and 2001 , the Company had total loans, net of unearned income of $294.76 million, $275.50 million and $252.23 million, respectively, and an allowance for loan losses of $2.59 million, $2.32 million and $2.03 million, respectively. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

     Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2003 and 2002, approximately $169.59 million and $180.73 million, respectively, or 57.4% and 65.4%, respectively, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2003 and 2002, approximately 12% and 11%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 88% and 89%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

     At December 31, 2003, the Bank's total capital, net of goodwill and loan loss reserves, was approximately $60.7 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $9.1 million, with an additional amount of approximately $6.1 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $9.1 million. At December 31, 2003, the Bank was in compliance with these standards.

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

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                              December 31,
                         ------------------------------------------------------
                               2003               2002               2001
                         ----------------   ----------------   ----------------
                                     % of               % of               % of
                          Amount    Total    Amount    Total    Amount    Total
                         --------   -----   --------   -----   --------   -----
                                         (Dollars in thousands)
Commercial and
   professional loans    $ 22,228     7.5%  $ 16,704     6.0%  $ 19,130     7.6%
Secured by real estate
   1 - 4 family           169,589    57.4    180,730    65.4    165,195    65.5
   Multi family             6,608     2.2      8,958     3.2     11,186     4.4
   Non-residential
   (commercial)            94,956    32.2     65,809    23.8     51,893    20.6
Consumer                    2,239     0.7      4,051     1.6      4,689     1.8
Other                          --      --         --      --        140     0.1
                         --------   -----   --------   -----   --------   -----
Total loans               295,620   100.0%   276,252   100.0%   252,233   100.0%
                                    =====              =====              =====
Less:
Allowance for
   loan losses             (2,593)            (2,315)            (2,030)
Unearned fees                (864)              (755)              (193)
                         --------           --------           --------
Loans, net               $292,163           $273,182           $250,010
                         ========           ========           ========

                                                December 31,      October 31,
                                                    2000            1999 (1)
                                              ---------------   ---------------
                                                         % of              % of
                                               Amount   Total    Amount   Total
                                              -------   -----   -------   -----
                                                    (Dollars in thousands)
Commercial and
professional loans                            $ 9,419    12.5%  $ 6,824    11.3%
Secured by real estate                                           51,300    84.7
   1 - 4 family                                25,677    34.0
   Multi family                                 4,765     6.3
   Non-residential (commercial)                34,968    46.2
Consumer                                          229     0.3     1,932     3.2
Other                                             565     0.7       501     0.8
                                              -------   -----   -------
Total loans                                    75,623   100.0%   60,557   100.0%
                                                        =====             =====
Less:
Allowance for loan losses                      (1,108)             (905)
Unearned fees                                    (275)               --
                                              -------           -------
Loans, net                                    $74,240           $59,652
                                              =======           =======

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

     The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and no loans past due more than 90 days still accruing at December 31, 2003 and 2002, respectively.

                                                        December 31,       October 31,
                                               -------------------------   -----------
                                               2003   2002   2001   2000     1999(1)
                                               ----   ----   ----   ----     -------
                                                        (Dollars in Thousands)
Nonaccrual loans:
Commercial and                                 $ --    $--    $ 9    $--      $ --
   professional loans
Secured by real estate                          109     59     --     --       121
                                               ----    ---    ---    ---      ----
Total nonaccrual loans                          109     59      9     --       121
                                               ----    ---    ---    ---      ----
Total nonperforming loans                      $109    $59    $ 9    $--      $121
                                               ====    ===    ===    ===      ====
Total nonperforming loans
   to total assets                              .01%    --     --     --       .07%
                                               ====    ===    ===    ===      ====

(1) Information is prepared on a proforma basis for comparability purposes. Balances stated are not reflected in the historical financial statements of the Company.

     The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                      December 31, 2003
                                            ------------------------------------
                                            Allowance
                                             for Loan   Percent of    Percent of
                                              Losses     Allowance   Total Loans
                                            ---------   ----------   -----------
Commercial and
   professional loans                         $  300       11.6%        0.10%
Secured by real estate
   1 - 4 family                                  424       16.3         0.14
   Multi family                                   89        3.4         0.03
   Non-residential                             1,198       46.2         0.41
Consumer and other                                30        1.2         0.01
General allowance (1)                            552       21.3         0.19
                                              ------      -----         ----
Total allowance
   for loan losses                            $2,593      100.0%        0.88%
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

     The following tables set forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

                                                    December 31, 2003
                                         ---------------------------------------
                                          Within     1 to      After
                                          1 Year   5 Years    5 Years     Total
                                         -------   -------   --------   --------
                                                      (In thousands)
Fixed Rate
Commercial, financial and                $ 2,164   $15,496   $145,725   $163,385
   agricultural
Non-residential                            3,881    13,405     33,591     50,877

                                         -------   -------   --------   --------
Total fixed rate                         $ 6,045   $28,901   $179,316   $214,262
                                         -------   -------   --------   --------
Adjustable Rate

Commercial, financial and                  7,583    11,111     18,585     37,279
   agricultural
Non-residential                           19,162     8,971     15,946     44,079

Total adjustable rate                    $26,745   $20,082   $ 34,531   $ 81,358
                                         -------   -------   --------   --------
Total                                    $32,790   $48,983   $213,847   $295,620
                                         =======   =======   ========   ========

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                                               Two Months
                                                                                  Ended
                                          Years Ended December 31,            December 31,
                                -------------------------------------------   ------------
                                  2003       2002        2001        2000          1999
                                --------   --------    --------    --------      --------
Average loans outstanding       $291,586   $265,961    $195,296     $70,357      $61,691
                                ========   ========    ========     =======      =======
Allowance at beginning
   of period                       2,315      2,030       1,108         923          905
Charge-offs:
   Commercial and other
      loans                            4        199          97          --           --
   Real estate loans                  13         --          --          --           --
                                --------   --------    --------     -------      -------
      Total loans charged-off         17        199          97          --           --
                                --------   --------    --------     -------      -------
Recoveries:
   Commercial and other
      loans                           55         97          41         130            8
Real estate loans                     --         --          --          --           --
                                --------   --------    --------     -------      -------
   Total loans recovered              55         97          41         130            8
                                --------   --------    --------     -------      -------
   Net recoveries
      (charge-offs)                   38       (102)        (56)        130            8
                                --------   --------    --------     -------      -------
Provision for loan losses
   charged to operating
   expenses                          240        387         287          55           10
Acquisition of GSB                    --         --         691          --           --
                                --------   --------    --------     -------      -------
Allowance at end of period      $  2,593   $  2,315    $  2,030     $ 1,108      $   923
                                --------   --------    --------     -------      -------
Ratio of net recoveries
   (charge-offs) to average
   loans outstanding (2)            0.01%      (.03)%      (.02)%       .18%         .08%
                                ========   ========    ========     =======      =======
Allowance as a percent
   of total loans                   0.88%      0.83%       0.80%       1.47%        1.41%
                                ========   ========    ========     =======      =======
Total loans at end
   of period                    $295,620   $276,252    $252,233     $75,623      $65,591
                                ========   ========    ========     =======      =======

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

     The following table summarizes the composition of the average balances of major deposit categories:

                                              December 31,
                       ------------------------------------------------------------
                               2003                 2002                 2001
                       ------------------   ------------------   ------------------
                        Average   Average    Average   Average    Average   Average
                         Amount    Yield     Amount     Yield     Amount     Yield
                       --------   -------   --------   -------   --------   -------
                                          (Dollars in thousands)
Demand deposits        $ 32,592      --     $ 30,102      --     $ 21,857      --
NOW and money market     58,723    1.02%      60,114    1.28%      51,026    2.64%
Savings deposits        143,094    1.95       56,217    1.56       34,168    2.69
Time deposits           333,112    2.26      273,452    3.21      155,079    5.07
                       --------    ----     --------    ----     --------    ----
Total deposits         $567,521    1.78%    $419,885    2.48%    $262,130    3.89%
                       ========    ====     ========    ====     ========    ====

     The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $110.08 million, $108.72 million and $68.88 million at December 31, 2003, 2002 and 2001, respectively.

     The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2003:

                                                                  (In thousands)
3 months or less                                                     $ 48,136
Over 3 months but within 6 months                                      30,913
Over 6 months but within 12 months                                     22,746
Over 12 months                                                          8,285
                                                                     --------
Total                                                                $110,080
                                                                     ========

Short-Term Borrowings

     Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                     Years Ended December 31,
                                                   ----------------------------
                                                     2003       2002      2001
                                                   --------   -------   -------
                                                       (Dollars in thousands)
Securities sold under repurchase
   agreements and federal funds purchased
      Balance at year-end                          $114,391   $46,673   $53,756
      Average during the year                      $ 57,554   $38,443   $13,372
      Maximum month-end balance                    $114,391   $47,407   $53,756
      Weighted average rate during the year            1.68%     1.79%     3.62%
      Rate at December 31                              1.73%     1.46%     1.67%

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

     For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by our Board of Directors. We paid cash dividends of $.27 per share, $.22 per share, $.24 per share, $.64 per share, $.32 per share and $.72 per share in fiscal 2003, 2002, 2001, 2000, 1999 and 1998, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2003, we had cash of approximately $12.0 million and investment securities of $2.90 million.

Contingent Liabilities and Commitments

     The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2003.

                                                Expiration By Period
                                    --------------------------------------------
                                               Less                        More
                                               Than      1-3      3-5      Than
                                     Total    1 Year    Years    Years   5 Years
                                    -------   ------   ------   ------   -------
                                                   (In thousands)
Lines of Credit                     $11,243   $4,360   $3,814   $1,097    $1,972
Standby Letters
   of Credit                            775      744       31       --        --
Loan Commitments                      2,011    2,011       --       --        --
                                    -------   ------   ------   ------    ------
Total                               $14,029   $7,115   $3,845   $1,097    $1,972
                                    =======   ======   ======   ======    ======

Contractual Obligations

     The following table presents the Company's contractual obligations at December 31, 2003.

                                            Payments Due By Periods
                               -------------------------------------------------
                                            Less                           More
                                            Than       1-3       3-5       Than
                                 Total     1 Year     Years     Years    5 Years
                               --------   --------   -------   -------   -------
                                             (In thousands)
Long-Term Debt                 $ 77,745   $     --   $17,010   $46,735   $14,000
Operating Leases                  2,215        533       705       468       509
Time Deposits                   317,480    297,434    18,042     2,004        --
                               --------   --------   -------   -------   -------
Total Contractual
Obligations                    $397,440   $297,967   $35,757   $49,207   $14,509
                               ========   ========   =======   =======   =======

     The Company currently does not have any unconsolidated subsidiaries or special purpose entities.

Capital

     The capital ratios of the Bank and Berkshire are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. See Note P to the Consolidated Financial Statements.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                             Berkshire Bancorp Inc.
                                               Interest Rate Sensitivity Gap at December 31, 2003
                                                     (in thousands, except for percentages)
                                         --------------------------------------------------------------
                                         3 Months   3 Through   1 Through     Over                Fair
                                          or Less   12 Months    3 Years    3 Years    Total     Value
                                         --------   ---------   ---------   -------   -------   -------
Interest bearing deposits in banks          1,832          --          --        --     1,832     1,832
                                (Rate)       0.26%                                       0.26%
Loans (1)(2)
Adjustable rate loans                      43,227      13,835      14,132    10,164    81,358    83,799
                                (Rate)       5.40%       4.53%       5.85%     7.12%     5.55%
Fixed rate loans                            1,772       4,273       7,832   200,385   214,262   217,848
                                (Rate)       7.74%       7.15%       7.62%     6.40%     6.47%
                                         --------    --------    --------   -------   -------
Total loans                                44,999      18,108      21,964   210,549   295,620   301,647
Investments (3)(4)                         50,543      35,198     202,447   281,660   569,848   569,852
                                (Rate)       2.69%       3.11%       2.68%     4.94%     3.82%
                                         --------    --------    --------   -------   -------
Total rate-sensitive assets                97,374      53,306     224,411   492,209   867,300
                                         --------    --------    --------   -------   -------
Deposit accounts (5)
Savings and NOW                           219,470          --          --        --   219,470   219,470
                                (Rate)       1.45%                                       1.45%
Money market                               28,882          --          --        --    28,882    28,882
                                (Rate)       0.84%                                       0.84%
Time Deposits                             131,826     165,608      18,042     2,004   317,480   318,450
                                (Rate)       1.94%       1.93%       2.48%     1.98%     1.97%
                                         --------    --------    --------   -------   -------
Total deposit accounts                    380,178     165,608      18,042     2,004   565,832
Repurchase Agreements                      46,835      29,556      35,000     3,000   114,391   114,462
                                (Rate)       1.04%       1.24%       2.77%     3.52%     1.69%
Other borrowings                                                   17,010    60,735    77,745    81,053
                                (Rate)           %                   3.07%     4.05%     3.91%
                                         --------    --------    --------   -------   -------
Total rate-sensitive liabilities          427,013     195,164      70,052    65,739   757,968
                                         --------    --------    --------   -------   -------
Interest rate caps                         30,000      (5,000)     (5,000)  (20,000)                180
Gap (repricing differences)              (359,639)   (136,858)    159,359   446,470   109,332
                                         ========    ========    ========   =======   =======
Cumulative Gap                           (359,639)   (496,497)   (337,138)  109,332
                                         ========    ========    ========   =======
Cumulative Gap to Total Rate
Sensitive Assets                           (41.47)%    (57.25)%    (38.87)%   12.61%
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

New Accounting Pronouncements

Employers' Disclosure About Pensions and Other Postretirement Benefits

     In December 2003, the Financial Accounting Standards Board (the "FASB") issued Statement 132 (revised 2003), Employers' Disclosure About Pensions and Other Postretirement Benefits ("Statement 132(R)"). Statement 132(R) retains all of the disclosures that are required by FASB Statement 132, Employers' Disclosure About Pensions and Other Postretirement Benefits, and includes several additional disclosures. It also amends APB Opinion 28, Interim Financial Reporting, to require certain disclosures about pensions and other postretirement benefit plans in interim financial statements. Statement 132(R) is effective for annual financial statements for fiscal years ending December 31, 2003, and is effective for interim-period disclosures beginning after March 31, 2004. The adoption of Statement 132(R) did not have a material impact on the Company's balance sheets, statements of income or cash flows.

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

Financial Instruments with Characteristics of both Liabilities and Equity

     The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations. The adoption of SFAS No. 150 did not have a material impact on the Company's balance sheets, statements of income or cash flows.

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

     The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 are $775,000 and they expire through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

Variable Interest Entities

     In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Fin 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

     In November 2003, the FASB's Emerging Issues Task Force (the "EITF") reached consensus opinion on EITF Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The Company adopted EITF 03-1 as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets on January 1, 2002.


/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 12, 2004

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    December 31,   December 31,
                                                        2003           2002
                                                    ------------   ------------
ASSETS
Cash and due from banks                               $  7,478       $  6,183
Interest bearing deposits                                1,832            127
Total cash and cash equivalents                          9,310          6,310
Investment Securities:
   Available-for-sale                                  569,137        370,625
   Held-to-maturity, fair value of $715
      in 2003 and $835 in 2002                             711            833
                                                      --------       --------
Total investment securities                            569,848        371,458
Loans, net of unearned income                          294,756        275,497
   Less: allowance for loan losses                      (2,593)        (2,315)
                                                      --------       --------
Net loans                                              292,163        273,182
Accrued interest receivable                              5,298          4,106
Premises and equipment, net                              8,665          8,976
Goodwill, net                                           18,549         18,549
Other assets                                             1,836          1,157
                                                      --------       --------
Total assets                                          $905,669       $683,738
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                               $ 38,422       $ 31,320
   Interest bearing                                    565,833        442,498
                                                      --------       --------
Total deposits                                         604,255        473,818
Securities sold under agreements to repurchase         114,391         46,673
Long term borrowings                                    77,745         57,699
Accrued interest payable                                 2,208          3,348
Other liabilities                                        3,580          3,675
                                                      --------       --------
Total liabilities                                      802,179        585,213
                                                      --------       --------

Stockholders' equity
   Preferred stock - $.10 Par value:                        --             --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized  -- 10,000,000 shares
      Issued -- 2,566,095 shares
      Outstanding --
         December 31, 2003, 2,207,080 shares
         December 31, 2002, 2,237,976 shares               256            256
Additional paid-in capital                              89,866         89,890
Retained earnings                                       22,960         16,145
Accumulated other comprehensive income, net                775          1,480
   Treasury Stock
   December 31, 2003, 359,015 shares
   December 31, 2002, 328,119 shares                   (10,367)        (9,246)
                                                      --------       --------
Total stockholders' equity                             103,490         98,525
                                                      --------       --------
                                                      $905,669       $683,738
                                                      ========       ========

         The accompanying notes are an integral part of these statements

                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)

                                                   For The Years Ended December 31,
                                                   --------------------------------
                                                       2003      2002      2001
                                                     -------   -------   --------
INTEREST INCOME
Federal funds sold and interest bearing deposits     $    44   $   136   $   642
Investments                                           15,321    13,383     9,156
Loans, including related fees                         19,061    18,723    15,143
                                                     -------   -------   -------
Total interest income                                 34,426    32,242    24,941
                                                     -------   -------   -------
INTEREST EXPENSE
Deposits                                              10,130    10,410    10,158
Short-term borrowings                                    794       687       483
Long-term borrowings                                   2,723     2,319     1,236
                                                     -------   -------   -------
Total interest expense                                13,647    13,416    11,877
                                                     -------   -------   -------
Net interest income                                   20,779    18,826    13,064
PROVISION FOR LOAN LOSSES                                240       387       287
                                                     -------   -------   -------
Net interest income after
   provision for loan losses                          20,539    18,439    12,777
                                                     -------   -------   -------
NON-INTEREST INCOME
Service charges on deposit accounts                      640       548       395
Investment securities gains                            2,746     1,539       637
Other income                                             597       200       391
                                                     -------   -------   -------
Total non-interest income                              3,983     2,287     1,423
                                                     -------   -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                         5,873     5,183     4,153
Net occupancy expense                                  1,611     1,625     1,170
Equipment expense                                        397       312       201
FDIC assessment                                           80        66        42
Data processing expense                                  183       193       138
Amortization of goodwill                                  --        --       935
Other                                                  3,319     3,401     2,134
                                                     -------   -------   -------
Total non-interest expense                            11,463    10,780     8,773
                                                     -------   -------   -------
Income before provision for taxes                     13,059     9,946     5,427
Provision for income taxes                             5,644     4,349     2,128
                                                     -------   -------   -------
Net income                                           $ 7,415   $ 5,597   $ 3,299
                                                     =======   =======   =======
Net income per share:
   Basic                                             $  3.35   $  2.44   $  1.41
                                                     =======   =======   =======
   Diluted                                           $  3.30   $  2.43   $  1.41
                                                     =======   =======   =======

Dividends per share                                  $   .27   $   .22   $   .24

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For The Years Ended December 31, 2003, 2002 and 2001
                                 (In Thousands)

                                                                   Accumulated
                                             Stock   Additional       other
                                    Common    Par      paid-in    comprehensive
                                    Shares   value     capital     income, net
                                    ------   -----   ----------   -------------
Balance at January 1, 2001           2,566    $256    $78,549        $  (85)
Net income
Treasury shares issued
   for acquisition of
   GSB Financial Corp                                  11,386
Acquisition of treasury shares
Treasury shares issued for
   options exercised                                      (21)
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                           (196)
Comprehensive income
Cash dividends
                                     -----    ----    -------        -------

Balance at December 31, 2001         2,566    $256    $89,914        $ (281)
Net income
Acquisition of treasury shares
Exercise of stock options                                 (24)
Other comprehensive income net
   of reclassification adjustment
   and taxes                                                          1,761
Comprehensive income
Cash dividends
                                     -----    ----    -------        -------

Balance at December 31, 2002         2,566    $256    $89,890        $1,480
Net income
Acquisition of treasury shares
Exercise of stock options                                 (24)
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                           (705)
Comprehensive income
Cash dividends
Balance at December 31, 2003         2,566    $256    $89,866        $  775
                                     =====    ====    =======        ======

                                                                                Total
                                    Accumlated   Treasury   Comprehensive   stockholders'
                                     earnings      stock        income          equity
                                    ----------   --------   -------------   -------------
Balance at January 1, 2001           $ 8,352     $ (7,965)                    $ 79,107
Net income                             3,299                    3,299            3,299
Treasury shares issued
   for acquisition of
   GSB Financial Corp                               7,887                       19,273
Acquisition of treasury shares                     (4,983)                      (4,983)
Treasury shares issued for
   options exercised                                  111                           90
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                     (196)
                                                               ------
Comprehensive income                                           $3,103
                                                               ======
Cash dividends                          (598)                                     (598)
                                     -------     ---------                    --------
Balance at December 31, 2001         $11,053     $ (4,950)                    $ 95,992
Net income                             5,597                    5,597            5,597
Acquisition of treasury shares                     (4,422)                      (4,422)
Exercise of stock options                             126                          102
Other comprehensive income net
   of reclassification adjustment
   and taxes                                                    1,761            1,761
                                                               ------         --------
Comprehensive income                                           $7,358
                                                               ======
Cash dividends                          (505)                                     (505)
                                     -------     --------                      -------
Balance at December 31, 2002         $16,145     $ (9,246)                     $98,525
Net income                             7,415                    7,415            7,415
Acquisition of treasury shares                     (1,350)                      (1,350)
Exercise of stock options                             229                          205
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                     (705)            (705)
                                                               ------
Comprehensive income                                           $6,710
                                                               ======
Cash dividends                          (600)                                     (600)
Balance at December 31, 2003         $22,960     $(10,367)                    $103,490
                                     =======     ========                     ========

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  For The Years Ended December 31,
                                               -------------------------------------
                                                   2003          2002        2001
                                               -----------   -----------   ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $     7,415   $     5,597   $   3,299
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Realized gain on investment securities              (2,746)       (1,539)       (637)
Depreciation and amortization                          605           414       1,197
Provision for loan losses                              240           387         287
Increase in deferred taxes                             204          (133)       (426)

     CHANGES IN ASSETS AND LIABILITIES:
   (Increase) in accrued interest receivable        (1,192)         (707)       (659)
   (Increase) decrease in other assets              (1,064)        3,026       1,320
   (Decrease) increase in accrued interest
      payable and other liabilities                 (1,054)        1,316         616
                                               -----------   -----------   ---------
Net cash provided by operating activities            2,408         8,361       4,997
                                               -----------   -----------   ---------

    CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for business acquired                         --            --     (20,222)
Cash of entities acquired                               --            --       6,047
Investment securities available for sale
   Purchases                                    (1,837,653)   (1,729,416)   (461,048)
   Sales                                         1,641,186     1,603,261     359,278
Investment securities held to maturity
   Purchases                                            --            --    (167,800)
   Maturities                                          118           780     187,724
Net increase in loans                              (19,221)      (23,559)    (42,003)
Acquisition of premises and equipment                 (294)       (2,055)     (4,138)
                                               -----------   -----------   ---------
Net cash (used in) investing activities           (215,864)     (150,989)   (142,162)
                                               -----------   -----------   ---------

    CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest
   bearing deposits                                  7,102         1,157      15,654
Net increase in interest bearing deposits          123,335       133,885      57,611
Increase (decrease) in securities sold
   under agreements to repurchase                   67,718        (7,083)     30,629
Issuance of long term debt                          20,046        34,923      24,778
Repayment of long term debt                             --       (19,502)    (12,000)
Acquisition of treasury stock                       (1,350)       (4,422)     (4,983)
Proceeds from exercise of common
   stock options                                       205           102          90
Dividends paid                                        (600)         (505)       (598)
                                               -----------   -----------   ---------
Net cash provided by financing activities          216,456       138,555     111,181
                                               -----------   -----------   ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                For The Years Ended December 31,
                                                --------------------------------
                                                    2003      2002      2001
                                                  -------   -------   --------
   Net increase (decrease) in cash
      and cash equivalents                          3,000    (4,073)   (25,984)
   Cash and cash equivalents at
      beginning of year                           $ 6,310   $10,383     36,367
                                                  -------   -------    -------
   Cash and cash equivalents at
      end of year                                 $ 9,310   $ 6,310   $ 10,383
                                                  =======   =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash used to pay interest                      $14,787   $12,474   $ 10,804
   Cash used to pay income taxes                  $ 2,015   $ 5,692   $  1,637

        The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE A - ORGANIZATION AND PLAN OF MERGER AND CAPITALIZATION

     Organization

     Berkshire Bancorp Inc. ("Berkshire" or the "Company"), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank").

     The Bank, a New York State chartered commercial bank, was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office and branch is in mid-town Manhattan. It has three branches in Brooklyn, NY, one branch in downtown Manhattan and four branches in Orange and Sullivan Counties in New York state.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note A - (continued)

                                                              For The Year Ended
                                                               December 31, 2001
                                                              ------------------
                                                                (In thousands)
Interest income                                                    $31,499
Interest Expense                                                    15,396
                                                                   -------
Net interest income                                                 16,103
Provision for loan losses                                              547
Non-interest income                                                  1,696
Non-interest expense                                                11,007
Net income                                                         $ 3,427

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.   Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of Berkshire Bancorp and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG") and the Bank, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

     In November 2003, the FASB's Emerging Issues Task Force (the "EITF") reached consensus opinion on EITF Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The Company adopted EITF 03-1 as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

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

     The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2003 are $775,000 and they expire through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

6.   Goodwill

     Goodwill resulting from the acquisition of the Berkshire Bank and GSB Financial has been amortized on a straight-line basis over approximately 20 years and 15 years, respectively. Amortization expense for the year ended December 31, 2001 was approximately $935,000.

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

                                             For The Year Ended December 31,
                                        ----------------------------------------
                                                  2003     2002     2001
                                                 ------   ------   ------
                                        (In thousands, except per share amounts)
Reported net income                              $7,415   $5,597   $3,299
Add back: goodwill amortization                      --       --      935
                                                 ------   ------   ------
Adjusted net income                              $7,415   $5,597   $4,234
                                                 ======   ======   ======

   Basic earnings per share:
Reported basic earnings per share                $ 3.35   $ 2.44   $ 1.41
Goodwill amortization                                --       --      .40
                                                 ------   ------   ------
Adjusted basic earnings per share                $ 3.35   $ 2.44   $ 1.81
                                                 ======   ======   ======

   Diluted earnings per share:
Reported diluted earnings per share              $ 3.30   $ 2.43   $ 1.41
Goodwill amortization                                --       --      .40
                                                 ------   ------   ------
Adjusted diluted earnings per share              $ 3.30   $ 2.43   $ 1.81
                                                 ======   ======   ======

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

     At December 31, 2003, the Company has one stock-based employee compensation plan, which is more fully described in Note K. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                     For The Years Ended December 31,
                                                ----------------------------------------
                                                          2003     2002     2001
                                                         ------   ------   ------
                                                (In thousands, except per share amounts)
Net income                       As Reported:            $7,415   $5,597   $3,299
Less: Stock based compensation
costs determined under fair
value methods for all awards                                 32      680      316
                                                         ------   ------   ------
                                 Pro Forma:              $7,383   $4,917   $2,983
                                                         ======   ======   ======

Basic earnings per share         As Reported:            $ 3.35   $ 2.44   $ 1.41
                                 Pro Forma:                3.34     2.14     1.28

Diluted earnings per share       As Reported:              3.30     2.43     1.41
                                 Pro Forma:                3.28     2.14     1.28

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants as of December 31, 2001, expected volatility of 22%, risk-free interest of 5.34%, and expected lives of 5 years. The Company did not grant options in 2003 and 2002.

10.  Cash Equivalents

     The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE B - (continued)

11.  Restrictions on Cash and Due From Banks

     The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $1,032,000, $1,155,000 and $900,000 at December 31, 2003, 2002 and
2001, respectively.

12.  Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)

                                                          Year Ended
                                                      December 31, 2003
                                             -----------------------------------
                                                             Tax
                                             Before tax   (expense)   Net of tax
                                               amount      benefit      Amount
                                             ----------   ---------   ----------
Unrealized gains (losses)
   on investment securities:

   Unrealized holding gains
      arising during period                    $ 1,231     $  (491)     $  740

      Less reclassification
         adjustment for gains
         realized in net income                  2,746      (1,097)      1,649
                                               -------     -------      ------
Unrealized (loss) on investment
   securities                                   (1,515)        606        (909)

Change in minimum pension
   liability                                       340        (136)        204
                                               -------     -------      ------
Other comprehensive
   income (loss), net                          $(1,175)    $   470      $ (705)
                                               =======     =======      ======

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
                                               =====        =====       =====

13.  Reclassifications

     Certain amounts in the December 31, 2002 and 2001 financial statements have been reclassified to conform to the current period's presentation.

NOTE C - INVESTMENT SECURITIES

     The following is a summary of held to maturity investment securities:

                                                December 31, 2003
                                ------------------------------------------------
                                                    Gross        Gross
                                Amortized Cost   unrealized   unrealized    Fair
                                                    gains       losses     value
                                --------------   ----------   ----------   -----
                                                   (In thousands)
Investment securities

U.S. Government
   Agencies                          $711             $4          $--       $715
                                     ----            ---          ---       ----
   Totals                            $711             $4          $--       $715
                                     ====            ===          ===       ====

                                                December 31, 2002
                                ------------------------------------------------
                                                    Gross        Gross
                                Amortized Cost   unrealized   unrealized    Fair
                                                    gains       losses     value
                                --------------   ----------   ----------   -----
                                                   (In thousands)
Investment securities

U.S. Government
   Agencies                          $833             $3         $(1)       $835
                                     ----            ---         ---        ----
   Totals                            $833             $3         $(1)       $835
                                     ====            ===         ===        ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

     The following is a summary of available-for-sale investment securities:

                                                 December 31, 2003
                                  ----------------------------------------------
                                                 Gross        Gross
                                  Amortized   unrealized   unrealized     Fair
                                     Cost        gains       losses       value
                                  ---------   ----------   ----------   --------
                                                  (In thousands)
Investment securities
U.S. Treasury and Notes            $ 39,941     $   --      $   (94)    $ 39,847
U.S. Government Agencies            419,175        637       (3,059)     416,753
Mortgage-backed securities           93,875      3,838         (265)      97,448
Corporate notes                       1,570        214         (122)       1,662
Municipal securities                    991         70           --        1,061
Marketable equity
   securities and other              12,305        177         (116)      12,366
                                   --------     ------      -------     --------
   Totals                          $567,857     $4,936      $(3,656)    $569,137
                                   ========     ======      =======     ========

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
                                   ========     ======       =====      ========

     The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

                                  Less than 12 months       12 months or longer              Total
                               ------------------------   -----------------------   -----------------------
                                             Unrealized                Unrealized                Unrealized
                               Fair Value      Losses     Fair Value     Losses     Fair Value     Losses
                               ----------    ----------   ----------   ----------   ----------   ----------
Description of Securities

U.S. Treasury and Notes         $ 39,847       $   94        $ --         $ --       $ 39,847      $   94

U.S. Government Agencies         308,680        3,059          51           --        308,731       3,059

Mortgage-backed securities        10,432          265          --           --         10,432         265

Corporate notes                       --           --          --          122             --         122

Municipal securities                  --           --          --           --             --          --
                                --------       ------        ----         ----       --------      ------
Subtotal, debt securities        358,959        3,418          51          122        359,010       3,540

Marketable equity securities
   and other                         213           27         126           89            339         116
                                --------       ------        ----         ----       --------      ------

Total temporarily impaired
   securities                   $359,172       $3,445        $177         $211       $359,439      $3,656
                                ========       ======        ====         ====       ========      ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

     The Company had a total of 63 securities with a fair market value of $359.01 million which were temporarily impaired at December 31, 2003. The total unrealized loss on these securities was $3.45 million, all but $27,000 of such unrealized loss is attributable to interest rate movements. We have the ability to hold these US Government and US Government Agency securities to maturity, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

     We also had 1 corporate note and 7 equity securities with an aggregated fair market value of $339,000 which were temporarily impaired at December 31, 2003. The total unrealized loss on these 8 securities was $211,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

     The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2003 and 2002 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 2003
                                        ----------------------------------------
                                         Available for Sale     Held to Maturity
                                        --------------------   -----------------
                                        Amortized     Fair     Amortized    Fair
                                           Cost       Value       Cost     Value
                                        ---------   --------   ---------   -----
                                                     (In thousands)
Due in one year or less                  $     --   $     --     $ --       $ --
Due after one through
five years                                102,626    102,654       74         74
Due after five through
ten years                                 196,934    195,168       70         70
Due after ten years                       255,992    258,949      567        571
Marketable equity
securities and other                       12,305     12,366       --         --
                                         --------   --------     ----       ----
 Totals                                  $567,857   $569,137     $711       $715
                                         ========   ========     ====       ====

     Gross gains realized on the sales of investment securities for the years ended December 31, 2003, 2002 and 2001 were $2.91 million, $1.54 million and $637,000, respectively. Gross losses were $163,000 for the year ended December 31, 2003. Gross losses were not material for the years ended December 31, 2002 and 2001.

     As of December 31, 2003 and 2002, securities sold under agreements to repurchase with a book value of approximately $114.39 million and $46.67 million, respectively, were outstanding. As of December 31, 2003 and 2002, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

     On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which represents our initial purchase price in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. In addition, the Bank had loans outstanding totaling $295,000 to his company which are being repaid as a result of this transaction. At December 31, 2003, the purchase price to Berkshire has been paid in full.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE D - LOANS

     Major classifications of loans are as follows:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                           (In thousands)
Commercial and professional loans                      $ 22,228       $ 16,704
Secured by real estate
   1 - 4 family                                         169,589        180,730
   Multi family                                           6,608          8,958
   Non-residential                                       94,956         65,809
Consumer                                                  2,239          4,051
                                                       --------       --------
                                                        295,620        276,252
Deferred loan fees                                         (864)          (755)
Allowance for loan losses                                (2,593)        (2,315)
                                                       --------       --------
                                                       $292,163       $273,182
                                                       ========       ========

     Changes in the allowance for loan losses are as follows:

                                                          For The Years Ended
                                                              December 31,
                                                       ------------------------
                                                        2003     2002     2001
                                                       ------   ------   ------
                                                             (In thousands)
Balance at beginning                                   $2,315   $2,030   $1,108
   of year
Provision charged to                                      240      387      287
   operations
Loans charged off                                          17      199       97
Recoveries                                                 55       97       41
Acquisition of GSB
   Financial Corp                                          --       --      691
                                                       ------   ------   ------
Balance at end of year                                 $2,593   $2,315   $2,030
                                                       ======   ======   ======

     The Company had $109,000, $59,000 and $9,000 non accrual loans as of December 31, 2003, 2002 and 2001, respectively. The Company did not have any impaired loans as of December 31, 2003, 2002 and 2001. The Company had approximately $0, $0, and $58,000 of loans past due more than 90 days and still accruing interest as of December 31, 2003, 2002 and 2001, respectively.

     The Company, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2003, loans to these related parties amounted to $12.6 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties at December 31, 2003, resulted in new loans of $3.1 million and repayments of approximately $4.4 million.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE E - PREMISES AND EQUIPMENT

     Major classifications of premises and equipment are summarized as follows:

                                      Estimated     December 31,    December 31,
                                     useful lives       2003            2002
                                    -------------   ------------    ------------
                                                           (In thousands)
Land                                Indefinite         $ 3,817         $ 1,817
Buildings                           39 years             4,059             838
Furniture and equipment             3 to 10 years        2,318           2,196
Leasehold improvements              2 to 10 years          620             612
Construction in progress                                    --           5,056
                                                       -------         -------
                                                        10,814          10,519
Accumulated depreciation
   and amortization                                     (2,149)         (1,543)
                                                        ------         -------
Total                                                  $ 8,665         $ 8,976
                                                       =======         =======

     Depreciation and amortization expense was approximately $605,000, $279,000 and $249,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003, as compared to prior years, was primarily due to the completion of the construction and occupancy by the Bank of the property we purchased in 2001.

NOTE F - DEPOSITS

     The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $110.08 million and $108.72 million as of December 31, 2003 and 2002, respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                                               December 31, 2003
                                                               -----------------
                                                                 (In thousands)
 2004                                                               $297,434
 2005                                                                  7,291
 2006                                                                 10,751
 2007                                                                     13
 2008                                                                  1,991
                                                                    --------
                                                                    $317,480
                                                                    ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE G - BORROWINGS

     Short-Term Borrowings Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2003       2002     2001
                                                   --------   -------   -------
                                                      (Dollars in Thousands)
Securities sold under repurchase
   agreements and federal funds purchased
      Balance at year-end                          $114,391   $46,673   $53,756
      Average during the year                      $ 57,554   $38,433   $13,372
      Maximum month-end balance                    $114,391   $47,407   $53,756
      Weighted average rate during the year            1.68%     1.79%     3.62%
      Rate at December 31                              1.73%     1.46%     1.67%

     Long-Term Borrowings At December 31, 2003, advances from the Federal Home Loan Bank ("FHLB") totaling $77.7 million will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 3.91%. Unused lines of credit at the FHLB were $38.0 million at December 31, 2003.

     Outstanding long-term borrowings mature as follows (in thousands):

   Year                        Amount
----------                    -------
2004                          $    --
2005                            4,000
2006                           13,010
2007                           27,753
2008                           18,982
Thereafter                     14,000
                              -------
Total                         $77,745
                              =======

NOTE H - EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                               Year Ended December 31, 2003
                                          (In thousands, except per share data)
                                         ---------------------------------------
                                            Income        Shares       Per share
                                         (numerator)   (denominator)     amount
                                         -----------   -------------   ---------
Basic earnings per share

   Net income available to
      common stockholders                   $7,415         2,212         $3.35

Effect of dilutive securities
   Options                                      --            37          (.05)
                                            ------         -----         -----
Diluted earnings per share

   Net income available to
      common stockholders plus
      assumed conversions                   $7,415         2,249         $3.30
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE I - INCOME TAXES

     The components of income tax expense are as follows:

                                                  Years Ended December 31,
                                            ------------------------------------
                                               2003         2002         2001
                                            ----------   ----------   ----------
Current                                     $5,848,000   $4,216,000   $1,702,000
Deferred Taxes (Benefit)                      (204,000)     133,000      426,000
                                            ----------   ----------   ----------
                                            $5,644,000   $4,349,000   $2,128,000
                                            ==========   ==========   ==========

     A reconciliation of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                                 Years Ended December 31,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------
Effective Tax Reconciliation
Tax at statutory rate                      $4,439,000   $3,381,000   $1,846,000
State and City, net of federal
   income tax benefit                       1,211,000      940,000      612,000
Nondeductible expenses,
   including goodwill                              --           --      217,000
Tax exempt income                             (76,000)     (53,000)     (44,000)
Other                                          70,000       81,000     (503,000)
                                           ----------   ----------   ----------
Actual provision for
   income taxes                            $5,644,000   $4,349,000   $2,128,000
                                           ==========   ==========   ==========

     The tax effect of the principal temporary differences at December 31, 2003 and 2002 are as follows:

                                                               December 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------   -----------
Net deferred tax assets
   Loan loss provision                                 $1,215,000     1,095,000
   Depreciation                                             9,000        20,000
   Other                                                   80,000       (15,000)
   Unrealized loss, minimum
      pension liability adjustment                             --       136,000
   Unrealized (gain) loss on
      investment securities                              (500,000)   (1,124,000)
                                                       ----------   -----------
Net deferred tax asset
   included in other assets                            $  804,000   $  (112,000)
                                                       ==========   ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE J - STOCK PLANS

     In March 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 112,375 and 115,375 as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, 57,098 options and 62,126 options, respectively, were also outstanding as a result of the GSB acquisition. The Company did not grant options in 2003 and 2002.

A summary of activity with respect to the Stock Option Plan follows:

                                            December 31,
                    ------------------------------------------------------------
                           2003                 2002                 2001
                    ------------------   ------------------   ------------------
                              Weighted             Weighted             Weighted
                               Average              Average              Average
                              Exercise             Exercise             Exercise
                     Shares     Price     Shares     Price     Shares     Price
                    -------   --------   -------   --------   -------   --------
Outstanding at
beginning of year   177,501    $30.30    191,596    $29.74     50,375    $36.37
Granted                  --    $   --         --    $   --    152,496    $27.68
Cancelled                --    $   --     (6,509)   $27.13     (7,443)   $29.84
Exercised            (8,028)   $25.83     (7,586)   $21.75     (3,832)   $23.59
                    -------              -------              -------
Outstanding at
end of year         169,473    $30.36    177,501    $30.30    191,596    $29.74
                    =======              =======              =======
Exercisable at
end of year         165,798    $30.47    167,500    $33.09     84,799    $31.63
                    =======              =======              =======
Weighted average
fair value of
options granted
during the year                $   --               $   --               $ 9.54
                               ======               ======               ======

     The following table summarizes information about options outstanding at December 31, 2003:

                   Options Outstanding                       Options Exercisable
--------------------------------------------------------   -----------------------
                     Number        Weighted                   Number
                   outstanding     average      Weighted   outstanding    Weighted
                        at        remaining      average        at         average
   Range of       December 31,   contractual    exercise   December 31,   exercise
exercise prices       2003       life (years)     price         2003        price
---------------   ------------   ------------   --------   ------------   --------
$17.94 - 26.34        50,323         4.93        $25.43        46,648      $25.58
 27.79 - 38.00       119,150         2.95         32.66       119,150       32.66
                     -------                                  -------
                     169,473                                  165,798
                     =======                                  =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - EMPLOYEE BENEFIT PLANS

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

     The following table summarizes the major categories of Plan assets as of the dates indicated:

                                                     December 31,
                                  -------------------------------------------------
                                            2003                      2002
                                  -----------------------   -----------------------
                                  Fair Value   % of Total   Fair Value   % of Total
                                  ----------   ----------   ----------   ----------
                                          (In thousands, except percentages
Mutual Funds
   International Equity Fund        $  127         6.99%      $  101         6.67%
   Large Cap Equity Growth Fund        831        45.76          646        42.64
   International Investment
      Grade Bond Fund                  570        31.39          577        38.08
   Small Cap Equity Growth Fund        122         6.72           96         6.34
Corporate Common Stocks(1)             157         8.65           95         6.27
Cash and cash equivalents                9         0.49           --           --
                                    ------       ------       ------       ------
Total Plan Assets                   $1,816       100.00%      $1,515       100.00%

----------
(1) Includes shares of the Company's Common Stock with a market value of $75,000 and $51,000 at December 31, 2003 and 2002, respectively.

     The assets of the plan are primarily invested in well diversified common stock and fixed income funds designed to minimize risk while maximizing expected portfolio returns. To achieve the long term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock, investment grade bond funds, small and large cap equity funds and international equity funds. The allocation of assets will be determined by the Investment Manager, and will typically include 50% to 70% equities, with the remainder invested in fixed income and cash. Presently, this diversified portfolio is expected to return approximately 8.50% in the long run.

     The expected rate of return on plan assets was determined based upon a review of historical returns, both for our Retirement Plan and for medium to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected future long-term returns for each asset class listed in the above table. These expected future returns were then blended based upon our plan's target asset allocation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

Assumptions

     Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

                                                                    December 31,
                                                                    ------------
                                                                    2003   2002
                                                                    ----   ----
Discount rate                                                       6.60%  7.25%
Rate of compensation increase                                       5.00%  5.00%

     Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2003 and 2002 were as follows:

                                                                 December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Discount rate                                                   7.25%      7.50%
Rate of compensation increase                                   5.00%      5.00%
Expected return on plan assets                                  8.50%      8.50%
Measurement date                                            1/1/2003   1/1/2002

     A summary of the components of net periodic pension cost for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                        December 31,
                                              ---------------------------------
                                                 2003        2002        2001
                                              ---------   ---------   ---------
Service cost-benefits earned
   during the period                          $ 195,162   $  48,883   $  68,214
Interest cost on projected
   benefit obligation                           107,211      98,897     103,364
Expected return on plan assets                 (123,482)   (148,973)   (177,560)
Net amortization and deferral                    43,208      18,370      10,913
                                              ---------   ---------   ---------
Net pension cost/(income) of
   defined benefit plan                       $ 222,099   $  17,177   $   4,931
                                              =========   =========   =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

     The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2003 and 2002:

                                                             December 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   -----------
Actuarial present value of vested
   accumulated benefit obligations                    $ 1,807,366   $ 1,435,631
Actuarial present value of
   accumulated benefit obligations                      1,814,032     1,441,790
                                                      -----------   -----------
Projected benefit obligations                         $(1,814,032)  $(1,441,790)
Fair value of plan assets                               1,815,905     1,515,166
                                                      -----------   -----------
Excess of projected benefit
   obligation over fair value
   of plan assets                                           1,873        73,376
Unrecognized prior service cost                           157,614       175,984
Unrecognized net loss                                     318,677       342,903
                                                      -----------   -----------
Prepaid pension cost, included
   in other assets                                    $   478,164   $   592,263
                                                      ===========   ===========

Estimated Future Benefit Payments

     We estimate future benefit payments to be as follows:

                             Benefit
Years                       Payments
-----                       --------
2004                        $126,705
2005                         131,683
2006                         135,430
2007                         165,311
2008                         149,466
Years 2009-2013              892,049

Company Contributions

     During the fiscal year ending December 31, 2004, the Company expects to contribute approximately $105,000 to its Retirement Plan.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

2.   Former Goshen Bank Pension Plan

     The Bank, as successor to Goshen Bank, had a non-contributory defined benefit pension plan covering substantially all of its employees. In the fourth quarter of 2000, the Goshen Bank froze its defined benefit pension plan and provided that there would be no further accruals under the plan. On October 24, 2002, the Board of Directors of the Bank approved the termination of this plan. In 2003, we paid out approximately $600,000 to complete the termination of this plan and purchase annuity contracts. Upon the notice of termination, all participant benefits vest 100%.

                                                               December 31, 2002
                                                               -----------------
                                                                 (In thousands)
Change in benefit obligation
   Benefit obligation at beginning of year                          $1,193
   Service cost                                                         --
   Interest cost                                                        84
   Actual loss                                                          85
   Benefits paid                                                       (91)
                                                                    ------
   Benefits obligations at end of year                               1,271

Change in plan assets
   Fair value of plan assets at beginning of year                    1,309
   Actual return on plan assets                                       (917)
   Employer contribution                                                --
   Benefits paid                                                       (91)
                                                                    ------
   Fair value of plan assets
      at end of year                                                 1,127
   Funded status                                                      (144)
   Unrecognized net actuarial loss                                     340
                                                                    ------
   Prepaid benefit cost (included in other assets)                  $  196
                                                                    ======

Net pension cost included the following components:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2003   2002   2001
                                                           ----   ----   ----
                                                              (In thousands)
Service cost                                                $--   $ --   $ --
Interest cost on projected benefit obligation                --     84     85
Expected return on plan assets                               --    (88)   (99)
Purchase accounting change                                   --     --     61
                                                            ---   ----   ----
Net periodic benefit cost                                   $--   $  4   $ 47
                                                            ===   ====   ====

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

                                                                   December 31,
                                                                  --------------
                                                                   2003    2002
                                                                  -----   ------
                                                                  (In thousands)
Change in benefit obligation
   Benefit obligation at beginning of year                        $ 718   $ 712
   Service cost                                                      --      --
   Interest cost                                                     47      50
   Actual loss                                                        2       9
   Benefits paid                                                    (52)    (53)
                                                                  -----   -----
   Benefits obligation at end of year                               715     718
                                                                  -----   -----

Change in plan assets
   Fair value of plan assets at beginning of year                    --      --
   Actual return on plan assets                                      --      --
   Employer contribution                                             52      53
   Benefits paid                                                    (52)    (53)
                                                                  -----   -----
   Fair value of plan assets at end of year                          --      --
                                                                  -----   -----

   Funded status                                                   (715)   (718)
   Unrecognized net actuarial loss                                   15      13
                                                                  -----   -----
   Accrued benefit cost (included in other liabilities)           $ 700   $ 705
                                                                  =====   =====

Net benefit cost included the following components:

                                                         Year Ended December 31,
                                                         -----------------------
                                                               2003   2002
                                                               ----   ----
                                                              (In thousands)
Service cost                                                    $--    $--
Interest cost on projected
   benefit obligation                                            47     50
Actual return on plan assets                                     --     --
                                                                ---    ---
Net periodic benefit cost                                       $47    $50
                                                                ===    ===

     The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% and 7.25% in 2003 and 2002, respectively.

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

     The matching expense was $76,000 for the year ended December 31, 2003, $105,000 for the year ended December 31, 2002, $57,000 for both the Bank and Goshen Bank plans for the year ended December 31, 2001.

5.   Deferred Compensation Arrangements

     GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2003 and 2002, the balance accumulated under these arrangements was approximately $241,000 and $248,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.   Leases and Other Commitments

     The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2004 through 2012. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

Year Ending
December 31,             (In thousands)
------------
2004                         $  533
2005                            413
2006                            292
2007                            302
2008                            166
Thereafter                      509
                             ------
                             $2,215
                             ======

     Rental expense was approximately $699,000, $811,000 and $717,000 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Included in rental expense was approximately $270,000, $255,000 and $255,000 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, which was paid to a company affiliated with a director of the Company.

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are outlined below.

     For cash and cash equivalents, the recorded book values of $9.31 million and $6.31 million at December 31, 2003 and 2002, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                    December 31,
                                   ---------------------------------------------
                                            2003                    2002
                                   ---------------------   ---------- ----------
                                   Carrying    Estimated   Carrying    Estimated
                                    amount    fair value    amount    fair value
                                   --------   ----------   --------   ----------
                                                   (In thousands)
Investment securities              $569,848    $569,852    $371,458    $371,460
Loans, net of unearned income       294,756     301,647     275,497     278,252
Time Deposits                       317,480     318,450     311,979     312,117
Repurchase Agreements               114,391     114,462      46,673      46,673
Long-term Debt                       77,745      81,053      57,699      57,699

     The net loan portfolio at December 31, 2003 and 2002 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

     The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $180,000 and $53,000 at December 31, 2003 and 2002, respectively.

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

     Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                  December 31,
                                                               -----------------
                                                                 2003      2002
                                                               -------   -------
                                                                (In thousands)
Unused lines of credit                                         $11,243   $13,432
Commitments to extend credit                                     2,011        --
Standby letters of credit and financial
   guarantees written                                              775       750
                                                               -------   -------
                                                               $14,029   $14,182
                                                               =======   =======
Interest rate caps-notional amount                             $30,000   $20,000
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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2003 varies up to 100%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE N - (continued)

     The Bank grants loans primarily to customers in New York and its immediately adjacent suburban communities. Although the Bank has a diversified loan portfolio, a large portion of their loans are secured by commercial or residential real property. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Bank has a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.

     The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income. The Company performs an assessment, both at the inception of the hedge and quarterly thereafter, to determine whether these are highly effective in offsetting changes in the value of the hedged items. The change in fair value of the swaps attributed to hedge ineffectiveness was not material for the years ended December 31, 2003 and 2002.

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

     Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note O - (continued)

     The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2003 and 2002 (dollars in thousands):

                                                                                    To be well
                                                                                capitalized under
                                                               For capital      prompt corrective
                                               Actual       adequacy purposes   action provisions
                                               ------       -----------------   -----------------
                                           Amount   Ratio    Amount   Ratio      Amount    Ratio
                                           ------   -----    ------   ------     ------   -------
December 31, 2003
Total Capital (to Risk-Weighted Assets)
   Company                                 86,759   26.1%    26,630   >=8.0%         --      N/A
   Bank                                    60,675   19.1%    25,417   >=8.0%     31,772   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 84,166   25.3%    13,315   >=4.0%         --      N/A
   Bank                                    58,082   18.3%    12,709   >=4.0%     19,063    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 84,166   10.7%    31,410   >=4.0%         --      N/A
   Bank                                    58,082    7.0%    33,391   >=4.0%     41,739    >=5.0%

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                                Actual       adequacy purposes   action provisions
                                                ------       -----------------   -----------------
                                            Amount   Ratio    Amount    Ratio     Amount    Ratio
                                           -------   -----   -------    -----    -------   -------
December 31, 2002
Total Capital (to Risk-Weighted Assets)
   Company                                 $80,811   12.3%   $23,801    >=8.0%   $    --      N/A
   Bank                                     53,687   19.4%    22,193    >=8.0%    27,741   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  78,496   26.4%    11,900    >=4.0%        --      N/A
   Bank                                     51,372   18.5%    11,096    >=4.0%    16,645   >=6.0%
Tier I Capital (to Average Assets)
   Company                                  78,496   27.2%    25,468    >=4.0%        --      N/A
   Bank                                     51,372    7.8%    26,210    >=4.0%    32,763    >=5.0%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

     The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
ASSETS

Cash                                                        $ 12,035   $  7,439
Equity investment in subsidiaries                             82,532     71,276
Investment in securities available for sale                    2,901      6,147
Loans                                                          6,244      8,420
Accrued interest receivable                                       74        430
Premises and equipment                                            --      5,056
Other assets                                                     499        294
                                                            --------   --------
Total assets                                                $104,285   $ 99,062
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                           $    795   $    537

Stockholders' equity
Common stock                                                     256        256
Additional paid-in capital                                    89,866     89,890
Retained earnings                                             22,960     16,145
Accumulated other comprehensive
   income, net                                                   775      1,480
Common stock in treasury, at cost                            (10,367)    (9,246)
                                                            --------   --------
Total stockholders' equity                                   103,490     98,525
                                                            --------   --------
                                                            $104,285   $ 99,062
                                                            ========   ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)

                                                For The Years Ended December 31,
                                                --------------------------------
                                                    2003      2002      2001
                                                   ------   -------   -------
INCOME

Interest income from                               $  106   $   207   $   836
   the Bank
Interest income                                       795     1,149     1,079
Gain on sales of                                    1,131         7        31
   investment securities
Other income (loss)                                   407       (73)      (92)
                                                   ------   -------   -------
Total income                                        2,439     1,290     1,854

EXPENSES

Salaries and employee                                 442       243       217
   benefits
Other expenses                                        759       505       661
                                                   ------   -------   -------
Total expenses                                      1,201       748       878
                                                   ------   -------   -------
Income before income
   taxes and equity in
   undistributed net
   income of the Bank                               1,238       542       976
Equity in undistributed
   net income of the Bank                           6,710     5,405     2,199
                                                   ------   -------   -------
Income before taxes                                 7,948     5,947     3,175
Provision (benefit) for
   income taxes                                       533       350      (124)
                                                   ------   -------   -------
Net income                                         $7,415   $ 5,597   $ 3,299
                                                   ======   =======   =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         For The Years Ended December 31,
                                                         --------------------------------
                                                            2003      2002      2001
                                                          -------   -------   --------
      Operating activities:
Net income                                                $ 7,415   $ 5,597   $  3,299
Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
Gain on sales of investment securities                     (1,131)       (7)       (31)
Equity in undistributed net income of the Bank             (6,843)   (5,405)    (2,199)
Increase (decrease) in other liabilities                      294       214     (1,153)
Decrease in other assets                                      151       840      3,624
                                                          -------   -------   --------
   Net cash provided by (used in) operating activities       (114)    1,239      3,540
                                                          -------   -------   --------

   Investing activities:
Cash paid for acquisition                                      --        --    (20,222)
Investment securities available for sale
   Purchases                                               (5,172)   (2,965)        --
   Sales                                                    9,451       775      1,124
Net decrease (increase) in loans                            2,176    (1,942)     1,465
Transfer of premises and equipment                             --    (1,292)    (3,764)
                                                          -------   -------   --------
Net cash provided by (used in) investing activities         6,455    (5,424)   (21,397)
                                                          -------   -------   --------

   Financing activities:
Proceeds from exercise of common stock options                205       102         90
Acquisition of treasury stock                              (1,350)   (4,422)    (4,983)
Dividends paid                                               (600)     (505)      (598)
                                                          -------   -------   --------
Net cash (used in) financing activities                    (1,745)   (4,825)    (5,491)
                                                          -------   -------   --------
   Net increase (decrease) in cash and cash equivalents     4,596    (9,010)   (23,348)
   Cash and cash equivalents at beginning of year           7,439    16,449     39,797
                                                          -------   -------   --------
   Cash and cash equivalents at end of year               $12,035   $ 7,439   $ 16,449
                                                          =======   =======   ========
Supplemental disclosures of cash flow information:
   Cash used to pay income taxes                          $   375   $   146   $  1,385
Transfer of premises and equipment to subsidiary
   for note receivable                                    $ 5,056        --         --

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

     The unaudited quarterly results of operations for the three months ended June 30, 2003 and September 30, 2003 have been restated to reflect the matters described in the following Note R.

                                               Three Months Ended
                                 -----------------------------------------------
                                 March 31   June 30   September 30   December 31
                                 --------   -------   ------------   -----------
            2003
            ----

Interest income                   $ 8,378   $ 8,480      $ 8,621       $ 8,947
Interest expense                   (3,388)   (3,395)      (3,332)       (3,532)
                                  -------   -------      -------       -------
Net interest income                 4,990     5,085        5,289         5,415
Provision for loan losses            (105)      (45)         (45)          (45)
Gains on sales of securities          628     1,491          183           444
Non-interest income                   364       305          297           271
Non-interest expenses              (2,712)   (2,727)      (3,093)       (2,931)
                                  -------   -------      -------       -------
Income before taxes                 3,165     4,109        2,631         3,154
Provision for taxes                (1,423)   (1,801)      (1,223)       (1,197)
                                  -------   -------      -------       -------
Net income                        $ 1,742   $ 2,308      $ 1,408       $ 1,957
                                  =======   =======      =======       =======
Per share data
   Net income per common share

   Basic                          $   .78   $  1.05      $   .64       $   .88
                                  =======   =======      =======       =======
   Diluted                        $   .78   $  1.03      $   .63       $   .86
                                  =======   =======      =======       =======

                                               Three Months Ended
                                 -----------------------------------------------
                                 March 31   June 30   September 30   December 31
                                 --------   -------   ------------   -----------
            2002
            ----

Interest income                   $ 7,316   $ 8,097      $ 8,495       $ 8,334
Interest expense                   (3,050)   (3,358)      (3,564)       (3,444)
                                  -------   -------      -------       -------
Net interest income                 4,266     4,739        4,931         4,890
Provision for loan losses             (50)     (107)        (200)          (30)
Gains on sales of securities          196       127          681           535
Non-interest income                   273       218          117           140
Non-interest expenses              (2,399)   (2,802)      (2,898)       (2,681)
                                  -------   -------      -------       -------
Income before taxes                 2,286     2,175        2,631         2,854
Provision for taxes                  (980)     (988)      (1,118)       (1,263)
                                  -------   -------      -------       -------
Net income                        $ 1,306   $ 1,187      $ 1,513       $ 1,591
                                  =======   =======      =======       =======
Per share data
   Net income per common share

   Basic                          $   .55   $   .51      $   .67       $   .71
                                  =======   =======      =======       =======
   Diluted                        $   .55   $   .51      $   .67       $   .70
                                  =======   =======      =======       =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE R - RESTATEMENT OF FINANCIAL STATEMENTS

     The Company is restating previously issued financial statements for the three months ended June 30, 2003 and September 30, 2003 to reflect the corrected accounting treatment for the Bank's write-off between June 19, 2003 and June 26, 2003 of $633,122 of capitalized premiums related to securities held as investments. The accounting treatment reflected in the previously reported financial results was inconsistent with the Bank's historical practice in two respects. First, the Bank's historical accounting practice was to amortize such premiums over the estimated life of the securities. Second, the Bank recorded the premium write-off as a reduction in "investment securities gains" rather than a reduction to "interest income" as is its usual practice.

     The financial effect of this departure from usual practice was to understate the gains reported on the sales of investment securities for the second quarter of 2003 and to overstate interest income in future periods. Thus, the Company's net income before taxes for the three months ended June 30, 2003 and three months ended September 30, 2003, which had been reported as $3,507,000 and $2,922,000, respectively, should have been reported as $4,109,000 and $2,631,000, respectively. These adjustments will cause the previously reported net income per diluted share of $0.87 for the three months ended June 30, 2003 to increase to $1.03 and the previously reported net income per diluted share of $0.70 for the three months ended September 30, 2003 to decrease to $0.63.

     The Company's Financial Statements for the three months ended June 30, 2003 and September 30, 2003 are being restated as follows (in thousands, except per share data):

                                                    Three Months Ended
                                                      June 30, 2003
                                          --------------------------------------
                                          As Reported   Adjustment   As Restated
                                          -----------   ----------   -----------
Statement of Operations Data
Interest income                              $8,511        $(31)        $8,480
Interest expense                              3,395          --          3,395
Net interest income                           5,116         (31)         5,085
Investment securities gains                     858         633          1,491
Income before taxes                           3,507         602          4,109
Net income                                    1,947         361          2,308
Net income per share:
   Basic                                        .88         .17           1.05
   Diluted                                      .87         .16           1.03

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE R - (continued)

                                                    Three Months Ended
                                                    September 30, 2003
                                          --------------------------------------
                                          As Reported   Adjustment   As Restated
                                          -----------   ----------   -----------
Statement of Operations Data
Interest income                              $8,912       $(291)        $8,621
Interest expense                              3,332          --          3,332
Net interest income                           5,580        (291)         5,289
Investment securities gains                     183          --            183
Income before taxes                           2,922        (291)         2,631
Net income                                    1,583        (175)         1,408
Net income per share:
   Basic                                        .72        (.08)           .64
   Diluted                                      .70        (.07)           .63

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

ITEM 9A. Controls and Procedures

Special Committee Investigation and Remedial Action Plan

     During the course of their audit of the Company's Consolidated Financial Statements for the year ended December 31, 2003, the Company's external auditors, Grant Thornton LLP ("Grant Thornton"), advised management, the Audit Committee of the Company (the "Audit Committee") and the Company's Board of Directors (the "Board") of concerns about the accounting by the Company's wholly-owned subsidiary, The Berkshire Bank (the "Bank"), for certain investment premiums in June 2003. Moreover, Grant Thornton advised the Board that the circumstances surrounding the questionable accounting amounted to a deficiency in internal controls that was considered a "material weakness", as defined under standards established by the American Institute of Certified Public Accountants.

     In response, the Board formed a Special Committee of the Audit Committee (the "Special Committee") comprised of the members of the Audit Committee that are not members of the Board of the Bank, to oversee an investigation into the issues raised by Grant Thornton. The Special Committee engaged the Company's principal outside law firm to provide legal advice with respect to the investigation and its findings. The law firm, in turn, engaged a firm of forensic accountants to provide assistance with respect to the accounting and financial reporting aspects of the investigation. These accountants presented their report to the Special Committee on March 11, 2004.

     The principal concern of Grant Thornton related to the Bank's write-off, between June 19, 2003 and June 26, 2003, of $633,122 of capitalized premiums related to securities held as investments. The premiums were written off upon the sale of certain bonds that was effected in accordance with the Bank's strategy of shortening maturities on its investment portfolio in view of the interest rate environment prevailing at that time. The accounting treatment applied in connection with such sale of bonds was not in accordance with Accounting Principles generally accepted in the United States of America and was inconsistent with the Bank's historical practice (including its practice for other such sales) in two respects. First, the Bank's historical accounting practice was to amortize such premiums over the expected life of the securities whereas in these instances the Bank wrote off the premium while the security was outstanding. Second, the Bank recorded the premium write-off as a reduction in "investment securities gains" rather than a reduction in "interest income" as is its normal practice.

     In order to properly account for these premiums, the Company has corrected certain items in its previously reported results of operations for the three months ended June 30, 2003 and the three months ended September 30, 2003, as reflected in Note Q, "Quarterly Financial Data (unaudited)" and Note R, "Restatement of Financial Statements", to the Consolidated Financial Statements included in this Annual Report. The corrected numbers restate the results previously reported in the Company's quarterly reports on Form 10-Q for the three months ended June 30, 2003 and September 30, 2003.

     To address the matters raised by Grant Thornton, the Special Committee and the Board have adopted and have begun to implement a Remedial Action Plan for accounting and financial reporting that includes more direct communication between the Bank's Chief Financial Officer and the Company's Audit Committee as well as alternative software that would better maintain the investment securities subsidiary ledger.

     The specific provisions of the Remedial Action Plan that address the foregoing matters are as follows:

* The Special Committee will meet with the Bank's President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Finance, to communicate the serious nature of the circumstances surrounding the events investigated and to reinforce a "no tolerance" policy for exceptions to the Bank's accounting policies and generally accepted accounting principles. This step has been implemented.

* The Bank's Chief Financial Officer shall have a direct line of financial reporting responsibility to the Audit Committee with respect to all matters involving the Bank's accounting and financial reporting.

* The Company will establish a hotline to enable employees to report operational or financial reporting concerns on an anonymous basis. Such hotline will be managed by an independent third party. The Audit Committee will oversee disposition of any matters reported to the hotline. This step has been implemented.

* The Bank's Chief Financial Officer must obtain formal approval from the Audit Committee for any changes to established accounting policies.

* The Bank's Chief Financial Officer shall review with the Audit Committee or its designee the accounting for material non-routine transactions prior to effectuating such accounting.

* The Bank's Chief Financial Officer shall not personally process journal entries into the general ledger system and shall not have access to such system.

* The Audit Committee and Bank management will explore alternatives to the current practice of accounting for its investment portfolio activity on an Excel spreadsheet. Among the alternatives to be considered are use of third party services and available software alternatives that minimize the risk of undetected clerical errors or loss of audit trail.

* The Audit Committee will actively monitor the implementation of the Remedial Action Plan as well as oversee the Company's response to any weaknesses in internal accounting controls identified during audits performed by the Company's independent auditors and/or regulators. The Audit Committee will require reports from those parties responsible for the implementation of the various parts of this plan on a monthly basis or more frequently as the Audit Committee may determine.

Evaluation of the Company's Disclosure Controls and Internal Control. As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its "internal control over financial reporting" as defined in Rule 13(a)-15(f) of the Securities Exchange Act of 1934 ("Internal Control") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

In accordance with SEC requirements, the CEO/CFO notes that, except as discussed in this Item 9A, during the fiscal quarter ended December 31, 2003, no changes in internal controls have occurred that have materially affected Internal Control.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:

Name                    Age   Position(s)
----                    ---   -----------
Steven Rosenberg         55   President, Director
William L. Cohen         62   Director
Thomas V. Guarino        50   Director
Moses Marx               68   Director
Randolph B. Stockwell    57   Director
Moses Krausz             63   President of The Berkshire Bank
David Lukens             54   Senior Vice President, Chief Financial Officer of
                                 The Berkshire Bank

     Mr. Rosenberg has served as President and Chief Executive Officer of the Company since March 1999 and as Vice President and Chief Financial Officer of the Company from April 1990 to March 1999. He continues to serve as Chief Financial Officer. Mr. Rosenberg was elected a director in May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc. (a developer and manufacturer of healthcare products).

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

     Mr. Lukens has held the position of Senior Vice President and Chief Financial Officer of The Berkshire Bank since December 1999, Executive Vice President since December 2003. Prior to joining the Bank, Mr. Lukens was Senior Vice President and Chief Financial officer of First Washington State Bank, a New Jersey commercial bank, from 1994 to 1999 and was Vice President and Controller at the Philadelphia, PA branch of Bank Leumi Le-Israel B.M., an international commercial bank, from 1978 to 1994.

     There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

Audit Committee Members, Financial Expert and Independence

     The Board of Directors of the Company has established an Audit Committee comprised of three independent directors, Messrs. William L. Cohen, Thomas V. Guarino and Randolph B. Stockwell. All of the members of the Audit Committee meet the independence requirements under current National Association of Securities Dealers corporate governance standards for companies whose securities are quoted on NASDAQ. Based upon their education and relevant experience, the Board of Directors has determined that Messrs. Guarino and Stockwell each qualify as financial experts as defined by the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission.

Corporate Code of Ethics

     We have adopted a Corporate Code of Ethics that applies to the directors, officers and employees, including the senior management: the chief executive officer, chief financial officer, controller and persons performing similar functions, of Berkshire Bancorp Inc. and its subsidiaries. Copies of our Corporate Code of Ethics are available upon written request to the Company at its principal executive office.

ITEM 11. Executive Compensation

     The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for the fiscal ended December 31, 2003, and to each of the other executive officers who were paid more than $100,000 during the fiscal year ended December 31, 2003.

                           Summary Compensation Table

                                              Annual Compensation
                                             --------------------
                                                                      All Other
Name and Principal Position           Year    Salary      Bonus     Compensation
---------------------------           ----   --------   ---------   ------------
Steven Rosenberg                      2003   $175,500    $     --     $    --
   President, Chief Executive         2002   $167,500    $     --     $    --
   Officer and Chief Financial        2001   $152,500    $     --     $    --
   Officer

Moses Krausz                          2003   $358,864    $175,000     $10,405(1)
   President and Chief Executive      2002   $347,288    $175,000     $10,050(1)
   Officer of The Berkshire Bank      2001   $330,750    $175,000     $ 9,300(1)

David Lukens                          2003   $138,500    $ 25,000     $ 5,968(2)
   Senior Vice President and          2002   $125,000    $ 24,000     $ 5,367(2)
   Chief Financial Officer of         2001   $115,000    $ 24,000     $ 4,988(2)
   The Berkshire Bank

----------
(1) Consists of contributions by the Company to a 401(k) account of $7,000, $6,000 and $5,250, respectively, in 2003, 2002 and 2001, and income associated with life insurance coverage in excess of $50,000.

(2) Consists of contributions by the Company to a 401(k) account of $4,905, $4,470 and $4,170, respectively, in 2003, 2002 and 2001, and income associated with life insurance coverage in excess of $50,000. Does not include the annual retirement credits of 5% of gross wages under the Company's Retirement Income Plan.

                        Option Grants in Last Fiscal Year

There were no stock option grants during the fiscal year ended December 31, 2003.

          Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2003, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2003 by any of the individuals named in the Summary Compensation Table.

                                            Number of
                                           Unexercised
                    Shares                  Options at
                   Acquired              Fiscal Year-End         Value of Unexercised
                      on        Value          (#)         In-the-Money Options at Fiscal
                   Exercise   Realized     Exercisable               Year-End ($)
Name                  (#)        ($)      /Unexercisable      Exercisable/Unexercisable
----               --------   --------   ---------------   ------------------------------
Steven Rosenberg      -0-        -0-        10,000 / 0               200,000 / 0
Moses Krausz          -0-        -0-        50,000 / 0               760,200 / 0
David Lukens          -0-        -0-        10,000 / 0               191,250 / 0

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

1999 Stock Incentive Plan

     The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 200,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2003, options to acquire 187,419 shares of common stock have been granted under this plan and 12,581 options are available for future grants.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plans.

     The following table sets forth certain information as of March 12, 2004 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.

                                                          Number of      Percent
                                                            Shares      of Class
                                                          ---------     --------
William Cohen                                                 2,500(1)       *
Thomas V. Guarino                                            31,781(2)     1.4%
Moses Krausz                                                 64,503(3)     2.9%
David Lukens                                                 10,200(4)       *
Moses Marx                                                1,048,620(5)    47.5%
160 Broadway
New York, NY 10038
Steven Rosenberg                                             20,861(6)       *
Randolph B. Stockwell                                         8,000(7)       *
All executive officers and directors
   as a group (7 persons)                                 1,186,465(8)    51.7%

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

Equity Compensation Plans

     The following table details information regarding the Company's existing equity compensation plans as of December 31, 2003.

                                                                                     (c)
                                                                             Number of securities
                                   (a)                     (b)             remaining available for
                         Number of securities to     Weighted-average       future issuance under
                         be issued upon exercise    exercise price of     equity compensation plans
                         of outstanding options,   outstanding options,     (excluding securities
Plan Category              warrants and rights     warrants and rights     reflected in column (a))
-------------            -----------------------   --------------------   -------------------------
Equity compensation
   plans approved by
   security holders              169,473                  $30.36                    12,581
Equity compensation
   plans not approved
   by security holders                --                      --                        --
Total                            169,473                  $30.36                    12,581

ITEM 13. Certain Relationships and Related Transactions.

     In April 2001 and June 1999, the Company made term loans in the principal amount of $2,000,000 and $2,000,000, respectively, to Pharmaceutical Holdings Corp., a Delaware corporation, the principal stockholder of which is Momar. Such loans were made on substantially the same terms, including interest rate, as those prevailing at that time for comparable loans to unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features. The notes, which bear interest at the prime rate plus 0.50%, were repaid in full in March 2003 and June 2003.

     In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $270,000 and $255,000 in fiscal 2003 and 2002, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

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

     See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

ITEM 14. Principal Accountant Fees and Services

     The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

                                                               Fiscal Year Ended   Fiscal Year Ended
                                                               December 31, 2003   December 31, 2002
                                                               -----------------   -----------------
Audit Fees                                                          $146,153            $111,399

Audit Related Fees: Professional services rendered for
   employee benefit plan audits, accounting assistance in
   connection with acquisitions and consultations related to
   financial accounting and reporting standards                        6,815               6,498

Tax Fees: Tax consulting, preparation of returns                      72,096              71,009

All Other Fees: Professional services rendered for corporate
   support                                                                --                  --

     The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2003. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Documents filed as part of this Report:

     (i)  Financial Statements

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

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

  10.1 1999 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form
          8-K dated March 30, 1999).+

  10.2    Employment Agreement, dated May 1, 1999, between The Berkshire
          Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 2000).+

  10.3    Employment Agreement, dated January 1, 2001, between The
          Berkshire Bank and David Lukens (incorporated by reference to
          Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
          Fiscal Year Ended December 31, 2000).+

  10.4    Lease Agreement, dated October 26, 1999, between Braun
          Management, Inc. as agent for Bowling Green Associates, L.P., and
          The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly
          Period Ended March 31, 2001).

  10.5 Amendment No. 1 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001).+

  10.6 Amendment No. 1 to Employment Agreement, dated June 3, 2002, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).+

  10.7 Amendment No. 2 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).+

  21.     Subsidiaries of the Company.

  23.     Consent of Independent Certified Public Accountant

  31. Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32. Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+    Denotes a management compensation plan or arrangement.

     (b)  Reports on Form 8-K.

     None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BERKSHIRE BANCORP INC.


                                        By: /s/ Steven Rosenberg
                                            ------------------------------------
                                            Steven Rosenberg
                                            President, (Chief Executive Officer)

                                        Date: March 29, 2004
                                              ----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature               Title                   Date
       ---------               -----                   ----

                               President, (Chief
                               Executive Officer,
                               Principal Financial
                               Officer and Principal
                               Accounting Officer);


/s/ Steven Rosenberg           Director                March 29, 2004
----------------------------
    Steven Rosenberg


/s/ William Cohen              Director                March 29, 2004
----------------------------
    William Cohen


/s/ Thomas V. Guarino          Director                March 29, 2004
----------------------------
    Thomas V. Guarino


/s/ Moses Marx                 Director                March 29, 2004
----------------------------
    Moses Marx


/s/ Randolph B. Stockwell      Director                March 29, 2004
----------------------------
    Randolph B. Stockwell

                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.......................>=