Form 10-Q
period 2004-03-31
BERKSHIRE BANCORP INC /DE/
filed 2004-05-12
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of May 10, 2004, there were 2,212,173 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2004 (unaudited)
               and December 31, 2003                                           4

            Consolidated Statements of Income For The Three Months Ended
               March 31, 2004 and 2003 (unaudited)                             5

            Consolidated Statement of Stockholders' Equity For The Three
               Months Ended March 31, 2004 (unaudited)                         6

            Consolidated Statements of Cash Flows For The Three Months
               Ended March 31, 2004 and 2003 (unaudited)                       7

            Notes to Consolidated Financial Statements                         9

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      15

Item 3.     Quantitative and Qualitative Disclosure About Market Risk         20

Item 4.     Controls and Procedures                                           26

PART II     OTHER INFORMATION

Item 5.     Other Information                                                 27

Item 6.     Exhibits and Reports on Form 8-K                                  28

Signature                                                                     29

Index of Exhibits

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                  March 31,   December 31,
                                                     2004         2003
                                                  ---------   ------------
ASSETS
Cash and due from banks                           $  5,499      $  7,478
Interest bearing deposits                              359         1,832

Total cash and cash equivalents                      5,858         9,310
Investment Securities:
   Available-for-sale                              613,564       569,137
   Held-to-maturity                                    690           711
                                                  --------      --------
Total investment securities                        614,254       569,848
Loans, net of unearned income                      295,336       294,756
   Less: allowance for loan losses                  (2,661)       (2,593)
                                                  --------      --------
Net loans                                          292,675       292,163
Accrued interest receivable                          5,780         5,298
Premises and equipment, net                          8,553         8,665
Other assets                                           991         1,836
Goodwill, net                                       18,549        18,549
                                                  --------      --------
Total assets                                      $946,660      $905,669
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                           $ 38,371      $ 38,422
   Interest bearing                                584,148       565,833
                                                  --------      --------
Total deposits                                     622,519       604,255
Securities sold under agreements to repurchase     129,476       114,391
Long term borrowings                                79,692        77,745
Accrued interest payable                             2,154         2,208
Other liabilities                                    4,737         3,580
                                                  --------      --------
Total liabilities                                  838,578       802,179
                                                  --------      --------
Stockholders' equity
   Preferred stock - $.10 Par value:                    --            --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized -- 10,000,000 shares
      Issued -- 2,566,095 shares
      Outstanding --
         March 31, 2004, 2,207,800 shares
         December 31, 2003, 2,207,080 shares           256           256
Additional paid-in capital                          89,869        89,866
Retained earnings                                   24,911        22,960
Accumulated other comprehensive
   income, net                                       3,420           775
   Common stock in treasury - at cost:
   March 31, 2004, 354,670 shares
   December 31, 2003, 359,015 shares               (10,374)      (10,367)
                                                  --------      --------
Total stockholders' equity                         108,082       103,490
                                                  --------      --------
                                                  $946,660      $905,669
                                                  ========      ========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                            For The
                                      Three Months Ended
                                           March 31,
                                      ------------------
                                         2004     2003
                                        ------   ------
INTEREST INCOME
Loans                                   $4,849   $4,757
Investment securities                    4,786    3,610
Federal funds sold and
   interest bearing deposits                 3       11
                                        ------   ------
Total interest income                    9,638    8,378
                                        ------   ------
INTEREST EXPENSE
Deposits                                 2,455    2,582
Short-term borrowings                      497      149
Long-term borrowings                       768      657
                                        ------   ------
Total interest expense                   3,720    3,388
                                        ------   ------
Net interest income                      5,918    4,990
PROVISION FOR LOAN LOSSES                   45      105
                                        ------   ------
Net interest income after provision
   for loan losses                       5,873    4,885
                                        ------   ------
NON-INTEREST INCOME
Service charges on deposit accounts        127       96
Investment securities gains                 93      628
Other income                               198      268
                                        ------   ------
Total non-interest income                  418      992
                                        ------   ------
NON-INTEREST EXPENSE
Salaries and employee benefits           1,667    1,331
Net occupancy expense                      274      405
Equipment expense                           86      109
FDIC assessment                             22       19
Data processing expense                     32       59
Other                                      881      789
                                        ------   ------
Total non-interest expense               2,962    2,712
                                        ------   ------
Income before provision for taxes        3,329    3,165
Provision for income taxes               1,378    1,423
                                        ------   ------
Net income                              $1,951   $1,742
                                        ======   ======
Net income per share:
   Basic                                $  .88   $  .78
                                        ======   ======
   Diluted                              $  .85   $  .78
                                        ======   ======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For The Three Months Ended March 31, 2004
                                 (In Thousands)

                                                               Accumulated
                                                                  other
                                           Stock  Additional  comprehensive                                         Total
                                   Common   Par     paid-in       income     Retained   Treasury  Comprehensive  stockholders'
                                   Shares  value    capital        net       earnings    stock       income        equity
                                   ------  -----  ----------  -------------  --------  --------  -------------  -------------
Balance at December 31, 2003        2,566   $256    $89,866       $  775      $22,960  $(10,367)                   $103,490

Net income                                                                      1,951                 1,951           1,951

Exercise of stock options                                 3                                  62                          65

Acquisition of treasury shares                                                              (69)                        (69)

Other comprehensive income net
   of reclassification adjustment
   and taxes                                                       2,645                              2,645           2,645
                                                                                                     ------
Comprehensive income                                                                                 $4,596
                                                                                                     ======
                                    -----   ----    -------       ------      -------  --------                    --------
Balance at March 31, 2004
   (Unaudited)                      2,566   $256    $89,869       $3,420      $24,911  $(10,374)                   $108,082
                                    =====   ====    =======       ======      =======  ========                    ========

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            For The Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                 2004        2003
                                                              ---------   ---------
      Cash flows from operating activities:

Net income                                                    $   1,951   $   1,742

Adjustments to reconcile net income to net cash provided by operating activities:

Realized gain on investment securities                              (93)       (628)

Net amortization of securities                                      813         276

Depreciation and amortization                                       145         163

Provision for loan losses                                            45         105

(Increase) decrease in accrued interest receivable                 (482)        159

Decrease (increase) in other assets                                 845        (889)

(Decrease) increase in accrued interest payable
   and other liabilities                                           (599)        231
                                                              ---------   ---------
   Net cash provided by operating activities                      2,625       1,159
                                                              ---------   ---------

      Cash flows from investing activities:

Investment securities available for sale

   Purchases                                                   (407,636)   (518,852)

   Sales, maturities and calls                                  366,836     490,973

Investment securities held to maturity

   Maturities                                                        21          31

Net (increase) decrease in loans                                   (557)      4,582

Acquisition of premises and equipment                               (33)        (23)
                                                              ---------   ---------
Net cash (used in) investing activities                         (41,369)    (23,289)
                                                              ---------   ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            For The Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                  2004      2003
                                                                -------   --------
      Cash flows from financing activities:

Net (decrease) in non interest bearing deposits                     (51)      (392)

Net increase in interest bearing deposits                        18,315     42,304

Increase (decrease) in securities sold under agreements          15,085    (10,520)
   to repurchase

Proceeds from long term debt                                      1,947      5,000

Repayment of long term debt                                          --     (2,520)

Proceeds from exercise of common stock options                       65         --

Acquisition of treasury stock                                       (69)      (978)
                                                                -------   --------
Net cash provided by financing activities                        35,292     32,894
                                                                -------   --------
   Net (decrease) increase in cash                               (3,452)    10,764

   Cash - beginning of period                                     9,310      6,310
                                                                -------   --------
   Cash - end of period                                         $ 5,858   $ 17,074
                                                                =======   ========

Supplemental disclosures of cash flow information:

   Cash used to pay interest                                    $ 3,774   $  3,491

   Cash used to pay taxes, net of refunds                       $   945   $    399

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2004 and 2003

NOTE 1. General

     Berkshire Bancorp Inc. ("Berkshire" or the "Company" or "we" and similar pronouns), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

     The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank and Greater American Finance Group, Inc.

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2003 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and December 31, 2003 and the consolidated results of its operations for the three month periods ended March 31, 2004 and 2003, and its consolidated stockholders' equity for the three month period ended March 31, 2004, and its consolidated cash flows for the three month periods ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

                                                         For The Three Months Ended
                                 ---------------------------------------------------------------------------
                                            March 31, 2004                         March 31, 2003
                                 ------------------------------------   ------------------------------------
                                                                Per                                    Per
                                    Income         Shares       share      Income         Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share

   Net income available to
      common stockholders           $1,951         2,208       $ .88       $1,742         2,221        $.78

Effect of dilutive securities
   Options                              --            73        (.03)          --            21          --
                                    ------         -----       -----       ------         -----        ----

Diluted earnings per share

   Net income available to
      common stockholders plus
      assumed conversions           $1,951         2,281       $ .85       $1,742         2,242        $.78
                                    ======         =====       =====       ======         =====        ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 2. - (continued)

     Options to purchase 40,375 shares of common stock for $38.00 per share were outstanding during the three month periods ended March 31, 2003. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE 3. Investment Securities

     The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2004 and December 31, 2003:

                                          March 31, 2004
                           -------------------------------------------
                                          Gross        Gross
                           Amortized   unrealized   unrealized    Fair
                              Cost        gains        losses    value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies      $690         $4          $(1)       $693
                              ----         --          ---        ----
   Totals                     $690         $4          $(1)       $693
                              ====         ==          ===        ====

                                        December 31, 2003
                           -------------------------------------------
                                          Gross        Gross
                           Amortized   unrealized   unrealized    Fair
                              Cost        gains       losses     value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies      $711         $4          $--        $715
                              ----         --          ---        ----
   Totals                     $711         $4          $--        $715
                              ====         ==          ===        ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)

                                              March 31, 2004
                             ----------------------------------------------
                                            Gross        Gross
                             Amortized   unrealized   unrealized     Fair
                                Cost        gains        losses      value
                             ---------   ----------   ----------   --------
                                              (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes       $ 14,975     $   31      $    --     $ 15,006
U.S. Government Agencies       479,398      2,212         (675)     480,935
Mortgage-backed securities     101,775      3,707         (260)     105,222
Corporate notes                  1,571        409         (123)       1,857
Municipal Securities             1,609        163           --        1,772
Marketable equity
   securities and other          8,609        246          (83)       8,772
                              --------     ------      -------     --------
   Totals                     $607,937     $6,768      $(1,141)    $613,564
                              ========     ======      =======     ========

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
                              ========     ======      =======     ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                     March 31, 2004    December 31, 2003
                                    ----------------   -----------------
                                                % of                % of
                                     Amount    Total     Amount    Total
                                    --------   -----    --------   -----
                                           (Dollars in thousands)
Commercial and professional loans   $ 18,669     6.3%   $ 22,228     7.5%
Secured by real estate
   1-4 family                        166,198    56.1     169,589    57.4
   Multi family                        6,277     2.2       6,608     2.2
   Non-residential (commercial)       99,646    33.6      94,956    32.1
Consumer                               5,402     1.8       2,239     0.8
                                    --------   -----    --------   -----
Total loans                          296,192   100.0%    295,620   100.0%
                                               =====               =====
Deferred loan fees                      (856)               (864)
Allowance for loan losses             (2,661)             (2,593)
                                    --------            --------
Loans, net                          $292,675            $292,163
                                    ========            ========

NOTE 5. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                         March 31, 2004      December 31, 2003
                       ------------------   ------------------
                        Average   Average    Average   Average
                        Amount     Yield     Amount     Yield
                       --------   -------   --------   -------
                                (Dollars in thousands)
Demand deposits        $ 37,199      --     $ 32,592      --
NOW and money market     49,523    0.75%      58,723    1.02%
Savings deposits        209,672    1.54      143,094    1.95
Time deposits           320,081    1.95      333,112    2.26
                       --------    ----     --------    ----
Total deposits         $616,475    1.60%    $567,521    1.78%
                       ========    ====     ========    ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                        For The Three Months Ended
                                -------------------------------------------------------------------------
                                           March 31, 2004                        March 31, 2003
                                -----------------------------------   -----------------------------------
                                                Tax                                   Tax
                                Before tax   (expense)   Net of tax   Before tax   (expense)   Net of tax
                                  amount      benefit      Amount       amount      benefit      amount
                                ----------   ---------   ----------   ----------   ---------   ----------
                                                             (In thousands)
Unrealized (losses)
   gains on investment
   securities:

   Unrealized holding
      gains (losses) arising
      during period               $4,440      $(1,739)     $2,589       $(291)       $ 117       $(174)

   Less reclassification
      adjustment for (losses)
      gains realized in
      net income                      93          (37)         56         628         (251)        377
                                  ------      -------      ------       -----        -----       -----
Other comprehensive
   (loss) income, net             $4,347      $(1,702)     $2,645       $(919)       $ 368       $(551)
                                  ======      =======      ======       =====        =====       =====

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

                                                      For The
                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                   2004     2003
                                                  ------   ------
                                                  (In thousands,
                                                     except per
                                                   share amounts)
Net income                        As Reported:    $1,951   $1,742

Less: Stock based compensation
   costs determined under fair
   value methods for all awards
                                                      --      (32)
                                                  ------   ------
                                  Pro Forma:      $1,951   $1,710
                                                  ======   ======

Basic earnings per share          As Reported:    $  .88   $  .78
                                  Pro Forma:         .88      .77

Diluted earnings per share        As Reported:    $  .85   $  .78
                                  Pro Forma:         .85      .76

     The Company did not grant options during the three months ended March 31, 2004 and 2003.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. - (continued)

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Note 8. Employee Benefit Plans

     The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R). See Note 9, Employers' Disclosure About Pensions and Other Postretirement Benefits, below.

                                       For The
                                  Three Months Ended
                                      March 31,
                                 -------------------
                                   2004       2003
                                 --------   --------
Service cost                     $ 56,000   $ 48,791
Interest cost                      28,750     26,803
Expected return on plan assets    (37,500)   (30,871)
Amortization and Deferral:
   Transition amount                   --         --
   Prior service cost               4,500      4,593
   (Gain)/loss                      3,000      6,210
Net periodic pension cost          54,750     55,526

     During the fiscal year ending December 31, 2004, we expect to contribute approximately $110,000 to the Plan. We are, however, evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We did not make any contributions, required or otherwise, to the Plan in the three months ended March 31, 2004.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 9. New Accounting Pronouncements

Loan Commitments Accounted for as Derivative Instruments

     The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to per share amounts refer to diluted shares. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

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

     With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2003, the Company completed its transitional testing, which determined that no impairment write-offs were necessary.

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

                                                    For The Three Months Ended March 31,
                                    ---------------------------------------------------------------------
                                                   2004                                2003
                                    ---------------------------------   ---------------------------------
                                                Interest                            Interest
                                     Average      and        Average     Average      and        Average
                                     Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $293,441     $4,849       6.61%     $274,929     $4,757       6.92%
Investment securities                589,961      4,786       3.24       389,726      3,610       3.71
Other (2)(5)                           2,081          3       0.58         6,100         11       0.72
                                    --------     ------       ----      --------     ------       ----
Total interest-earning assets        885,483      9,638       4.35       670,755      8,378       5.00
                                                              ----                                ----
Noninterest-earning assets            37,710                              36,464
                                    --------                            --------
Total Assets                        $923,193                            $707,219
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            259,195        898       1.39%      144,683        472       1.30%
Time deposits                        320,081      1,557       1.95       317,443      2,110       2.66
Other borrowings                     194,709      1,265       2.60       106,232        806       3.03
                                    --------     ------       ----      --------     ------       ----
Total interest-bearing
   liabilities                       773,985      3,720       1.92       568,357      3,388       2.38
                                                 ------       ----                   ------       ----

Demand deposits                       37,199                              30,911
Noninterest-bearing liabilities        7,348                               8,366
Stockholders' equity (5)             104,661                              99,585
                                    --------                            --------

Total liabilities and
   stockholders' equity             $923,193                            $707,219
                                    ========                            ========

Net interest income                               5,918                               4,990
                                                 ======                              ======

Interest-rate spread (3)                                      2.43%                               2.62%
                                                              ====                                ====

Net interest margin (4)                                       2.67%                               2.98%
                                                              ====                                ====

Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.14                                1.18
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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank"). The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties. We opened two new branches in Brooklyn, New York in April and June of 2003.

Net Income. Net income for the three-month period ended March 31, 2004 was $1.95 million, or $.85 per share, as compared to $1.74 million, or $.78 per share, for the three-month period ended March 31, 2003. Our net income is largely dependent on interest rate levels, demand for our loan and deposit products and the strategies we employ to manage the interest rate risk and other risks inherent in the banking business. From June 2003 to date, interest rates, as measured by the prime rate, have remained at 4.0%, declining 25 basis points since March 31, 2003.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, typically deposits and borrowings.

     For the quarter ended March 31, 2004, net interest income increased by $928,000, or 18.60%, to $5.92 million from $4.99 million for the quarter ended March 31, 2003. The quarter over quarter increase in net interest income was the result of the 32.01% growth in average interest-earning assets to $885.48 million in 2004 from $670.76 million in 2003 and the 20.34% increase in average non interest-bearing demand deposits to $37.20 million from $30.91 million. These two factors were partially offset by the 36.18% increase in the average amount of interest-bearing liabilities to $773.99 million in 2004 from $568.36 million in 2003 and by difference between the yield on assets compared to the cost of liabilities.

     For the quarter ended March 31, 2004, the average yield on interest-earning assets declined by 65 basis points to 4.35% from 5.00% for the quarter ended March 31, 2003, whereas the average rates paid on interest-bearing liabilities declined by 46 basis points to 1.92% in 2004 from 2.38% in 2003. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which has a direct bearing on net interest income, eased by 19 basis points to 2.43% from 2.62%.

     With interest rates stabilized at historic lows, though a rate increase appears to be on the horizon, we expect to see minimal pressure on the Company's interest-rate spread and net interest income during the next several quarters. Investment securities in our portfolio that have been sold, matured or called by the issuer have been replaced with securities carrying somewhat lower yields and by design, shorter maturities to hedge against a rising interest rate environment. Rates paid on deposit accounts, particularly time deposits, are more likely to trend up rather than down for the remainder of the year.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 31 basis points to 2.67% in the first quarter of fiscal 2004 from 2.98% in the first quarter of fiscal 2003. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such borrowed funds, along with other available funds, in a prudent mix of loans and investment securities which provided an average yield of 6.61% and 3.24%, respectively, during the first three months of fiscal 2004 compared to an average yield of 6.92% and 3.71%, respectively during the comparable period in 2003.

     The average amounts of loans and investment securities increased by $18.51 million and $200.24 million, respectively, to $293.44 million and $589.96 million, respectively, in the quarter ended March 31, 2004, from $274.93 million and $389.73 million, respectively, in the quarter ended March 31, 2003. Total average interest-earning assets increased to $885.48 million in the 2004 quarter, yielding 4.35% on average, from $670.76 million in the 2003 quarter, yielding 5.00% on average, a decline of 65 basis points.

     The average amounts of interest bearing deposits and time deposits increased by $114.51 million and $2.64 million, respectively, to $259.20 million and $320.08 million, respectively, during the quarter ended March 31, 2004 from $144.68 million and $317.44 million, respectively, during the quarter ended March 31, 2003. Borrowed funds increased by $88.48 million to $194.71 million in the 2004 quarter from $106.23 million in the 2003 quarter. Total average interest-bearing liabilities increased by $205.63 million to $773.99 million in the 2004 quarter from $568.36 million in the 2003 quarter. The average rates paid on such amounts decreased to 1.92% in 2004 from 2.38% in 2003, a decline of 46 basis points.

Interest Income. Total interest income for the quarter ended March 31, 2004 increased by $1.26 million, or 15.04%, to $9.64 million from $8.38 million for the quarter ended March 31, 2003. The increase was the result of a 32.01% increase in the average amount of total interest-earning assets to $885.48 million in the 2004 quarter from $670.76 million in 2003 quarter, partially offset by the 13.0% decrease in the average yield earned of such amounts. Loans and investment securities contributed $4.85 million and $4.79 million, respectively, to interest income during the first three months of fiscal year 2004, compared to $4.76 million and $3.61 million, respectively, for the comparable period in fiscal year 2003.

Interest Expense. Total interest expense for the quarter ended March 31, 2004 increased by $332,000 to $3.72 million from $3.39 million for the quarter ended March 31, 2003. The increase in interest expense was due primarily to higher average balances of interest bearing deposits, time deposits and other borrowings during the 2004 fiscal quarter, partially offset by the 19.33% decrease in the average rates paid on total interest-bearing balances during the 2004 fiscal quarter from the 2003 fiscal quarter. If interest rates increase over the next several months, we expect competitive pressure in our markets will push up the rates paid on interest bearing deposits and time deposits, resulting in an increase in interest expense.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2004, total non-interest income decreased by $574,000, to $418,000 from $992,000 for the three months ended March 31, 2003. The decrease is largely due to the $535,000 decrease in gains on sales of investment securities.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2004 was $2.96 million compared to $2.71 million for the three months ended March 31, 2003. The $250,000 increase was primarily due to costs associated with the expansion of our business.

Provision for Income Tax. We recorded income tax expense of $1.38 million and $1.42 million for the three-month periods ended March 31, 2004 and 2003, respectively. The tax provisions for federal, state and local taxes represent effective tax rates of 41.39% and 44.96%, respectively.

Common Stock Repurchases

     On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 150,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 650,000 shares of Common Stock to 800,000 shares of Common Stock. Since 1990 through December 31, 2003, the Company has purchased a total of 614,882 shares of its Common Stock. At March 31, 2004, there were 183,697 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.

Fiscal Year 2004

           Number of   Average Price
             Shares       Paid Per
           Purchased       Share
           ---------   -------------
January      1,421         $49.00
February        --             --
March           --             --

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                              Berkshire Bancorp Inc.
                                                 Interest Rate Sensitivity Gap at March 31, 2004
                                                      (in thousands, except for percentages)
                                              ----------------------------------------------------
                                              3 Months   3 Through   1 Through     Over
                                               or Less   12 Months    3 Years    3 Years    Total
                                              --------   ---------   ---------   -------   -------
Interest bearing deposits in banks                 359         --          --         --    359.00
                                     (Rate)       0.28%                                       0.28%
Loans (1)(2)
Adjustable rate loans                           46,484     18,347      10,038     15,575    90,444
                                     (Rate)       5.60%      4.34%       6.65%      6.94%     5.69%
Fixed rate loans                                 1,419      8,447      10,601    185,281   205,748
                                     (Rate)       7.19%      7.90%       6.71%      6.42%     6.50%
                                              --------   --------    --------    -------   -------
Total loans                                     47,903     26,794      20,639    200,856   296,192
Investments (3)(4)                             205,610     88,487      78,189    241,968   614,254
                                     (Rate)       3.71%      4.88%       3.10%      4.13%     3.97%
                                              --------   --------    --------    -------   -------
Total rate-sensitive assets                    253,872    115,281      98,828    442,824   910,805
                                              --------   --------    --------    -------   -------
Deposit accounts (5)
Savings and NOW                                228,906         --          --         --   228,906
                                     (Rate)       1.48%                                       1.45%
Money market                                    27,290         --          --         --    27,290
                                     (Rate)       0.82%                                       0.84%
Time Deposits                                  117,586    183,699      24,676      1,991   327,952
                                     (Rate)       1.79%      1.93%       2.45%      1.98%     1.97%
                                              --------   --------    --------    -------   -------
Total deposit accounts                         373,782    183,699      24,676      1,991   584,148
Repurchase Agreements                           57,515     33,961      35,000      3,000   129,476
                                     (Rate)       1.09%      1.34%       2.77%      3.52%     1.67%
Other borrowings                                                       23,866     55,826    79,692
                                     (Rate)           %                  3.59%      3.86%     3.84%
                                              --------   --------    --------    -------   -------

Total rate-sensitive liabilities               431,297    217,660      83,542     60,817   793,316
                                              --------   --------    --------    -------   -------

Interest rate caps                              30,000    (10,000)               (20,000)
Gap (repricing differences)                   (207,425)   (92,379)     15,286    362,007    77,489
                                              ========   ========    ========    =======   =======
Cumulative Gap                                (207,425)  (299,804)   (284,518)    77,489
                                              ========   ========    ========    =======
Cumulative Gap to Total Rate
   Sensitive Assets                             (22.77)%   (32.92)%    (31.24)%     8.51%
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

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of March 31, 2004.

     For the three months ended March 31, 2004, we did not charge-off any loans and we recovered loans totaling $23,000, which amount was returned to the provision for loan loss reserves. For the three months ended March 31, 2003, we charged-off $1,000 of loans and recovered $2,000.

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

     The allowance based on historical trends uses charge-off experience of the Company to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses which is based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances, which are subject to guarantees, by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

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

     At March 31, 2004 and 2003, we had a total of $328,000 and $109,000, respectively, of non-accrual loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $295.34 million from $272.30 million, the provision for the three months ended March 31, 2004 was increased to $2.66 million from $2.42 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                         Three Months Ended
                                             March 31,
                                        -------------------
                                          2004       2003
                                        --------   --------
Average loans outstanding               $293,441   $274,929
                                        ========   ========
Allowance at beginning of period           2,593      2,315
Charge-offs:
   Commercial and other loans                 --          1
                                        --------   --------
   Total loans charged-off                    --          1
                                        --------   --------
Recoveries:
   Commercial and other loans                 23          2
                                        --------   --------
   Total loans recovered                      23          2
                                        --------   --------
   Net (charge-offs) recoveries               23          1
                                        --------   --------
Provision for loan losses
   charged to operating expenses              45        105
                                        --------   --------
Allowance at end of period              $  2,661   $  2,421
                                        --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding             0.00%      0.00%
                                        ========   ========
Allowance as a percent of total loans       0.90%      0.89%
                                        ========   ========
Total loans at end of period            $295,336   $272,298
                                        ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2004, we had total gross loans of $296.19 million, deferred loan fees of $856,000 and an allowance for loan losses of $2.66 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three-month period ended March 31, 2004, the Bank sold approximately $3.63 million of such loans and recorded in other income a gain of $62,000 on such sales.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                     March 31,   December 31,
                                       2004          2003
                                     ---------   ------------
                                       Amount       Amount
                                      --------     --------
                                          (in thousands)
Commercial and professional loans     $ 18,669     $ 22,228
Secured by real estate
      1-4 family                       166,198      169,589
      Multi family                       6,277        6,608
      Non-residential (commercial)      99,646       94,956
Consumer                                 5,402        2,239
                                      --------     --------
Total loans                            296,192      295,620
Less:
   Deferred loan fees                     (856)        (864)
   Allowance for loan losses            (2,661)      (2,593)
                                      --------     --------
Loans, net                            $292,675     $292,163
                                      ========     ========

     It is the Bank's polcy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At March 31, 2004 and 2003, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2004 and December 31, 2003 (dollars in thousands):

                                                                                 To be well
                                                                             capitalized under
                                                          For capital        prompt corrective
                                           Actual      adequacy purposes     action provisions
                                           ------   ----------------------   -----------------
                                           Amount   Ratio   Amount   Ratio     Amount    Ratio
                                           ------   -----   ------   -----     ------   ------
March 31, 2004
Total Capital (to Risk-Weighted Assets)
   Company                                 88,774   25.4%   25,503   >=8.0%        --      N/A
   Bank                                    62,727   18.9%   26,616   >=8.0%    33,270   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 86,113   24.6%   12,752   >=4.0%        --      N/A
   Bank                                    60,066   18.1%   13,308   >=4.0%    19,962    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 86,113    9.3%   36,186   >=4.0%        --      N/A
   Bank                                    60,066    6.6%   36,244   >=4.0%    45,305    >=5.0%

                                                                                   To be well
                                                                               capitalized under
                                                           For capital         prompt corrective
                                            Actual      adequacy purposes      action provisions
                                           -------   -----------------------   -----------------
                                            Amount   Ratio    Amount   Ratio     Amount    Ratio
                                           -------   -----   -------   -----     ------   ------
December 31, 2003
Total Capital (to Risk-Weighted Assets)
   Company                                 $86,759   26.1%   $26,630   >=8.0%        --     N/A
   Bank                                     60,675   19.1%    25,417   >=8.0%    31,772   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  84,166   25.3%    13,315   >=4.0%        --     N/A
   Bank                                     58,082   18.3%    12,709   >=4.0%    19,063    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  84,166   10.7%    31,410   >=4.0%        --     N/A
   Bank                                     58,082    7.0%    33,391   >=4.0%    41,739    >=5.0%

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

     For the Company, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by the Company's Board of Directors. The ability of the Company to fund its operations and to pay dividends is not dependent upon the receipt of dividends from the Bank. At March 31, 2004, the Company had cash and cash equivalents of $10.64 million and investment securities available for sale of $4.80 million.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

     At March 31, 2004, the Company had outstanding commitments of approximately $46.08 million. These commitments include $17.87 million that mature or renew within one year, $6.13 million that mature or renew after one year and within three years, $20.09 million that mature or renew after three years and within five years and $1.20 million that mature or renew after five years.

     The Company currently does not have any unconsolidated subsidiaries or special purpose entities.

Impact of Inflation and Changing Prices

     The Company's financial statements measure financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. The assets and liabilities of the Company are largely monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the price of goods and services. However, in general, high inflation rates are accompanied by higher interest rates, and vice versa.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Control. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO").

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

     In accordance with SEC requirements, the CEO/CFO notes that, except as described in the following paragraph, during the fiscal quarter ended March 31, 2004, no changes in internal controls have occurred that have materially affected Internal Control.

     During the fiscal quarter ended March 31, 2004, in response to certain concerns raised by the Company's external auditors, Grant Thornton LLP, the Company, upon the recommendation of a Special Committee of the Audit Committee of the Board of Directors, adopted and began to implement a Remedial Action Plan for accounting and financial reporting that was designed to improve the Company's internal control over financial reporting. See Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for details relating to the Remedial Action Plan.

PART II. OTHER INFORMATION

Item 5. Other Information

a. The following supersedes the information set forth in the Company's Proxy Statement dated April 26, 2004 relating to its Annual Meeting of Stockholders to be held on May 18, 2004 with respect to submission of stockholder proposals for the Company's 2005 Annual Meeting of Stockholders.

     A stockholder proposal that complies with all of the applicable requirements under Rule 14a-8 of the Securities Exchange Act of 1934 and any other applicable regulation or statute must be received by the Company on or prior to December 27, 2004 at the address of the Company set forth on the first page of this Proxy Statement in order to be eligible for inclusion in the Company's proxy statement for the 2005 Annual Meeting of Stockholders. Any such proposal should be directed to the Secretary or Assistant Secretary of the Company.

     In accordance with Rules 14a-4(c) and 14a-5(e) promulgated under the Exchange Act, the Company hereby notifies its stockholders that it did not receive notice of any proposed matter to be submitted for stockholder vote at the Annual Meeting and, therefore, any proxies received in respect of the Annual Meeting will be voted in the discretion of the Company's management on any other matters which may properly come before the Annual Meeting. The Company further notifies its stockholders that if the Company does not receive notice by March 14, 2005 of a proposed matter to be submitted by a stockholder for stockholders vote at the 2005 Annual Meeting of Stockholders, then any proxies held by persons designated as proxies by the Company's Board of Directors in respect of such Annual Meeting may be voted at the discretion of such persons on such matter if it shall properly come before such Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

b.   Reports on Form 8-K
     None

Exhibit
Number    Description
-------   -----------
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

                                            BERKSHIRE BANCORP INC.
                                                 (Registrant)


Date: May 10, 2004                      By: /s/ Steven Rosenberg
                                            ------------------------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
 Number   Description                                                Page Number
-------   -----------                                                -----------
  31      Certification of Principal Executive and Financial             31
          Officer pursuant to Section 302 Of The Sarbanes-Oxley
          Act of 2002.

  32      Certification of Principal Executive and Financial             32
          Officer pursuant to Section 906 Of The Sarbanes-Oxley
          Act of 2002.

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal sign shall be expressed as..........................>=