Form 10-Q
period 2004-06-30
BERKSHIRE BANCORP INC /DE/
filed 2004-08-12
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

As of August 10, 2004, there were 6,681,743 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
     PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2004 (unaudited)
          and December 31, 2003                                             4

          Consolidated Statements of Income For The Three and
          Six Months Ended June 30, 2004 and 2003 (unaudited)               5

          Consolidated Statement of Stockholders' Equity For The
          Six Months Ended June 30, 2004 (unaudited)                        6

          Consolidated Statements of Cash Flows For The
          Six Months Ended June 30, 2004 (unaudited)                        7

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        24

Item 4.   Controls and Procedures                                          31

     PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              31

Item 6.   Exhibits and Reports on Form 8-K                                 32

Signature                                                                  33

Index of Exhibits                                                          34

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                 June 30,   December 31,
                                                   2004         2003
                                                 --------   ------------
ASSETS
Cash and due from banks                          $ 10,078     $  7,478
Interest bearing deposits                             273        1,832
Federal funds sold                                 10,000           --
                                                 --------     --------
Total cash and cash equivalents                    20,351        9,310
Investment Securities:
   Available-for-sale                             617,844      569,137
   Held-to-maturity                                   661          711
                                                 --------     --------
Total investment securities                       618,505      569,848
Loans, net of unearned income                     293,282      294,756
   Less: allowance for loan losses                 (2,709)      (2,593)
                                                 --------     --------
Net loans                                         290,573      292,163
Accrued interest receivable                         6,125        5,298
Premises and equipment, net                         8,572        8,665
Other assets                                        7,714        1,836
Goodwill, net                                      18,549       18,549
                                                 --------     --------
Total assets                                     $970,389     $905,669
                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                          $ 38,451     $ 38,422
   Interest bearing                               579,291      565,833
                                                 --------     --------
Total deposits                                    617,742      604,255
Securities sold under agreements to repurchase    144,221      114,391
Long term borrowings                               86,245       77,745
Subordinated debt                                  15,464           --
Accrued interest payable                            2,516        2,208
Other liabilities                                   3,488        3,580
                                                 --------     --------
Total liabilities                                 869,676      802,179
                                                 --------     --------
Stockholders' equity
   Preferred stock - $.10 Par value:
      2,000,000 shares authorized - none issued        --           --
   Common stock - $.10 par value
      Authorized -- 10,000,000 shares
      Issued -- 7,698,285 shares
      Outstanding --
         June 30, 2004, 6,652,455 shares
         December 31, 2003, 6,614,094 shares          770          256
Additional paid-in capital                         89,640       89,866
Retained earnings                                  25,316       22,960
Accumulated other comprehensive
   income (loss), net                              (4,987)         775
   Common stock in treasury - at cost:
   June 30, 2004, 1,045,830 shares
   December 31, 2003, 1,084,191 shares            (10,026)     (10,367)
                                                 --------     --------
Total stockholders' equity                        100,713      103,490
                                                 --------     --------
                                                 $970,389     $905,669
                                                 ========     ========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                          For The             For The
                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                    ------------------   -----------------
                                       2004     2003       2004      2003
                                      ------   ------    -------   -------
INTEREST INCOME
Loans                                 $4,596   $4,707    $ 9,445   $ 9,464
Investment securities                  5,021    3,758      9,807     7,368
Federal funds sold and
   interest bearing deposits               9       15         12        26
                                      ------   ------    -------   -------
Total interest income                  9,626    8,480     19,264    16,858
                                      ------   ------    -------   -------
INTEREST EXPENSE
Deposits                               2,391    2,613      4,846     5,195
Short-term borrowings                    582      127      1,079       276
Long-term borrowings                     823      655      1,591     1,312
                                      ------   ------    -------   -------
Total interest expense                 3,796    3,395      7,516     6,783
                                      ------   ------    -------   -------
Net interest income                    5,830    5,085     11,748    10,075
PROVISION FOR LOAN LOSSES                 45       45         90       150
                                      ------   ------    -------   -------
Net interest income after
   provision for loan losses           5,785    5,040     11,658     9,925
                                      ------   ------    -------   -------
NON-INTEREST INCOME
Service charges on deposits              114      137        241       355
Investment securities gains               49    1,491        142     2,119
Other income                              88      168        286       314
                                      ------   ------    -------   -------
Total non-interest income                251    1,796        669     2,788
                                      ------   ------    -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits         1,528    1,395      3,195     2,726
Net occupancy expense                    402      425        676       830
Equipment expense                         82      102        168       211
FDIC assessment                           24       19         46        38
Data processing expense                   46       54         78       113
Other                                  1,090      732      1,971     1,521
                                      ------   ------    -------   -------
Total non-interest expense             3,172    2,727      6,134     5,439
                                      ------   ------    -------   -------
Income before provision for taxes      2,864    4,109      6,193     7,274
Provision for income taxes             1,383    1,801      2,761     3,224
                                      ------   ------    -------   -------
Net income                            $1,481   $2,308    $ 3,432   $ 4,050
                                      ======   ======    =======   =======
Net income per share:
   Basic                              $  .22   $  .35    $   .52   $   .61
                                      ======   ======    =======   =======
   Diluted                            $  .22   $  .34    $   .50   $   .60
                                      ======   ======    =======   =======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For The Six Months Ended June 30, 2004
                                 (In Thousands)

                                                               Accumulated
                                           Stock  Additional      other                                             Total
                                   Common   Par     paid-in   comprehensive  Retained  Treasury  Comprehensive  stockholders'
                                   Shares  value    capital    income, net   earnings    stock        loss         equity
                                   ------  -----  ----------  -------------  --------  --------  -------------  -------------
Balance at December 31, 2003        2,566  $ 256    $89,866      $   775      $22,960  $(10,367)                   $103,490

Net income                                                                      3,432                 3,432           3,432
Exercise of stock options                                 7                                 410                         417
Acquisition of treasury shares                                                              (69)                        (69)
Effect of reverse one-for-ten
   stock split                     (2,309)  (230)      (233)                                                           (463)
Effect of thirty-for-one
   stock dividend                   7,441    744                                 (744)
Other comprehensive income net
   of reclassification adjustment
   and taxes                                                      (5,762)                            (5,762)         (5,762)
                                                                                                    -------
Comprehensive loss                                                                                  $(2,330)
                                                                                                    =======
Cash dividends                                                                   (332)                                 (332)

                                   ------  -----    -------      -------      -------  --------                    --------
Balance at June 30, 2004
   (Unaudited)                      7,698  $ 770    $89,640      $(4,987)     $25,316  $(10,026)                   $100,713
                                           =====    =======      =======      =======  ========                    ========

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2004         2003
                                                        ---------   -----------
   Cash flows from operating activities:
Net income                                              $   3,432   $     3,689
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
Realized gain on investment securities                       (142)       (2,119)
Net amortization of premiums of investment securities       1,698           633
Depreciation and amortization                                 286           325
Provision for loan losses                                      90           150

(Increase) in accrued interest receivable                    (827)         (548)
(Increase) decrease in other assets                        (5,878)          149
Increase (decrease) in accrued interest payable
   and other liabilities                                      216          (498)
                                                        ---------   -----------
Net cash provided by (used in) operating activities        (1,125)        1,781
                                                        ---------   -----------

   Cash flows from investing activities:
Investment securities available for sale
   Purchases                                             (655,272)   (1,208,382)
   Sales, maturities and calls                            599,255     1,117,982
Investment securities held to maturity
   Maturities                                                  42            67
Net decrease in loans                                       1,500         4,135
Purchase of premises and equipment                           (193)         (238)
                                                        ---------   -----------
Net cash (used in) investing activities                   (54,668)      (86,436)
                                                        ---------   -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                              2004      2003
                                                            -------   -------
   Cash flows from financing activities:
Net increase in non interest bearing deposits                    29     1,378
Net increase in interest bearing deposits                    13,458    78,246
Increase in securities sold under
   agreements to repurchase                                  29,830     8,621
Proceeds from long term debt                                 17,673     5,000
Repayment of long term debt                                  (8,500)   (4,794)
Proceeds from issuance of subordinated debentures            14,791        --
Acquisition of treasury stock                                   (69)     (978)
Proceeds from exercise of common stock options                  417        13
Cash paid for fractional shares                                (463)       --
Dividends paid                                                 (332)     (265)
                                                            -------   -------
Net cash provided by financing activities                    66,834    87,221
                                                            -------   -------

   Net increase in cash                                      11,041     2,566
   Cash - beginning of period                                 9,310     6,310
                                                            -------   -------
   Cash - end of period                                     $20,351   $ 8,876
                                                            =======   =======

Supplemental disclosure of cash flow information:
   Cash used to pay interest                                $ 7,208   $ 6,980
   Cash used to pay taxes, net of refunds                   $ 7,397   $ 2,512

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2004 and 2003

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2004 and December 31, 2003 and the consolidated results of our operations for the three and six month periods ended June 30, 2004 and 2003, and our consolidated stockholders' equity for the six month period ended June 30, 2004, and our consolidated cash flows for the six month periods ended June 30, 2004 and 2003. As discussed in Note 2 below, all weighted average share and per share information in 2003 has been retroactively restated.

NOTE 2. Stock Split and Stock Dividend

     At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a 3,000% stock dividend in Common Stock (the "Stock Dividend) which became effective immediately. The Company paid out approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

NOTE 3. Trust Preferred Securities

          As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus a margin of 2.70%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)

     Based on current interpretations of the banking regulators, the Debentures qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance. The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI under the preferred capital securities sold by BCTI to investors.

     Management has determined that BCTI qualifies as a variable interest entity under FASB Interpretation 46 (FIN 46) Consolidation of Variable Interest Entities, as revised. BCTI issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Had the transaction occurred in 2003, BCTI would have been included in the Company's consolidated balance sheet and statements of income as of and for the fiscal year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which were to be applied to certain variable interest entities by March 31, 2004.

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company does not consolidate BCTI as of June 30, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of BCTI's expected residual returns. The deconsolidiation resulted in the Company's investment in the common stock of BCTI to be included in other assets as of June 30, 2004 and the corresponding increase in outstanding debt of $15.46 million. In addition, the income received on the Company's common stock investment in BCTI is included in other income. The adoption of FIN 46(R)) did not have a material impact on the financial position or results of operations of the Company. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2007; however, a three year transition period starting now and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

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

                                                          For The Three Months Ended
                                 ---------------------------------------------------------------------------
                                             June 30, 2004                          June 30, 2003
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income        Shares        share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                       (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $1,481         6,631        $.22       $2,308         6,624        $.35
Effect of dilutive securities
   Options                              --           201          --           --            84        (.01)
                                    ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $1,481         6,832        $.22       $2,308         6,708        $.34
                                    ======         =====        ====       ======         =====        ====

Options to purchase 121,125 shares of common stock for $12.67 per share were outstanding during the three month period ended June 30, 2003. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                                                           For The Six Months Ended
                                 ---------------------------------------------------------------------------
                                             June 30, 2004                          June 30, 2003
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income        Shares        share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                       (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $3,432         6,627        $.52       $4,050         6,645        $.61
Effect of dilutive securities
   Options                              --           210        (.02)          --            72        (.01)
                                    ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $3,432         6,837        $.50       $4,050         6,717        $.60
                                    ======         =====        ====       ======         =====        ====

     Options to purchase 121,125 shares of common stock for $12.67 per share were outstanding during the six month periods ended June 30, 2003. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Investment Securities

     The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2004 and December 31, 2003:

                                          June 30, 2004
                           -------------------------------------------
                                          Gross        Gross
                           Amortized   unrealized   unrealized    Fair
                              Cost        gains       losses     value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies      $661         $13         $(1)       $673
                              ----         ---         ---        ----
   Totals                     $661         $13         $(1)       $673
                              ====         ===         ===        ====

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
                              ====         ==           ===       ====

                                              June 30, 2004
                             ----------------------------------------------
                                            Gross        Gross
                             Amortized   unrealized   unrealized     Fair
                                Cost        gains       losses       value
                             ---------   ----------   ----------   --------
                                             (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes       $ 34,820     $   --      $  (242)    $ 34,578
U.S. Government Agencies       465,480         42       (8,856)     456,666
Mortgage-backed securities     109,756        743         (480)     110,019
Corporate notes                  5,756        544         (123)       6,177
Municipal Securities             1,596        162           --        1,758
Marketable equity
   securities and other          8,590        159         (103)       8,646
                              --------     ------      -------     --------
   Totals                     $625,998     $1,650      $(9,804)    $617,844
                              ========     ======      =======     ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. - (continued)

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
                                 ========     ======      =======     ========

NOTE 6. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                       June 30, 2004    December 31, 2003
                                     ----------------   -----------------
                                                 % of               % of
                                      Amount    Total    Amount     Total
                                     --------   -----   --------   ------
                                            (Dollars in thousands)
Commercial and professional loans    $ 17,320     5.9%  $ 22,228     7.5%
Secured by real estate
  1-4 family                          162,166    55.1    169,589    57.4
  Multi family                          9,714     3.3      6,608     2.2
  Non-residential (commercial)         99,402    33.8     94,956    32.1
Consumer                                5,484     1.9      2,239     0.8
                                     --------   -----   --------   -----
Total loans                           294,086   100.0%   295,620   100.0%
                                                =====              =====
Deferred loan fees                       (804)              (864)
Allowance for loan losses              (2,709)            (2,593)
                                     --------           --------
Loans, net                           $290,573           $292,163
                                     ========           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                          June 30, 2004      December 31, 2003
                       ------------------   ------------------
                        Average   Average    Average   Average
                        Amount     Yield     Amount     Yield
                       --------   -------   --------   -------
                                (Dollars in thousands)
Demand deposits        $ 37,302      --     $ 32,592      --
NOW and money market     48,339    0.74%      58,723    1.02%
Savings deposits        213,066    1.49      143,094    1.95
Time deposits           320,533    1.93      333,112    2.26
                       --------    ----     --------    ----
Total deposits         $619,239    1.56%    $567,521    1.78%
                       ========    ====     ========    ====

NOTE 8. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                        For The Six Months Ended
                               --------------------------------------------------------------------------
                                          June 30, 2004                          June 30, 2003
                               -----------------------------------   ------------------------------------
                                               Tax                                    Tax
                               Before tax   (expense)   Net of tax    Before tax   (expense)   Net of tax
                                 amount      benefit      Amount        amount      benefit      amount
                               ----------   ---------   ----------   -----------   ----------------------
                                                              (In thousands)
Unrealized gains (losses) on
   investment securities:
Unrealized holding gains
   (losses) arising during
   period                       $(9,745)     $3,898      $(5,847)       $2,420       $(968)      $1,452
Less reclassification
   adjustment for gains
   realized in net income           142         (57)          85         1,486        (594)         892
                                -------      ------      -------        ------       -----       ------
Other comprehensive
   income, net                  $(9,603)     $3,841      $(5,762)       $  934       $(374)      $  560
                                =======      ======      =======        ======       =====       ======

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

                                                                   For The
                                                              Three Months Ended
                                                                   June 30,
                                                            ---------------------
                                                                2004     2003
                                                               ------   ------
                                                            (In thousands, except
                                                              per share amounts)
Net income                                   As Reported:      $1,481   $2,308

Less: Stock based compensation costs
   determined under fair value methods for
   all awards                                                      --       --
                                                               ------   ------
                                             Pro Forma:        $1,481   $2,308
                                                               ======   ======

Basic earnings per share                     As Reported:      $  .22   $  .35
                                             Pro Forma:           .22      .35

Diluted earnings per share                   As Reported:      $  .22   $  .34
                                             Pro Forma:           .22      .34

                                                                   For The
                                                               Six Months Ended
                                                                   June 30,
                                                            ---------------------
                                                                2004     2003
                                                               ------   ------
                                                            (In thousands, except
                                                              per share amounts)
Net income                                   As Reported:      $3,432   $4,050

Less: Stock based compensation costs
   determined under fair value methods for
   all awards                                                      --       --
                                                               ------   ------
                                             Pro Forma:        $3,432   $4,050
                                                               ======   ======

Basic earnings per share                     As Reported:      $  .52   $  .61
                                             Pro Forma:           .50      .61

Diluted earnings per share                   As Reported:      $  .52   $  .60
                                             Pro Forma:           .50      .60

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 9. - (continued)

     The Company did not grant options during the three and six months ended June 30, 2004 and 2003.

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

NOTE 10. Employee Benefit Plans

     The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R). (The dollar amounts in the following table are not in thousands.)

                                       For The              For The
                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                 ------------------   ------------------
                                   2004      2003       2004      2003
                                 --------  --------   --------  --------
Service cost                     $ 62,640  $ 48,791   $118,640  $ 97,852
Interest cost                      30,750    26,803     59,500    53,606
Expected return on plan assets    (37,550)  (30,871)   (75,050)  (61,742)
Amortization and Deferral:
   Transition amount                   --        --         --        --
   Prior service cost               4,625     4,593      9,125     9,186
   (Gain)/loss                      5,350     6,210      8,350    12,420
Net periodic pension cost          65,815    55,526    120,565   111,052

     During the fiscal year ending December 31, 2004, we expect to contribute approximately $110,000 to the Plan. We are, however, evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We did not make any contributions, required or otherwise, to the Plan in the three and six months ended June 30, 2004.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 11. New Accounting Pronouncements

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

Other-Than-Temporary Impairment

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company is in the process of determining the impact that this EITF will have on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to per share amounts refer to diluted shares. References to per share amounts for the three and six months ended June 30, 2003 have been revised to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split in the form of a 3000% stock dividend which occurred on May 18, 2004 (see Note 2). References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in
Item 1 herein.

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

                                                      For The Three Months Ended June 30,
                                     ---------------------------------------------------------------------
                                                    2004                                2003
                                     ---------------------------------   ---------------------------------
                                                 Interest                            Interest
                                      Average      and        Average     Average      and        Average
                                      Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                     --------   ---------   ----------   --------   ---------   ----------
                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                            $293,528     $4,596       6.26%     $275,235     $4,707       6.84%
Investment securities                 625,862      5,021       3.21       422,479      3,758       3.56
Other (2)(5)                            3,151          9       1.14         4,670         15       1.28
                                     --------     ------       ----      --------     ------       ----
Total interest-earning assets         922,541      9,626       4.17       702,384      8,480       4.83
                                                               ----                                ----
Noninterest-earning assets             37,352                              37,508
                                     --------                            --------
Total Assets                          959,893                             739,892
                                     ========                            ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits             263,615        852       1.29%      180,669        636       1.41%
Time deposits                         320,985      1,539       1.92       321,928      1,977       2.46
Other borrowings                      225,964      1,405       2.49        99,295        782       3.15
                                     --------     ------       ----      --------     ------       ----
Total interest-bearing liabilities    810,654      3,796       1.87       601,892      3,395       2.26
                                                  ------       ----                   ------       ----
Demand deposits                        37,406                              29,826
Noninterest-bearing liabilities         7,078                               7,775
Stockholders' equity (5)              104,755                             100,399
                                     --------                            --------
Total liabilities and
   stockholders' equity               959,893                             739,892
                                     ========                            ========
Net interest income                                5,830                               5,085
                                                  ======                              ======
Interest-rate spread (3)                                       2.30%                               2.57%
                                                               ====                                ====
Net interest margin (4)                                        2.53%                               2.90%
                                                               ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                   1.14                                1.17
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                       For The Six Months Ended June 30,
                                     ---------------------------------------------------------------------
                                                    2004                                2003
                                     ---------------------------------   ---------------------------------
                                                 Interest                            Interest
                                      Average      and        Average     Average      and        Average
                                      Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                     --------   ---------   ----------   --------   ---------   ----------
                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                            $293,484    $ 9,445       6.44%     $275,090    $ 9,464       6.88%
Investment securities                 607,911      9,807       3.23       406,193      7,368       3.63
Other (2)(5)                            2,621         12       0.92         5,383         26       0.97
                                     --------    -------       ----      --------    -------       ----
Total interest-earning assets         904,016     19,264       4.26       686,666     16,858       4.91
                                                               ----                                ----
Noninterest-earning assets             37,527                              36,897
                                     --------                            --------
Total Assets                          941,543                             723,563
                                     ========                            ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits             261,404      1,749       1.34%      162,780      1,112       1.37%
Time deposits                         320,533      3,097       1.93       319,698      4,083       2.55
Other borrowings                      210,640      2,670       2.54       102,744      1,588       3.09
                                     --------    -------       ----      --------    -------       ----
Total interest-bearing liabilities    792,577      7,516       1.90       585,222      6,783       2.32
                                                 -------       ----                  -------       ----
Demand deposits                        37,302                              30,016
Noninterest-bearing liabilities         7,215                               8,454
Stockholders' equity (5)              104,449                              99,871
                                     --------                            --------

Total liabilities and
   stockholders' equity               941,543                             723,563
                                     ========                            ========
Net interest income                               11,748                              10,075
                                                 =======                             =======
Interest-rate spread (3)                                       2.36%                               2.59%
                                                               ====                                ====
Net interest margin (4)                                        2.60%                               2.93%
                                                               ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                   1.14                                1.17
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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank"). The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in New York State's Orange and Sullivan counties.

Net Income. Net income for the three-month period ended June 30, 2004 was $1.48 million, or $.22 per share, as compared to $2.31 million, or $.34 per share, for the three-month period ended June 30, 2003. Net income for the six-month period ended June 30, 2004 was $3.43 million, or $.50 per share, as compared to $4.05 million, or $.60 per share, for the six-month period ended June 30, 2003. The decline in net income in the three and six months of 2004 compared to the three and six months of 2003 is primarily due to the atypically large realized gains we recorded in our investment securities portfolio during the first six months of 2003.

     Our net income is largely dependent on interest rate levels, the demand for our loan and deposit products and the strategies we employ to manage the interest rate risks inherent in the banking business. From June 2003 through June 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. In July 2004, inflation fighting action taken by the Federal Reserve Board resulted in an increase in the prime rate to 4.25%, the first such increase in four years. During the next six months, we believe that the cost of attracting and retaining deposited funds will be an increasing expense in the highly competitive banking industry.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

     For the quarter ended June 30, 2004, net interest income increased by $745,000, or 14.65%, to $5.83 million from $5.09 million for the quarter ended June 30, 2003. The quarter over quarter increase in net interest income was the result of the 31.34% growth in average interest-earning assets to $922.54 million from $702.38 million, the difference between the yield on assets compared to the cost of liabilities, and the $7.58 million, or 25.41% increase in non interest-bearing demand deposits to $37.41 million from $29.83 million. Partially offsetting these factors was the 34.68% increase in average interest-bearing liabilities to $810.64 million in the 2004 quarter from $601.89 million in the 2003 quarter.

     For the quarter ended June 30, 2004, the average yield on the average balance of total interest-earning assets continued to trend lower, as it has for the past several years. The yield eased to 4.17% in the 2004 quarter from 4.83% in the 2003 quarter, a decline of 66 basis points or 13.66%. Following a similar trend, the average cost of the average balance of interest-bearing liabilities fell to 1.87% from 2.26%, a decline of 39 basis points, or 17.26%. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities, which has a direct impact on net interest income, eased by 27 basis points to 2.30% from 2.57%.

     For the six-month period ended June 30, 2004, net interest income increased by $1.67 million, or 16.61%, to $11.75 million from $10.08 million for the six-month period ended June 30, 2003. The period over period increase in net interest income was the result of the 31.65% growth in average interest-earning assets to $904.02 million in the 2004 period from $686.67 million in the 2003 period and the difference between the yield on assets compared to the cost of liabilities. In the first six months of 2004, the average yield on average balances of total interest-earning assets declined by 65 basis points, or 13.24%, to 4.26% from 4.91% in the first six months of 2003. The average cost of the average balance of interest-bearing liabilities declined by 42 basis points, or 18.10%, to 1.90% in the 2004 period from 2.32% in the 2003 period. The interest-rate spread eased by 23 basis points to 2.36% from 2.59%. The increase in net interest income in 2004 compared to 2003 was partially offset by the 35.43% growth in average interest-bearing liabilities to $792.58 million from $585.22 million.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 37 basis points to 2.53% in the second quarter of 2004 from 2.90% in the second quarter of 2003, and declined by 33 basis points to 2.60% in the six-month period of 2004 from 2.93% in the six-month period of 2003. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of loans and investment securities which provided an average yield of 4.17% and 4.26%, respectively, in the three and six months ended June 30, 2004, compared to 4.83% and 4.91%, respectively, in the three and six months ended June 30, 2003.

     For the three ended June 30, 2004, total average interest-earnings assets were $922.54 million compared to $702.38 million for the three months ended June 30, 2003. The average amounts of loans and investment securities increased by $18.29 million and $203.38 million, respectively, to $293.53 million and $625.86 million, respectively. The average yield on loans and investment securities declined to 6.26% and 3.21%, respectively, in the 2004 quarter from 6.84% and 3.56%, respectively, in the 2003 quarter.

     For the six months ended June 30, 2004, total average interest-earning assets were $904.02 million compared to $686.67 million for the six months ended June 30, 2003. The average amounts of loans and investment securities increased by $18.39 million and $201.72 million, respectively, to $293.48 million and $607.91 million, respectively. The average yield on loans and investment securities declined to 6.44% and 3.23%, respectively, during the first six months of 2004 from 6.88% and 3.63%, respectively, during the first six months of 2003.

Interest Income. Total interest income for the quarter ended June 30, 2004 increased by $1.15 million, or 13.51%, to $9.63 million from $8.48 million for the quarter ended June 30, 2003. The increase was due to higher average balances of loans and investments securities, offset by the declining yields on such interest-earning assets. The loan portfolio yielded 6.26% and contributed $4.60 million, or 47.75% of total interest income in the 2004 quarter, compared to a yield of 6.84% on loans in the year ago quarter and interest income of $4.71 million, or 55.51% of total interest income in the 2003 quarter. Investment securities yielded 3.21% and contributed $5.02 million, or 52.16% of total interest income in the 2004 quarter, compared to a yield of 3.56% on investment securities and interest income of $3.76 million, or 44.32% of total interest income in the 2003 quarter.

     Total interest income for the six-month period ended June 30, 2004 increased by $2.41 million, or 14.27%, to $19.26 million from $16.86 million for the six-month period ended June 30, 2003. The increase was due to higher average balances of loans and investments securities, offset by the declining yields on such interest-earning assets. The loan portfolio yielded 6.44% and contributed $9.45 million, or 49.03% of total interest income during the first six months of 2004, compared to a yield of 6.88% on loans in the year ago six months and interest income of $9.46 million, or 56.14% of total interest income. Investment securities yielded 3.23% and contributed $9.81 million, or 50.91% of total interest income during the six-month period ended June 30, 2004, compared to a yield of 3.63% on investment securities and interest income of $7.37 million, or 43.71% of total interest income during the six-month period ended June 30, 2003.

     Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have declined as a percentage of total average interest-earning assets. During the first six months of 2004, the average balances of the Company's loan portfolio and investment securities represented 32.46% and 67.24%, respectively, of total average interest-earning assets, compared to 40.06% and 59.15%, respectively, during the first six months of 2003.

Interest Expense. Total interest expense in the quarter ended June 30, 2004 increased by $401,000 to $3.80 million from $3.40 million in the quarter ended June 30, 2003. The increase is due to the increase in interest bearing deposits, which increased to $263.62 million in the 2004 quarter from $180.67 in the 2003 quarter, and the $126.67 million increase in borrowings to $225.96 million in the 2004 quarter from $99.30 million in the 2003 quarter. The average rate paid on total interest bearing liabilities, including time deposits, declined by 39 basis points to 1.87% from 2.26%.

     Total interest expense for the six-month period ended June 30, 2004 increased by $733,000, or 10.81%, to $7.52 million in the 2004 period from $6.78 million in the 2003 period. Total average interest-bearing liabilities increased by 35.43%, averaging $792.58 million and $585.22 million during the first six months of 2004 and 2003, respectively. The average cost of interest-bearing liabilities declined to 1.90% in 2004 from 2.32% in 2003. If interest rates rise, as is widely expected, our cost to attract and retain deposits and our cost of borrowed funds will increase as well.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2004, non-interest income decreased to $251,000 and $669,000, respectively, from $1.80 million and $2.79 million for the three and six months ended June 30, 2003, respectively. In 2003, we recorded three and six month gains of $1.49 million and $2.12 million, respectively, on the sales and issuer redemptions of investment securities. Such gains amounted to $49,000 and $142,000 in the three and six months ended June 30, 2004, respectively.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2004 was $3.17 million and $6.13 million, respectively, compared to $2.73 million and $5.44 million in the three and six month-periods ended June 30, 2003, respectively. In July 2004, we settled a cancelled lease for the Bank's former headquarters in an amount which was less than the full amount remaining on the lease. The Company recorded the remaining $175,000 to recognize the full settlement amount which was paid in August 2004. This additional amount was recorded in other non-interest expense for the three and six months ended June 30, 2004.

Provision for Income Tax. During the three and six-month periods ended June 30, 2004, the Company recorded income tax expense of $1.38 million and $2.76 million, respectively, compared to income tax expense of $1.80 million and $3.22 million, respectively, for the three and six-month periods ended June 30, 2003. The tax provisions for federal, state and local taxes recorded for the first six month of 2004 and 2003 represent effective tax rates of 44.58% and 44.32%, respectively.

Common Stock Repurchases

     On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2003, the Company has purchased a total of 1,844,646 shares of its Common Stock. At June 30, 2004, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.

Fiscal Year 2004

           Number of   Average Price
            Shares        Paid Per
           Purchased       Share
           ---------   -------------
January      4,263         $16.33
February        --             --
March           --             --
April           --             --
May             --             --
June            --             --

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

     As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $86.7 million at June 30, 2004, at fixed rates for a period of one to five years.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                       Berkshire Bancorp Inc.
                                          Interest Rate Sensitivity Gap at June 30, 2004
                                              (in thousands, except for percentages)
                                     -------------------------------------------------------
                                     3 Months    3 Through    1 Through     Over
                                      or Less    12 Months     3 Years     3 Years    Total
                                     --------    ---------    ---------    -------   -------
Federal funds sold                     10,000           --           --         --    10,000
                            (Rate)       1.31%                                          1.31
Interest bearing deposits in banks        273           --           --         --       273
                            (Rate)       0.28%                                          0.28%
Loans (1)(2)
Adjustable rate loans                  49,376       18,063        9,102     15,321    91,862
                            (Rate)       5.30%        4.52%        7.13%      6.90%     5.59%
Fixed rate loans                        3,804        5,933       13,053    179,434   202,224
                            (Rate)       8.54%        7.49%        6.61%      6.35%     6.44%
                                     --------     --------     --------    -------   -------
Total loans                            53,180       23,996       22,155    194,755   294,086
Investments (3)(4)                     90,522      101,044      156,478    270,461   618,505
                            (Rate)       4.39%        3.51%        2.85%      4.37%     3.85%
                                     --------     --------     --------    -------   -------
Total rate-sensitive assets           143,975      125,040      178,633    465,216   912,864
                                     --------     --------     --------    -------   -------
Deposit accounts (5)
Savings and NOW                       239,440           --           --         --   239,440
                            (Rate)       1.40%                                          1.40%
Money market                           25,532           --           --         --    25,532
                            (Rate)       0.65%                                          0.65%
Time Deposits                         127,363      155,794       29,095      2,067   314,319
                            (Rate)       1.79%        1.93%        2.46%      1.98%     1.92%
                                     --------     --------     --------    -------   -------
Total deposit accounts                392,335      155,794       29,095      2,067   579,291
Repurchase Agreements                  49,583       56,638       35,000      3,000   144,221
                            (Rate)       1.26%        1.50%        2.77%      3.52%     1.77%
Other borrowings                           --           --       38,193     63,516   101,709
                            (Rate)                                 3.65%      3.94%     3.83%
                                     --------     --------     --------    -------   -------
Total rate-sensitive liabilities      441,918      212,432      102,288     68,583   825,221
                                     --------     --------     --------    -------   -------
Interest rate caps                     25,000       (5,000)                (20,000)
Gap (repricing differences)          (322,943)     (82,392)      76,345    416,633    87,643
                                     ========     ========     ========    =======   =======

Cumulative Gap                       (322,943)    (405,335)    (328,990)    87,643
                                     ========     ========     ========    =======
Cumulative Gap to Total Rate
Sensitive Assets                       (35.38)%     (44.40)%     (36.04)%     9.60%
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

     The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans, which are classified as loss, are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of June 30, 2004.

     For the three and six months ended June 30, 2004, we charged-off loans of $1,000 and $1,000, respectively, and recovered loans of $4,000 and $27,000, respectively, which amounts were returned to the provision for loan loss reserves.

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

     At June 30, 2004 and 2003, we had a total of $450,000 and $277,000, respectively, of non accrual or non performing loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses and the year over year increase in total loans to $293.28 million from $272.12 million, the provision for the six months ended June 30, 2004 was increased to $2.71 million from $2.47 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        -------------------   -------------------
                                          2004       2003       2004       2003
                                        --------   --------   --------   --------
Average loans outstanding               $293,528   $275,235   $293,484   $275,090
                                        ========   ========   ========   ========
Allowance at beginning of period           2,661      2,421      2,593      2,315
Charge-offs:
   Commercial and other loans                  1          1          1          2
   Real estate loans                          --         --         --         --
                                        --------   --------   --------   --------
      Total loans charged-off                  1          1          1          2
                                        --------   --------   --------   --------
Recoveries:
   Commercial and other loans                  4          3         27          5
   Real estate loans                          --         --         --         --
                                        --------   --------   --------   --------
      Total loans recovered                    4          3         27          5
                                        --------   --------   --------   --------
      Net recoveries (charge-offs)             3          2         26          3
                                        --------   --------   --------   --------
Provision for loan losses
   charged to operating expenses              45         45         90        150
                                        --------   --------   --------   --------
Allowance at end of period                 2,709      2,468      2,709      2,468
                                        --------   --------   --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding             0.00%      0.00%      0.00%      0.00%
                                        ========   ========   ========   ========
Allowance as a percent of total loans       0.92%      0.91%      0.92%      0.91%
                                        ========   ========   ========   ========
Total loans at end of period            $293,282   $272,120   $293,282   $272,120
                                        ========   ========   ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2004, the Company had total gross loans of $294.09 million and an allowance for loan losses of $2.71 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. For the three and six-month periods ended June 30, 2004, the Company sold approximately $665,000 and $4.29 million, respectively, of such loans and recorded in other income, gains of $7,000 and $69,000, respectively, on such sales.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                     June 30,   December 31,
                                       2004         2003
                                     --------   ------------
                                      Amount       Amount
                                     --------   ------------
                                         (in thousands)
Commercial and professional loans    $ 17,320     $ 22,228
Secured by real estate
   1-4 family                         162,166      169,589
   Multi family                         9,714        6,608
   Non-residential (commercial)        99,402       94,956
Consumer                                5,484        2,239
                                     --------     --------
Total loans                           294,086      295,620
Less:
   Deferred loan fees                    (804)        (864)
   Allowance for loan losses           (2,709)      (2,593)
                                     --------     --------
Loans, net                           $290,573     $292,163
                                     ========     ========

     It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At June 30, 2004 and 2003, the Company did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                                    To be well
                                                                                capitalized under
                                                               For capital      prompt corrective
                                               Actual       adequacy purposes   action provisions
                                           --------------   -----------------   -----------------
                                           Amount   Ratio    Amount   Ratio      Amount    Ratio
                                           ------   -----    ------   -----      ------   ------
June 30, 2004
Total Capital (to Risk-Weighted Assets)
   Company                                 89,685   25.3%    28,357   >=8.0%         --      N/A
   Bank                                    79,075   23.7%    26,644   >=8.0%     33,305   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 86,976   24.5%    14,179   >=4.0%         --      N/A
   Bank                                    76,366   22.9%    13,322   >=4.0%     19,983    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 86,976    9.2%    36,920   >=4.0%         --      N/A
   Bank                                    76,366    8.3%    37,596   >=4.0%     46,995    >=5.0%

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                               Actual        adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio     Amount   Ratio     Amount    Ratio
                                           -------   -----    -------   -----     ------   ------
December 31, 2003
Total Capital (to Risk-Weighted Assets)
   Company                                 $86,759   26.1%    $26,630   >=8.0%        --      N/A
   Bank                                     60,675   19.1%     25,417   >=8.0%    31,772   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  84,166   25.3%     13,315   >=4.0%        --      N/A
   Bank                                     58,082   18.3%     12,709   >=4.0%    19,063    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  84,166   10.7%     31,410   >=4.0%        --      N/A
   Bank                                     58,082    7.0%     33,391   >=4.0%    41,739    >=5.0%

          The recent issuance of trust preferred securities improved the Company's capital ratios in the second quarter of 2004. The banking regulators have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities that are now outstanding, based on the adoption of FIN46(R). However, as additional interpretations from the banking regulators become available, management will re-evaluate the potential impact to its Tier 1 capital calculation of such interpretations.

          The Company is not under any agreement with regulatory authorities nor is the Company aware of any current recommendations by the regulatory authorities, which, if such recommendations were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

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

     For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At June 30, 2004, the Company, excluding the Bank, had cash and cash equivalents of $6.13 million and investment securities available for sale of $8.78 million.

     The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

     At June 30, 2004, the Company had outstanding commitments of approximately $19.62 million. These commitments include $13.31 million that mature or renew within one year, $3.75 million that mature or renew after one year and within three years, $482,000 that mature or renew after three years and within five years and $2.08 million that mature or renew after five years.

     The Company currently has one unconsolidated subsidiaries, Berkshire Capital Trust I, which was established in May 2004.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2004, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of Stockholders was held on May 18, 2004. Each of the five individuals nominated to serve as directors of the Company was elected:

Director                Shares For   Shares Withheld
--------                ----------   ---------------
William L. Cohen         1,466,093        3,196
Thomas V. Guarino        1,466,043        3,246
Moses Marx               1,467,161        2,128
Steven Rosenberg         1,467,271        2,018
Randolph B. Stockwell    1,466,103        3,186

     At the Annual Meeting the stockholders also voted in favor of an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding shares of Common Stock. (See
Note 2 of Notes to Consolidated Financial Statements for further information on the stock split and subsequent stock dividend).

The vote was as follows:

            Shares
          ---------
For       1,461,729
Against       6,163
Abstain       1,397
Unvoted           0

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

b.   Reports on Form 8-K

     None

Exhibit
Number    Description
-------   -----------
3.1       Amendment to Certificate of Incorporation dated May 18, 2004.

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

                                                BERKSHIRE BANCORP INC.
                                                     (Registrant)


Date: August 11, 2004                       By: /s/ Steven Rosenberg
                                                --------------------------------
                                                Steven Rosenberg
                                                President and Chief
                                                Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                             Sequential
 Number   Description                                                              Page Number
-------   -----------                                                              -----------
3.1       Amendment to Certificate of Incorporation dated May 18, 2004                 35

31        Certification of Principal Executive and Financial Officer pursuant to
          Section 302 Of The Sarbanes-Oxley Act of 2002.                               36

32        Certification of Principal Executive and Financial Officer pursuant to
          Section 906 Of The Sarbanes-Oxley Act of 2002.                               37

                           STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as....................  >=