Form 10-Q
period 2004-09-30
BERKSHIRE BANCORP INC /DE/
filed 2004-11-08
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                       Commission file number: 0-13649

                             BERKSHIRE BANCORP INC.
             -----------------------------------------------------
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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 5, 2004, there were 6,748,675 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          September 30, 2004 (unaudited) and
          December 31, 2003                                                 4

          Consolidated Statements of Income
          For The Three and Nine Months Ended
          September 30, 2004 and 2003 (unaudited)                           5

          Consolidated Statement of Stockholders'
          Equity For The Nine Months Ended
          September 30, 2004 (unaudited)                                    6

          Consolidated Statements of Cash Flows
          For The Nine Months Ended September 30,
          2004 and 2003 (unaudited)                                         7

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                                    19

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                                25

Item 4.   Controls and Procedures                                          31

PART II OTHER INFORMATION

Item 6.   Exhibits                                                         32

Signature                                                                  33

Index of Exhibits                                                          34

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                  September 30,   December 31,
                                                      2004            2003
                                                  -------------   ------------
ASSETS
Cash and due from banks                             $  6,383        $  7,478
Interest bearing deposits                              1,204           1,832
Federal funds sold                                     7,600              --
                                                    --------        --------
Total cash and cash equivalents                       15,187           9,310
Investment Securities:
   Available-for-sale                                638,549         569,137
   Held-to-maturity                                      641             711
                                                    --------        --------
Total investment securities                          639,190         569,848
Loans, net of unearned income                        288,221         294,756
   Less: allowance for loan losses                    (2,866)         (2,593)
                                                    --------        --------
Net loans                                            285,355         292,163
Accrued interest receivable                            5,726           5,298
Premises and equipment, net                            8,719           8,665
Other assets                                           5,719           1,836
Goodwill, net                                         18,549          18,549
                                                    --------        --------
Total assets                                        $978,445        $905,669
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                             $ 38,760        $ 38,422
   Interest bearing                                  583,302         565,833
                                                    --------        --------
Total deposits                                       622,062         604,255
Securities sold under agreements to repurchase       142,615         114,391
Long term borrowings                                  86,201          77,745
Subordinated debt                                     15,464              --
Accrued interest payable                               2,723           2,208
Other liabilities                                      2,919           3,580
                                                    --------        --------
Total liabilities                                    871,984         802,179
                                                    --------        --------
Stockholders' equity
   Preferred stock - $.10 Par value:                      --              --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized -- 10,000,000 shares
      Issued -- 7,698,285 shares
      Outstanding --
         September 30, 2004, 6,733,755 shares
         December 31, 2003,  6,614,094 shares            770             256
Additional paid-in capital                            89,574          89,866
Retained earnings                                     27,284          22,960
Accumulated other comprehensive
   income (loss), net                                 (1,920)            775
   Common stock in treasury - at cost:
   September 30, 2004, 964,530 shares
   December 31, 2003,  1,084,191 shares               (9,247)        (10,367)
                                                    --------        --------
Total stockholders' equity                           106,461         103,490
                                                    --------        --------
                                                    $978,445        $905,669
                                                    ========        ========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                          For The             For The
                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                       2004     2003       2004      2003
                                     -------   ------    -------   -------
INTEREST INCOME
Loans                                $ 4,652   $4,786    $14,097   $14,250
Investment securities                  5,601    3,777     15,408    11,145
Federal funds sold and
   interest bearing deposits              23       58         35        84
                                     -------   ------    -------   -------
Total interest income                 10,276    8,621     29,540    25,479
                                     -------   ------    -------   -------
INTEREST EXPENSE
Deposits                               2,448    2,517      7,294     7,712
Short-term borrowings                    641      153      1,720       429
Long-term borrowings                   1,014      662      2,605     1,974
                                     -------   ------    -------   -------
Total interest expense                 4,103    3,332     11,619    10,115
                                     -------   ------    -------   -------
Net interest income                    6,173    5,289     17,921    15,364
PROVISION FOR LOAN LOSSES                 45       45        135       195
                                     -------   ------    -------   -------
Net interest income after
   provision for loan losses           6,128    5,244     17,786    15,169
                                     -------   ------    -------   -------
NON-INTEREST INCOME
Service charges on deposits              139      134        380       489
Investment securities gains              173      183        315     2,302
Other income                             143      163        429       477
                                     -------   ------    -------   -------
Total non-interest income                455      480      1,124     3,268
                                     -------   ------    -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits         1,670    1,413      4,865     4,139
Net occupancy expense                    453      432      1,129     1,262
Equipment expense                         90       81        258       292
FDIC assessment                           37       21         83        59
Data processing expense                   48       35        126       148
Other                                    828    1,111      2,799     2,632
                                     -------   ------    -------   -------
Total non-interest expense             3,126    3,093      9,260     8,532
                                     -------   ------    -------   -------
Income before provision for taxes      3,457    2,631      9,650     9,905
Provision for income taxes             1,489    1,223      4,250     4,447
                                     -------   ------    -------   -------
Net income                           $ 1,968   $1,408    $ 5,400   $ 5,458
                                     =======   ======    =======   =======
Net income per share:
   Basic                             $   .29   $  .21    $   .81   $   .82
                                     =======   ======    =======   =======
   Diluted                           $   .29   $  .21    $   .79   $   .81
                                     =======   ======    =======   =======

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 2004
                                 (In Thousands)

                                                               Accumulated
                                           Stock  Additional      other                                             Total
                                   Common   Par     paid-in   comprehensive  Retained  Treasury  Comprehensive  stockholders'
                                   Shares  value    capital    (loss), net   earnings   stock        income         equity
                                   ------  -----  ----------  -------------  --------  --------  -------------  -------------
Balance at December 31, 2003        2,566  $ 256   $89,866       $   775     $22,960   $(10,367)                  $103,490

Net income                                                                     5,400                  5,400          5,400
Exercise of stock options                              (59)                               1,189                      1,130
Acquisition of treasury shares                                                              (69)                       (69)
Effect of reverse one-for-ten
   stock split                     (2,309)  (230)     (233)                                                           (463)
Effect of thirty-for-one
   stock dividend                   7,441    744                                (744)
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                      (2,695)                            (2,695)        (2,695)
                                                                                                    -------
Comprehensive income                                                                                $ 2,705
                                                                                                    =======
Cash dividends                                                                  (332)                                 (332)
                                    -----  -----   -------       -------     -------   --------                   --------
Balance at September 30, 2004
(Unaudited)                         7,698  $ 770   $89,574       $(1,920)    $27,284   $ (9,247)                  $106,461
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                        For The Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                            2004          2003
                                                        -----------   -----------
      Cash flows from operating activities:

Net income                                              $     5,400   $     5,458
Adjustments to reconcile net income to net
   cash provided by operating activities:
Realized gains on investment securities                        (315)       (2,302)
Net amortization of premiums of investment securities         2,064           863
Depreciation and amortization                                   430           465
Provision for loan losses                                       135           195
(Increase) in accrued interest receivable                      (428)       (1,196)
(Increase) in other assets                                   (3,210)       (1,511)
(Decrease) in accrued interest payable
   and other liabilities                                       (146)       (1,406)
                                                        -----------   -----------
   Net cash provided by operating activities                  3,930           566
                                                        -----------   -----------
      Cash flows from investing activities:

Investment securities available for sale
   Purchases                                             (1,290,294)   (1,605,540)
   Sales, maturities and calls                            1,216,438     1,485,877
Investment securities held to maturity
   Maturities                                                    70            97
Net (increase) decrease in loans                              6,673       (18,774)
Purchase of premises and equipment                             (484)         (267)
                                                        -----------   -----------
Net cash (used in) investing activities                     (67,597)     (138,607)
                                                        -----------   -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    For The Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                         2004       2003
                                                       --------   --------
      Cash flows from financing activities:

Net increase in non interest bearing deposits               338      3,460
Net increase in interest bearing deposits                17,469     99,473
Increase in securities sold under agreements
   to repurchase                                         28,224     27,461
Proceeds from long term debt                             22,000      7,831
Repayment of long term debt                             (13,544)        --
Proceeds from issuance of subordinated debentures        14,791         --
Acquisition of treasury stock                               (69)    (1,111)
Proceeds from exercise of common stock options            1,130        129
Cash paid for fractional shares                            (463)        --
Dividends paid                                             (332)      (265)
                                                       --------   --------
Net cash provided by financing activities                69,544    136,978
                                                       --------   --------
      Net increase (decrease) in cash                     5,877     (1,063)
      Cash - beginning of period                          9,310      6,310
                                                       --------   --------
      Cash - end of period                             $ 15,187   $  5,247
                                                       ========   ========
Supplemental cash flow information:
      Cash used to pay interest                        $ 11,104   $ 11,196
      Cash used to pay taxes, net of refunds           $  4,464   $  3,621

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2004 and 2003

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2004 and December 31, 2003 and the consolidated results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its consolidated stockholders' equity for the nine month period ended September 30, 2004, and its consolidated cash flows for the nine month periods ended September 30, 2004 and 2003. As discussed in
Note 2 below, all weighted average share and per share information in 2003 has been retroactively restated to reflect the stock split and stock dividend.

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

     The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company does not consolidate BCTI as of September 30, 2004. The Company's investment in the common stock of BCTI is included in other assets as of September 30, 2004. In addition, the income received on the Company's common stock investment in BCTI is included in other income. The adoption of FIN 46(R)) did not have a material impact on the financial position or results of operations of the Company. The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2007; however, a three year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

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

                                                          For The Three Months Ended
                                 ---------------------------------------------------------------------------
                                          September 30, 2004                     September 30, 2003
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income         Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $1,968         6,688        $.29       $1,408         6,627        $.21
Effect of dilutive securities
   options                              --           132         .--           --           120         .--
                                    ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $1,968         6,820        $.29       $1,408         6,747        $.21
                                    ======         =====        ====       ======         =====        ====

                                                          For The Nine Months Ended
                                 ---------------------------------------------------------------------------
                                          September 30, 2004                     September 30, 2003
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income         Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $5,400         6,647        $.81       $5,458         6,648        $.82
Effect of dilutive securities
   options                              --           184         .02           --            93         .01
                                    ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $5,400         6,831        $.79       $5,458         6,741        $.81
                                    ======         =====        ====       ======         =====        ====

     Options to purchase 121,125 shares of common stock for $38.00 per share were outstanding during the nine month periods ended September 30, 2003. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Investment Securities

     The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2004 and December 31, 2003:

                                          September 30, 2004
                             -------------------------------------------
                                            Gross        Gross
                             Amortized   unrealized   unrealized    Fair
                                Cost        gains       losses     value
                             ---------   ----------   ----------   -----
                                            (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies        $641         $13         $(1)       $653
                                ----         ---         ---        ----
   Totals                       $641         $13         $(1)       $653
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
                                ====        ===           ===       ====

                                            September 30, 2004
                             ----------------------------------------------
                                            Gross        Gross
                             Amortized   unrealized   unrealized     Fair
                                Cost        gains       losses       value
                             ---------   ----------   ----------   --------
                                            (In thousands)
Available-For-Sale
Investment Securities

U.S. Treasury and Notes       $ 19,913     $   --      $   (79)    $ 19,834
U.S. Government Agencies       479,100        613       (3,518)     476,195
Mortgage-backed securities     104,982        500         (939)     104,543
Corporate notes                 30,736        588         (676)      30,648
Municipal Securities             1,307         --          (14)       1,293
Marketable equity
   securities and other          5,917        197          (78)       6,036
                              --------     ------      -------     --------
   Totals                     $641,955     $1,898      $(5,304)    $638,549
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
                                 ========     ======      =======     ========

NOTE 6. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                    September 30, 2004   December 31, 2003
                                    ------------------   -----------------
                                                 % of                % of
                                      Amount    Total     Amount    Total
                                     --------   -----    --------   -----
                                            (Dollars in thousands)
Commercial and professional loans    $ 16,925     5.8%   $ 22,228     7.5%
Secured by real estate
   1-4 family                         158,531    54.7     169,589    57.4
   Multi family                         7,142     2.5       6,608     2.2
   Non-residential (commercial)       104,933    36.3      94,956    32.1
Consumer                                2,011     0.7       2,239     0.8
                                     --------   -----    --------   -----
Total loans                           289,002   100.0%    295,620   100.0%
                                                =====               =====
Deferred loan fees                       (781)               (864)
Allowance for loan losses              (2,866)             (2,593)
                                     --------            --------
Loans, net                           $285,355            $292,163
                                     ========            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                       September 30, 2004    December 31, 2003
                       ------------------   ------------------
                        Average   Average    Average   Average
                        Amount     Yield      Amount    Yield
                       --------   -------   --------   -------
                                (Dollars in thousands)
Demand deposits        $ 37,864      --     $ 32,592      --
NOW and money market     47,761    0.65%      58,723    1.02%
Savings deposits        217,473    1.52      143,094    1.95
Time deposits           316,817    1.94      333,112    2.26
                       --------    ----     --------    ----
Total deposits         $619,915    1.57%    $567,521    1.78%
                       ========    ====     ========    ====

NOTE 8. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                          For The Nine Months Ended
                                  -------------------------------------------------------------------------
                                           September 30, 2004                    September 30, 2003
                                  -----------------------------------   -----------------------------------
                                                  Tax                                   Tax
                                  Before tax   (expense)   Net of tax   Before tax   (expense)   Net of tax
                                    amount      benefit      Amount       amount      benefit      amount
                                  ----------   ---------   ----------   ----------   ---------   ----------
                                                                 (In thousands)
Unrealized (losses) gains on
   investment securities:

   Unrealized holding
      gains (losses) arising
      during period                $(4,807)     $1,923      $(2,884)     $(6,167)      $2,467     $(3,700)

   Less reclassification
      adjustment for gains
      realized in net income           315        (126)         189        2,302         (921)      1,381
                                   -------      ------      -------      -------       ------     -------
Other comprehensive (loss), net    $ 4,492)     $1,797      $(2,695)     $(3,865)      $1,546     $(2,319)
                                   =======      ======      =======      =======       ======     =======

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

                                                               For The
                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                            2004     2003
                                                           ------   ------
                                                           (In thousands,
                                                          except per share
                                                              amounts)
Net income                                As Reported:     $1,968   $1,408

Less: Stock based compensation costs
   determined under fair value methods
   for all awards                                              --       --
                                                           ------   ------
                                          Pro Forma:       $1,968   $1,408
                                                           ======   ======

Basic earnings per share                  As Reported:     $  .29   $  .21
                                          Pro Forma:          .29      .21

Diluted earnings per share                As Reported:     $  .29   $  .21
                                          Pro Forma:          .29      .21

                                                              For The
                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           2004     2003
                                                          ------   ------
                                                          (In thousands,
                                                         except per share
                                                              amounts)
Net income                                As Reported:    $5,400   $5,458

Less: Stock based compensation costs
   determined under fair value methods
   for all awards                                             --       --
                                                          ------   ------
                                          Pro Forma:      $5,400   $5,458
                                                          ======   ======

Basic earnings per share                  As Reported:    $  .81   $  .82
                                          Pro Forma:         .81      .82

Diluted earnings per share                As Reported:    $  .79   $  .81
                                          Pro Forma:         .79      .81

     The Company did not grant options during the three and nine months ended September 30, 2004 and 2003.

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

                                    For The               For The
                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                             -------------------   --------------------
                               2004       2003        2004       2003
                             --------   --------   ---------   --------
Service cost                 $ 62,640   $ 48,791   $ 181,280   $146,373
Interest cost                  30,750     26,803      90,250     80,409
Expected return on
   plan assets                (37,550)   (30,871)   (112,600)   (92,613)
Amortization and Deferral:
   Transition amount               --         --          --         --
   Prior service cost           4,625      4,593      13,750     13,779
   (Gain)/loss                  5,350      6,210      13,700     18,630
Net periodic pension cost      65,815     55,526     186,380    166,578

     During the fiscal year ending December 31, 2004, we expect to contribute approximately $60,000 to the Plan. We are, however, evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We did not make any contributions, required or otherwise, to the Plan in the three and nine months ended September 30, 2004.

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

Stock Option

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on its results of operations.

Other-Than-Temporary Impairment - EITF 03-1

     In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,' delays the effective date of certain provisions of EITF Issue

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 11. - (continued)

03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company is in the process of determining the impact that this EITF will have on its financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References to per share amounts refer to diluted shares. References to per share amounts for the three and nine months ended September 30, 2003 have been revised to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split in the form of a 3000% stock dividend which occurred on May 18, 2004 (see Note 2). References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in
Item 1 herein.

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

                                                   For The Three Months Ended September 30,
                                    ---------------------------------------------------------------------
                                                  2004                                2003
                                    ---------------------------------   ---------------------------------
                                                Interest                            Interest
                                     Average      and        Average     Average      and        Average
                                     Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                            (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $289,476    $ 4,652       6.43%     $283,944     $4,786       6.74%
Investment securities                628,530      5,601       3.56       467,063      3,777       3.23
Other (2)(5)                           7,443         23       1.24         2,925         58       7.93
                                    --------    -------       ----       -------     ------       ----
Total interest-earning assets        925,449     10,276       4.44       753,932      8,621       4.57
                                                              ----                                ----
Noninterest-earning assets            43,303                              35,949
                                    --------                            --------
Total Assets                        $968,752                            $789,881
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            272,840        955       1.40%      206,632        716       1.39%
Time deposits                        309,465      1,493       1.93       326,852      1,801       1.84
Other borrowings                     238,319      1,655       2.78       113,993        815       2.87
                                    --------    -------       ----      --------     ------       ----
Total interest-bearing
   liabilities                       820,624      4,103       2.00       647,477      3,332       2.06
                                                -------       ----                   ------       ----
Demand deposits                       39,048                              31,579
Noninterest-bearing liabilities        7,094                               6,792
Stockholders' equity (5)             101,986                             104,033
                                    --------                            --------
Total liabilities and
   stockholders' equity             $968,752                            $789,881
                                    ========                            ========
Net interest income                               6,173                               5,289
                                                =======                              ======
Interest-rate spread (3)                                      2.44%                               2.51%
                                                              ====                                ====
Net interest margin (4)                                       2.67%                               2.81%
                                                              ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.13                                1.16
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                   For The Nine Months Ended September 30,
                                    ---------------------------------------------------------------------
                                                   2004                                2003
                                    ---------------------------------   ---------------------------------
                                                Interest                            Interest
                                     Average      and        Average     Average      and        Average
                                     Balance   Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    --------   ---------   ----------   --------   ---------   ----------
                                                            (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $292,139    $14,097       6.43%     $278,077    $14,250       6.83%
Investment securities                614,828     15,408       3.34       426,708     11,145       3.48
Other (2)(5)                           4,239         35       1.10         4,558         84       2.49
                                    --------    -------       ----      --------    -------       ----
Total interest-earning assets        911,206     29,540       4.32       709,343     25,479       4.79
                                                              ----                                ----
Noninterest-earning assets            39,465                              36,640
                                    --------                            --------
Total Assets                        $950,671                            $745,983
                                    ========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits            265,234      2,704       1.36%      177,569      1,833       1.38%
Time deposits                        316,817      4,590       1.93       322,109      5,879       2.43
Other borrowings                     214,077      4,325       2.69       106,445      2,403       3.01
                                    --------    -------       ----      --------    -------       ----
Total interest-bearing
   liabilities                       796,128     11,619       1.95       606,123     10,115       2.23
                                                -------       ----                  -------       ----
Demand deposits                       37,864                              30,737
Noninterest-bearing liabilities       13,007                               8,265
Stockholders' equity (5)             103,672                             100,858
                                    --------                            --------
Total liabilities and
   stockholders' equity             $950,671                            $745,983
                                    ========                            ========
Net interest income                              17,921                              15,364
                                                =======                             =======
Interest-rate spread (3)                                      2.37%                               2.56%
                                                              ====                                ====
Net interest margin (4)                                       2.62%                               2.89%
                                                              ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                  1.14                                1.17
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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956 has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank (the "Bank"). The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties in New York.

Net Income. Net income for the three-month period ended September 30, 2004 was $1.97 million, or $.29 per share, as compared to $1.41 million, or $.21 per share, for the three-month period ended September 30, 2003. Net income for the nine-month period ended September 30, 2004 was $5.40 million, or $.79 per share, as compared to $5.46 million, or $.81 per share, for the nine-month period ended September 30, 2003.

     Our net income is largely dependent on interest rate levels, the demand for our loan and deposit products and the strategies we employ to manage the interest rate risks inherent in the banking business. From June 2003 through June 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. In July, August and September of 2004, inflation fighting actions taken by the Federal Reserve Board resulted in three 25 basis point increases in the prime rate to its current level of 4.75%, the first such increases in more than four years. During the remaining three months of our fiscal year ending December 31, 2004, we believe that the cost of attracting and retaining deposited funds will be an increasing expense in the highly competitive banking industry.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

     For the quarter ended September 30, 2004, net interest income increased by $884,000, or 16.71%, to $6.17 million from $5.29 million for the quarter ended September 30, 2003. The quarter over quarter increase in net interest income was the result of the 22.75% growth in average interest-earning assets to $925.45 million from $753.93 million, the difference between the yield on assets compared to the cost of liabilities, and the $7.47 million, or 23.65% increase in non interest-bearing demand deposits to $39.05 million from $31.58 million. Partially offsetting these factors was the 26.74% increase in average interest-bearing liabilities to $820.62 million in the 2004 quarter from $647.48 million in the 2003 quarter.

     For the quarter ended September 30, 2004, the average yield on the average balance of total interest-earning assets continued to trend lower, as it has for the past several years. The yield declined to 4.44% in the 2004 quarter from 4.57% in the 2003 quarter, a decline of 13 basis points or 2.84%. Following a similar pattern, the average cost of the average balance of interest-bearing liabilities fell to 2.00% from 2.06%, a decline of 6 basis points, or 2.91%. The interest rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which has a direct impact on net interest income, declined by 7 basis points to 2.44% from 2.51%.

     For the nine-month period ended September 30, 2004, net interest income increased by $2.56 million, or 16.64%, to $17.92 million from $15.36 million for the nine-month period ended September 30, 2003. The period over period increase in net interest income was the result of the 28.46% growth in average interest-earning assets to $911.21 million in the 2004 period from $709.34 million in the 2003 period and the difference between the yield on assets compared to the cost of liabilities. In the first nine months of fiscal year 2004, the average yield on average balances of total interest-earning assets declined by 47 basis points, or 9.81%, to 4.32% from 4.79% in the first nine months of fiscal year 2003. The average cost of the average balance of interest-bearing liabilities declined by 28 basis points, or 12.56%, to 1.95% in the 2004 period from 2.23% in the 2003 period. The interest rate spread declined by 19 basis points to 2.37% in 2004 from 2.56% in 2003. The increase in net interest income in 2004 compared to 2003 was partially offset by the 31.35% growth in the average balances of interest-bearing liabilities to $796.13 million from $606.12 million.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 14 basis points to 2.67% in the three months ended September 30, 2004 from 2.81% in the three months ended September 30, 2003, and declined by 27 basis points to 2.62% in the nine-month period of 2004 from 2.89% in the nine-month period of 2003. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of loans, investment securities and short-term interest-earning assets which provided an average yield of 4.44% and 4.32%, respectively, in the three and nine months ended September 30, 2004, compared to 4.57% and 4.79%, respectively, in the three and nine months ended September 30, 2003.

     For the three months ended September 30, 2004, total average interest-earnings assets were $925.45 million compared to $753.93 million for the three months ended September 30, 2003. In the third quarter of 2004, the average amounts of loans and investment securities increased by $5.53 million and $161.47 million, respectively, to $289.48 million and $628.53 million, respectively, from $283.94 million and $467.06 million, respectively, in the third quarter of 2003. The average yield on loans declined to 6.43% from 6.74%, and the average yield on investment securities increased to 3.56% in 2004 from 3.23% in 2003.

     For the nine months ended September 30, 2004, total average interest-earning assets were $911.21 million compared to $709.34 million for the nine months ended September 30, 2003. The average amounts of loans and investment securities increased by $14.06 million and $188.12 million, respectively, to $292.14 million and $614.83 million, respectively. The average yield on loans and investment securities declined to 6.43% and 3.34%, respectively, during the 2004 period from 6.83% and 3.48%, respectively, during the 2003 period.

Interest Income. Total interest income for the quarter ended September 30, 2004 increased by $1.66 million, or 19.20%, to $10.28 million from $8.62 million for the quarter ended September 30, 2003. The increase was primarily due to higher average balances and yields on investments securities, offset by the declining yields on the loan portfolio. The loan portfolio yielded 6.43% and contributed $4.65 million, or 45.27% of total interest income in the 2004 quarter, compared to a yield of 6.74% on loans in the year ago quarter and interest income of $4.79 million, or 55.52% of total interest income in the 2003 quarter. Investment securities yielded 3.56% and contributed $5.60 million, or 54.51% of total interest income in the 2004 quarter, compared to a yield of 3.23% on investment securities and interest income of $3.78 million, or 43.81% of total interest income in the 2003 quarter.

     Total interest income for the nine-month period ended September 30, 2004 increased by $4.06 million, or 15.94%, to $29.54 million from $25.48 million for the nine-month period ended September 30, 2003. The increase was due to higher average balances of loans and investments securities, offset by the declining yields on such interest-earning assets. The loan portfolio yielded 6.43% and contributed $14.10 million, or 47.72% of total interest income during the nine-month period of 2004, compared to a yield of 6.83% on loans in the year ago nine months and interest income of $14.25 million, or 55.93% of total interest income. Investment securities yielded 3.34% and contributed $15.41 million, or 52.16% of total interest income during the nine-month period ended September 30, 2004, compared to a yield of 3.48% on investment securities and interest income of $11.15 million, or 43.74% of total interest income during the nine-month period ended September 30, 2003.

     Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have declined as a percentage of total average interest-earning assets. During the first nine months of fiscal year 2004, the average balances of the Company's loan portfolio and investment securities represented 32.06% and 67.47%, respectively, of total average interest-earning assets, compared to 39.20% and 60.16%, respectively, during the first nine months of fiscal year 2003.

Interest Expense. Total interest expense for the quarter ended September 30, 2004 increased by $771,000, or 23.14%, to $4.10 million from $3.33 million for the quarter ended September 30, 2003. The increase in total interest expense was primarily due to the $173.15 million, or 26.74%, increase in the average balance of total interest-bearing liabilities, partially offset by the decline in the average rate paid on such balance, 2.00% in 2004 compared to 2.06% in 2003. The average amount of interest-bearing deposits, excluding time deposits, increased by $66.21 million. Time deposits decreased by $17.39 million and borrowed funds increased by $124.33 million.

     Total interest expense for the nine-month period ended September 30, 2004 increased by $1.50 million, or 14.87%, to $11.62 million in the 2004 period from $10.12 million in the 2003 period. The increase in total interest expense was due to the 31.35% increase in average interest-bearing liabilities to $796.13 million from $606.12 million, substantially offset by the 12.56% decline in the average rates paid on such liabilities, 1.95% and 2.23%, respectively in 2004 and 2003. If interest rates trend higher, as is widely expected, our cost to attract and retain deposits, and our cost of borrowed funds will increase as well.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2004, total non-interest income decreased to $455,000 and $1.12 million, respectively, from $480,000 and $3.27 million for the three and six months ended September 30, 2003, respectively. In 2003, we recorded nine month gains of $2.30 million on the sales and issuer redemptions of investment securities. In 2004, such gains amounted to $315,000. Service charges on deposit accounts declined to $380,000 in the nine months of 2004 from $489,000 in the nine months of 2003. The decline is primarily due marketing efforts introducing new deposit products, which includes the waiver of such fees for a period of time to attract new customers.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2004 was $3.13 million and $9.26 million, respectively, compared to $3.09 million and $8.53 million, respectively, for the same periods in 2003. In July 2004, we settled a cancelled lease agreement for the Bank's former headquarters in an amount which was less than the full amount remaining on the lease, but $175,000 more than we had accrued. This additional amount was recorded in other non-interest expense as of June 30, 2004 to reflect the amount paid.

     Salaries and employee benefits increased by $726,000, or 17.54%, to $4.87 million in the nine months ended September 30, 2004 from $4.14 million in the nine months ended September 30, 2003. The increase is due to the additional staffing of our two new Brooklyn branches which opened in April and June of 2003 and the addition of personnel in our internal control and compliance departments.

Provision for Income Tax. During the three and nine-month periods ended September 30, 2004, the Company recorded income tax expense of $1.49 million and $4.25 million, respectively, compared to $1.34 million and $4.32 million, respectively, for the three and nine-month periods ended September 30, 2003. The tax provisions for federal, state and local taxes recorded for the first nine months of 2004 and 2003 represent effective tax rates of 44.04% and 44.90%, respectively.

Common Stock Repurchases

     On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2003, the Company has purchased a total of 1,844,646 shares of its Common Stock. At September 30, 2004, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.

Fiscal Year 2004

                   Number of     Average Price
                     Shares         Paid Per
                   Purchased         Share
                   ---------   ------------------
January              4,263           $16.33
February - March        --               --
April - June            --               --
July - September        --               --

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

     As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $86.2 million at September 30, 2004, at fixed rates for a period of one to five years.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                        Berkshire Bancorp Inc.
                                          Interest Rate Sensitivity Gap at September 30, 2004
                                                (in thousands, except for percentages)
                                       --------------------------------------------------------
                                       3 Months    3 Through    1 Through      Over
                                        or Less    12 Months     3 Years     3 Years     Total
                                       --------    ---------    ---------    -------    -------
Federal funds sold                        7,600           --           --         --      7,600
                              (Rate)       1.77%                                           1.77
Interest bearing deposits
   in banks                               1,204           --           --         --      1,204
                              (Rate)       0.81%                                           0.81%
Loans (1)(2)
Adjustable rate loans                    46,522       17,895        7,924     16,474     88,815
                              (Rate)       6.16%        4.17%        7.18%      6.59%      5.93%
Fixed rate loans                          5,273        4,052       11,592    179,270    200,187
                              (Rate)       7.33%        5.62%        6.67%      6.31%      6.34%
                                       --------     --------     --------    -------    -------
Total loans                              51,795       21,947       19,516    195,744    289,002
Investments (3)(4)                       34,100       16,051      182,989    406,050    639,190
                              (Rate)       2.76%        2.30%        2.86%      4.30%      3.76%
                                       --------     --------     --------    -------    -------
Total rate-sensitive assets              87,099       37,998      202,505    601,794    929,396
                                       --------     --------     --------    -------    -------
Deposit accounts (5)
Savings and NOW                         254,786           --           --         --    254,786
                              (Rate)       1.51%                                           1.51%
Money market                             25,740           --           --         --     25,740
                              (Rate)       0.67%                                           0.67%
Time Deposits                           129,215      133,489       37,992      2,080    302,776
                              (Rate)       1.74%        1.91%        2.61%      1.97%      1.93%
                                       --------     --------     --------    -------    -------
Total deposit accounts                  409,741      133,489       37,992      2,080    583,302
Repurchase Agreements                    72,790       31,825       38,000         --    142,615
                              (Rate)       1.54%        1.84%        2.82%                 1.95%
Other borrowings                             --        1,000       37,260     63,405    101,665
                              (Rate)                    5.90%        3.64%      3.97%      3.82%
                                       --------     --------     --------    -------    -------
Total rate-sensitive
   liabilities                          482,531      166,314      113,252     65,485    827,582
                                       --------     --------     --------    -------    -------
Interest rate caps                       25,000       (5,000)      (5,000)   (15,000)
Gap (repricing differences)            (420,432)    (123,316)      94,253    551,309    101,814
                                       ========     ========     ========    =======    =======
Cumulative Gap                         (420,432)    (543,748)    (449,495)   101,814
                                       ========     ========     ========    =======
Cumulative Gap to Total
   Rate Sensitive Assets                 (45.24)%     (58.51)%     (48.36)%    10.95%
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

     For the three and nine months ended September 30, 2004, the Company did not charge-off any loans, compared to charge-offs amounting to $13,000 and $15,000, respectively, for the three and nine months ended September 30, 2003.

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

     At September 30, 2004, the Company had a total of $537,000 of non-accrual or non-performing loans, and no loans past due more than 90 days and still accruing interest. At September 30, 2003, the Company had a total of $59,000 of non-accrual or non-performing loans, and no loans past due more than 90 days and still accruing interest. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses, economic factors and the change in total loans to $288.22 million from $295.02 million, the provision for the nine months ended September 30, 2004 was increased to $2.87 million from $2.50 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        -------------------   -------------------
                                          2004       2003       2004       2003
                                        --------   --------   --------   --------
Average loans outstanding               $289,476   $283,944   $292,139   $278,077
                                        ========   ========   ========   ========
Allowance at beginning of period           2,709      2,468      2,593      2,315
Charge-offs:
   Commercial and other loans                 --         --          1          2
   Real estate loans                          --         13         --         13
                                        --------   --------   --------   --------
      Total loans charged-off                 --         13          1         15
                                        --------   --------   --------   --------
Recoveries:
   Commercial and other loans                112          3        139          8
   Real estate loans                          --         --         --         --
                                        --------   --------   --------   --------
      Total loans recovered                  112          3        139          8
                                        --------   --------   --------   --------
      Net recoveries (charge-offs)           112        (10)       139         (7)
                                        --------   --------   --------   --------
Provision for loan losses
   charged to operating expenses              45         45        135        195
                                        --------   --------   --------   --------
Allowance at end of period                 2,866      2,503      2,866      2,503
                                        --------   --------   --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding             0.00%      0.00%      0.00%      0.00%
                                        ========   ========   ========   ========
Allowance as a percent of total loans       0.99%      0.85%      0.99%      0.85%
                                        ========   ========   ========   ========
Total loans at end of period            $288,221   $295,019   $288,221   $295,019
                                        ========   ========   ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2004, the Company had total gross loans of $282.89 million and an allowance for loan losses of $2.87 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. For the three and nine-month periods ended September 30, 2004, the Company sold approximately $579,000 and $4.21 million, respectively, of such loans and recorded in other income, gains of $12,000 and $81,000, respectively, on such sales.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                    September 30,   December 31,
                                         2004           2003
                                    -------------   ------------
                                        Amount         Amount
                                    -------------   ------------
                                           (in thousands)
Commercial and professional loans     $ 16,925        $ 22,228
Secured by real estate
   1-4 family                          158,531         169,589
   Multi family                          7,142           6,608
   Non-residential (commercial)        104,393          94,956
Consumer                                 2,011           2,239
                                      --------        --------
Total loans                            282,885         295,620
Less:
   Deferred loan fees                     (781)           (864)
   Allowance for loan losses            (2,866)         (2,593)
                                      --------        --------
Loans, net                            $285,355        $292,163
                                      ========        ========

     It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At September 30, 2004 and 2003, the Company had no loans past due more than 90 days and still accruing interest.

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                                Actual       adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio    Amount    Ratio     Amount    Ratio
                                           -------   -----    ------   -------    ------   ------
September 30, 2004

Total Capital (to Risk-Weighted Assets)
   Company                                 108,162    29.0%   29,817    >=8.0%        --     N/A
   Bank                                     81,165   23.04    28,177    >=8.0%    35,221   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 105,296    28.3%   14,908    >=4.0%        --     N/A
   Bank                                     78,299    22.2%   14,089    >=4.0%    21,133    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 105,296    11.1%   37,285    >=4.0%        --     N/A
   Bank                                     78,299     8.4%   37,118    >=4.0%    46,397    >=5.0%

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                                Actual       adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio    Amount    Ratio     Amount    Ratio
                                           -------   -----   -------   -------    ------   ------
December 31, 2003

Total Capital (to Risk-Weighted Assets)
   Company                                 $86,759    26.1%  $26,630    >=8.0%        --     N/A
   Bank                                     60,675    19.1%   25,417    >=8.0%    31,772   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  84,166    25.3%   13,315    >=4.0%        --     N/A
   Bank                                     58,082    18.3%   12,709    >=4.0%    19,063    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  84,166    10.7%   31,410    >=4.0%        --     N/A
   Bank                                     58,082     7.0%   33,391    >=4.0%    41,739    >=5.0%

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

     For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At September 30, 2004, the Company, excluding the Bank, had cash and cash equivalents of $7.57 million and investment securities available for sale of $7.78 million.

     The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.

     At September 30, 2004, the Company had outstanding commitments of approximately $16.59 million. These commitments include $10.70 million that mature or renew within one year, $3.62 million that mature or renew after one year and within three years, $278,000 that mature or renew after three years and within five years and $1.99 million that mature or renew after five years.

     The Company currently has one unconsolidated subsidiary, Berkshire Capital Trust I, which was established in May 2004.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Control. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO").

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2004, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II. OTHER INFORMATION

Item 6. Exhibits

a.   Exhibits

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

                                             BERKSHIRE BANCORP INC.
                                                 (Registrant)


Date: November 8, 2004                       By: /s/ Steven Rosenberg
                                                 -------------------------------
                                                 Steven Rosenberg
                                                 President and Chief
                                                 Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
 Number   Description                                                Page Number
-------   -----------                                                -----------
31        Certification of Principal Executive and Financial              35
          Officer pursuant to Section 302 Of The Sarbanes-Oxley
          Act of 2002.

32        Certification of Principal Executive and Financial              36
          Officer pursuant to Section 906 Of The Sarbanes-Oxley
          Act of 2002.

                          STATEMENT OF DIFFERENCE

The greater-than-or-equal-to sign shall be expressed as..................     >=