Form 10-K
period 2004-12-31
BERKSHIRE BANCORP INC /DE/
filed 2005-03-30
CIK 759718

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2004: $57,816,584.

Number of shares of Common Stock outstanding as of March 24, 2005: 6,759,675.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in the sections of this Annual Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                     PART I

ITEM 1. Business

         General. Berkshire Bancorp Inc., a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. As used in this Annual Report on Form 10-K, the term "Berkshire", the "Company" or "we" and similar pronouns shall mean Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire's principal activity is the ownership and management of our wholly-owned banking subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

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

         Berkshire Bancorp Inc.
         Investor Relations
         160 Broadway
         New York, NY 10038

         Stock Split and Stock Dividend. At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a stock dividend in Common Stock (the "Stock Dividend) which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

         Trust Preferred Securities. As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%.

         Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and business corporations, and mortgage-backed securities. The Bank currently operates from five deposit-taking offices in New York City and four deposit- taking offices in Orange and Sullivan Counties, New York. In July 1995, the Bank opened a branch in Brooklyn, in January 2001, the Bank opened a branch in downtown Manhattan and in March 2001, as a result of the merger with Goshen Bank, the Bank acquired two branches in Goshen, NY, a branch in Harriman, NY and a branch in Bloomingburg, NY. These branches provide the Bank with customary retail banking offices. On March 22, 2001, the Company purchased a parcel of land and building located in mid-town Manhattan for a total purchase price of $3.49 million in cash. In January 2003, the Bank relocated its main office to and opened a branch at this mid-town Manhattan location. The Bank opened two additional branches in Brooklyn, New York during 2003.

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

         This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million was recorded in the transaction. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets which eliminates the amortization of goodwill and requires an annual impairment test. As of December 31, 2004, we have completed the impairment testing of our intangible assets, including goodwill. We did not identify any impairment on our outstanding goodwill.

         On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which was the initial purchase price we paid for our interest in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. The final installment payment of $25,000 was received during 2003.

         Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has one subsidiary, Berkshire Agency, Inc., a company engaged in the title insurance agency business.

         Regulation. Berkshire is a bank holding company under federal law and registered as such with the Federal Reserve. The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the FDIC.

         Both Berkshire and the Bank are subject to extensive state and federal regulation of their activities. The following discussion summarizes certain banking laws and regulations that affect Berkshire and the Bank. Proposals to change these laws and regulations are frequently proposed in Congress, in the New York State legislature, and before state and federal bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature and effect of which cannot be predicted.

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

         Federal Reserve Capital Requirements. The Federal Reserve requires that the Company, as a bank holding company, must maintain certain minimum ratios of capital to assets. The Federal Reserve's regulations divide capital into two categories. Primary capital includes common equity, surplus, undivided profits, perpetual preferred stock, mandatory convertible instruments, the allowance for loan and lease losses, contingency and other capital reserves, and minority interests in equity accounts of consolidated subsidiaries. Secondary capital includes limited-life preferred stock, subordinated notes and debentures and certain unsecured long term debt.

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

         At December 31, 2004 and 2003, the Company met the definition of a "well capitalized" bank holding company.

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

         The New York Banking Law generally authorizes interstate branching in New York as a result of a merger, purchase of assets or similar transaction. An out of state bank may not first enter New York by opening a new branch in New York, but once a branch is acquired as described in the preceding sentence, additional new branches may be opened state wide.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ration of 4.0% to 5.0% or more. As of December 31, 2004 and 2003, the Bank's Tier I leverage capital ratio was 8.6% and 7.0%, respectively.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2004 and 2003, the Bank maintained a 23.3% and 18.3% Tier I risk-based capital ratio and a 24.1% and 19.1% total risk-based capital ratio, respectively.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2004 and 2003, the Bank met the definition of a "well capitalized" financial institution.

         Community Reinvestment Act. The Bank must, under federal law, meet the credit needs of its community, including low and moderate income segments of its community. The FDIC is required, in connection with its examination of the Bank, to assess whether the Bank has satisfied this requirement. Failure to satisfy this requirement could adversely affect certain applications which the Bank may make, such as branch applications, merger applications, and applications for permission to purchase branches. In the case of Berkshire, the Federal Reserve will assess the record of each subsidiary bank in considering certain applications by Berkshire. The New York Banking Law contains similar provisions applicable to the Bank. As of the most recent Community Reinvestment Act examinations by the FDIC and the New York State Banking Department, the Bank received "satisfactory" ratings.

         Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2003 and 2004 calendar years totaled approximately $14.38 million. However, the ability of Berkshire to pay future dividends and meet its other financial obligations is not presently dependent upon the receipt of dividends from the Bank.

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

         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2004 and 2003 was equal to 0.0154% and 0.0168%, respectively, of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2005, the assessment was revised to 0.0444% of the Bank's insured deposits.

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

         Personal Holding Company Status. For the fiscal years ended December 31, 2004, 2003 and 2002, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2004, 2003 and 2002. (See Dividends in Item 5).

         Employees. On March 24, 2005, Berkshire had one full time employee and the Bank employed approximately 100 full time and 6 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 2. Properties.

         The following are Berkshire's and the Bank's principal facilities as of March 24, 2005:

                                                     Approximate       Approximate
                                                     Floor Area        Annual           Lease
Location                   Operations                (Sq. Ft.)         Rent             Expiration
------------               -----------------         ---------         ---------        ----------
New York, NY               Executive Offices          1,500             $  18,000       (1)(3)
New York, NY               Main Bank Office
                            and Bank Branch           9,700             Owned           Feb 2008
Brooklyn, NY               Bank Branch                4,500             $ 167,100       March 2008
Brooklyn, NY               Bank Branch                1,433             $  35,925       March 2008
Brooklyn, NY               Bank Branch                2,592             $ 105,060       December 2012
New York, NY               Bank Branch                9,924             $ 275,000       June 2010 (2)(3)
Goshen, NY                 Bank Branch               10,680             Owned
Harriman, NY               Bank Branch                1,623             Owned
Bloomingburg, NY           Bank Branch                1,530             $  20,360       June 2005


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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Issuer Purchases of Equity Securities and Related Stockholder Matters.

         The Company's Common Stock trades on the Nasdaq National Market System under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock, restated to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split which occurred on May 18, 2004, as reported by NASDAQ.


Fiscal Year Ended December 31, 2004                      High         Low
-----------------------------------                     ------       ----
January 1, 2004 to March 31, 2004                       19.67        16.33
April 1, 2004 to June 30, 2004                          19.33        15.00
July 1, 2004 to September 30, 2004                      17.40        15.02
October 1, 2004 to December 31, 2004                    20.50        16.10



Fiscal Year Ended December 31, 2003                      High         Low
-----------------------------------                     ------       ----
January 1, 2003 to March 31, 2003                       11.48        10.62
April 1, 2003 to June 30, 2003                          13.17        10.83
July 1, 2003 to September 30, 2003                      14.83        11.67
October 1, 2003 to December 31, 2003                    17.00        13.83


         As of the close of business on March 24, 2005, there were approximately 1,740 holders of record of the Company's Common Stock.

Dividends

         For the fiscal years ended December 31, 2004, 2003 and 2002, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2004, 2003 and 2002.

         On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends, restated to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split which occurred on May 18, 2004, as follows:

                                                                                                      Per Share
Declaration Date                    Record Date                     Payment Date                       Amount
-----------------------------       -------------------------       ------------------------       ---------------
April 8, 2002                       April 23, 2002                  April 30, 2002                     $  .03
October 4, 2002                     October 21, 2002                October 29, 2002                   $  .04
April 8, 2003                       April 23, 2003                  April 30, 2003                     $  .04
October 3, 2003                     October 21, 2003                October 29, 2003                   $  .05
April 1, 2004                       April 19, 2004                  April 28, 2004                     $  .05
October 5, 2004                     October 22, 2004                October 29, 2004                   $  .06

         The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                      Five Year Financial Highlights (a)(b)

         The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                  December 31,
                                           -----------------------------------------------------------
                                               2004         2003        2002         2001         2000
                                               ----         ----        ----         ----         ----
                                                    (Dollars in thousands,except per share data)
Balance Sheet Data:
Total Assets                               $972,649     $905,669    $683,738     $536,365     $244,023
Loans, net                                  284,052      292,163     273,182      250,010       74,515
Investment securities                       631,592      569,848     371,458      242,579      117,060
Goodwill, net                                18,549       18,549      18,549       18,438       11,543
Deposits                                    619,888      604,255     473,818      338,776      137,647
Stockholders' equity                        107,619      103,490      98,525       95,992       79,107

Statement of Operations Data:
Interest income                              40,008       34,426      32,242       24,941       14,019
Interest expense                             15,916       13,647      13,416       11,877        5,184
                                           --------     --------    --------     --------     --------
Net interest income before
 provision for loan losses                   24,092       20,779      18,826       13,064        8,835
Provision for loan losses                       180          240         387          287           55
                                           --------     --------    --------     --------     --------
Net interest income                          23,912       20,539      18,439       12,777        8,780
Investment securities gains                     793        2,746       1,539          637       13,288
Other income                                  1,026        1,237         748          786        1,330
Other expenses                               12,095       11,463      10,780        7,838        3,829
Amortization of goodwill                         --           --          --          935          635
                                           --------     --------    --------     --------     --------
Income before income taxes                   13,636       13,059       9,946        5,427       18,934
Provision for income taxes                    6,134        5,644       4,349        2,128        6,868
                                           --------     --------    --------     --------     --------
Net income                                 $  7,502     $  7,415    $  5,597     $  3,299     $ 12,066
                                           ========     ========    ========     ========     ========
Net income per share:
 Basic                                     $   1.12     $   1.12    $    .81     $    .47     $   1.92
                                           ========     ========    ========     ========     ========
 Diluted                                   $   1.10     $   1.10    $    .81     $    .47     $   1.92
                                           ========     ========    ========     ========     ========
Cash dividends per
 common share                              $    .11     $    .09    $    .07     $    .08     $    .21
                                           ========     ========    ========     ========     ========

Selected Operating Ratios
Return on average assets                        0.8%         0.9%        0.9%         0.8%         5.8%
Return on average equity                        7.2%         7.2%        5.9%         3.5%        14.9%
Net interest margin                             2.6%         2.7%        3.3%         3.6%         4.7%
Average equity/average assets                  11.0%        12.7%       15.6%        23.8%        39.1%
Allowance for loan
losses/total loans                              1.0%         0.9%        0.8%         0.8%         1.5%


(a) The prior years' amounts have been reclassified to conform to the current years' presentation.
(b) The prior years' net income per share and cash dividends per common share amounts have been retroactively restated to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split which occurred on May 18, 2004.

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2004, 2003 and 2002. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. References to per share amounts for the fiscal years ended December 31, 2003 and 2002 have been revised to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split in the form of a 3000% stock dividend which occurred on May 18, 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

General

Stock Split and Stock Dividend. At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a stock dividend in Common Stock (the "Stock Dividend) which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

Trust Preferred Securities. As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%.

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

         With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2004, the Company completed its annual impairment testing, which determined that no impairment write-offs were necessary.

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

Discussion of Financial Condition and Results of Operations

Overview

         Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003. Net income was $7.50 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2004, compared to $7.42 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2003, an increase of $87,000 or 1.17%. Investment securities and total assets increased by 10.84% and 7.40%, respectively, and loans decreased by 2.78%.


                                       Fiscal Year Ended December 31,
                               ------------------------------------------------
                                2004                  2003                 %
                                                                       Inc/(Dec)
                                     (In millions, except per share data)
Total Assets                       $972.6                $905.7             7%
Loans, net                          284.1                 292.2           (3)%
Investment Securities               631.6                 569.8            11%
Total Liabilities                   865.0                 802.2             8%
Deposits                            619.9                 604.3             3%
Borrowings                          238.8                 192.1            24%
Stockholders' Equity                107.6                 103.5             4%

Total Income                         41.8                  38.4             9%
Interest Income                      40.0                  34.4            16%
Total Expense                        28.0                  25.4            10%
Interest Expense                     15.9                  13.6            17%
Net Interest Income                  24.1                  20.8            16%
Net Income                            7.5                   7.4             1%
Diluted Income Per Share              1.10                  1.10            0%
Bank Branches                         9                     9                -

         Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002. Net income was $7.42 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2003, compared to $5.60 million, or $.81 per diluted share, for the fiscal year ended December 31, 2002, an increase of 32.48%. Investment securities, loans and total assets increased by 53.38%, 6.95% and 32.46%, respectively. Two new branches were opened in Brooklyn, New York during 2003 making a total of nine bank branches in operation at years' end.


                                           Fiscal Year Ended December 31,
                                  ----------------------------------------------
                                       2003                  2002         % Inc.
                                  (In millions, except per share data)
Total Assets                          $905.7                $683.7          32%
Loans, net                             292.2                 273.2           7%
Investment Securities                  569.8                 371.5          53%
Total Liabilities                      802.2                 585.2          37%
Deposits                               604.3                 473.8          28%
Borrowings                             192.1                 104.4          84%
Stockholders' Equity                   103.5                  98.5           5%

Total Income                            38.4                  34.5          11%
Interest Income                         34.4                  32.2           7%
Total Expense                           25.4                  24.6           3%
Interest Expense                        13.6                  13.4           1%
Net Interest Income                     20.8                  18.8          11%
Net Income                               7.4                   5.6          32%
Diluted Income Per Share                 1.10                  0.81         36%
Bank Branches                            9                     7              -


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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                                  Twelve Months Ended                          Twelve Months Ended
                                                   December 31, 2004                            December 31, 2003
                                       ----------------------------------------   -------------------------------------------

                                                      Interest                                    Interest
                                        Average         and           Average       Average         and            Average
                                        Balance       Dividends     Yield/Rate      Balance       Dividends      Yield/Rate
                                        -------       ---------     ----------      -------       ---------      ----------
INTEREST-EARNING ASSETS:
Loans (1)                               $ 290,774     $ 18,825        6.47%       $ 291,586       $ 19,061           6.54%
Investment securities                     620,511       21,120        3.40          470,412         15,321           3.26
Other (2)(5)                                4,376           63        1.44            3,946             44           1.12
                                        ---------     --------        ----        ---------       --------           ----
Total interest-earning assets             915,661       40,008        4.37          765,944         34,426           4.49
                                                                      ----                                           ----
Noninterest-earning assets                 40,592                                    37,844
                                        ---------                                 ---------
Total Assets                            $ 956,253                                 $ 803,788
                                        =========                                 =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 272,219        3,809        1.39          201,817          2,593           1.28
Time deposits                             309,968        6,024        1.94          333,112          7,537           2.26
Other borrowings                          223,208        6,083        2.73          125,609          3,517           2.80
                                        ---------     --------        ----        ---------       --------           ----
Total interest-bearing
 liabilities                              805,395       15,916        1.98          660,538         13,647           2.07
                                                      --------        ----                        --------           ----

Demand deposits                            38,896                                    32,592
Noninterest-bearing liabilities             7,163                                     8,318
Stockholders' equity (5)                  104,799                                   102,340
                                        ---------                                 ---------

Total liabilities and
 stockholders' equity                   $ 956,253                                 $ 803,788
                                        =========                                 =========

Net interest income                                   $ 24,092                                    $ 20,779
                                                      ========                                    ========

Interest-rate spread (3)                                              2.39%                                          2.42%
                                                                      ====                                           ====

Net interest margin (4)                                               2.63%                                          2.71%
                                                                      ====                                           ====

Ratio of average interest-
earning assets to average
interest bearing liabilities                 1.14                                      1.16
                                        =========                                 =========

                                                  Twelve Months Ended
                                                   December 31, 2002
                                      ------------------------------------------

                                                      Interest
                                        Average         and           Average
                                        Balance       Dividends     Yield/Rate
                                        -------       ---------     ----------
INTEREST-EARNING ASSETS:
Loans (1)                             $ 265,961       $ 18,723          7.04%
Investment securities                   298,008         13,383          4.49
Other (2)(5)                              8,479            136          1.60
                                      ---------       --------          ----
Total interest-earning assets           572,448         32,242          5.63
                                                                        ----
Noninterest-earning assets               36,541
                                      ---------
Total Assets                          $ 608,989
                                      =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits               116,331          1,644          1.41
Time deposits                           273,452          8,766          3.21
Other borrowings                         86,210          3,006          3.49
                                      ---------       --------          ----
Total interest-bearing
 liabilities                            475,993         13,416          2.82
                                                      --------          ----

Demand deposits                          30,102
Noninterest-bearing liabilities           7,586
Stockholders' equity (5)                 95,308
                                      ---------

Total liabilities and
 stockholders' equity                 $ 608,989
                                      =========

Net interest income                                   $ 18,826
                                                      ========

Interest-rate spread (3)                                                2.81%
                                                                        ====

Net interest margin (4)                                                 3.29%
                                                                        ====

Ratio of average interest-
earning assets to average
interest bearing liabilities               1.20
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

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following tables set forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest- earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (changes in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) (in thousands):


                                     Twelve Months Ended December 31, 2004
                                                     Versus
                                     Twelve Months Ended December 31, 2003
                                           Increase (Decrease) Due To
                                   -------------------------------------------
                                    Rate             Volume            Total
                                    ----             ------            -----

Interest-earning assets:
 Loans                             $  (204)         $   (32)          $  (236)
 Investment securities                 659            5,140             5,799
 Other                                  13                6                19
                                   -------          -------           -------
Total                                  468            5,114             5,582
                                   -------          -------           -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits             222              994             1,216
 Time deposits                      (1,066)            (447)           (1,513)
 Other borrowings                      (88)           2,654             2,566
                                   -------          -------           -------
Total                                 (932)           3,201             2,269
                                   -------          -------           -------

Net interest income                $ 1,400          $ 1,913           $ 3,313
                                   =======          =======           =======


                                     Twelve Months Ended December 31, 2003
                                                     Versus
                                     Twelve Months Ended December 31, 2002
                                           Increase (Decrease) Due To
                                   -------------------------------------------
                                    Rate             Volume            Total
                                    ----             ------            -----

Interest-earning assets:
 Loans                             $(1,330)         $ 1,668          $   338
 Investment securities              (3,278)           5,216            1,938
 Other                                 (41)             (51)             (92)
                                   -------          -------          -------
Total                               (4,649)           6,833            2,184
                                   -------          -------          -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits            (151)           1,100              949
 Time deposits                      (2,598)           1,369           (1,229)
 Other borrowings                     (595)           1,106              511
                                   -------          -------          -------
Total                               (3,344)           3,575              231
                                   -------          -------          -------

Net interest income                $(1,305)         $ 3,891          $ 1,953
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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for loan losses. There were $343,000, $109,000 and $59,000 of classified loans at December 31, 2004, 2003 and 2002, respectively.

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

         The allowance based on historical trends uses charge-off experience of the Company to estimate potential unconfirmed losses in the balances of the loan and lease portfolios. The historical loss experience percentage is based on the charge-off history. Historical loss experience percentages are applied to all non-classified loans to obtain the portion of the allowance for loan losses which is based on historical trends. Before applying the historical loss experience percentages, loan balances are reduced by the portion of the loan balances which are subject to guarantee by a government agency. Loan balances are also adjusted for unearned discount on installment loans.

         The Company also maintains an unallocated allowance. The unallocated allowance is used to cover any factors or conditions which may cause a potential loan loss but are not specifically identifiable. It is prudent to maintain an unallocated portion of the allowance because no matter how detailed an analysis of potential loan losses is performed these estimates by definition lack precision. Management must make estimates using assumptions and information, which is often subjective and changing rapidly.

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

Results of Operations Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003.

General.

References to per share amounts below, unless stated otherwise, refer to diluted shares. References to per share amounts for the fiscal years ended December 31, 2003 have been revised to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split in the form of a stock dividend which occurred on May 18, 2004.

Net Income. Net income for the fiscal year ended December 31, 2004 was $7.50 million, or $1.10 per share, as compared to $7.42 million, or $1.10 per share, for the fiscal year ended December 31, 2003.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board in August, September, November and December of 2004, and February 2005 have moved the prime rate to its present level of 5.50%.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the fiscal year ended December 31, 2004, net interest income increased by $3.31 million, or 15.94%, to $24.09 million from $20.78 million for the fiscal year ended December 31, 2003. The increase in net interest income was the result of a 19.55% growth in the average amount of interest-earning assets to $915.66 million at the end of 2004 from $765.94 million at the end of 2003, partially offset by the 21.93% growth in the average amount of interest-bearing liabilities to $805.40 million from $660.54 million at December 31, 2004 and 2003, respectively, as well as the interest-rate spread or the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

         During fiscal 2004, the average yield on interest-earning assets fell to 4.37% from 4.49% in fiscal 2003, a decline of 2.67%, while the average cost of interest-bearing liabilities fell to 1.98% from 2.07%, a decline of 4.35% The interest-rate spread decreased to 2.39% during fiscal 2004 from 2.42% during fiscal 2003.

         If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2003 and 2004 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 2.63% in fiscal 2004 from 2.71% in fiscal 2003. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 4.37% and 4.49% in fiscal 2004 and 2003, respectively.

         The average amount of loans decreased slightly to $290.77 million in fiscal 2004 from $291.59 million in fiscal 2003, as did the average yield on the loan portfolio which declined to 6.47% in fiscal 2004 from 6.54% in fiscal 2003. During periods of low and stable interest rates, as was the case during 2003, borrowers gravitate towards fixed-rate loans to lock in a low interest rate, whereas adjustable rate loans are generally preferred when interest rates are trending higher. One-to-four family mortgage loans, approximately 54% and 57% of our loan portfolio at December 31, 2004 and 2003, respectively, are particularly sensitive to changes in interest rates.

         The average amount of investment securities increased by $150.10 million to $620.51 million in fiscal 2004 from $470.41 million in fiscal 2003. The average yield on investment securities improved by 14 basis points, to 3.40% in 2004 from 3.26% in 2003 and are likely to continue to increase in a rising interest rate environment.

Interest Income. Total interest income for the fiscal year ended December 31, 2004 increased by $5.58 million, or 16.21%, to $40.01 million from $34.43 million for the fiscal year ended December 31, 2003. The increase in interest income was primarily due to the growth in the average amount of total interest-earning assets. Loans contributed $18.83 million of interest income in fiscal 2004, a decline of $236,000 from the $19.06 million of interest income contributed in fiscal 2003. Investment securities contributed $21.12 million of interest income in fiscal 2004, an increase of 37.85% over the $15.32 million of interest income earned on loans in fiscal 2003.


                                     Fiscal 2004             Fiscal 2003
                              -----------------------   -----------------------
                              Interest         % of      Interest       % of
                               Income          Total      Income        Total
                                      (In thousands, except percentages)

Loans                          $18,825         47.05%     $19,061       55.37%
Investment Securities           21,120         52.79       15,321       44.50
Other                               63          0.16           44        0.13
                               -------        ------      -------      ------
Total Interest Income          $40,008        100.00%     $34,426      100.00%

         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, declined to 31.76% of our total average interest-earning assets in fiscal 2004 from 38.07% in fiscal 2003. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.


                                     Fiscal 2004              Fiscal 2003
                                  -------------------     --------------------
                                  Average      % of        Average       % of
                                   Amount      Total       Amount        Total
                                        (In thousands, except percentages)

Loans                             $290,774      31.76%     $291,586      38.07%
Investment Securities              620,511      67.77       470,412      61.42
Other                                4,376       0.47         3,946       0.51
                                  --------     ------      --------     ------
Total Interest-Earning Assets     $915,661     100.00%     $765,944     100.00%


Interest Expense. Total interest expense for the fiscal year ended December 31, 2004 increased by $2.27 million, or 16.63%, to $15.92 million from $13.65 million for the fiscal year ended December 31, 2003. The increase in interest expense was due primarily to the growth in the average amount of interest-bearing liabilities, partially offset by the decline in the average rate paid on such liabilities, 1.98% and 2.07% in fiscal years 2004 and 2003, respectively. As rates move higher, interest expense will increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In May 2004, we sold $15.46 million of floating rate junior subordinated debentures which mature in 2034 and used the net proceeds to augment the Bank's capital. The additional interest expense on these debentures, which are included in other borrowings, was $463,000 during fiscal 2004.


                                     Fiscal 2004             Fiscal 2003
                              -----------------------   -----------------------
                              Interest         % of      Interest       % of
                               Income          Total      Income        Total
                                      (In thousands, except percentages)

Interest-Bearing Deposits      $ 3,809        23.93%      $ 2,593        19.00%
Time Deposits                    6,024        37.85         7,537        55.23
Other Borrowings                 6,083        38.22         3,517        25.77
                               -------       ------       -------       ------
Total Interest Expense         $15,916       100.00%      $13,647       100.00%



                                       Fiscal 2004            Fiscal 2003
                                   -------------------    -------------------
                                    Average      % of      Average       % of
                                     Amount      Total     Amount        Total
                                        (In thousands, except percentages)

Interest-Bearing Deposits           $272,219      33.80%    $201,817      30.55%
Time Deposits                        309,968      38.49      333,112      50.43
Other Borrowings                     223,208      27.71      125,609      19.02
                                    --------     ------     --------     ------
Total Interest-Bearing Liabilities  $805,395     100.00%    $660,538     100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2004, total non-interest income decrease by $2.16 million to $1.82 million from $3.98 million for the fiscal year ended December 31, 2003. In 2003, we recorded gains of $2.75 million on the sales and issuer redemptions of investment securities. In 2004, such gains amounted to $793,000. Service charges on deposit accounts decreased by $120,000 to $520,000 in fiscal 2004 from $640,000 in fiscal 2003. The decline is primarily due to marketing efforts introducing new deposit products, which includes the waiver of such fees for a period of time to attract new customers.

                                    Fiscal 2004            Fiscal 2003
                            ------------------------- -------------------------
                            Non-Interest       % of    Non-Interest      % of
                               Income         Total       Income         Total
                                       (In thousands, except percentages)

Service Charges on Deposits     $  520        28.59%       $  640        16.07%
Investment Securities gains        793        43.60         2,746        68.94
Other                              506        27.81           597        14.99
                                ------       ------        ------       ------
Total Non-Interest Income       $1,819       100.00%       $3,983       100.00%


Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the year ended December 31, 2004 increased by $632,000, or 5.51%, to $12.10 million from $11.46 million for the year ended December 31, 2003. The largest component of non-interest expense are salaries and employee benefits which increased by $1.01 million, or 17.25%, to $6.89 million in fiscal 2004 from $5.87 million in fiscal 2003. The increase is due to the additional staffing of our two new Brooklyn branches which opened in April and June of 2003 and the addition of personnel in our internal control and compliance departments.

                                    Fiscal 2004            Fiscal 2003
                               ----------------------    ---------------------
                               Non-Interest    % of      Non-Interest    % of
                                 Expense       Total       Expense       Total
                                      (In thousands, except percentages)
Salaries and Employee Benefits    $ 6,886       56.93%      $ 5,873      51.24%
Net Occupancy Expense               1,538       12.72         1,611      14.05
Equipment Expense                     357        2.95           397       3.46
FDIC Assessment                       115        0.95            80       0.70
Data Processing Expense               157        1.30           183       1.60
Other                               3,042       25.15         3,319      28.95
                                  -------      ------       -------     ------
Total Non-Interest Expense        $12,095      100.00%      $11,463     100.00%

Provision for Income Tax. During the years ended December 31, 2004 and 2003, we recorded recorded income tax expense of $6.13 million and $5.64 million, respectively. The tax provisions for federal, state and local taxes recorded for 2004 and 2003 represent effective tax rates of 44.98% and 43.22%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2003, the Company has purchased a total of 1,844,646 shares of its Common Stock. During fiscal year 2004, we purchased a total of 4,263 shares and at December 31, 2004, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.


Fiscal Year 2004
                                    Number of          Average Price
                                     Shares               Paid Per
                                    Purchased              Share
                                 ---------------    --------------------
January                                    4,263                 $ 16.33
February - March                              --                      --
April - June                                  --                      --
July - September                              --                      --
October - December                            --                      --

Results of Operations Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002.

General.

References to per share amounts below, unless stated otherwise, refer to diluted shares. References to per share amounts for the fiscal years ended December 31, 2003 and 2002 have been revised to reflect the one-for-ten reverse stock split and thirty-for-one forward stock split in the form of a 3000% stock dividend which occurred on May 18, 2004.

Net Income. Net income for the fiscal year ended December 31, 2003 was $7.42 million, or $1.10 per share, as compared to $5.60 million, or $.81 per share, for the fiscal year ended December 31, 2002.

         Interest rates, as measured by the prime rate, began the year at 4.25%, declined by 25 basis points in late June to 4.00% and remained at that level through December 31, 2003. We have operated in a consistently declining interest rate environment since May 2000 when the prime rate peaked at 9.50%, which has also been a period of low inflation, stock market uncertainties, recession and the aftermath of September 11, 2001.

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

         The following table sets forth the cost and fair value of available-for- sale and held-to-maturity securities as of the dates indicated:


                                                                         December 31,
                                    ---------------------------------------------------------------------------------------
                                                2004                           2003                         2002
                                    ----------------------------   ----------------------------  --------------------------
                                        Cost            Fair           Cost           Fair           Cost          Fair
                                                       Value                          Value                        Value
                                    -------------   ------------   ------------   -------------  ------------   -----------
                                                                        (In thousands)
  Available-For-Sale
U.S. Treasury Notes                      $ 24,896       $ 24,722       $ 39,941        $ 39,847      $ 20,110      $ 20,213
U.S. Government Agencies                  471,018        467,271        419,175         416,753       301,224       303,597
Mortgage-backed                           109,822        109,330         93,875          97,448         6,256         6,262
   securities
Corporate notes                            21,089         21,627          1,570           1,662         3,878         4,076
Municipal securities                        1,307          1,441            991           1,061
Marketable equity
 securities and other                       6,363          6,577         12,305          12,366        36,383        36,447
                                         --------       --------       --------        --------      --------      --------
Total                                    $634,495       $630,968       $567,857        $569,137      $367,851      $370,625
                                         ========       ========       ========        ========      ========      ========

  Held-To-Maturity
U.S. Government Agencies                 $    624       $    633       $    711        $    715      $    833      $    835

                                         --------       --------       --------        --------      --------      --------
Total                                    $    624       $    633       $    711        $    715      $    833      $    835
                                         ========       ========       ========        ========      ========      ========

         The following tables summarize the Company's available-for-sale and held- to-maturity securities:

                                                                               December 31, 2004
                                                                ---------------------------------------------------
                                                                 Weighted
                                                                  Average
                                                                   Yield                  Cost           Fair Value
                                                                -----------           ------------      -----------
                                                                             (Dollars in thousands)
Available-For-Sale
  U.S. Treasury Notes
Due within one year                                                 1.63%               $  9,968          $  9,926
Due after one year through five years                               1.76                  14,928          $ 14,796

                                                                                        --------          --------
                                                                                          24,896            24,722
                                                                                        --------          --------
  U.S. Government Agencies Obligations
Due within one year                                                 2.36                  14,973            14,936
Due after one year through five years                               3.25                 170,493           169,620
Due after five years through ten years                              4.26                 184,348           182,567
Due after ten years                                                 3.71                 101,204           100,148
                                                                                        --------          --------
                                                                                         471,018           467,271
                                                                                        --------          --------
  Municipal Obligations
Due after ten years                                                 9.32                   1,307             1,441
                                                                                        --------          --------
                                                                                           1,307             1,441
                                                                                        --------          --------
  Mortgage-backed securities
Due after five years through ten years                              4.16                  22,571            22,298
Due after ten years                                                 4.10                  87,251            87,032
                                                                                        --------          --------
                                                                                         109,822           109,330
                                                                                        --------          --------
  Corporate Notes
Due after one year through five years                               7.18                   3,036             3,135
Due after five years through ten years                              6.54                   6,210             6,151
Due after ten years                                                 7.61                  11,842            12,341

                                                                                          21,088            21,627
                                                                                        --------          --------

  Common Stocks                                                     2.43                     329               470
  Preferred Stocks                                                  9.45                     454               527
  Money market funds                                                1.78                     800               800
  Federal Home Loan Bank Stock                                      0.00                   4,780             4,780
                                                                                        --------          --------
                                                                                           6,363             6,577
                                                                                        --------          --------
                                                                                        $634,494          $630,968
                                                                                        ========          ========
Held-To-Maturity
  U.S. Government Agencies Obligations
Due after one year through five years                               3.11                      58                59
Due after five years through ten years                              2.41                      93                93
Due after ten years                                                 6.18                     473               481
                                                                                        --------          --------
                                                                                        $    624          $    633
                                                                                        ========          ========

Loan Portfolio

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2004, 2003 and 2002, the Company had total loans, net of unearned income of $286.98 million, $294.76 million and $275.50 million, respectively, and an allowance for loan losses of $2.93 million, $2.59 million, and $2.32 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2004 and 2003, approximately $151.20 million and $169.59 million, respectively, or 52.69% and 57.4%, respectively, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2004 and 2003, approximately 13% and 12%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 87% and 88%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

         Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

         At December 31, 2004, the Bank's total capital, net of goodwill and loan loss reserves, was approximately $82.97 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $12.4 million, with an additional amount of approximately $8.3 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $12.4 million. At December 31, 2004, the Bank was in compliance with these standards.

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

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                                    December 31,
                              -------------------------------------------------------------------------------------
                                     2004                       2003                          2002
                              --------------------------   ------------------------   -----------------------------
                                              % of                        % of                            % of
                                     Amount   Total             Amount    Total              Amount       Total
                              -------------   ----------   -----------    ---------   -----------------   ---------
                                                             (Dollars in thousands)
Commercial and
 professional loans                $ 16,498     5.7 %         $ 22,228      7.5 %          $ 16,704         6.0 %
Secured by real estate
 1 - 4 family                       155,079    53.9            169,589     57.4             180,730        65.4
 Multi family                         4,600     1.6              6,608      2.2               8,958         3.2
 Non-residential
 (commercial)                       109,597    38.1             94,956     32.2              65,809        23.8
Consumer                              1,989     0.7              2,239      0.7               4,051         1.6

                                    -------   -----            -------    -----             -------       -----

Total loans                         287,763   100.0 %          295,620    100.0 %           276,252       100.0 %
                                              =====                       =====                           =====

Less:
Allowance for
loan losses                          (2,927)                    (2,593)                      (2,315)
Unearned fees                          (784)                      (864)                        (755)
                                   --------                   --------                     --------
Loans, net                         $284,052                   $292,163                     $273,182
                                   ========                   ========                     ========

                                 December 31, 2001        December 31, 2000
                              -----------------------  -------------------------
                                               % of                       % of
                                   Amount      Total      Amount          Total
                                   ------      -----      ------          -----
                                             (Dollars in thousands)
Commercial and
professional loans               $ 19,130        7.6%    $  9,419         12.5%
Secured by real estate
 1 - 4 family                     165,195       65.5       25,677         34.0
 Multi family                      11,186        4.4        4,765          6.3
 Non-residential (commercial)      51,893       20.6       34,968         46.2
Consumer                            4,689        1.8          229          0.3
Other                                 140        0.1          565          0.7
                                 --------      -----     --------

Total loans                       252,233      100.0%      75,623        100.0%
                                               =====                     =====

Less:
Allowance for loan losses          (2,030)                 (1,108)
Unearned fees                        (193)                   (275)
                                 --------                --------
Loans, net                       $250,010                $ 74,240
                                 ========                ========


Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

         The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $50,000 and $0 at December 31, 2004 and 2003, respectively.

                                                                    December 31,
                                    ----------------------------------------------------------------------------
                                        2004             2003             2002            2001           2000
                                        ----             ----             ----                           ----
                                                                 (Dollars in Thousands)

Nonaccrual loans:
Commercial and                             $   --          $   --          $   --           $    9        $   --
 professional loans
Consumer                                        1              --              --               --            --
Secured by real estate                        342             109              59               --            --
                                           ------          ------          ------           ------        ------
Total nonaccrual loans                        343             109              59                9            --
                                           ------          ------          ------           ------        ------
Accruing loans delinquent
 90 days or more                               50              --              --               --            --
Total nonperforming loans                  $  393          $  109          $   59           $    9        $   --
                                           ======          ======          ======           ======        ======
Total nonperforming loans
 to total assets                              .04%            .01%             --               --            --
                                            ======         ======          ======           ======        ======

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):


                                                          December 31, 2004
                                       --------------------------------------------------------
                                          Allowance
                                          for Loan          Percent of           Percent of
                                           Losses            Allowance           Total Loans
                                       ---------------    ----------------    -----------------
Commercial and
 professional loans                        $   223              7.6%                 0.08%
Secured by real estate
 1 - 4 family                                  775             26.5                  0.27
 Multi family                                   62              2.1                  0.02
 Non-residential                             1,398             47.8                  0.49
Consumer and other                              27              0.9                  0.01
General allowance (1)                          442             15.1                  0.15
                                           -------            -----                  ----
Total allowance
 for loan losses                           $ 2,927            100.0%                 1.02%
                                           =======            =====                  ====

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                          December 31, 2003

                                       --------------------------------------------------------
                                          Allowance
                                          for Loan        Percent of          Percent of
                                           Losses         Allowance           Total Loans
                                       ---------------    ----------------    -----------------
Commercial and
 professional loans                       $   300             11.6%                0.10%
Secured by real estate
 1 - 4 family                                 424             16.3                 0.14
 Multi family                                  89              3.4                 0.03
 Non-residential                            1,198             46.2                 0.41
Consumer and other                             30              1.2                 0.01
General allowance (1)                         552             21.3                 0.19
                                          -------            -----                 ----
Total allowance
 for loan losses                          $ 2,593            100.0%                0.88%
                                          =======            =====                 ====

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                        December 31, 2002
                                       --------------------------------------------------------
                                          Allowance
                                          for Loan        Percent of          Percent of
                                           Losses         Allowance           Total Loans
                                       ---------------    ----------------    -----------------
Commercial and
 professional loans                        $   225             9.7%               0.08%
Secured by real estate
 1 - 4 family                                  452            19.5                0.16
 Multi family                                  121             5.2                0.04
 Non-residential                               888            38.4                0.32
Consumer and other                              55             2.4                0.02
General allowance (1)                          574            24.8                0.21
                                           -------           -----                ----
Total allowance
 for loan losses                           $ 2,315           100.0%               0.83%
                                           =======           =====                ====


----------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                        December 31, 2002
                                       --------------------------------------------------------
                                          Allowance
                                          for Loan        Percent of          Percent of
                                           Losses         Allowance           Total Loans
                                       ---------------    ----------------    -----------------
Commercial and
 professional loans                        $   188              9.3%              0.07%
Secured by real estate
 1 - 4 family                                  804             39.6               0.32
 Multi family                                   84              4.1               0.03
 Non-residential                               790             38.9               0.32
Consumer and other                              24              1.2               0.06
General allowance (1)                          140              6.9               0.06
                                           -------            -----               ----
Total allowance
 for loan losses                           $ 2,030            100.0%              0.79%
                                           =======            =====               ====


----------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                        December 31, 2002
                                       --------------------------------------------------------
                                          Allowance
                                          for Loan        Percent of          Percent of
                                           Losses         Allowance           Total Loans
                                       ---------------    ----------------    -----------------
Commercial and
 professional loans                        $    89              8.0%              0.12%
Secured by real estate                         654             59.0               0.86
Personal and other                              13              1.2               0.02
General allowance (1)                          352             31.8               0.47%
                                           -------            -----               ----
Total allowance
 for loan losses                           $ 1,108            100.0%              1.47%
                                           =======            =====               ====

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.


         The following tables set forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.


                                                        December 31, 2002
                                       --------------------------------------------------------
                                           Within           1 to           After
                                           1 Year         5 Years         5 Years           Total
                                          --------       ---------       ---------         ------
                                                                  (In thousands)
Fixed Rate
Commercial and professional              $     657       $   3,961       $ 128,193       $ 132,811
Non-residential                              5,453          31,755          30,885          68,093
                                         ---------       ---------       ---------       ---------
Total fixed rate                         $   6,110       $  35,716       $ 159,078       $ 200,904
                                         ---------       ---------       ---------       ---------

Adjustable Rate
Commercial and professional                  1,407          10,459          15,002          26,868
Non-residential                             25,396          11,298          23,297          59,991
                                         ---------       ---------       ---------       ---------
Total adjustable rate                    $  26,803       $  21,757       $  38,299       $  86,859
                                         ---------       ---------       ---------       ---------
Total                                    $  32,913       $  57,473       $ 197,377       $ 287,763
                                         =========       =========       =========       =========

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):



                                                            Years Ended December 31,
                                    --------------------------------------------------------------------
                                       2004           2003           2002            2001           2000
                                       ----           ----           ----            ----           ----
Average loans outstanding           $290,774      $291,586      $265,961         $195,296       $ 70,357
                                    ========      ========      ========         ========       ========
Allowance at beginning
 of period                             2,593         2,315         2,030            1,108            923
Charge-offs:
 Commercial and other
  loans                                   24             4           199               97             --
 Real estate loans                        --            13            --               --             --
                                    --------      --------      --------         --------       --------
  Total loans charged-off                 24            17           199               97             --
                                    --------      --------      --------         --------       --------
Recoveries:
 Commercial and other
  loans                                  178            55            97               41            130
 Real estate loans                        --            --            --               --             --
                                    --------      --------      --------         --------       --------
  Total loans recovered                  178            55            97               41            130
                                    --------      --------      --------         --------       --------
  Net recoveries
   (charge-offs)                         154            38          (102)             (56)           130
                                    --------      --------      --------         --------       --------
Provision for loan losses
 charged to operating
 expenses                                180           240           387              287             55
Acquisition of GSB                        --            --            --              691             --
                                    --------      --------      --------         --------       --------
Allowance at end of period          $  2,927      $  2,593      $  2,315         $  2,030       $  1,108
                                    --------      --------      --------         --------       --------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                       .05%         0.01%        (.03)%           (.02)%           .18%
                                    ========      ========      ========         ========       ========
Allowance as a percent
 of total loans                         1.02%         0.88%         0.83%            0.80%          1.47%
                                    ========      ========      ========         ========       ========
Total loans at end
 of period                          $287,763      $295,620      $276,252         $252,233       $ 75,623
                                    ========      ========      ========         ========       ========


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

         The following table summarizes the composition of the average balances of major deposit categories:



                                                                   December 31,
                                 --------------------------------------------------------------------------------
                                           2004                         2003                       2002
                                           ----                         ----                       ----
                                  Average        Average       Average       Average        Average       Average
                                  Amount          Yield        Amount         Yield          Amount        Yield
                                  ------          -----        ------         -----          ------        -----
                                                               (Dollars in thousands)

Demand deposits                  $ 38,896           --        $ 32,592           --         $ 30,102          --
NOW and money market               47,677         0.65%         58,723         1.02%          60,114        1.28%
Savings deposits                  224,542         1.55         143,094         1.95           56,217        1.56
Time deposits                     309,968         1.94         333,112         2.26          273,452        3.21
                                 --------         ----        --------         ----         --------        ----
Total deposits                   $621,083         1.58%       $567,521         1.78%        $419,885        2.48%
                                 ========         ====        ========         ====         ========        ====


         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $109.74 million, $110.08 million and $108.72 million December 31, 2004, 2003 and 2002, respectively.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2004:


                                                        (In thousands)
3 months or less                                                  $ 48,987
Over 3 months but within 6 months                                   25,160
Over 6 months but within 12 months                                  10,375
Over 12 months                                                      25,219
                                                                  --------
Total                                                             $109,741
                                                                  ========


Short-Term Borrowings

         Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:


                                                             Years Ended December 31,
                                               --------------------------------------------------
                                                    2004              2003              2002
                                               --------------    ---------------   --------------
                                                              (Dollars in thousands)

Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                           $127,747          $114,391          $ 46,673
    Average during the year                       $129,794          $ 57,554          $ 38,443
    Maximum month-end balance                     $148,753          $114,391          $ 47,407
    Weighted average rate during the year             1.87%             1.68%             1.79%
    Rate at December 31                               2.27%             1.73%             1.46%

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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by our Board of Directors. We paid cash dividends per share of $.11, $.08 and $.07 in fiscal 2004, 2003 and 2002, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2004, we had cash of approximately $7.4 million and investment securities with a fair market value of $9.0 million.

Contingent Liabilities and Commitments

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2004.


                                                           Expiration By Period
                         ----------------------------------------------------------------------------------------
                                                 Less                                                 More
                                                 Than              1-3               3-5              Than
                               Total            1 Year            Years             Years           5 Years
                               -----            ------            -----             -----           -------
                                                                  (In thousands)
Lines of Credit               $ 15,859         $  9,555          $  3,730         $    958          $  1,616
Standby Letters
 of Credit                         750              706                44               --                --
Loan Commitments                    --               --                --               --                --

Total                         $ 16,609         $ 10,261          $  3,774         $    958          $  1,616
                              ========         ========          ========         ========          ========

Contractual Obligations

         The following table presents the Company's contractual obligations at December 31, 2004.


                                                         Payments Due By Periods
                         ----------------------------------------------------------------------------------------
                                                 Less                                                 More
                                                 Than              1-3               3-5              Than
                               Total            1 Year            Years             Years           5 Years
                               -----            ------            -----             -----           -------
                                                              (In thousands)
Long-Term Debt                $ 95,605         $  2,638          $ 43,296         $ 35,671          $ 14,000
Operating Leases                 3,695              712             1,440            1,012               531
Time Deposits                  274,309          218,691            53,538            2,080                --
                              --------         --------          --------         --------          --------
Total Contractual
Obligations                   $373,609         $222,041          $ 98,274         $ 38,763          $ 14,531
                              ========         ========          ========         ========          ========


         The Company currently has one unconsolidated subsidiary and no special purpose entities.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:


                                                                Berkshire Bancorp Inc.
                                                  Interest Rate Sensitivity Gap at December 31, 2004
                                                        (in thousands, except for percentages)
                                               -------------------------------------------------------
                                                   3 Months           3 Through          1 Through
                                                   or Less            12 Months           3 Years
                                               ----------------   -----------------   ----------------
Federal funds sold                                 7,500

                                  (Rate)            2.25%
Interest bearing deposits in banks                   372                 --                  --

                                  (Rate)            1.40%
Loans (1)(2)
Adjustable rate loans                             46,352             16,394               7,989

                                  (Rate)            6.35%              5.06%               7.56%
Fixed rate loans                                     546              5,564              16,732

                                  (Rate)            7.35%              7.37%               6.84%
                                               ---------          ---------           ---------
Total loans                                       46,898             21,958              24,721

Investments (3)(4)                                25,587             34,963             187,503

                                  (Rate)            4.64%              2.11%               2.95%
                                               ---------          ---------           ---------
Total rate-sensitive assets                       72,857             56,921             212,224
                                               ---------          ---------           ---------
Deposit accounts (5)
Savings and NOW                                  277,616                 --                  --

                                  (Rate)            1.59%
Money market                                      25,772                 --                  --

                                  (Rate)            0.73%
Time Deposits                                    113,377            105,314              53,538

                                  (Rate)            1.83%              1.92%               2.78%
                                               ---------          ---------           ---------
Total deposit accounts                           416,765            105,314              53,538
Repurchase Agreements                             57,297             37,450              33,000

                                  (Rate)            1.92%              2.49%               2.92%
Other borrowings                                                      2,638              43,296

                                  (Rate)                %              3.34%               3.61%
                                               ---------          ---------           ---------
Total rate-sensitive liabilities                 474,062            145,402             129,834
                                               ---------          ---------           ---------
Interest rate caps                                20,000                                (10,000)

Gap (repricing differences)                     (421,205)           (88,481)             92,390
                                               =========          =========           =========

Cumulative Gap                                  (421,205)          (509,686)           (417,296)
                                               =========          =========           =========
Cumulative Gap to Total Rate
Sensitive Assets                                  (45.84)%           (55.47)%            (45.42)%
                                               =========          =========           =========
                                                                Berkshire Bancorp Inc.
                                                  Interest Rate Sensitivity Gap at December 31, 2004
                                                        (in thousands, except for percentages)
                                               -------------------------------------------------------
                                                     Over
                                                   3 Years             Total             Fair Value
                                               ----------------   -----------------   ----------------
Federal funds sold                                                     7,500              7,500

                                  (Rate)
Interest bearing deposits in banks                    --                372                 372

                                  (Rate)                               1.40%
Loans (1)(2)
Adjustable rate loans                             16,124             86,859              91,219

                                  (Rate)            6.41%              6.13%
Fixed rate loans                                 178,062            200,904             200,241

                                  (Rate)            6.29%              6.82%
                                               ---------         ----------
Total loans                                      194,186            287,763             291,460

Investments (3)(4)                               382,620            630,673             631,601

                                  (Rate)            4.39%              3.85%
                                               ---------         ----------
Total rate-sensitive assets                      576,806            918,808
                                               ---------         ----------
Deposit accounts (5)
Savings and NOW                                       --            277,616             277,616

                                  (Rate)                               1.59%
Money market                                          --             25,772              28,882

                                  (Rate)                               0.73%
Time Deposits                                      2,080            274,309             273,397

                                  (Rate)            1.97%              2.05%
                                               ---------         ----------
Total deposit accounts                             2,080            577,697
Repurchase Agreements                                 --            127,747             127,422

                                  (Rate)              --               2.35%
Other borrowings                                  65,135            111,069             112,598

                                  (Rate)            4.17%              3.94%
                                               ---------         ----------
Total rate-sensitive liabilities                  67,215            816,513
                                               ---------         ----------
Interest rate caps                               (10,000)                                    26

Gap (repricing differences)                      519,591            102,295
                                               =========         ==========

Cumulative Gap                                   102,295
                                               =========
Cumulative Gap to Total Rate
Sensitive Assets                                   11.13%
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

New Accounting Pronouncements

Loan Commitments

         In March 2004, the Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") 105 ("SAB 105"), "Application of Accounting Principles to Loan Commitments." The SEC staff does not believe an asset results from the expected future cash flows of servicing a committed loan until the servicing assets have been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. SAB 105 is effective for all new loan commitments entered into beginning April 1, 2004. We have followed an accounting methodology consistent with the guidance in SAB 105; accordingly, the adoption of SAB 105 has not had a material effect on our consolidated financial statements.

Stock-Based Compensation

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (Revised), Share-based Payment, ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply FAS 123(R) in the third quarter of 2005. The scope of FAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes the Accounting Principles Board (the "APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"). FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, FAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the had the preferable fair-value-based method been used.

         FAS 123(R) provides three methods for companies to transition to the new standard requiring the expensing of options. Companies may elect to (i) restate results for prior quarters in the fiscal year of adoption of FAS 123(R) to reflect the FAS 123 proforma compensation costs, or (ii) restate results for prior periods, whether annual or quarterly, to reflect the FAS 123 proforma compensation costs. We are in the process of determining which transition approach to use and the effect, if any, such transition approach will have on our financial statements.

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

         In October 2003, the American Institute of Cetified Public Accountants (the "AICPA") issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

Variable Interest Entities

         In January 2003, the FASB released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Fin 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. We do not have interests in special purpose entities and, accordingly, applied the provisions of FIN 46R with our first quarter 2004 financial statements.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

         In November 2003, the Emerging Issues Task Force (the "EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 are effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS Nos. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, including steps two and three of the three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1." The Company is in the process of determining the impact that this EITF will have on its financial statements.

Internal Control Over Financial Reporting

         The current objective of the Bank's Internal Control Program is to allow management to comply with FDICIA requirements and with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). Section 302 of the Act requires the CEOs and CFOs of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to report on internal control over financial reporting. The SEC requires us to comply with Section 404 by the year ending December 31, 2006.

         The Committee of Sponsoring Organizations (COSO) methodology may be used to document and test the internal controls pertaining to the accuracy of Company issued financial statements and related disclosures. COSO requires a review of the control environment (including anti-fraud and audit committee effectiveness), risk assessment, control activities, information and communication, and ongoing monitoring.

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk.

         See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk

ITEM 8. Financial Statements and Supplementary Data.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Berkshire Bancorp Inc.


We have audited the accompanying consolidated statements of financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the interim standards adopted by the Public Company Accounting Oversight Board (United States), the effectiveness of The Berkshire Bank's (a subsidiary of Berkshire Bancorp Inc.) internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2005 expressed an unqualified opinion on management's assertion that The Berkshire Bank maintained effective internal control over financial reporting.


/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 29, 2005

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                          December 31,      December 31,
                                                             2004               2003
                                                          ----------------------------
ASSETS
Cash and due from banks                                    $   9,511          $   7,478
Interest bearing deposits                                        372              1,832
Federal funds sold                                             7,500                 --
                                                           ---------          ---------
Total cash and cash equivalents                               17,383              9,310
Investment Securities:
 Available-for-sale                                          630,968            569,137
 Held-to-maturity, fair value of $633
  in 2004 and $715 in 2003                                       624                711
                                                           ---------          ---------
Total investment securities                                  631,592            569,848
Loans, net of unearned income                                286,979            294,756
 Less: allowance for loan losses                              (2,927)            (2,593)
                                                           ---------          ---------
Net loans                                                    284,052            292,163
Accrued interest receivable                                    6,014              5,298
Premises and equipment, net                                    8,677              8,665
Goodwill, net                                                 18,549             18,549
Other assets                                                   6,382              1,836
                                                           ---------          ---------
Total assets                                               $ 972,649          $ 905,669
                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                      $  42,191          $  38,422
 Interest bearing                                            577,697            565,833
                                                           ---------          ---------
Total deposits                                               619,888            604,255
Securities sold under agreements to repurchase               127,747            114,391
Long term borrowings                                          95,605             77,745
Subordinated debt                                             15,464                 --
Accrued interest payable                                       2,516              2,208
Other liabilities                                              3,810              3,580
                                                           ---------          ---------
Total liabilities                                            865,030            802,179
                                                           ---------          ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                --                 --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   December 31, 2004, 6,748,675 shares
   December 31, 2003, 6,614,094 shares                           770                256
Additional paid-in capital                                    89,543             89,866
Retained earnings                                             28,983             22,960
Accumulated other comprehensive (loss) income, net            (2,602)               775
 Treasury Stock
 December 31, 2004,   949,610 shares
 December 31, 2003, 1,084,191 shares                          (9,075)           (10,367)
                                                           ---------          ---------
Total stockholders' equity                                   107,619            103,490
                                                           ---------          ---------
                                                           $ 972,649          $ 905,669
                                                           =========          =========


         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)



                                                                     For The Years Ended December 31,
                                                              ----------------------------------------------
                                                                2004               2003               2002
                                                              --------           --------           --------
INTEREST INCOME
Federal funds sold and interest bearing deposits              $     63           $     44           $    136
Investments securities                                          21,120             15,321             13,383
Loans, including related fees                                   18,825             19,061             18,723
                                                              --------           --------           --------
Total interest income                                           40,008             34,426             32,242
                                                              --------           --------           --------
INTEREST EXPENSE
Deposits                                                         9,833             10,130             10,410
Short-term borrowings                                            2,422                794                687
Long-term borrowings                                             3,661              2,723              2,319
                                                              --------           --------           --------
Total interest expense                                          15,916             13,647             13,416
                                                              --------           --------           --------
Net interest income                                             24,092             20,779             18,826
PROVISION FOR LOAN LOSSES                                          180                240                387
                                                              --------           --------           --------
Net interest income after
 provision for loan losses                                      23,912             20,539             18,439
                                                              --------           --------           --------
NON-INTEREST INCOME
Service charges on deposit accounts                                520                640                548
Investment securities gains                                        793              2,746              1,539
Other income                                                       506                597                200
                                                              --------           --------           --------
Total non-interest income                                        1,819              3,983              2,287
                                                              --------           --------           --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   6,886              5,873              5,183
Net occupancy expense                                            1,538              1,611              1,625
Equipment expense                                                  357                397                312
FDIC assessment                                                    115                 80                 66
Data processing expense                                            157                183                193
Other                                                            3,042              3,319              3,401
                                                              --------           --------           --------
Total non-interest expense                                      12,095             11,463             10,780
                                                              --------           --------           --------
Income before provision for taxes                               13,636             13,059              9,946
Provision for income taxes                                       6,134              5,644              4,349
                                                              --------           --------           --------
Net income                                                    $  7,502           $  7,415           $  5,597
                                                              ========           ========           ========
Net income per share:
 Basic                                                        $   1.12           $   1.12           $    .81
                                                              ========           ========           ========
 Diluted                                                      $   1.10           $   1.10           $    .81
                                                              ========           ========           ========

Dividends per share                                           $    .11           $    .09           $    .07



         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For The Years Ended December 31, 2004, 2003 and 2002
                                 (In Thousands)

                                                                                          Accumulated
                                                 Common      Stock      Additional           other
                                                              Par        paid-in         comprehensive
                                                 Shares      value       capital           (loss) net
                                                 ------      -----      ---------         -----------
Balance at January 1, 2002                        2,566       $256       $89,914            $ (281)
Net income
Acquisition of treasury shares
Exercise of stock options                                                    (24)
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                                   1,761

Comprehensive income

Cash dividends
                                                 ------       ----       -------            ------
Balance at December 31, 2002                      2,566       $256       $89,890            $1,480
Net income
Acquisition of treasury shares
Exercise of stock options                                                    (24)
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                                    (705)

Comprehensive income

Cash dividends
                                                 ------       ----       -------            ------
Balance at December 31, 2003                      2,566       $256       $89,866            $  775
Net income
Exercise of stock options                                                    (90)
Acquisition of treasury shares
Effect of reverse one-for-ten
 stock split                                     (2,309)      (230)         (233)
Effect of thirty-for-one
 stock dividend                                   7,441        744
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                                  (3,377)

Comprehensive income

Cash dividends

Balance at December 31, 2004                      7,698       $770       $89,543           $(2,602)
                                                              ====       =======           =======
                                                                                                       Total
                                                 Retained      Treasury       Comprehensive        stockholders'
                                                 earnings        stock            income              equity
                                                 --------       -------          --------            -------
Balance at January 1, 2002                       $ 11,053       $(4,950)                             $ 95,992
Net income                                          5,597                           5,597               5,597
Acquisition of treasury shares                                   (4,422)                               (4,422)
Exercise of stock options                                           126                                   102
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                          1,761               1,761
                                                                                  -------
Comprehensive income                                                              $ 7,358
                                                                                  =======
Cash dividends                                       (505)                                               (505)
                                                 --------       -------                              --------
Balance at December 31, 2002                     $ 16,145       $(9,246)                             $ 98,525
Net income                                          7,415                           7,415               7,415
Acquisition of treasury shares                                   (1,350)                               (1,350)
Exercise of stock options                                           229                                   205
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                           (705)               (705)
                                                                                  -------
Comprehensive income                                                              $ 6,710
                                                                                  =======
Cash dividends                                       (600)                                               (600)
                                                 --------      --------                              --------
Balance at December 31, 2003                     $ 22,960      $(10,367)                             $103,490
Net income                                          7,502                           7,502               7,502
Exercise of stock options                                         1,361                                 1,271
Acquisition of treasury shares                                      (69)                                  (69)
Effect of reverse one-for-ten
 stock split                                                                                             (463)
Effect of thirty-for-one
 stock dividend                                      (744)
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                         (3,377)             (3,377)
                                                                                  -------
Comprehensive income                                                              $ 4,125
                                                                                  =======
Cash dividends                                       (735)                                               (735)

Balance at December 31, 2004                     $ 28,983      $ (9,075)                             $107,619
                                                 ========      ========                              ========


         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For The Years Ended December 31,
                                                         -------------------------------------------------------
                                                                2004              2003               2002
                                                               ------            ------             -----
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $     7,502        $     7,415       $     5,597
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Realized gains on investment securities                           (793)            (4,151)           (1,729)
Net amortization of premiums of
 investment securities                                           2,282              1,405               190
Depreciation and amortization                                      590                605               414
Provision for loan losses                                          180                240               387
Increase in deferred taxes                                          --                204              (133)

  CHANGES IN ASSETS AND LIABILITIES:
 (Increase) in accrued interest receivable                        (716)            (1,192)             (707)
 (Increase) decrease in other assets                            (3,873)            (1,064)            3,026
 Increase (decrease) in accrued interest
  payable and other liabilities                                    538             (1,054)            1,316
                                                           -----------        -----------       -----------

 Net cash provided by operating activities                       5,710              2,408             8,361
                                                           -----------        -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
 Purchases                                                  (1,740,889)        (1,837,653)       (1,729,416)
 Sales, maturities and calls                                 1,674,188          1,641,186         1,603,261
Investment securities held to maturity
 Purchases                                                          91                 --                --
 Maturities                                                         --                118               780
Net decrease (increase) in loans                                 7,931            (19,221)          (23,559)
Acquisition of premises and equipment                             (602)              (294)           (2,055)
                                                           -----------        -----------       -----------

Net cash (used in) investing activities                        (59,281)          (215,864)         (150,989)
                                                           -----------        -----------       -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For The Years Ended December 31,
                                                         -------------------------------------------------------
                                                                2004              2003               2002
                                                               ------            ------             -----
  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest
 bearing deposits                                                3,769              7,102             1,157
Net increase in interest bearing deposits                       11,864            123,335           133,885
Increase (decrease) in securities sold
 under agreements to repurchase                                 13,356             67,718            (7,083)
Proceeds from long term debt                                    37,164             20,046            34,923
Repayment of long term debt                                    (19,304)                --           (19,502)
Proceeds from issuance of
 subordinated debentures, net                                   14,791                 --                --
Acquisition of treasury stock                                      (69)            (1,350)           (4,422)
Proceeds from exercise of common
 stock options                                                   1,271                205               102
Cash paid for fractional shares                                   (463)                --                --
Dividends paid                                                    (735)              (600)             (505)
                                                           -----------        -----------       -----------
Net cash provided by financing activities                       61,644            216,456           138,555
                                                           -----------        -----------       -----------
  Net increase (decrease) in cash
   and cash equivalents                                          8,073              3,000            (4,073)
  Cash and cash equivalents at
   beginning of year                                       $     9,310        $     6,310       $    10,383
                                                           -----------        -----------       -----------
  Cash and cash equivalents at
   end of year                                             $    17,383        $     9,310       $     6,310
                                                           ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash used to pay interest                                $    15,608        $    14,787       $    12,474
  Cash used to pay income taxes,
   net of refunds                                          $     5,960        $     2,015       $     5,692



         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2004 and 2003


Note A - ORGANIZATION AND CAPITALIZATION

         Organization

         Berkshire Bancorp Inc. ("Berkshire" or the "Company" or "we" and similar pronouns), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

         The Bank was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office and branch is in mid-town Manhattan. The Bank has one other branch in lower Manhattan, three branches in Brooklyn, New York, and four branches in Orange and Sullivan Counties in New York State.

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

         Stock Split and Stock Dividend

         At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a stock dividend in Common Stock (the "Stock Dividend) which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

         Trust Preferred Securities

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "Debentures") issued by the Company. The Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%.

         Based on current interpretations of the banking regulators, the Debentures qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance. The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI under the preferred capital securities sold by BCTI to investors. FIN46(R) precludes consideration of the

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note A - (continued)

call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI expected residual returns. Accordingly, BCTI is not included in the consolidated balance sheet of the Company.

         The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI as a result of the adoption of FIN 46(R). This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

Note B - SUMMARY OF ACCOUNTING POLICIES

1.       Basis of Financial Statement Presentation

         The consolidated financial statements include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), East 39, LLC and the Bank, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

         The Company provides disclosures under Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment and, accordingly, one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

2.       Investment Securities

         The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in securities are classified in one of three categories: held to maturity, trading or available for sale. Investments for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Available- for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

         In November 2003, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached consensus opinion on EITF Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. The Company adopted EITF 03-1 as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115 that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

         Other-Than-Temporary Impairment - EITF 03-1

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 are effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS Nos. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The Board has directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1,

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

including steps two and three of the three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1." The Company is in the process of determining the impact that this EITF will have on its financial statements.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

         Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues" (SAB No. 102), codified in SAB No. 103, provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.

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

         Loan Commitments Accounted for as Derivative Instruments

         The SEC staff recently released Staff Accounting Bulletin (SAB) 105, "Loan Commitments Accounted for as Derivative Instruments." SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

         The Company adopted SFAS No. 149 ("SFAS No. 149"), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

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

6.       Goodwill

         Goodwill resulted from the acquisition of The Berkshire Bank in 1999 and GSB Financial Corporation in 2001. The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2004.

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

8.       Net Income Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average share and per share information in 2003 and 2002 have been retroactively restated to reflect the stock split and stock dividend discussed in Note A.

9.       Stock Based Compensation

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (Revised), Share-based Payment, ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply FAS 123(R) in the third quarter of 2005. The scope of FAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, FAS 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the had the preferable fair-value-based method been used.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

         The Company follows the disclosure provisions of FAS 123 which introduced a method of accounting for employee stock-based compensation plans based upon the fair value of the awards on the date they are granted. Under this fair-value- based method, public companies estimate the fair value of stock options using a pricing model, such as the Black-Scholes model, which requires inputs such as the expected volatility of the stock price and an estimate of the dividend yield over the option's expected life. The FASB, however, does not require the use of this method until the first quarter of our 2006 fiscal year. Entities that continue to account for stock option plans under the existing method (APB No. 25) are required to disclose proforma net income and earnings per share, as if the fair value method had been used.

         At December 31, 2004, the Company has one stock-based employee compensation plan, which is more fully described in Note K. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                             For The Years Ended December 31,
                                                          --------------------------------------
                                                            2004             2003          2002
                                                            ----             ----          ----
                                                         (In thousands, except per share amounts)

Net income                               As Reported:     $ 7,502          $ 7,415       $ 5,597
Less: Stock based compensation
costs determined under fair
value methods for all awards                                   --               32           680
                                                          -------          -------       -------
                                         Pro Forma:       $ 7,502          $ 7,383       $ 4,917
                                                          =======          =======       =======

Basic earnings per share                 As Reported:     $  1.12          $  1.12       $   .81
                                         Pro Forma:          1.12             1.11           .72

Diluted earnings per share               As Reported:        1.10             1.10           .81
                                         Pro Forma:          1.10             1.09           .71

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. The Company did not grant stock options in 2004, 2003 and 2002.

10.      Cash Equivalents

         The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

11.      Restrictions on Cash and Due From Banks

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $2,763,000, $1,032,000 and $1,155,000 at December 31, 2004, 2003
and 2002, respectively.

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


                                                                     Year Ended December 31, 2004
                                                         ---------------------------------------------------
                                                                                  Tax
                                                            Before tax         (expense)        Net of tax
                                                              amount            benefit           Amount
                                                         ----------------    -------------    --------------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                                       $ (4,014)         $ 1,711          $ (2,303)
  Less reclassification adjustment for
   gains realized in net income                                    793             (317)              476
                                                              --------          -------          --------
Unrealized (loss) on investment securities                      (4,807)           2,028            (2,779)
Change in minimum pension liability                               (598)                              (598)
                                                              --------          -------          --------
Other comprehensive income (loss), net                        $ (5,405)         $ 2,028          $ (3,377)
                                                              ========          =======          ========

                                                                     Year Ended December 31, 2003
                                                          -------------------------------------------------
                                                                                Tax
                                                            Before tax       (expense)         Net of tax
                                                              amount          benefit            Amount
                                                          -------------   --------------    --------------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                                       $  1,231          $   (491)        $     740
  Less reclassification adjustment for
   gains realized in net income                                  2,746            (1,097)            1,649
                                                              --------          --------         ---------
Unrealized (loss) on investment securities                      (1,515)              606              (909)
Change in minimum pension liability                                340              (136)              204
                                                              --------          --------         ---------
Other comprehensive income (loss), net                        $ (1,175)         $    470         $    (705)
                                                              ========          ========         =========

                                                                     Year Ended December 31, 2002
                                                           -----------------------------------------------
                                                                                Tax
                                                            Before tax       (expense)        Net of tax
                                                              amount          benefit           Amount
                                                           -------------   --------------   --------------
Unrealized gains on investment securities:
  Unrealized holding gains
   arising during period                                      $ 4,760           $ (1,872)        $  2,888
  Less reclassification adjustment for
   gains realized in net income                                 1,539               (616)             923
                                                              -------           --------         --------
Unrealized gain on investment securities                        3,221             (1,256)           1,965
Minimum pension liability                                        (340)               136             (204)
                                                              -------           --------         --------
Other comprehensive income, net                               $ 2,881           $ (1,120)        $  1,761
                                                              =======           ========         ========

13.      Reclassifications

         Certain amounts in the December 31, 2003 and 2002 financial statements have been reclassified to conform to the current period's presentation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities:

                                                               December 31, 2004
                                     ---------------------------------------------------------------------
                                                           Gross               Gross
                                       Amortized         unrealized         unrealized           Fair
                                         Cost              gains              losses            value
                                     -------------    ----------------    ---------------   --------------
                                                                  (In thousands)
Investment securities
U.S. Government Agencies                $   624            $    10            $    (1)        $    633
                                        -------            -------            --------        --------
 Totals                                 $   624            $    10            $    (1)        $    633
                                        =======            =======            =======         ========
                                                               December 31, 2004
                                     ---------------------------------------------------------------------
                                                           Gross               Gross
                                       Amortized         unrealized         unrealized           Fair
                                         Cost              gains              losses            value
                                     -------------    ----------------    ---------------   --------------
                                                                  (In thousands)
Investment securities
U.S. Government Agencies                $   711            $     4            $    --         $    715
                                        -------            -------            --------        --------
 Totals                                 $   711            $     4            $    --         $    715
                                        =======            =======            =======         ========

                  The following is a summary of available-for-sale investment securities:

                                                               December 31, 2004
                                     ---------------------------------------------------------------------
                                                           Gross               Gross
                                       Amortized         unrealized         unrealized           Fair
                                         Cost              gains              losses            value
                                     -------------    ----------------    ---------------   --------------
                                                                  (In thousands)
Investment securities
U.S. Treasury and Notes                 $ 24,896           $    --            $  (174)        $ 24,722
U.S. Government Agencies                 471,018                97             (3,844)         467,271
Mortgage-backed securities               109,822               504               (996)         109,330
Corporate notes                           21,089               692               (154)          21,627
Municipal securities                       1,307               134                 --            1,441
Marketable equity
 securities and other                      6,363               279                (65)           6,577
                                        --------           -------            -------         --------
 Totals                                 $634,495           $ 1,706            $(5,233)        $630,968
                                        ========           =======            =======         ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - (continued)

                                                               December 31, 2004
                                     ---------------------------------------------------------------------
                                                           Gross               Gross
                                       Amortized         unrealized         unrealized           Fair
                                         Cost              gains              losses            value
                                     -------------    ----------------    ---------------   --------------
                                                                  (In thousands)
Investment securities
U.S. Treasury and Notes                 $ 39,941           $    --            $   (94)        $ 39,847
U.S. Government Agencies                 419,175               637             (3,059)         416,753
Mortgage-backed securities                93,875             3,838               (265)          97,448
Corporate notes                            1,570               214               (122)           1,662
Municipal securities                         991                70                 --            1,061
Marketable equity
 securities and other                     12,305               177               (116)          12,366
                                        --------           -------            -------         --------
 Totals                                 $567,857           $ 4,936            $(3,656)        $569,137
                                        ========           =======            =======         ========

         The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004 (in thousands):

                                     Less than 12 months              12 months or longer                    Total
                                ------------------------------   -----------------------------   -----------------------------
Description of Securities         Fair Value      Unrealized       Fair Value     Unrealized       Fair Value     Unrealized
                                                    Losses                          Losses                          Losses
U.S. Treasury and Notes             $ 14,796        $   132          $  9,926       $    42          $ 24,722       $   174
U.S. Government Agencies             253,526          1,586           192,661         2,259           446,187         3,845
Mortgage-backed securities            73,271            897             8,924            99            82,195           996
Corporate notes                        4,941             58                --            96             4,941           154
Municipal securities                      --             --                --            --                --            --
                                    --------        -------          --------       -------          --------       -------
Subtotal, debt securities            346,534          2,673           211,511         2,496           558,045         5,169
Marketable equity                         --             --                78            65                78            65
                                    --------        -------          --------       -------          --------       -------
securities and other
Total temporarily
impaired securities                 $346,534        $ 2,673          $211,589       $ 2,561          $558,123       $ 5,234
                                    ========        =======          ========       =======          ========       =======

         The Company had a total of 97 debt securities with a fair market value of $558.05 million which were temporarily impaired at December 31, 2004. The total unrealized loss on these securities was $5.17 million, all but $96,000 of such unrealized loss being attributable to interest rate movements. We have the ability to hold these securities, all but 2 of which are US Government and US Government Agency securities to maturity, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

         We also had 4 equity securities with an aggregated fair market value of $78,000 which were temporarily impaired at December 31, 2004. The total unrealized loss on these securities was $65,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

         The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2004 and 2003 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                     December 31, 2004
                                           ------------------------------------------------------------------------
                                                    Available for Sale                      Held to Maturity
                                           ------------------------------------  ----------------------------------
                                            Amortized                 Fair             Amortized            Fair
                                              Cost                   Value               Cost              Value
                                            ---------                 ----             ---------            ----
                                                                       (In thousands)
Due in one year or less                      $ 24,941             $   24,862            $    --           $    --
Due after one through
five years                                    185,421                184,416                 58                59
Due after five through
ten years                                     211,919                209,806                 93                93
Due after ten years                           198,440                197,192                473               481
Marketable equity
securities and other                           13,774                 14,692                 --                --
                                             --------               --------           --------          --------
 Totals                                      $634,495               $630,968           $    624          $    633
                                             ========               ========           ========          ========
                                                                     December 31, 2003
                                           ------------------------------------------------------------------------
                                                    Available for Sale                      Held to Maturity
                                           ------------------------------------  ----------------------------------
                                            Amortized                 Fair             Amortized            Fair
                                              Cost                   Value               Cost              Value
                                            ---------                 ----             ---------            ----
                                                                       (In thousands)
Due in one year or less                      $     --             $       --            $    --           $    --
Due after one through
five years                                    102,626                102,654                 74                74
Due after five through
ten years                                     196,934                195,168                 70                70
Due after ten years                           255,992                258,949                567               571
Marketable equity
securities and other                           12,305                 12,366                 --                --
                                             --------               --------           --------          --------
 Totals                                      $567,857               $569,137           $    711          $    715
                                             ========               ========           ========          ========

         Gross gains realized on the sales of investment securities for the years ended December 31, 2004, 2003 and 2002 were $965,000, $2.91 million and $1.54 million, respectively. Gross losses were $172,000 and $163,000 for the years ended December 31, 2004 and 2003. Gross losses were not material for the year ended December 31, 2002.

         As of December 31, 2004 and 2003, securities sold under agreements to repurchase with a book value of approximately $127.75 million and $114.39 million, respectively, were outstanding. As of December 31, 2004 and 2003, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

         On November 7, 2002, we sold our 24.9% interest in a merchant credit card processing company for $285,000, which represents our initial purchase price in December 1999. We accounted for our interest in this company under the equity method of accounting and have recorded approximately $200,000 in net losses since December 1999. In addition, the Bank had loans outstanding totaling $295,000 to this company which are being repaid as a result of this transaction. At December 31, 2003, the purchase price to Berkshire had been paid in full.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE D - LOANS

         Major classifications of loans are as follows:


                                                  December 31,        December 31,
                                                      2004                2003
                                                ----------------    ----------------
                                                           (In thousands)
Commercial and professional loans                   $ 16,498            $ 22,228
Secured by real estate
 1 - 4 family                                        155,079             169,589
 Multi family                                          4,600               6,608
 Non-residential                                     109,597              94,956
Consumer                                               1,989               2,239
                                                    --------            --------
                                                     287,763             295,620
Deferred loan fees                                      (784)               (864)
Allowance for loan losses                             (2,927)             (2,593)
                                                    --------            --------
                                                    $284,052            $292,163
                                                    ========            ========

         Changes in the allowance for loan losses are as follows:


                                                    For The Years Ended December 31,
                                       ---------------------------------------------------------
                                             2004                 2003               2002
                                       -----------------    ----------------   -----------------
                                                            (In thousands)
Balance at beginning                         $ 2,593             $ 2,315             $ 2,030
 of year
Provision charged to                             180                 240                 387
 operations
Loans charged off                                 24                  17                 199
Recoveries                                       178                  55                  97
                                             -------             -------             -------
Balance at end of year                       $ 2,927             $ 2,593             $ 2,315
                                             =======             =======             =======


         The Company had $343,000, $109,000 and $59,000 non accrual loans as of December 31, 2004, 2003 and 2002, respectively, and $50,000 of loans delinquent more than ninety days and still accruing interest at December 31, 2004. The Company did not have any impaired loans or loans past due more than 90 days and still accruing interest as of December 31, 2003 and 2002.

         The Company, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2004, loans to these related parties amounted to $10.4 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties at December 31, 2004, resulted in new loans of $5.7 million and repayments of approximately $5.7 million.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                            Estimated             December 31,           December 31,
                                           useful lives               2004                   2003
                                       --------------------    -------------------    -------------------
                                                                             (In thousands)
Land                                   Indefinite                     $ 3,817                $ 3,817
Buildings                              39 years                         4,059                  4,059
Furniture and equipment                3 to 10 years                    2,573                  2,318
Leasehold improvements                 2 to 10 years                      968                    620
                                                                      -------                -------
                                                                       11,417                 10,814
Accumulated depreciation
and amortization                                                       (2,740)                (2,149)
                                                                      -------                -------
Total                                                                 $ 8,677                $ 8,665
                                                                      =======                =======

         Depreciation and amortization expense was approximately $591,000, $605,000 and $279,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $109.74 million and $110.08 million as of December 31, 2004 and 2003, respectively.

The scheduled maturities of all certificates of deposit are as follows:


                                         December 31, 2004
                                         -----------------
                                          (In thousands)
                         2005                 $218,680
                         2006                   51,673
                         2007                    1,877
                         2008                    2,026
                         2009                       53
                                             ---------
                                             $ 274,309
                                             =========

NOTE G - BORROWINGS

         Short-Term Borrowings Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:


                                                                         Year Ended December 31,
                                                            --------------------------------------------------
                                                                 2004              2003              2002
                                                            ---------------   --------------    --------------
                                                                          (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased
    Balance at year-end                                         $127,747          $114,391          $ 46,673
    Average during the year                                     $129,794          $ 57,554          $ 38,433
    Maximum month-end balance                                   $148,753          $114,391          $ 47,407
    Weighted average rate during the year                           1.87%             1.68%             1.79%
    Rate at December 31                                             2.27%             1.73%             1.46%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note G - (continued)

         Long-Term Borrowings At December 31, 2004, advances from the Federal Home Loan Bank ("FHLB") totaling $95.6 million will mature within one to ten years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 3.83%. Unused lines of credit at the FHLB were $46.5 million at December 31, 2004.

         Outstanding long-term borrowings mature as follows (in thousands):

                   Year               Amount
                  ------            ---------
                  2005              $   2,638
                  2006                  8,719
                  2007                 34,578
                  2008                 19,976
                  2009                 15,694
                  Thereafter           14,000
                                    ---------

                  Total             $  95,605
                                    =========

NOTE H - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                      Year Ended December 31, 2004
                                                  (In thousands, except per share data)
                                        -----------------------------------------------------------
                                             Income               Shares             Per share
                                           (numerator)         (denominator)           amount
                                        -----------------   -------------------   -----------------
Basic earnings per share
 Net income available to
  common stockholders                         $ 7,502               6,672              $ 1.12
Effect of dilutive securities
 Options                                           --                 176                (.02)
                                              -------             -------              ------

Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                         $ 7,502               6,848              $ 1.10
                                              =======             =======              ======
                                                      Year Ended December 31, 2003
                                                  (In thousands, except per share data)
                                        -----------------------------------------------------------
                                             Income               Shares             Per share
                                           (numerator)         (denominator)           amount
                                        -----------------   -------------------   -----------------
Basic earnings per share
 Net income available to
  common stockholders                         $ 7,415               6,636              $ 1.12
Effect of dilutive securities
 Options                                           --                 111                (.02)
                                              -------             -------              ------

Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                         $ 7,415               6,747              $ 1.10
                                              =======             =======              ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE H - (continued)

                                                            Year Ended December 31, 2002
                                                       (In thousands, except per share data)
                                            --------------------------------------------------------
                                                 Income               Shares            Per share
                                               (numerator)         (denominator)          amount
                                            -----------------   -------------------   --------------
Basic earnings per share
 Net income available to
  common stockholders                            $ 5,597                6,876              $  .81
Effect of dilutive securities
 Options                                              --                   33                 .--
                                                 -------              -------               -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                            $ 5,597                6,909              $  .81
                                                 =======              =======              ======

         Options to purchase 115,375 shares of common stock for $30.00 to $38.00 per share were outstanding during the year ended December 31, 2002. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price for the Company's common stock during this period.

NOTE I - INCOME TAXES

         The components of income tax expense are as follows:

                                                     Years Ended December 31,
                                  ---------------------------------------------------------------
                                           2004                 2003                 2002
                                           ----                 ----                 ----
Current                                $ 6,515,000          $ 5,848,000          $ 4,216,000
Deferred Taxes (Benefit)                  (381,000)            (204,000)             133,000
                                       -----------          -----------          -----------
                                       $ 6,134,000          $ 5,644,000          $ 4,349,000
                                       ===========          ===========          ===========

         A reconciliation of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:


                                                     Years Ended December 31,
                                  ---------------------------------------------------------------
                                           2004                 2003                 2002
                                           ----                 ----                 ----
Effective Tax Reconciliation
Tax at statutory rate                  $ 4,636,000          $ 4,439,000          $ 3,381,000
State and City, net of federal
 income tax benefit                      1,423,000            1,211,000              940,000
Tax exempt income                               --              (76,000)             (53,000)
Other                                       75,000               70,000               81,000
                                       -----------          -----------          -----------
Actual provision for
 income taxes                          $ 6,134,000          $ 5,644,000          $ 4,349,000
                                       ===========          ===========          ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note I - (continued)

         The tax effect of the principal temporary differences at December 31, 2004 and 2003 are as follows:


                                                        December 31,
                                            ------------------------------------
                                               2004                    2003
                                               ----                    ----
Net deferred tax assets
 Loan loss provision                        $1,359,000                1,215,000
 Depreciation                                   92,000                    9,000
 Other                                         234,000                   80,000
 Unrealized (gain) loss on
  investment securities                      1,528,000                 (500,000)
                                            ----------              -----------
Net deferred tax asset
 included in other assets                   $3,213,000              $   804,000
                                            ==========              ===========

NOTE J - STOCK PLANS

         In March 1999, the stockholder's of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 314,250 and 337,125 as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, 50,834 options and 171,294 options, respectively, were also outstanding as a result of the GSB acquisition. The Company did not grant options in 2004, 2003 and 2002.

A summary of activity with respect to the Stock Option Plan follows:


                                                              December 31,
                           --------------------------------------------------------------------------------------
                                      2004                        2003                          2002
                           ---------------------------  ----------------------------  ---------------------------
                                         Weighted                     Weighted                      Weighted
                                         Average                      Average                       Average
                                         Exercise                     Exercise                      Exercise
                             Shares       Price          Shares        Price           Shares        Price
                             ------       -----          ------        -----           ------        -----
Outstanding at
beginning of                 508,419      $10.12          532,503       $10.10          574,788       $ 9.91
year
Granted                           --      $   --               --       $   --               --       $   --
Cancelled                     (1,500)     $10.00               --       $   --          (19,527)      $ 9.04
Exercised                   (141,835)     $ 8.95          (24,084)      $ 8.61          (22,758)      $ 7.25
                            --------                     --------                      --------
Outstanding at
end of year                  365,084      $10.65          508,419       $10.12          532,503       $10.10
                            ========                     ========                      ========
Exercisable at
end of year                  365,084      $10.65          497,394       $10.16          502,500       $11.03
                            ========                     ========                      ========
Weighted average
fair value of
options granted
during the year                           $   --                        $   --                        $   --
                                          ======                        ======                        ======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note J - (continued)

         The following table summarizes information about options outstanding at December 31, 2004:


                            Options Outstanding                                            Options Exercisable
---------------------------------------------------------------------------            ----------------------------

                                Number             Weighted                             Number
                             outstanding            average        Weighted           outstanding       Weighted
                                  at               remaining        average                at            average
   Range of                  December 31,         contractual      exercise          December 31,       exercise
exercise prices                  2004            life (years)        price               2004             price
---------------                 ------           ------------       -------             ------           ------
$ 5.98 -  8.78                  50,834               3.21           $ 8.53               50,834          $ 8.53
 10.00 - 12.67                 314,250               1.53            10.99              314,250           10.99
                              --------                                                 --------
                               365,084                                                  365,084
                              ========                                                 ========

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

         The following table summarizes the major categories of Plan assets as of the dates indicated:

                                                                    December 31,
                                         -------------------------------------------------------------------
                                                       2004                               2003
                                         --------------------------------   --------------------------------
                                           Fair Value       % of Total        Fair Value        % of Total
                                         --------------   ---------------   --------------    --------------
                                                          (In thousands, except percentages
Mutual Funds
 International Equity Fund                  $   120             6.64%          $   127             6.99%
 Large Cap Equity Growth Fund                   793            43.94               831            45.76
 International Investment
  Grade Bond Fund                               550            30.47               570            31.39
Small Cap Equity Growth Fund                    118             6.54               122             6.72
Corporate Common Stocks(1)                      216            11.97               157             8.65
Cash and cash equivalents                         8             0.44                 9             0.49

                                            -------           ------           -------           ------
Total Plan Assets                           $ 1,805           100.00%          $ 1,816           100.00%


----------
(1) Includes 4,500 shares of the Company's Common Stock with a market value of $92,250 and $75,000 at December 31, 2004 and 2003, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note K - (continued)

         The assets of the plan are primarily invested in well diversified common stock and fixed income funds designed to minimize risk while maximizing expected portfolio returns. To achieve the long term rate of return, plan assets will be invested in a mixture of instruments, including but not limited to, corporate common stock, investment grade bond funds, small and large cap equity funds and international equity funds. The allocation of assets will be determined by the Investment Manager, and will typically include 50% to 70% equities, with the remainder invested in fixed income and a minimal amount of cash. Presently, this diversified portfolio is expected to return approximately 8.50% in the long run.

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

Assumptions

         Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:


                                                          December 31,
                                                  -----------------------------
                                                      2004            2003
                                                  -------------   -------------
Discount rate                                         5.75%           6.60%
Rate of compensation increase                         5.00%           5.00%



         Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004 and 2003 were as follows:


                                                          December 31,
                                                  -----------------------------
                                                      2004            2003
                                                  -------------   -------------
Discount rate                                         6.60%           7.25%
Rate of compensation increase                         5.00%           5.00%
Expected return on plan assets                        8.50%           8.50%
Measurement date                                   1/1/2004        1/1/2003

         A summary of the components of net periodic pension cost for the years ended December 31, 2004, 2003 and 2002 is as follows:


                                                    December 31,
                                       ---------------------------------------
                                          2004          2003            2002
                                       ----------   ------------      --------
Service cost-benefits earned
 during the period                     $ 243,916      $ 195,162      $  48,883
Interest cost on projected
 benefit obligation                      121,005        107,211         98,897
Expected return on plan assets          (150,145)      (123,482)      (148,973)

Net amortization and deferral             37,428         43,208         18,370
                                       ---------      ---------      ---------
Net pension cost of defined
 benefit plan                          $ 252,204      $ 222,099      $  17,177
                                       =========      =========      =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2004 and 2003:

                                                      December 31,
                                      ------------------------------------------
                                              2004                   2003
                                      --------------------   --------------------
Actuarial present value of vested
 accumulated benefit obligations          $ 2,316,075            $ 1,807,366
Actuarial present value of
 accumulated benefit obligations            2,316,075              1,814,032
                                          -----------            -----------
Projected benefit obligations             $(2,316,075)           $(1,814,032)
Fair value of plan assets                   1,804,866              1,815,905
                                          -----------            -----------
Excess of projected benefit
 obligation over fair value
 of plan assets                              (511,209)                 1,873
Unrecognized prior service cost               139,244                157,614
Unrecognized net loss                         597,925                318,677
                                          -----------            -----------
Prepaid pension cost, included
 in other assets                          $   225,960            $   478,164
                                          ===========            ===========


Estimated Future Benefit Payments

         We estimate future benefit payments to be as follows:


                                                    Benefit
                Years                              Payments
                -----                              --------
                2005                                139,230
                2006                                144,405
                2007                                176,105
                2008                                161,432
                2009                                263,881
                Years 2010-2014                   1,042,795


Company Contributions

         During the fiscal year ending December 31, 2005, the Company expects to contribute approximately $58,000 to its Retirement Plan.

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



                                                       December 31, 2002
                                                     ---------------------
Change in benefit obligation                             (In thousands)
  Benefit obligation at beginning of year                   $  1,193
  Service cost                                                    --
  Interest cost                                                   84
  Actual loss                                                     85
  Benefits paid                                                  (91)
                                                            --------
  Benefits obligations at end of year                          1,271

Change in plan assets
  Fair value of plan assets
   at beginning of year                                        1,309
  Actual return on plan assets                                  (917)
  Employer contribution                                           --
  Benefits paid                                                  (91)
                                                            --------
  Fair value of plan assets
   at end of year                                              1,127
  Funded status                                                 (144)
  Unrecognized net actuarial loss                                340
                                                            --------
  Prepaid benefit cost (included in
   other assets)                                            $    196
                                                            ========


Net pension cost included the following components:


                                            Year Ended December 31,
                                 ---------------------------------------------
                                     2004           2003             2002
                                 ------------   -------------   --------------
                                               (In thousands)
Service cost                       $    --        $    --          $    --
Interest cost on projected
benefit obligation                      --             --               84
Expected return on plan                 --             --              (88)
assets
Purchase accounting change              --             --               --
                                   -------        -------          -------
Net periodic benefit cost          $    --        $    --          $     4
                                   =======        =======          =======

         The assumed discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.25% in 2002.

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


                                                         December 31,
                                                -------------------------------
                                                    2004             2003
                                                -----------      --------------
                                                         (In thousands)

Change in benefit obligation
  Benefit obligation at beginning of year         $   715              $   718
  Service cost                                         --                   --
  Interest cost                                        43                   47
  Actual loss                                          10                    2
  Benefits paid                                       (49)                 (52)
                                                 --------             --------
  Benefits obligation at end of year                  719                  715
                                                 --------             --------

Change in plan assets
  Fair value of plan assets
   at beginning of year                                --                   --
  Actual return on plan assets                         --                   --
  Employer contribution                                49                   52
  Benefits paid                                       (49)                 (52)
                                                 --------             --------
  Fair value of plan assets
   at end of year                                      --                   --
                                                 --------             --------

  Funded status                                      (719)                (715)
  Unrecognized net actuarial loss                      25                   15
                                                 --------             --------
  Accrued benefit cost (included in
   other liabilities)                            $    694             $    700
                                                 ========             ========


Net benefit cost included the following components:


                                               Year Ended December 31,
                                      ----------------------------------------
                                             2004                  2003
                                      -------------------   ------------------
                                                    (In thousands)
Service cost                                $     --             $     --
Interest cost on projected
 benefit obligation                               43                   47
Actual return on plan assets                      --                   --
                                            --------             --------
Net periodic benefit cost                   $     43             $     47
                                            ========             ========

         The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.125% and 6.75% in 2004 and 2003, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

4.       401(k) Plans

         The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $89,000, $76,000 and $105,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.       Deferred Compensation Arrangements

         GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2004 and 2003, the balance accumulated under these arrangements was approximately $241,000 and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.       Leases and Other Commitments

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2005 through 2012. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:


              Year Ending                     (In thousands)
              December 31,
              --------------------
              2005                                 $   712
              2006                                     713
              2007                                     727
              2008                                     537
              2009                                     475
              Thereafter                               531
                                                   -------
                                                   $ 3,695
                                                   =======

         Rental expense was approximately $964,000, $699,000 and $811,000 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Included in rental expense was approximately $298,000, $270,000 and $255,000 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively, which was paid to a company affiliated with a director of the Company.

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are outlined below.

         For cash and cash equivalents, the recorded book values of $17.38 million and $9.31 million at December 31, 2004 and 2003, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                                      December 31,
                                         -----------------------------------------------------------------------
                                                       2004                                 2003
                                         --------------------------------   ------------------------------------
                                            Carrying         Estimated          Carrying           Estimated
                                             amount         fair value           amount            fair value
                                         --------------   ---------------   -----------------   ----------------
                                                                     (In thousands)
Investment securities                       $631,592         $631,601            $569,848           $569,852
Loans, net of unearned income                286,979          291,460             294,756            301,647
Time Deposits                                274,309          273,397             317,480            318,450
Repurchase Agreements                        127,747          127,442             114,391            114,462
Long-term Debt                               111,069          112,598              77,745             81,053

         The net loan portfolio at December 31, 2004 and 2003 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

         The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $132,000 and $180,000 at December 31, 2004 and 2003, respectively.

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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                      December 31,
                                          -------------------------------------
                                               2004                   2003
                                          ---------------      ----------------
                                                    (In thousands)

Unused lines of credit                        $ 15,859             $ 11,243
Commitments to extend credit                        --                2,011
Standby letters of credit and financial
 guarantees written                                750                  775
                                               -------             --------
                                              $ 16,609             $ 14,029
                                              ========             ========
Interest rate caps-notional amount            $ 25,000             $ 30,000
                                              ========             ========

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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2004 varies up to 100%.

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2004 are $750,000 and they expire through 2006. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE N - (continued)

         The Bank grants loans primarily to customers in New York and its immediately adjacent suburban communities. Although the Bank has a diversified loan portfolio, a large portion of their loans are secured by commercial or residential real property. The Bank does not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Bank has diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. Commercial and standby letters of credit were granted primarily to commercial borrowers.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2004, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note O - (continued)

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2004 and 2003 (dollars in thousands):

                                                                                                             To be well
                                                                                                         capitalized under
                                                                                For capital              prompt corrective
                                                          Actual             adequacy purposes           action provisions
                                                          ------             -----------------           -----------------

                                                          Amount       Ratio       Amount      Ratio      Amount     Ratio
                                                          ------       -----       ------      -----      ------     -----
December 31, 2004
Total Capital (to Risk-Weighted Assets)
  Company                                                110,063       30.1%       29,234     >=8.0%           --      N/A
  Bank                                                    82,970       24.1%       27,533     >=8.0%       34,416    >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                107,136       29.3%       14,617     >=4.0%           --      N/A
  Bank                                                    80,042       23.3%       13,766     >=4.0%       20,649     >=6.0%

Tier I Capital (to Average Assets)
  Company                                                107,136       11.2%       38,250     >=4.0%           --      N/A
  Bank                                                    80,042        8.6%       37,240     >=4.0%       46,550     >=5.0%

                                                                                                             To be well
                                                                                                         capitalized under
                                                                                For capital              prompt corrective
                                                          Actual             adequacy purposes           action provisions
                                                          ------             -----------------           -----------------

                                                          Amount       Ratio       Amount      Ratio      Amount     Ratio
                                                          ------       -----       ------      -----      ------     -----
December 31, 2003
Total Capital (to Risk-Weighted Assets)
  Company                                                 86,759       26.1%       26,630     >=8.0%           --      N/A
  Bank                                                    60,675       19.1%       25,417     >=8.0%       31,772    >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                 84,166       25.3%       13,315     >=4.0%           --      N/A
  Bank                                                    58,082       18.3%       12,709     >=4.0%       19,063     >=6.0%

Tier I Capital (to Average Assets)
  Company                                                 84,166       10.7%       31,410     >=4.0%           --      N/A
  Bank                                                    58,082        7.0%       33,391     >=4.0%       41,739     >=5.0%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                          December 31,
                                               --------------------------------
                                                   2004                2003
                                               ------------        ------------
ASSETS

Cash                                            $   7,415            $  12,035
Equity investment in subsidiaries                 101,004               82,532
Investment in securities available for sale         9,022                2,901
Loans                                               6,059                6,244
Accrued interest receivable                           284                   74
Other assets                                          892                  499
                                                ---------            ---------
Total assets                                    $ 124,676            $ 104,285
                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt                               $  15,464            $      --
Other liabilities                                   1,593                  795
                                                ---------            ---------
Total liabilities                                  17,057                  795
                                                ---------            ---------

Stockholders' equity
Common stock                                          770                  256
Additional paid-in capital                         89,543               89,866
Retained earnings                                  28,983               22,960
Accumulated other comprehensive
 income, net                                       (2,602)                 775
Common stock in treasury, at cost                  (9,075)             (10,367)
                                                ---------            ---------
Total stockholders' equity                        107,619              103,490
                                                ---------            ---------
                                                $ 124,676            $ 104,285
                                                =========            =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)




                                             For The Years Ended December 31,
                                       ---------------------------------------
                                         2004            2003           2002
                                       --------        --------       --------
INCOME
Interest income from the Bank          $     71        $    106       $    207
Interest income                           1,090             795          1,149
Gain on sales of                            734           1,131              7
 investment securities
Other income (loss)                          96             407            (73)
                                       --------        --------       --------
Total income                              1,991           2,439          1,290

EXPENSES
Salaries and employee benefits              489             442            243
Interest expense                            463              --             --
Other expenses                            1,058             759            505
                                       --------        --------       --------
Total expenses                            2,010           1,201            748
                                       --------        --------       --------
Income (loss) before income taxes
 and equity in undistributed net
 income of the Bank                         (19)          1,238            542
Equity in undistributed
 net income of the Bank                   7,668           6,710          5,405
                                       --------        --------       --------
Income before taxes                       7,649           7,948          5,947
Provision for income taxes                  147             533            350
                                       --------        --------       --------
Net income                             $  7,502        $  7,415       $  5,597
                                       ========        ========       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                      For The Years Ended December 31,
                                                               --------------------------------------------
                                                                   2004             2003             2002
                                                                  ------           ------           -----
  Operating activities:
Net income                                                      $  7,502         $  7,415         $  5,597
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Gain on sales of investment securities                              (734)          (1,131)              (7)
Equity in undistributed net income of the Bank                    (7,668)          (6,843)          (5,405)
Dividends received from the Bank                                     500               --               --
Increase in other liabilities                                        798              294              214
Decrease in other assets                                              69              151              840
                                                                --------         --------         --------
 Net cash provided by (used in) operating activities                 467             (114)           1,239
                                                                --------         --------         --------

  Investing activities:
Investment securities available for sale
 Purchases                                                        (9,150)          (5,172)          (2,965)
 Sales                                                             3,874            9,451              775
Net decrease (increase) in loans                                     185            2,176           (1,942)
Contribution to the Bank                                         (14,791)              --               --
Transfer of premises and equipment                                    --               --           (1,292)
                                                                --------         --------         --------
Net cash provided by (used in) investing activities              (19,882)           6,455           (5,424)
                                                                --------         --------         --------

  Financing activities:
Proceeds from exercise of common stock options                     1,271              205              102
Acquisition of treasury stock                                        (69)          (1,350)          (4,422)
Cash paid for fractional shares                                     (463)              --               --
Issuance of subordinated debentures                               14,791               --               --
Dividends paid                                                      (735)            (600)            (505)
                                                                --------         --------         --------
Net cash provided by (used in) financing activities               14,795           (1,745)          (4,825)
                                                                --------         --------         --------

  Net increase (decrease) in cash and cash equivalents            (4,620)           4,596           (9,010)
  Cash and cash equivalents at beginning of year                  12,035            7,439           16,449
                                                                --------         --------         --------
  Cash and cash equivalents at end of year                      $  7,415         $ 12,035         $  7,439
                                                                ========         ========         ========

Supplemental disclosures of cash flow information:
  Cash used to pay interest                                     $    273         $     --         $     --
  Cash used to pay income taxes                                 $    419         $    375         $    146
Transfer of premises and equipment to
 subsidiary for note receivable                                 $     --         $  5,056         $     --

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


                                                                               Three Months Ended
                                                        ------------------------------------------------------------------
                                                         March 31         June 30          September 30        December 31
                                                        ----------       ----------        ------------        -----------
                         2004
                         ----
Interest income                                         $  9,638         $  9,626          $ 10,276            $ 10,468
Interest expense                                          (3,720)          (3,796)           (4,103)             (4,297)
                                                        --------         --------          --------            --------
Net interest income                                        5,918            5,830             6,173               6,171
Provision for loan losses                                    (45)             (45)              (45)                (45)
Gains on sales of securities                                  93               49               173                 478
Non-interest income                                          325              202               282                 217
Non-interest expenses                                     (2,962)          (3,172)           (3,126)             (2,835)
                                                        --------         --------          --------            --------
Income before taxes                                        3,329            2,864             3,457               3,986
Provision for taxes                                       (1,378)          (1,383)           (1,489)             (1,884)
                                                        --------         --------          --------            --------
Net income                                              $  1,951         $  1,481          $  1,968            $  2,102
                                                        ========         ========          ========            ========

Per share data
  Net income per common share
  Basic                                                 $    .29         $    .22          $    .30            $    .31
                                                        ========         ========          ========            ========
  Diluted                                               $    .28         $    .22          $    .30            $    .30
                                                        ========         ========          ========            ========

                                                                                Three Months Ended
                                                        ------------------------------------------------------------------
                                                         March 31         June 30          September 30        December 31
                                                        ----------       ----------        ------------        -----------
                         2003
                         ----
Interest income                                         $  8,378         $  8,480          $  8,621            $  8,947
Interest expense                                          (3,388)          (3,395)           (3,332)             (3,532)
                                                        --------         --------          --------            --------
Net interest income                                        4,990            5,085             5,289               5,415
Provision for loan losses                                   (105)             (45)              (45)                (45)
Gains on sales of securities                                 628            1,491               183                 444
Non-interest income                                          364              305               297                 271
Non-interest expenses                                     (2,712)          (2,727)           (3,093)             (2,931)
                                                        --------         --------          --------            --------
Income before taxes                                        3,165            4,109             2,631               3,154
Provision for taxes                                       (1,423)          (1,801)           (1,223)             (1,197)
                                                        --------         --------          --------            --------
Net income                                              $  1,742         $  2,308          $  1,408            $  1,957
                                                        ========         ========          ========            ========

Per share data
  Net income per common share
  Basic                                                 $    .26         $    .35          $    .21            $    .30
                                                        ========         ========          ========            ========
  Diluted                                               $    .26         $    .34          $    .21            $    .29
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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2004, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

ITEM 9B. Other Information

         Not Applicable

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:

Name                       Age     Position(s)
----                       ---     ----------------------------
Steven Rosenberg           56      President, Director
William L. Cohen           63      Director
Thomas V. Guarino          51      Director
Moses Marx                 69      Director
Randolph B. Stockwell      58      Director
Moses Krausz               64      President of The Berkshire Bank
David Lukens               55      Executive Vice President, Chief Financial
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

         Mr. Cohen was elected a director in July 1993. He has served as the Chief Executive Officer of Andover Properties, LLC, a real estate development company specializing in self storage facilities since November 2003, and has been a private investor for over six years. Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, from 1980 to 2000.

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

         Mr. Marx was elected a director in May 1995. Mr. Marx has been the General Partner in United Equities Company since 1954 and General Partner in United Equities Commodities Company since 1972. He is also President of Momar Corp. All of these are investment companies. Mr. Marx is a director of The Cooper Companies, Inc.

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

Audit Committee Members, Financial Expert and Independence

         The Board of Directors of the Company has established an Audit Committee comprised of three independent directors, Messrs. William L. Cohen, Thomas V. Guarino and Randolph B. Stockwell. All of the members of the Audit Committee meet the independence requirements under current NASDAQ corporate governance standards for companies whose securities are quoted on NASDAQ. Based upon their education and relevant experience, the Board of Directors has determined that Messrs. Guarino and Stockwell each qualify as financial experts as defined by the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission.

Corporate Code of Ethics

         We have adopted a Corporate Code of Ethics that applies to the directors, officers and employees, including the senior management: the chief executive officer, chief financial officer, controller and persons performing similar functions, of Berkshire Bancorp Inc. and its subsidiaries. Copies of our Corporate Code of Ethics are available without charge upon written request to the Company at its principal executive office.


ITEM 11.          Executive Compensation

         The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for the fiscal year ended December 31, 2004, and to each of the other executive officers who were paid more than $100,000 during the fiscal year ended December 31, 2004.

                           Summary Compensation Table


                                                        Annual Compensation
                                                        -------------------
Name and Principal Position                                                           All Other
---------------------------                Year        Salary          Bonus         Compensation
                                           ----        ------          -----         ------------
Steven Rosenberg                           2004       $182,000       $ 10,000         $     --
 President, Chief Executive                2003       $175,500       $     --         $     --
 Officer and Chief Financial               2002       $167,500       $     --         $     --
 Officer
Moses Krausz                               2004       $382,865       $200,000         $ 11,405(1)
 President and Chief Executive             2003       $358,864       $175,000         $ 10,405(1)
 Officer of The Berkshire Bank             2002       $347,288       $175,000         $ 10,050(1)
David Lukens                               2004       $155,000       $ 25,000         $  7,350(2)
 Executive Vice President and              2003       $138,500       $ 25,000         $  5,968(2)
 Chief Financial Officer of                2002       $125,000       $ 24,000         $  5,367(2)
 The Berkshire Bank


----------
(1) Consists of contributions by the Company to a 401(k) account of $8,000, $7,000 and $6,000, respectively, in 2004, 2003 and 2002, and income associated with life insurance coverage in excess of $50,000.
(2) Consists of contributions by the Company to a 401(k) account of $5,205, $4,905 and $4,470, respectively, in 2004, 2003 and 2002, and income associated with life insurance coverage in excess of $50,000. Does not include the annual retirement credits of 5% of gross wages under the Company's Retirement Income Plan.

                        Option Grants in Last Fiscal Year

There were no stock option grants during the fiscal year ended December 31, 2004.

          Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2004, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2004 by each of the individuals named in the Summary Compensation Table.


                                                              Number of
                                                             Unexercised
                            Shares                           Options at
                           Acquired                        Fiscal Year-End           Value of Unexercised
                              on          Value                  (#)               In-the-Money Options at
                           Exercise      Realized            Exercisable             Fiscal Year-End ($)
Name                          (#)          ($)             /Unexercisable         Exercisable/Unexercisable
----                         -----        -----            --------------         -------------------------

Steven Rosenberg              -0-           -0-               30,000/0                     315,000/0
Moses Krausz                  -0-           -0-              150,000/0                   1,334,700/0
David Lukens                  -0-           -0-               30,000/0                     306,300/0

----------
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Compensation of Directors

         Each director who is not also an employee of the Company (a "Non-Employee Director") receives a stipend of $18,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each Non-Employee Director also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee. In addition, see "1999 Stock Incentive Plan" below.

1999 Stock Incentive Plan

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2004, options to acquire 560,757 shares of common stock have been granted under this plan and 39,243 options are available for future grants.

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

         The estimated annual benefits payable under the Plan upon retirement (at the normal retirement age of 65) for Messrs. Rosenberg and Lukens are approximately $160,000 and $16,000, respectively. In accordance with the laws currently governing the Plan, the estimated annual benefit payable to Mr. Rosenberg is not expected to increase. Mr. Krausz is not a participant in the Plan. (see Note K of Notes to Consolidated Financial Statements).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plans.

         The following table sets forth certain information as of March 24, 2005 with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all executive officers and directors as a group.


                                                  Number of           Percent
                                                    Shares            of Class
                                               ---------------     -------------
William Cohen                                       7,500 (1)            *
Thomas V. Guarino                                  99,370 (2)            1.5%
Moses Krausz                                      238,000 (3)            3.4%
David Lukens                                       30,600 (4)            *
Moses Marx                                      3,560,693 (5)           52.7%
160 Broadway
New York, NY 10038
Steven Rosenberg                                   62,580 (6)            *
Randolph B. Stockwell                              24,000 (7)            *
All executive officers and directors
as a group (7 persons)                          4,022,743 (8)           57.3%

----------
* Less than 1%

(1) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1999 Stock Incentive Plan.
(2) Includes 43,650 shares issuable upon the exercise of options which have been granted to Mr. Guarino under the Company's 1999 Stock Incentive Plan. Includes 7,920 shares held in trust for minor children and 900 shares held by Mr. Guarino's wife
(3) Includes 150,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under the Company's 1999 Stock Incentive Plan and 2,100 shares owned by Mr. Krausz's spouse.
(4) Includes 30,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under the Company's 1999 Stock Incentive Plan.

(5) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1999 Stock Incentive Plan, 285,000 shares owned by Momar Corporation and 391,163 shares owned by Terumah Foundation. Does not include 129,201 shares representing 80.5% of the shares owned by Eva and Esther, L.P., of which Mr. Marx has an 80.5% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.
(6) Includes 30,000 shares issuable upon the exercise of options which have been granted to Mr. Rosenberg under the Company's 1999 Stock Incentive Plan.
(7) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1999 Stock Incentive Plan.
(8) Includes 262,650 shares of Common Stock which are issuable upon the exercise of outstanding options.

Equity Compensation Plans

         The following table details information regarding the Company's existing equity compensation plans as of December 31, 2004.

                                                                                                 (c)
                                                                                        Number of securities
                                       (a)                          (b)                remaining available for
                             Number of securities to         Weighted-average          future issuance under
                             be issued upon exercise         exercise price of        equity compensation plans
                             of outstanding options,        outstanding options,       (excluding securities
Plan Category                 warrants and rights           warrants and rights        reflected in column (a)
-------------                -----------------------       ---------------------      ------------------------
Equity compensation                    365,084                      $10.65                     39,243
plans approved by
security holders
Equity compensation                         --                       --                            --
plans not approved by
security holders
Total                                  365,084                      $10.65                     39,243


ITEM 13.          Certain Relationships and Related Transactions.

         In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $298,000 and $270,000 in fiscal 2004 and 2003, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.


         See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

ITEM 14. Principal Accountant Fees and Services

         The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:


                                                  Fiscal Year Ended        Fiscal Year Ended
                                                  December 31, 2004        December 31, 2003
                                                ----------------------  -----------------------
Audit Fees                                             $208,167                 $146,153

Audit Related Fees: Professional services                16,250                    6,815
rendered for employee benefit plan audits,
accounting assistance in connection with
acquisitions and consultations related to
financial accounting and reporting standards

Tax Fees: Tax consulting, preparation of                 55,070                   72,096
returns

All Other Fees: Professional services                     3,400                       --
rendered for corporate support


         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2004 and 2003. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

                                     PART IV


ITEM 15. Exhibits, Financial Statement Schedules.

         (a) Documents filed as part of this Report:

         (1)  Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of December 31, 2004 and 2003

         Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

         (3)  Exhibits

Exhibit
Number            Description
------            -----------

 2.1 Agreement and Plan of Reorganization, dated as of August 16, 2000, by and between Berkshire Bancorp Inc., Greater American Finance Group, Inc., The Berkshire Bank, GSB Financial Corporation and Goshen Savings Bank (incorporated by reference to the Companies Registration Statement on Form S-4 dated October 13, 2000.
 3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 30, 1999, and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).
 3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 30, 1999).
10.1     1999 Stock Incentive Plan of the Company (incorporated by reference to
         Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 30, 1999).+
10.2 Employment Agreement, dated May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+
10.3 Employment Agreement, dated January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+
10.4 Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).
10.5 Amendment No. 1 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001).+
10.6 Amendment No. 1 to Employment Agreement, dated June 3, 2002, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).+
10.7 Amendment No. 2 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).+

21.      Subsidiaries of the Company.
23. Consent of Independent Registered Public Accounting Firm 31. Certification of Principal Executive and Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.
32.      Certification of Principal Executive and Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                     BERKSHIRE BANCORP INC.



                                     By:   /s/ Steven Rosenberg
                                           ------------------------------------
                                               Steven Rosenberg
                                           President, (Chief Executive Officer)


                                     Date:  March 24, 2005
                                           ------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                     Date
         ---------                  -----                     ----

                                    President, (Chief
                                    Executive Officer,
                                    Principal Financial
                                    Officer and Principal
                                    Accounting Officer);
/s/ Steven Rosenberg                Director                  March 24, 2005
-------------------------
      Steven Rosenberg


/s/ William Cohen                   Director                  March 24, 2005
-------------------------
      William Cohen


/s/ Thomas V. Guarino               Director                  March 24, 2005
-------------------------
      Thomas V. Guarino


/s/ Moses Marx                      Director                  March 24, 2005
-------------------------
      Moses Marx


/s/ Randolph B. Stockwell           Director                  March 24, 2005
--------------------------
     Randolph B. Stockwell

                            STATEMENT OF DIFFERENCES
                            ------------------------

The greater-than-or-equal-to sign shall be expressed as.................. >=