Form 10-Q
period 2005-03-31
BERKSHIRE BANCORP INC /DE/
filed 2005-05-06
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   -----------------

Commission file number:  0-13649
                         -------

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                 94-2563513
----------------------------------------           ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


160 Broadway, New York, New York                           10038
----------------------------------------           ---------------------
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

As of May 6, 2005, there were 6,759,675 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
         PART I.      FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2005 (unaudited) and
                  December 31, 2004                                        4

                  Consolidated Statements of Income
                  For The Three Months Ended
                  March 31, 2005 and 2004 (unaudited)                      5

                  Consolidated Statement of Stockholders'
                  Equity For The Three Months Ended
                  March 31, 2005 (unaudited)                               6

                  Consolidated Statements of Cash Flows
                  For The Three Months Ended March 31,
                  2005 and 2004 (unaudited)                                7

                  Notes to Consolidated Financial Statements               9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            16

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                        23

Item 4.           Controls and Procedures                                  29

         PART II      OTHER INFORMATION

Item 6.           Exhibits                                                 30

Signature                                                                  31

Index of Exhibits                                                          32

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                           March 31,        December 31,
                                                             2005               2004
                                                          ------------------------------
ASSETS
Cash and due from banks                                   $    6,455          $   9,511
Interest bearing deposits                                      1,267                372
Federal funds sold                                             9,000              7,500
                                                          ----------          ---------
Total cash and cash equivalents                               16,722             17,383
Investment Securities:
 Available-for-sale                                          675,221            630,968
 Held-to-maturity, fair value of $620
  in 2005 and $633 in 2004                                       607                624
                                                          ----------          ---------
Total investment securities                                  675,828            631,592
Loans, net of unearned income                                284,772            286,979
 Less: allowance for loan losses                              (3,022)            (2,927)
                                                          ----------          ---------
Net loans                                                    281,750            284,052
Accrued interest receivable                                    6,087              6,014
Premises and equipment, net                                    8,661              8,677
Goodwill, net                                                 18,549             18,549
Other assets                                                   8,732              6,382
                                                          ----------          ---------
Total assets                                              $1,016,329          $ 972,649
                                                          ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                     $   43,073          $  42,191
 Interest bearing                                            606,392            577,697
                                                          ----------          ---------
Total deposits                                               649,465            619,888
Securities sold under agreements to repurchase               136,248            127,747
Long term borrowings                                         103,897             95,605
Subordinated debt                                             15,464             15,464
Accrued interest payable                                       2,896              2,516
Other liabilities                                              3,385              3,810
                                                          ----------          ---------
Total liabilities                                            911,355            865,030
                                                          ----------          ---------

Stockholders' equity
 Preferred stock -- $.10 Par value:                               --                 --
  2,000,000 shares authorized - none issued
 Common stock -- $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   March 31, 2005,    6,759,675 shares
   December 31, 2004, 6,748,675 shares                           770                770
Additional paid-in capital                                    89,969             89,543
Retained earnings                                             30,681             28,983
Accumulated other comprehensive loss, net                     (7,448)            (2,602)
 Treasury Stock
 March 31, 2005,      938,610 shares
 December 31, 2004,   946,610 shares                          (8,998)            (9,075)
                                                          ----------          ---------
Total stockholders' equity                                   104,974            107,619
                                                          ----------          ---------
                                                          $1,016,329          $ 972,649
                                                          ==========          =========


         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                  For The
                                             Three Months Ended
                                                 March 31,
                                           -------------------------
                                             2005             2004
                                           --------         --------
INTEREST INCOME
Loans                                      $  4,694         $  4,849
Investment securities                         6,179            4,786
Federal funds sold and
 interest bearing deposits                       94                3
                                           --------         --------
Total interest income                        10,967            9,638
                                           --------         --------
INTEREST EXPENSE
Deposits                                      2,891            2,455
Short-term borrowings                           765              497
Long-term borrowings                          1,158              768
                                           --------         --------
Total interest expense                        4,814            3,720
                                           --------         --------
Net interest income                           6,153            5,918
PROVISION FOR LOAN LOSSES                        45               45
                                           --------         --------
Net interest income after
 provision for loan losses                    6,108            5,873
                                           --------         --------
NON-INTEREST INCOME
Service charges on deposit accounts             133              127
Investment securities gains                       6               93
Other income                                    130              198
                                           --------         --------
Total non-interest income                       269              418
                                           --------         --------
NON-INTEREST EXPENSE
Salaries and employee benefits                1,955            1,667
Net occupancy expense                           381              274
Equipment expense                                99               86
FDIC assessment                                  69               22
Data processing expense                          44               32
Other                                           645              881
                                           --------         --------
Total non-interest expense                    3,193            2,962
                                           --------         --------
Income before provision for taxes             3,184            3,329
Provision for income taxes                    1,486            1,378
                                           --------         --------
Net income                                 $  1,698         $  1,951
                                           ========         ========
Net income per share:
 Basic                                     $    .25         $    .29
                                           ========         ========
 Diluted                                   $    .25         $    .28
                                           ========         ========


        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For The Three Months Ended March 31, 2005
                                 (In Thousands)

                                                                Accumulated
                                                                   other
                                           Stock   Additional  comprehensive                                          Total
                                  Common    Par     paid-in        (loss)     Retained   Treasury  Comprehensive  stockholders'
                                  Shares   value    capital         net       earnings    stock        income         equity
                                  ------   -----   ---------       -----      --------   -------      --------       --------
Balance at December 31, 2004       7,698    $770    $89,543      $(2,602)     $28,983    $(9,075)                    $107,619

Net income                                                                      1,698                   1,698           1,698
Exercise of stock options                               426                                   77                          503
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                        (4,846)                              (4,846)         (4,846)
                                                                                                      -------
Comprehensive income                                                                                  $(3,148)
                                                                                                      =======
                                   -----    ----    -------      -------      -------    -------                     --------
Balance at March 31, 2005          7,698    $770    $89,969      $(7,448)     $30,681    $(8,998)                    $104,974
                                   =====    ====    =======      =======      =======    =======                     ========
(Unaudited)


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            For The Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               2005             2004
                                                              ------           ------
  Cash flows from operating activities:
Net income                                                 $   1,698         $   1,951
Adjustments to reconcile net income to net
 cash provided by operating activities:
Realized gains on investment securities                           (6)              (93)
Net amortization of premiums of investment securities             40               813
Depreciation and amortization                                    156               145
Provision for loan losses                                         45                45
(Increase) in accrued interest receivable                        (73)             (482)
(Increase) decrease in other assets                           (2,350)              845
Increase (decrease) in accrued interest payable
 and other liabilities                                           365              (599)
                                                           ---------         ---------
 Net cash (used in) provided by operating activities            (125)            2,625
                                                           ---------         ---------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                  (191,294)         (407,636)
 Sales, maturities and calls                                 142,161           366,836
Investment securities held to maturity
 Maturities                                                       17                21
Net decrease (increase) in loans                               2,257              (557)
Acquisition of premises and equipment                           (140)              (33)
                                                           ---------         ---------
Net cash (used in) investing activities                      (46,999)          (41,369)
                                                           ---------         ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 For The Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    2005             2004
                                                                   ------           ------
  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits              882              (51)
Net increase in interest bearing deposits                           28,695           18,315
Increase in securities sold under agreements to repurchase           8,501           15,085
Proceeds from long term debt                                        15,000            1,947
Repayment of long term debt                                         (6,708)              --
Proceeds from exercise of common stock options                          93               65
Acquisition of treasury stock                                           --              (69)
                                                                   -------         --------
Net cash provided by financing activities                           46,463           35,292
                                                                   -------         --------

  Net (decrease) in cash                                              (661)          (3,452)
  Cash -- beginning of period                                       17,383            9,310
                                                                  --------         --------
  Cash -- end of period                                           $ 16,722         $  5,858
                                                                  ========         ========

Supplemental disclosures of cash flow information:
  Cash used to pay interest                                       $  4,434         $  3,774
  Cash used to pay taxes, net of refunds                          $  1,507         $    945


        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2005 and 2004

NOTE 1. General

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

         During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC"). Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2004 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters or a full fiscal year.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2005 and December 31, 2004 and the consolidated results of its operations for the three month periods ended March 31, 2005 and 2004, and its consolidated stockholders' equity for the three month period ended March 31, 2005, and its consolidated cash flows for the three month periods ended March 31, 2005 and 2004. As discussed in Note 2 below, all weighted share and per share information in 2004 has been retroactively restated to reflect the stock split and stock dividend.

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

NOTE 3. Trust Preferred Securities.

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%.

         Based on current interpretations of the banking regulators, the 2004 Debentures and 2005 Debentures (collectively, the "Debentures") qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance. The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI and BCTII under the preferred capital securities sold by BCTI and BCTII to investors. FIN46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI and BCTII expected residual returns. Accordingly, BCTI is not and BCTII will not be included in the consolidated balance sheet of the Company.

         The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII. This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

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


                                                                 For The Three Months Ended
                                      ----------------------------------------------------------------------------------
                                                   March 31, 2005                            March 31, 2004
                                      --------------------------------------     ---------------------------------------
                                                                        Per                                       Per
                                         Income         Shares         share       Income          Shares        share
                                      (numerator)   (denominator)     amount     (numerator)    (denominator)    amount
                                      -----------   -------------     ------     -----------    -------------    ------
                                                              (In thousands, except per share data)
Basic earnings per share

 Net income available to
  common stockholders                      $1,698           6,754        $.25       $1,951           6,624        $ .29

Effect of dilutive securities
 Options                                       --             175          --           --             219         (.01)
                                           ------           -----        ----       ------           -----        -----
Diluted earnings per share

 Net income available to
  common stockholders plus
  assumed conversions                      $1,698           6,929        $.25       $1,951           6,843        $ .28
                                           ======           =====        ====       ======           =====        =====


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2005 and December 31, 2004:


                                                                March 31, 2005
                                          -------------------------------------------------------
                                                              Gross           Gross
                                          Amortized        unrealized      unrealized      Fair
                                             Cost             gains          losses        value
                                             ----             -----          ------        -----
                                                                   (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                    $607              $14             $(1)          $620
                                            ----              ---             ---           ----
 Totals                                     $607              $14             $(1)          $620
                                            ====              ===             ===           ====



                                                                December 31, 2004
                                          -------------------------------------------------------
                                                              Gross           Gross
                                          Amortized        unrealized      unrealized      Fair
                                             Cost             gains          losses        value
                                             ----             -----          ------        -----
                                                                   (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies                      $ 624           $10              $(1)          $633
                                              -----           ---              ---           ----
 Totals                                       $ 624           $10              $(1)          $633
                                              =====           ===              ===           ====




                                                                       March 31, 2005
                                         --------------------------------------------------------------------------
                                                                  Gross              Gross
                                             Amortized         unrealized         unrealized            Fair
                                               Cost               gains             losses              value
                                         -----------------  -----------------  -----------------  -----------------
                                                                       (In thousands)
Available-For-Sale
Investment Securities

U.S. Treasury and Notes                          $ 24,921         $ --           $   (257)          $ 24,664
U.S. Government Agencies                          510,807           --             (8,991)           501,816
Mortgage-backed securities                        106,021          311             (1,410)           104,922
Corporate notes                                    35,975           13             (1,072)            34,916
Municipal Securities                                1,973          138                (63)             2,048
Marketable equity
 securities and other                               6,684          235                (64)             6,855
                                                 --------         ----           --------           --------
 Totals                                          $686,381         $697           $(11,857)          $675,221
                                                 ========         ====           =========          ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 5. - (continued)


                                                                       December 31, 2004
                                         --------------------------------------------------------------------------
                                                                  Gross              Gross
                                             Amortized         unrealized         unrealized            Fair
                                               Cost               gains             losses              value
                                         -----------------  -----------------  -----------------  -----------------
                                                                       (In thousands)
Available-For-Sale
Investment securities

U.S. Treasury and Notes                         $ 24,896          $   --              $  (174)         $ 24,722
U.S. Government Agencies                         471,018              97               (3,844)          467,271
Mortgage-backed securities                       109,822             504                 (996)          109,330
Corporate Notes                                   21,089             692                 (154)           21,627
Municipal securities                               1,307             134                   --             1,441
Marketable equity
 securities and other                              6,363             279                  (65)            6,577
                                                --------          ------              -------          --------
 Totals                                         $634,495          $1,706              $(5,233)         $630,968
                                                ========          ======              =======          ========



NOTE 6. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                       March 31, 2005                    December 31, 2004
                                                    ------------------------            ---------------------
                                                                      % of                            % of
                                                        Amount        Total                 Amount    Total
                                                        ------        -----                 ------    -----
                                                                   (Dollars in thousands)
Commercial and professional loans                     $ 18,201          6.4%              $ 16,498      5.7%
Secured by real estate
  1-4 family                                           152,687         53.5                155,079     53.9
  Multi family                                           3,807          1.3                  4,600      1.6
  Non-residential (commercial)                         108,974         38.2                109,597     38.1
Consumer                                                 1,859          0.6                  1,989      0.7
                                                      --------        -----               --------    -----
Total loans                                            285,528        100.0%               287,763    100.0%
                                                                      =====                           =====
Deferred loan fees                                        (756)                               (784)
Allowance for loan losses                               (3,022)                             (2,927)
                                                      --------                            --------
Loans, net                                            $281,750                            $284,052
                                                      ========                            ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:


                                        March 31, 2005              December 31, 2004
                                    -----------------------      -----------------------
                                    Average        Average        Average       Average
                                     Amount        Yield          Amount        Yield
                                     ------        -----          ------        -----
                                                  (Dollars in thousands)
Demand deposits                         $ 43,708      --         $ 38,896        --
NOW and money market                      44,355    0.50%          47,677      0.65%
Savings deposits                         277,340    1.73          224,542      1.55
Time deposits                            296,497    2.21          309,968      1.96
                                        --------    ----         --------      ----
Total deposits                          $661,900    1.76%        $621,083      1.58%
                                        ========    ====         ========      ====



NOTE 8. Comprehensive Income (Loss)

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                              For The Three Months Ended
                              ----------------------------------------------------------------------------------
                                             March 31, 2005                           March 31, 2004
                              ----------------------------------------     -------------------------------------
                                                  Tax                                      Tax
                               Before tax      (expense)    Net of tax     Before tax   (expense)    Net of tax
                                 amount         benefit       Amount         amount      benefit       amount
                                 ------         -------       ------         ------      -------       ------
                                                                     (In thousands)
Unrealized (losses)
gains on investment
securities:
 Unrealized holding             $ (7,627)     $2,785      $(4,842)        $4,440      $(1,739)         $2,589
 gains (losses) arising
 during period
 Less reclassification
 adjustment for gains
 realized in net income                6          (2)           4             93          (37)             56
                                --------      ------      -------         ------      -------          ------
Other comprehensive             $ (7,633)     $2,787      $(4,846)        $4,347      $(1,702)         $2,645
                                ========      ======      =======         ======      =======          ======
 (loss) income, net


NOTE 9. Accounting For Stock Based Compensation

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (Revised), Share-based Payment, ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply FAS 123(R) in the first quarter of 2006. The scope of FAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) revises FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 9. - (continued)

         At March 31, 2005, the Company has one stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. All stock options outstanding are vested. The Company did not grant stock options during the three months ended March 31, 2005 and 2004.

Note 10. Employee Benefit Plans

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R).


                                                          For The
                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                    2005               2004
                                                    ----               ----
Service cost                                      $ 66,000           $ 56,000
Interest cost                                       28,000             28,750
Expected return on plan assets                     (34,000)           (37,500)
Amortization and Deferral:
 Transition amount                                      --                 --
 Prior service cost                                  4,593              4,500
 (Gain)/loss                                         6,407              3,000
Net periodic pension cost                           71,000             54,750

         During the fiscal year ending December 31, 2005, we expect to contribute approximately $112,000 to the Plan. We did not make any contributions, required or otherwise, to the Plan in the three months ended March 31, 2005 and 2004.

NOTE 11.  New Accounting Pronouncements

Stock-Based Compensation

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (Revised), Share-based Payment, ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In accordance with recent guidance from the Securities and Exchange Commission, the Company will be required to apply FAS 123(R) on January 1, 2006.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 11. - (continued)

         The scope of FAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) revises FASB Statement 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes the Accounting Principles Board (the "APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25").

         FAS 123(R) provides two methods for companies to transition to the new standard requiring the expensing of options. Companies may elect to (i) restate results for prior quarters in the fiscal year of adoption of FAS 123(R) to reflect the FAS 123 proforma compensation costs, or (ii) restate results for prior periods, whether annual or quarterly, to reflect the FAS 123 proforma compensation costs. We are in the process of determining which transition approach to use and the effect, if any, such transition approach will have on our financial statements.

Internal Control Over Financial Reporting

         The current objective of the Bank's Internal Control Program is to allow management to comply with FDICIA requirements and with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). Section 302 of the Act requires the CEO and CFO of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to report on internal control over financial reporting. The SEC requires us to comply with Section 404 by the year ending December 31, 2006.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to the Company and its consolidated subsidiaries unless the context otherwise requires. References herein to per share amounts refer to diluted shares. References herein to per share amounts for the three months ended March 31, 2004 have been revised to reflect the one-for-ten reverse stock split and thirty-for- one forward stock split in the form of a stock dividend which occurred on May 18, 2004. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

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

         With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2004, the Company completed its transitional testing, which determined that no impairment write-offs were necessary.

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

                                                            For The Three Months Ended March 31,
                                           ------------------------------------  -----------------------------------
                                                          2005                                 2004
                                           ------------------------------------  -----------------------------------
                                                        Interest                             Interest
                                             Average       and       Average      Average       and        Average
                                             Balance    Dividends   Yield/Rate    Balance    Dividends    Yield/Rate
                                             -------    ---------   ----------    -------    ---------    ----------
                                                                     (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                  $  288,288    $ 4,694      6.51%      $293,441     $4,849         6.61%
Investment securities                         671,946      6,179      3.68        589,961      4,786         3.24
Other (2)(5)                                   16,683         94      2.25          2,081          3         0.58
                                           ----------    -------     -----       --------     ------        -----
Total interest-earning assets                 976,917     10,967      4.49        885,483      9,638         4.35
                                                                     -----                                  -----
Noninterest-earning assets                     42,516                              37,710
                                           ----------                            --------
Total Assets                               $1,019,433                            $923,193
                                           ==========                            ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     321,695      1,337      1.66%       259,195        898         1.39%
Time deposits                                 296,497      1,554      2.10        320,081      1,557         1.95
Other borrowings                              240,470      1,923      3.20        194,709      1,265         2.60
                                           ----------    -------     -----       --------     ------        -----
Total interest-bearing
 liabilities                                  858,662      4,814      2.24        773,985      3,720         1.92
                                                         -------     -----                    ------        -----

Demand deposits                                43,708                              37,199
Noninterest-bearing liabilities                 6,656                               7,348
Stockholders' equity (5)                      110,407                             104,661
                                           ----------                            --------

Total liabilities and
 stockholders' equity                      $1,019,433                            $923,193
                                           ==========                            ========

Net interest income                                        6,153                               5,918
                                                         =======                              ======

Interest-rate spread (3)                                              2.25%                                  2.43%
                                                                     =====                                  =====

Net interest margin (4)                                               2.52%                                  2.67%
                                                                     =====                                  =====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                             1.14                                1.14
                                           ==========                            ========

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties New York.

Net Income. Net income for the three-month period ended March 31, 2005 was $1.70 million, or $.25 per share, as compared to $1.95 million, or $.28 per share, for the three-month period ended March 31, 2004.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board in August, September, November and December of 2004, and February and March 2005 have moved the prime rate to its present level of 5.75%.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the quarter ended March 31, 2005, net interest income increased by $235,000, or 3.97%, to $6.15 million from $5.92 million for the quarter ended March 31, 2004. The quarter over quarter increase in net interest income was the result of the 10.33% growth in the average amount of interest-earning assets to $976.92 million in 2005 from $885.48 million in 2004, partially offset by the 10.94% increase in the average amount of interest-bearing liabilities to $858.66 million in 2005 from $773.99 million in 2004, and further offset by the interest rate spread, or the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

         During the first quarter of 2005, the average yield on interest-earning assets increased by 3.22% to 4.49% from 4.35% during the first quarter of 2004, while the average cost of interest-bearing liabilities increased by 16.67% to 2.24% in 2005 from 1.92% in 2004. If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2004 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 15 basis points, or 5.62%, to 2.52% in the first quarter of fiscal 2005 from 2.67% in the first quarter of fiscal 2004. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 4.49% and 4.35% during the quarter ended March 31, 2005 and 2004, respectively.

         The average amounts of loans decreased by $5.15 million, or 1.76%, to $288.29 million in the three months ended March 31, 2005 from $293.44 million in the three months ended March 31, 2004, as did the average yield on the loan portfolio which declined to 6.51% from 6.61%. The principal amount of new loans originated and principal repayments on existing loans during the first quarter of 2005 was $12.32 million and $13.40 million, respectively.

         The average amount of investment securities increased by $81.99 million, or 13.90% in the three months ended March 31, 2005 to $671.95 million from $589.96 million in the three months ended March 31, 2004. The average yield on investment securities improved by 44 basis points, to 3.68% in 2005 from 3.24% in 2004.

Interest Income. Total interest income for the quarter ended March 31, 2005 increased by $1.33 million, or 13.79%, to $10.97 million from $9.64 million for the quarter ended March 31, 2004. The increase in total interest income was primarily due to the growth in the average amount of total interest-earning assets. Loans contributed $4.69 million of interest income in 2005, a decline of $155,000 from the $4.85 million of interest income contributed in 2004. Investment securities contributed $6.18 million of interest income in the first quarter of 2005, an increase of $1.39 million, or 29.11%, over the $4.79 million of interest income earned on investment securities in the first quarter of 2004.

                                      -----------------------------------------------
                                                Three Months Ended March 31,
                                      -----------------------------------------------
                                              2005                       2004
                                      ---------------------       -------------------
                                      Interest      % of          Interest     % of
                                       Income       Total          Income      Total
                                             (In thousands, except percentages)
Loans                                  $ 4,694      42.81%        $ 4,849     50.31%
Investment Securities                    6,179      56.35           4,786     49.66
Other                                       94       0.84               3      0.03
                                       -------     ------         -------    ------
Total Interest Income                  $10,967     100.00%        $ 9,638    100.00%

         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of invesment securities, declined to 29.51% of our total average interest-earning assets during the three months ended March 31, 2005 from 33.14% of total average interest-earning assets during the three months ended March 31, 2004. Investment securities increased to 68.78% from 66.63% of total average interest-earning assets during 2005 and 2004, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                      -----------------------------------------------
                                                Three Months Ended March 31,
                                      -----------------------------------------------
                                              2005                       2004
                                      ---------------------       -------------------
                                      Average       % of           Average     % of
                                       Amount       Total          Amount      Total
                                             (In thousands, except percentages)
Loans                                 $288,288     29.51%          $293,441    33.14%
Investment Securities                  671,946     68.78            589,961    66.63
Other                                   16,683      1.71              2,081     0.23
                                      --------    ------           --------   ------
Total Interest-Earning Assets         $976,917    100.00%          $885,483   100.00%

Interest Expense. Total interest expense for the quarter ended March 31, 2005 increased by $1.09 million, or 29.41%, to $4.81 million from $3.72 million for the quarter ended March 31, 2004. The increase in interest expense was due primarily to the growth in the average amount of interest-bearing liabilities and the increase in the average rates paid on such liabilities, 2.24% and 1.92% in 2005 and 2004, respectively. As interest rates move higher, interest expense will increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In May 2004, we sold $15.46 million of floating rate junior subordinated denbentures which mature in 2034 and used the net proceeds to augment the Bank's capital to allow for business expansion. The additional interest expense on these debentures, which is included in other borrowings, was $206,000 during the three months ended March 31, 2005.

                                      -----------------------------------------------
                                                Three Months Ended March 31,
                                      -----------------------------------------------
                                              2005                       2004
                                      ---------------------       -------------------
                                      Interest     % of           Interest     % of
                                       Income      Total           Income      Total
                                             (In thousands, except percentages)
Interest-Bearing Deposits              $1,337      27.77%          $  898      24.14%
Time Deposits                           1,554      32.28            1,557      41.85
Other Borrowings                        1,923      39.95            1,265      34.01
                                       ------     ------           ------     ------
Total Interest Expense                 $4,814     100.00%          $3,720     100.00%

                                      -----------------------------------------------
                                                Three Months Ended March 31,
                                      -----------------------------------------------
                                              2005                       2004
                                      ---------------------       -------------------
                                      Average      % of            Average     % of
                                       Amount      Total           Amount      Total
                                             (In thousands, except percentages)
Interest-Bearing Deposits             $321,695     37.46%          $259,195    33.49%
Time Deposits                          296,497     34.53            320,081    41.35
Other Borrowings                       240,470     28.01            194,709    25.16
                                      --------    ------           --------   ------
Total Interest-Bearing Liabilities    $858,662    100.00%          $773,985   100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2005, total non-interest income decreased by $149,000, to $269,000 from $418,000 for the three months ended March 31, 2004. The decrease is largely due to the decrease in gains on sales of investment securities.

                                    ------------------------------------------------
                                              Three Months Ended March 31,
                                    ------------------------------------------------
                                            2005                       2004
                                    ---------------------      ---------------------
                                    Non-Interest   % of         Non-Interest    % of
                                       Income      Total           Income      Total
                                             (In thousands, except percentages)
Service Charges on Deposits             $133       49.44%           $127       30.38%
Investment Securities gains                6        2.23              93       22.25
Other                                    130       48.33             198       47.37
                                        ----      ------            ----      ------
Total Non-Interest Income               $269      100.00%           $418      100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2005 increased by $231,00 to $3.19 million from $2.96 million for the three months ended March 31, 2004. The largest component of non-interest expense, 61% of the total, are salaries and employee benefits which increased by $288,000 to $1.96 million in the 2005 quarter from $1.67 million in the 2004 quarter. The increase is due to the addition of personnel in our internal control and compliance departments.

                                    ------------------------------------------------
                                              Three Months Ended March 31,
                                    ------------------------------------------------
                                            2005                       2004
                                    ---------------------      ---------------------
                                    Non-Interest   % of         Non-Interest    % of
                                       Income      Total           Income      Total
                                             (In thousands, except percentages)
Salaries and Employee Benefits         $1,955      61.23%          $1,667      56.29%
Net Occupancy Expense                     381      11.93              274       9.25
Equipment Expense                          99       3.10               86       2.90
FDIC Assessment                            69       2.16               22       0.74
Data Processing Expense                    44       1.38               32       1.08
Other                                     645      20.20              881      29.74
                                       ------     ------           ------     ------
Total Non-Interest Expense             $3,193     100.00%          $2,962     100.00%

Provision for Income Tax. We recorded income tax expense of $1.49 million and $1.38 million for the three-month periods ended March 31, 2005 and 2004, respectively. The tax provisions for federal, state and local taxes represent effective tax rates of 46.67% and 41.39%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,848,909 shares of its Common Stock. At March 31, 2004, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.


Fiscal Year 2005

                                   Number of           Average Price
                                    Shares               Paid Per
                                   Purchased               Share
                                   ---------           -------------
January - March                         --                      --

Fiscal Year 2004

                                   Number of           Average Price
                                    Shares               Paid Per
                                   Purchased               Share
                                   ---------           -------------
January                              4,263                 $ 16.33
February                                --                      --
March                                   --                      --

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

         As an additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $103.90 million at March 31, 2005, at fixed rates for a period of one to five years.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:


                                                                   Berkshire Bancorp Inc.
                                                      Interest Rate Sensitivity Gap at March 31, 2005
                                                           (in thousands, except for percentages)
                                           -------------------------------------------------------------
                                            3 Months  3 Through  1 Through        Over
                                            or Less   12 Months   3 Years       3 Years           Total
                                            -------   ---------   -------       -------           -----
Federal funds sold                           9,000          --          --            --         9,000
                                  (Rate)      2.79%                                               2.79%
Interest bearing deposits in banks           1,267          --          --            --         1,267
                                  (Rate)      1.56%                                               1.56%
Loans (1)(2)
Adjustable rate loans                       43,502      16,757       8,088        17,256        85,603
                                  (Rate)      6.87%       4.90%       7.47%         6.51%         6.47%
Fixed rate loans                             4,913         918      15,619       178,475       199,925
                                  (Rate)      7.47%       6.80%       6.85%         6.29%         6.37%
                                          --------    --------   ---------     ---------    ----------
Total loans                                 48,415      17,675      23,707       195,731       285,528
Investments (3)(4)                          91,193     132,805     160,209       291,621       675,828
                                  (Rate)      2.81%       2.66%       3.34%         4.80%         3.77%
                                          --------    --------   ---------     ---------    ----------


Total rate-sensitive assets                140,875     150,480     183,916       487,352       962,623
                                          --------    --------   ---------     ---------    ----------


Deposit accounts (5)
Savings and NOW                            283,932          --          --            --       283,932
                                  (Rate)      1.61%                                               1.61%
Money market                                20,904          --          --            --        20,904
                                  (Rate)      0.55%                                               0.55%
Time Deposits                               82,738     147,913      68,825         2,080       301,556
                                  (Rate)      1.80%       2.52%       2.94%         1.97%         2.41%
                                          --------    --------   ---------     ---------    ----------

Total deposit accounts                     387,574     147,913      68,825         2,080       606,392
Repurchase Agreements                       68,509      34,739      33,000            --       136,248
                                  (Rate)      2.59%       3.08%       2.92%                       2.79%
Other borrowings                                --       2,263      61,620        55,478       119,361
                                  (Rate)          %       3.60%       3.55%         4.42%         3.96%
                                          --------    --------   ---------     ---------    ----------


Total rate-sensitive liabilities           456,083     184,915     163,445        57,558       862,001
                                          --------    --------   ---------     ---------    ----------


Interest rate caps                          20,000          --     (20,000)           --
Gap (repricing differences)               (335,208)    (34,435)     40,471       429,794       100,622
                                          ========    ========   =========     =========    ==========



Cumulative Gap                            (335,208)   (369,643)   (329,172)      100,622
                                          ========    ========   =========     =========
Cumulative Gap to Total Rate
Sensitive Assets                            (34.82)%    (38.40)%    (34.20)%       10.45%
                                          ========    ========   =========     =========


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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of March 31, 2005.

          For the three month periods ended March 31, 2005 and 2004, we recovered loans totaling $50,000 and $23,000, respectively, which amounts were returned to the provision for loan losses. We did not charge-off any loans during either of these two periods.

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

         At March 31, 2005 and 2004, we had a total of $404,000 and $328,000, respectively, of non-accrual loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses, the year over year decrease in total loans to $285.53 million from $295.34 million and the economic conditions in our market area, the provision for the three months ended March 31, 2005, including net recoveries which are added back to the provision, increased to $3.02 million from $2.66 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):



                                                         Three Months Ended
                                                              March 31,
                                              -----------------------------------------
                                                    2005                    2004
                                                    ----                    ----
Average loans outstanding                      $288,288                $293,441
                                               ========                ========
Allowance at beginning of period                  2,927                   2,593
Charge-offs:
 Commercial and other loans                          --                      --
                                               --------                --------
  Total loans charged-off                            --                      --
                                               --------                --------
Recoveries:
 Commercial and other loans                          50                      23
                                               --------                --------
  Total loans recovered                              50                      23
                                               --------                --------
  Net (charge-offs) recoveries                       50                      23
                                               --------                --------
Provision for loan losses
 charged to operating expenses                       45                      45
                                               --------                --------
Allowance at end of period                     $  3,022                $  2,661
                                               --------                --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                      0.02%                   0.01%
                                               ========                ========
Allowance as a percent of total loans              1.06%                   0.90%
                                               ========                ========
Total loans at end of period                   $285,528                $295,336
                                               ========                ========


Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2005, we had total gross loans of $285.53 million, deferred loan fees of $756,000 and an allowance for loan losses of $3.02 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three-month period ended March 31, 2005, the Bank sold approximately $505,000 of such loans and recorded in other income a gain of approximately $7,000 on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                            March 31,            December 31,
                                                              2005                   2004
                                                     ----------------------- ---------------------
                                                             Amount                Amount
                                                             ------                ------
                                                                    (in thousands)

Commercial and professional loans                          $ 18,201              $ 16,498
Secured by real estate
  1-4 family                                                152,687               155,079
  Multi family                                                3,807                 4,600
  Non-residential (commercial)                              108,974               109,597
Consumer                                                      1,859                 1,989
                                                           --------              --------
Total loans                                                 285,528               287,763
Less:
 Deferred loan fees                                            (756)                 (864)
 Allowance for loan losses                                   (3,022)               (2,927)
                                                           --------              --------
Loans, net                                                 $281,750              $284,052
                                                           ========              ========


         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At March 31, 2005 and 2004, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2005 and December 31, 2004 (dollars in thousands):


                                                                                                       To be well
                                                                                                    capitalized under
                                                                                  For capital       prompt corrective
                                                               Actual          adequacy purposes    action provisions
                                                               ------          -----------------    -----------------

                                                          Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                          ------     -----     ------    -----      ------     -----
March 31, 2005
Total Capital (to Risk-Weighted Assets)
  Company                                                112,359     28.8%     31,220   >=8.0%          --    N/A
  Bank                                                    84,687     23.2%     29,173   >=8.0%      36,466   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                109,337     28.0%     15,610   >=4.0%          --    N/A
  Bank                                                    81,665     22.4%     14,586   >=4.0%      21,879    >=6.0%

Tier I Capital (to Average Assets)
  Company                                                109,337     10.7%     40,777   >=4.0%          --    N/A
  Bank                                                    81,665      8.4%     39,044   >=4.0%      48,805    >=5.0%



                                                                                                       To be well
                                                                                                    capitalized under
                                                                                 For capital        prompt corrective
                                                              Actual          adequacy purposes     action provisions
                                                              ------          -----------------     -----------------

                                                          Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                          ------     -----     ------    -----      ------     -----
December 31, 2004
Total Capital (to Risk-Weighted Assets)
  Company                                               $110,063     30.1%    $29,234   >=8.0%          --    N/A
  Bank                                                    82,970     24.1%     27,533   >=8.0%      34,416   >=10.0%

Tier I Capital (to Risk-Weighted Assets)
  Company                                                107,136     29.3%     14,617   >=4.0%          --    N/A
  Bank                                                    80,042     23.3%     13,766   >=4.0%      20,649    >=6.0%

Tier I Capital (to Average Assets)
  Company                                                107,136     11.2%     38,250   >=4.0%          --    N/A
  Bank                                                    80,042      8.6%     37,240   >=4.0%      46,550    >=5.0%


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

         For the Company, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At March 31, 2005, the Company, excluding the Bank, had cash and cash equivalents of $2.34 million and investment securities available for sale of $12.80 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $20.32 million at March 31, 2005, include commitments to extend credit and stand-by letters of credit.

         At March 31, 2005, the Company had outstanding commitments of approximately $408.97 million. These commitments include $233.62 million that mature or renew within one year, $131.89 million that mature or renew after one year and within three years, $31.04 million that mature or renew after three years and within five years and $12.41 million that mature or renew after five years.

         At March 31, 2005, the Company had one unconsolidated subsidiary, Berkshire Capital Trust I, which was established in May 2004.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2005, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

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


                                               BERKSHIRE BANCORP INC.
                                                     (Registrant)



Date:   May 6, 2005                   By:      /s/ Steven Rosenberg
       ----------------                        -----------------------
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
