Form 10-Q
period 2005-06-30
BERKSHIRE BANCORP INC /DE/
filed 2005-08-05
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-13649
                        -------

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                         94-2563513
                 --------                                         ----------
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    160 Broadway, New York, New York                                10038
    --------------------------------                                -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362
                                                    -------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of August 4, 2005, there were 6,769,606 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
                    PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2005 (unaudited)
          and December 31, 2004                                             4

          Consolidated Statements of Income For The Three and Six
          Months Ended June 30, 2005 and 2004 (unaudited)                   5

          Consolidated Statement of Stockholders' Equity For The Six
          Months Ended June 30, 2005 (unaudited)                            6

          Consolidated Statements of Cash Flows For The Six Months
          Ended June 30, 2005 (unaudited)                                   7

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        18

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        28

Item 4.   Controls and Procedures                                          35

                      PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              35

Item 6.   Exhibits                                                         36

Signature                                                                  37

Index of Exhibits                                                          38

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                        June 30,    December 31,
                                                          2005          2004
                                                       ----------   ------------
ASSETS
Cash and due from banks                                $    7,027     $  9,511
Interest bearing deposits                                   1,567          372
Federal funds sold                                          4,000        7,500
                                                       ----------     --------
Total cash and cash equivalents                            12,594       17,383
Investment Securities:
   Available-for-sale                                     657,459      630,968
   Held-to-maturity, fair value of $619 in 2005 and
      $633 in 2004                                            591          624
                                                       ----------     --------
Total investment securities                               658,050      631,592
Loans, net of unearned income                             294,362      286,979
   Less: allowance for loan losses                         (3,081)      (2,927)
                                                       ----------     --------
Net loans                                                 291,281      284,052
Accrued interest receivable                                 6,626        6,014
Premises and equipment, net                                 8,548        8,677
Goodwill, net                                              18,549       18,549
Other assets                                                7,279        6,382
                                                       ----------     --------
Total assets                                           $1,002,927     $972,649
                                                       ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                $   48,250     $ 42,191
   Interest bearing                                       568,384      577,697
                                                       ----------     --------
Total deposits                                            616,634      619,888
Securities sold under agreements to repurchase            138,343      127,747
Long term borrowings                                      101,038       95,605
Subordinated debt                                          22,681       15,464
Accrued interest payable                                    3,936        2,516
Other liabilities                                          11,002        3,810
                                                       ----------     --------
Total liabilities                                         893,634      865,030
                                                       ----------     --------

Stockholders' equity
   Preferred stock - $.10 Par value:                           --           --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized  -- 10,000,000 shares
      Issued      --  7,698,285 shares
      Outstanding --
         June 30, 2005, 6,769,606 shares
         December 31, 2004, 6,751,675 shares                  770          770
Additional paid-in capital                                 89,982       89,543
Retained earnings                                          31,561       28,983
Accumulated other comprehensive loss, net                  (4,117)      (2,602)
   Treasury Stock
   June 30, 2005, 928,679 shares
   December 31, 2004, 946,610 shares                       (8,903)      (9,075)
                                                       ----------     --------
Total stockholders' equity                                109,293      107,619
                                                       ----------     --------
                                                       $1,002,927     $972,649
                                                       ==========     ========

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                For The             For The
                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------   -----------------
                                             2005     2004       2005      2004
                                           -------   ------    -------   -------
INTEREST INCOME
Loans                                      $ 4,847   $4,596    $ 9,541   $ 9,445
Investment securities                        6,473    5,021     12,652     9,807
Federal funds sold and interest bearing
   deposits                                     58        9        152        12
                                           -------   ------    -------   -------
Total interest income                       11,378    9,626     22,345    19,264
                                           -------   ------    -------   -------
INTEREST EXPENSE
Deposits                                     3,224    2,391      6,115     4,846
Short-term borrowings                        1,008      582      1,773     1,079
Long-term borrowings                         1,353      823      2,511     1,591
                                           -------   ------    -------   -------
Total interest expense                       5,585    3,796     10,399     7,516
                                           -------   ------    -------   -------
Net interest income                          5,793    5,830     11,946    11,748
PROVISION FOR LOAN LOSSES                       45       45         90        90
                                           -------   ------    -------   -------
Net interest income after provision for
   loan losses                               5,748    5,785     11,856    11,658
                                           -------   ------    -------   -------
NON-INTEREST INCOME
Service charges on deposits                    145      114        278       241
Investment securities gains                      3       49          9       142
Other income                                   137       88        267       286
                                           -------   ------    -------   -------
Total non-interest income                      285      251        554       669
                                           -------   ------    -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits               2,021    1,528      3,976     3,195
Net occupancy expense                          477      402        858       676
Equipment expense                               95       82        194       168
FDIC assessment                                 67       24        136        46
Data processing expense                         49       46         93        78
Other                                          669    1,090      1,314     1,971
                                           -------   ------    -------   -------
Total non-interest expense                   3,378    3,172      6,571     6,134
                                           -------   ------    -------   -------
Income before provision for taxes            2,655    2,864      5,839     6,193
Provision for income taxes                   1,304    1,383      2,790     2,761
                                           -------   ------    -------   -------
Net income                                 $ 1,351   $1,481    $ 3,049   $ 3,432
                                           =======   ======    =======   =======
Net income per share:
   Basic                                   $   .20   $  .22    $   .45   $   .52
                                           =======   ======    =======   =======
   Diluted                                 $   .20   $  .22    $   .44   $   .50
                                           =======   ======    =======   =======

        The accompanying notes are an integral part of these statements.

                                               BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               For The Six Months Ended June 30, 2005
                                                          (In Thousands)
                                                            (unaudited)

                                                               Accumulated
                                           Stock  Additional      other                                             Total
                                   Common   Par     paid-in   comprehensive  Retained  Treasury  Comprehensive  stockholders'
                                   Shares  value    capital    (loss), net   earnings    stock   income (loss)      equity
                                   ------  -----  ----------  -------------  --------  --------  -------------  -------------
Balance at December 31, 2004        7,698   $770    $89,543      $(2,602)    $28,983    $(9,075)                  $107,619

Net income                                                                     3,049                  3,049          3,049
Exercise of stock options                               439                                 172                        611
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                      (1,515)                            (1,515)        (1,515)
                                                                                                    -------
Comprehensive income                                                                                $ 1,534
                                                                                                    =======
Cash dividends                                                                  (471)                                 (471)
                                    -----   ----    -------      -------     -------    -------                   --------
Balance at June 30, 2005            7,698   $770    $89,982      $(4,117)    $31,561    $(8,903)                  $109,293
(Unaudited)                                 ====    =======      =======     =======    =======                   ========

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                For The Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                    2005        2004
                                                                 ---------   ---------
   Cash flows from operating activities:
Net income                                                       $   3,049   $   3,432
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
Realized gain on investment securities                                  (9)       (142)
Net amortization of premiums of investment securities                   23       1,698
Depreciation and amortization                                          306         286
Provision for loan losses                                               90          90

Increase in accrued interest receivable                               (612)       (827)
Increase in other assets                                              (897)     (5,878)
   Increase in accrued interest payable and other liabilities        9,022         216
                                                                 ---------   ---------
   Net cash provided by (used in) operating activities              10,972      (1,125)
                                                                 ---------   ---------
   Cash flows from investing activities:
Investment securities available for sale
   Purchases                                                      (264,286)   (655,272)
   Sales, maturities and calls                                     236,266     599,255
Investment securities held to maturity
   Maturities                                                           33          42
Net (increase) decrease in loans                                    (7,319)      1,500
Acquisition of premises and equipment                                 (177)       (193)
                                                                 ---------   ---------
Net cash (used in) investing activities                            (35,483)    (54,668)
                                                                 ---------   ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                For The Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                     2005       2004
                                                                   --------   -------
   Cash flows from financing activities:
Net increase in non interest bearing deposits                         6,059        29
Net (decrease) increase in interest bearing deposits                 (9,313)   13,458
Increase in securities sold under agreements to repurchase           10,596    29,830
Proceeds from long term debt                                         20,000    17,673
Repayment of long term debt                                         (14,567)   (8,500)
Proceeds from issuance of subordinated debentures                     7,217    14,791
Acquisition of treasury stock                                            --       (69)
Proceeds from exercise of common stock options                          201       417
Cash paid for fractional shares                                          --      (463)
Dividends paid                                                         (471)     (332)
                                                                   --------   -------
Net cash provided by financing activities                            19,722    66,834
                                                                   --------   -------

   Net (decrease) increase in cash                                   (4,789)   11,041
   Cash - beginning of period                                        17,383     9,310
                                                                   --------   -------
   Cash - end of period                                            $ 12,594   $20,351
                                                                   ========   =======
Supplemental disclosure of cash flow information:
   Cash used to pay interest                                       $  8,979   $ 7,208
   Cash used to pay taxes, net of refunds                          $  4,267   $ 7,397

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2005 and 2004

NOTE 1. General

     Berkshire Bancorp Inc., a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire's principal activity is the ownership and management of its wholly owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2005 and December 31, 2004 and the consolidated results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its consolidated stockholders' equity for the six month period ended June 30, 2005, and its consolidated cash flows for the six month periods ended June 30, 2005 and 2004. As discussed in Note 2 below, all weighted share and per share information in 2004 has been retroactively restated to reflect the stock split and stock dividend.

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

                                                          For The Three Months Ended
                                 ---------------------------------------------------------------------------
                                             June 30, 2005                          June 30, 2004
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income         Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $1,351         6,764        $.20       $1,481         6,631        $.22
Effect of dilutive securities
   Options                              --           155         .--           --           201         .
                                    ------         -----        ----       ------         -----        ----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $1,351         6,919        $.20       $1,481         6,832        $.22
                                    ======         =====        ====       ======         =====        ====

                                                           For The Six Months Ended
                                 ---------------------------------------------------------------------------
                                             June 30, 2005                          June 30, 2004
                                 ------------------------------------   ------------------------------------
                                                                 Per                                    Per
                                    Income         Shares       share      Income         Shares       share
                                 (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                 -----------   -------------   ------   -----------   -------------   ------
                                                    (In thousands, except per share data)
Basic earnings per share
   Net income available to
      common stockholders           $3,049         6,759        $ .45      $3,432         6,627        $ .52
Effect of dilutive securities
   Options                              --           165         (.01)         --           210         (.02)
                                    ------         -----        -----      ------         -----        -----
Diluted earnings per share
   Net income available to
      common stockholders plus
      assumed conversions           $3,049         6,924        $ .44      $3,432         6,837        $ .50
                                    ======         =====        =====      ======         =====        =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Investment Securities

     The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2005 and December 31, 2004:

                                          June 30, 2005
                           -------------------------------------------
                                          Gross        Gross
                           Amortized   unrealized   unrealized    Fair
                              Cost        gains       losses     value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies      $591         $28          $--       $619
                              ----         ---          ---       ----
   Totals                     $591         $28          $--       $619
                              ====         ===          ===       ====

                                        December 31, 2004
                           -------------------------------------------
                                          Gross        Gross
                           Amortized   unrealized   unrealized    Fair
                              Cost        gains       losses     value
                           ---------   ----------   ----------   -----
                                          (In thousands)
Held To Maturity
Investment Securities

U.S. Government Agencies      $624         $10         $(1)       $633
                              ----         ---         ---        ----
   Totals                     $624         $10         $(1)       $633
                              ====         ===         ===        ====

                                              June 30, 2005
                             ----------------------------------------------
                                            Gross        Gross
                             Amortized   unrealized   unrealized     Fair
                                Cost        gains       losses       value
                             ---------   ----------   ----------   --------
                                             (In thousands)
Available-For-Sale
Investment Securities

U.S. Treasury and Notes       $ 24,945     $   --      $  (261)    $ 24,684
U.S. Government Agencies       495,616        227       (4,286)     491,557
Mortgage-backed securities     101,744        681         (969)     101,456
Corporate notes                 29,559         88       (1,396)      28,251
Municipal Securities             1,973        320           --        2,293
Marketable equity
   securities and other          9,004        275          (61)       9,218
                              --------     ------      -------     --------
   Totals                     $662,841     $1,591      $(6,973)    $657,459
                              ========     ======      =======     ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. - (continued)

                                           December 31, 2004
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
                              ========     ======      =======     ========

NOTE 6. Loan Portfolio

     The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                      June 30, 2005     December 31, 2004
                                    -----------------   -----------------
                                                 % of               % of
                                      Amount    Total    Amount    Total
                                    ---------   -----   --------   -----
                                            (Dollars in thousands)
Commercial and professional loans   $ 24,064      8.1%  $ 16,498     5.7%
Secured by real estate
   1-4 family                        151,760     51.4    155,079    53.9
   Multi family                        3,124      1.1      4,600     1.6
   Non-residential (commercial)      114,537     38.8    109,597    38.1
Consumer                               1,731      0.6      1,989     0.7
                                    --------    -----   --------   -----
Total loans                          295,216    100.0%   287,763   100.0%
                                                =====              =====
Deferred loan fees                      (854)               (784)
Allowance for loan losses             (3,081)             (2,927)
                                    --------            --------
Loans, net                          $291,281            $284,052
                                    ========            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

     The following table summarizes the composition of the average balances of major deposit categories:

                                       June 30, 2005      December 31, 2004
                                    ------------------   ------------------
                                     Average   Average    Average   Average
                                     Amount     Yield     Amount     Yield
                                    --------   -------   --------   -------
                                             (Dollars in thousands)
Demand deposits                     $ 45,530      --     $ 38,896      --
NOW and money market                  43,654    0.93%      47,677    0.65%
Savings deposits                     257,032    1.86      224,542    1.55
Time deposits                        301,718    2.64      309,968    1.96
                                    --------    ----     --------    ----
Total deposits                      $647,934    1.43%    $621,083    1.58%
                                    ========    ====     ========    ====

NOTE 8. Comprehensive Income

     The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                           For The Six Months Ended
                               -----------------------------------------------------------------------------
                                            June 30, 2005                            June 30, 2004
                               ---------------------------------------   -----------------------------------
                                                 Tax                                     Tax
                               Before tax     (expense)     Net of tax   Before tax   (expense)   Net of tax
                                 amount        benefit        Amount       amount      benefit      amount
                               ----------   -------------   ----------   ----------   ---------   ----------
                                                                (In thousands)
Unrealized gains (losses) on
   investment securities:
Unrealized holding gains
   (losses) arising during
   period                       $(2,516)        $1,006       $(1,510)     $(9,461)     $3,784      $(5,677)
Less reclassification
   adjustment for gains
   realized in net income             9             (4)            5          142         (57)          85
                                -------         ------       -------      -------      ------      -------
Other comprehensive
  income, net                   $(2,525)        $1,010       $(1,515)     $(9,603)     $3,841      $(5,762)
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

     At June 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. Since all stock options outstanding are vested, proforma net income has not been presented. The Company did not grant stock options during the six months ended June 30, 2005 and 2004.

NOTE 10. Employee Benefit Plans

     The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R).

                                        For The               For The
                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                 -------------------   -------------------
                                   2005       2004       2005       2004
                                 --------   --------   --------   --------
Service cost                     $ 79,381   $ 62,640   $145,381   $118,640
Interest cost                      35,425     30,750     63,425     59,500
Expected return on plan assets    (38,940)   (37,550)   (72,940)   (75,050)
Amortization and Deferral:
   Transition amount                   --         --         --         --
   Prior service cost               4,593      4,625      9,186      9,125
   (Gain)/loss                     11,228      5,350     17,635      8,350
Net periodic pension cost          91,687     65,815    162,687    120,565

     During the fiscal year ending December 31, 2005, we expect to contribute approximately $112,000 to the Plan. We did not make any contributions, required or otherwise, to the Plan in the three and six months ended June 30, 2005.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 11. New Accounting Pronouncements

Stock-Based Compensation

     In December 2004, the FASB issued Statement No. 123(R) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In accordance with recent guidance from the Securities and Exchange Commission, the Company will be required to apply FAS 123(R) on January 1, 2006.

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

     FAS 123(R) provides two methods for companies to transition to the new standard requiring the exspensing of options. Companies may elect to (i) restate results for prior quarters in the fiscal year of adoption of FAS 123(R) to reflect the FAS 123 proforma compensation costs, or (ii) restate results for prior periods, whether annual or quarterly, to reflect the FAS 123 proforma compensation costs. We are in the process of determining which transition approach to use and the effect, if any, such transition approach will have on our financial statements.

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

     The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The FASB had directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, including steps two and three of the three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1."

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 11. (continued)

     In June 2005, the FASB decided to issue proposed FSP EITF 03-1-a as final without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP will be retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and will supersede EITF 03-1. The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," Staff Accounting Bulletin 59, "Accounting for Noncurrent Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

     The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005.

     The Company is in the process of determining the impact that this FSP will have on its financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation. References herein to "Berkshire", the "Company" or "we" and similar pronouns, shall be deemed to refer to Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. References herein to per share amounts refer to diluted shares. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

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

     With the adoption of SFAS No. 142 on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2004, the Company completed its impairment testing, which determined that no impairment write-offs were necessary.

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

                                                      For The Three Months Ended June 30,
                                    -----------------------------------------------------------------------
                                                    2005                                 2004
                                    -----------------------------------   ---------------------------------
                                                  Interest                            Interest
                                      Average       and        Average     Average      and        Average
                                      Balance    Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    ----------   ---------   ----------   --------   ---------   ----------
                                                             (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $  288,073    $ 4,847       6.73%     $293,528     $4,596       6.26%
Investment securities                  666,991      6,473       3.88       625,862      5,021       3.21
Other (2)(5)                             8,890         58       2.61         3,151          9       1.14
                                    ----------    -------       ----      --------     ------       ----
Total interest-earning assets          963,954     11,378       4.72       922,541      9,626       4.17
                                                                ----                                ----
Noninterest-earning assets              45,186                              37,352
                                    ----------                            --------
Total Assets                         1,009,140                             959,893
                                    ==========                            ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits              277,810      1,170       1.68%      263,615        852       1.29%
Time deposits                          306,881      2,054       2.68       320,985      1,539       1.92
Other borrowings                       262,814      2,361       3.59       225,964      1,405       2.49
                                    ----------    -------       ----      --------     ------       ----
Total interest-bearing
   liabilities                         847,505      5,585       2.64       810,654      3,796       1.87
                                                  -------       ----                   ------       ----
Demand deposits                         47,331                              37,406
Noninterest-bearing liabilities          9,391                               7,078
Stockholders' equity (5)               104,913                             104,755
                                    ----------                            --------
Total liabilities and
   stockholders' equity              1,009,140                             959,893
                                    ==========                            ========
Net interest income                                 5,793                               5,830
                                                  =======                              ======
Interest-rate spread (3)                                        2.08%                               2.30%
                                                                ====                                ====
Net interest margin (4)                                         2.40%                               2.53%
                                                                ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                    1.14                                1.14
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                       For The Six Months Ended June 30,
                                    -----------------------------------------------------------------------
                                                    2005                                 2004
                                    -----------------------------------   ---------------------------------
                                                  Interest                            Interest
                                      Average       and        Average     Average      and        Average
                                      Balance    Dividends   Yield/Rate    Balance   Dividends   Yield/Rate
                                    ----------   ---------   ----------   --------   ---------   ----------
                                                             (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                           $  288,186    $ 9,541       6.62%     $293,484    $ 9,445       6.44%
Investment securities                  669,449     12,652       3.78       607,911      9,807       3.23
Other (2)(5)                            12,764        152       2.38         2,621         12       0.92
                                    ----------    -------       ----      --------    -------       ----
Total interest-earning assets          970,399     22,345       4.61       904,016     19,264       4.26
                                                                ----                                ----
Noninterest-earning assets              43,857                              37,527
                                    ----------                            --------
Total Assets                         1,014,256                             941,543
                                    ==========                            ========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits              300,686      2,508       1.67%      261,404      1,749       1.34%
Time deposits                          301,718      3,607       2.39       320,533      3,097       1.93
Other borrowings                       251,684      4,284       3.40       210,640      2,670       2.54
                                    ----------    -------       ----      --------    -------       ----
Total interest-bearing
   liabilities                         854,088     10,399       2.44       792,577      7,516       1.90
                                                  -------       ----                  -------       ----
Demand deposits                         45,530                              37,302
Noninterest-bearing liabilities          6,862                               7,215
Stockholders' equity (5)               107,776                             104,449
                                    ----------                            --------
Total liabilities and
   stockholders' equity              1,014,256                             941,543
                                    ==========                            ========
Net interest income                                11,946                              11,748
                                                  =======                             =======
Interest-rate spread (3)                                        2.17%                               2.36%
                                                                ====                                ====
Net interest margin (4)                                         2.46%                               2.60%
                                                                ====                                ====
Ratio of average interest-earning
   assets to average interest
   bearing liabilities                    1.14                                1.14
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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties New York.

Net Income. Net income for the three-month period ended June 30, 2005 was $1.35 million, or $.20 per share, as compared to $1.48 million, or $.22 per share, for the three-month period ended June 30, 2004. Net income for the six-month period ended June 30, 2005 was $3.05 million, or $.44 per share, as compared to $3.43 million, or $.50 per share, for the six-month period ended June 30, 2004.

     The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board in August, September, November and December of 2004, and February, March, May and June of 2005 have moved the prime rate to its present level of 6.25%.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

     For the quarter ended June 30, 2005, net interest income decreased by $37,000 to $5.79 million from $5.83 million for the quarter ended June 30, 2004. The quarter over quarter decrease in net interest income was the result of the 4.55% growth in the average amount of interest-bearing liabilities to $847.51 million from $810.65 million during the quarter ended June 30, 2004, and the 77 basis point increase in the average rate paid on such liabilities to 2.64% in the 2005 quarter from 1.87% in the 2004 quarter. Partially offsetting these factors was the 4.49% growth in the average amount of interest-earning assets to $963.95 million during the 2005 quarter from $922.54 million during the 2004 quarter, and the 55 basis point increase in the average yield on such assets to 4.72% in the 2005 quarter from 4.17% in the 2004 quarter. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 22 basis points to 2.08% in the 2005 quarter from 2.30% in the 2004 quarter.

     For the six-month period ended June 30, 2005, net interest income increased by $198,000 to $11.95 million from $11.75 million for the six-month period ended June 30, 2004. The period over period increase in net interest income was the result of the 7.34% growth in average interest-earning assets to $970.40 million in 2005 from $904.02 million in the 2004 period, partially offset by the 7.76% growth in average interest-bearing liabilities to $854.09 million in 2005 from $792.58 million in 2004. The interest-rate spread declined by 19 basis points to 2.17% in 2005 from 2.36% in 2005.

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

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 13 basis points to 2.40% in the second quarter of 2005 from 2.53% in the second quarter of 2004, and declined by 14 basis points to 2.46% in the six-month period of 2005 from 2.60% in the six-month period of 2004. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 4.72% and 4.61% in the three and six months ended June 30, 2005, respectively, compared to 4.17% and 4.26% in the three and six months ended June 30, 2004, respectively. The increased yield is the result of the rising interest rate environment discussed above which triggers the upward rate adjustment in our portfolio of adjustable rate loans and investment securities.

     For the three months ended June 30, 2005, the average amounts of loans decreased by $5.45 million to $288.07 million from $293.53 million for the three months ended June 30, 2004. However, the average yield on such loans increased by 47 basis points to 6.73% in the 2005 quarter from 6.26% in the 2004 quarter. In the 2005 quarter, the average amount of investment securities and other interest-earning assets increased by $41.13 million and $5.74 million, respectively, to $666.99 million and $8.89 million, respectively, from $625.86 million and $3.15 million, respectively, in the 2004 quarter. The average yield on investment securities and other interest-earning increased to 3.88% and 2.61%, respectively, during the three months ended June 30, 2005 from 3.21% and 1.14%, respectively, during the three months ended June 30, 2004.

     For the six months ended June 30, 2005, the average amounts of loans decreased by $5.30 million to $288.19 million from $293.48 million for the six months ended June 30, 2004. However, the average yield on such loans increased by 18 basis points to 6.62% in the first six months of 2005 from 6.44% in the first six months of 2005 quarter. In the 2005 period, the average amount of investment securities and other interest-earning assets increased by $61.54 million and $10.14 million, respectively, to $669.45 million and $12.76 million, respectively, from $607.91 million and $2.62 million, respectively, in the 2004 period. The average yield on investment securities and other interest-earning increased to 3.78% and 2.38%, respectively, during the six months ended June 30, 2005 from 3.23% and 0.92%, respectively, during the six months ended June 30, 2004.

Interest Income. Total interest income for the quarter ended June 30, 2005 increased by $1.75 million, or 18.20%, to $11.38 million from $9.63 million for the quarter ended June 30, 2004. The increase in total interest income was due to higher average balances and higher average yields on interest-earning assets. Loans and investment securities contributed $4.85 million and $6.47 million, respectively, of interest income in the 2005 quarter compared to $4.60 million and $ $5.02 million, respectively in the 2004 quarter.

                        -------------------------------------
                             Three Months Ended June 30,
                        -------------------------------------
                               2005                2004
                        -----------------   -----------------
                        Interest    % of    Interest    % of
                         Income     Total    Income     Total
                        --------   ------   --------   ------
                          (In thousands, except percentages)
Loans                    $ 4,847    42.60%   $4,596     47.75%
Investment Securities      6,473    56.89     5,021     52.16
Other                         58     0.51         9      0.09
                         -------   ------    ------    ------
Total Interest Income    $11,378   100.00%   $9,626    100.00%

     Total interest income for the six months ended June 30, 2005 increased by $3.08 million, or 15.99%, to $22.35 million from $19.26 for the six months ended June 30, 2004. The increase in total interest income was due to higher average balances and higher average yields on interest-earning assets. Loans and investment securities contributed $9.54 million and $12.65 million, respectively, of interest income in the 2005 period compared to $9.45 million and $9.81 million, respectively in the 2005 period.

                        -------------------------------------
                              Six Months Ended June 30,
                        -------------------------------------
                               2005                2004
                        -----------------   -----------------
                        Interest    % of    Interest    % of
                         Income     Total    Income     Total
                        --------   ------   --------   ------
                          (In thousands, except percentages)
Loans                    $ 9,541    42.70%   $ 9,445    49.03%
Investment Securities     12,652    56.62      9,807    50.91
Other                        152     0.68         12     0.06
                         -------   ------    -------   ------
Total Interest Income    $22,345   100.00%   $19,264   100.00%

     Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have declined slightly as a percentage of total average interest-earning assets. During the three and six months ended June 30, 2005, the average amount of our loan portfolio represented 29.89% and 29.70%, respectively, of total interest-earning assets compared to 31.82% and 32.46%, respectively, for the three and six months ended June 30, 2004. The average amount of investment securities have increased to 69.19% and 68.98% of interest-earning assets during the three and six months of 2005, respectively, compared to 67.84% and 67.25%, respectively, during the three and six months ended June 30, 2004. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                -------------------------------------
                                     Three Months Ended June 30,
                                -------------------------------------
                                       2005                2004
                                -----------------   -----------------
                                 Average    % of     Average    % of
                                 Amount     Total    Amount     Total
                                --------   ------   --------   ------
                                  (In thousands, except percentages)
Loans                           $288,073    29.89%  $293,528    31.82%
Investment Securities            666,991    69.19    625,862    67.84
Other                              8,890     0.92      3,151     0.34
                                --------   ------   --------   ------
Total Interest-Earning Assets   $963,954   100.00%  $922,541   100.00%

                                -------------------------------------
                                      Six Months Ended June 30,
                                -------------------------------------
                                       2005                2004
                                -----------------   -----------------
                                 Average    % of     Average    % of
                                 Amount     Total    Amount     Total
                                --------   ------   --------   ------
                                  (In thousands, except percentages)
Loans                           $288,186    29.70%  $293,484    32.46%
Investment Securities            669,449    68.98    607,911    67.25
Other                             12,764     1.32      2,621     0.29
                                --------   ------   --------   ------
Total Interest-Earning Assets   $970,399   100.00%  $904,016   100.00%

Interest Expense. Total interest expense for the quarter ended June 30, 2005 increased by $1.79 million, or 47.13%, to $5.59 million from $3.80 million for the quarter ended June 30, 2004. The increase in interest expense was due primarily to the growth in the average amount of interest-bearing liabilities and the increase in the average rates paid on such liabilities, 2.64% and 1.87% in the 2005 and 2004 quarters, respectively. If and when interest rates move higher, interest expense is likely to increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In May 2004 and April 2005, we sold $15.46 million and $7.22 million, respectively, of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The additional interest expense on these Debentures, which is included in other borrowings was, approximately $343,000 and $64,000 during the three months end June 30, 2005 and 2004, respectively.

                            -------------------------------------
                                 Three Months Ended June 30,
                            -------------------------------------
                                   2005                2004
                            -----------------   -----------------
                            Interest    % of    Interest    % of
                             Expense    Total    Expense    Total
                            --------   ------   --------   ------
                              (In thousands, except percentages)
Interest-Bearing Deposits    $1,170     20.95%   $  852     22.44%
Time Deposits                 2,054     36.78     1,539     40.54
Other Borrowings              2,361     42.27     1,405     37.02
                             ------    ------    ------    ------
Total Interest Expense       $5,585    100.00%   $3,796    100.00%

     Total interest expense for the six-month period ended June 30, 2005 increased by $2.88 million, or 38.35%, to $10.40 million from $7.52 million for the six-month period ended June 30, 2004. The increase in interest expense was due primarily to the growth in the average amount of interest-bearing liabilities and the increase in the average rates paid on such liabilities, 2.44% and 1.90% in the 2005 and 2004 six-month periods, respectively. The interest expense on the Debentures, which is included in other borrowings was, approximately $549,000 and $64,000 during the 2005 and 2004 six-month periods, respectively.

                            -------------------------------------
                                  Six Months Ended June 30,
                            -----------------   -----------------
                                   2005                2004
                            -----------------   -----------------
                            Interest    % of    Interest    % of
                             Expense    Total    Expense    Total
                            --------   ------   --------   ------
                              (In thousands, except percentages)
Interest-Bearing Deposits    $ 2,508    24.12%   $1,749     23.27%
Time Deposits                  3,607    34.69     3,097     41.21
Other Borrowings               4,284    41.19     2,670     35.52
                             -------   ------    ------    ------
Total Interest Expense       $10,399   100.00%   $7,516    100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2005, non-interest income amounted to $285,000 and $554,000, respectively, compared to non-interest income of $251,000 and $669,000 for the three and six months ended June 30, 2004, respectively.

                              ---------------------------------------------
                                       Three Months Ended June 30,
                              ---------------------------------------------
                                       2005                    2004
                              ---------------------   ---------------------
                              Non-Interest    % of    Non-Interest    % of
                                 Income       Total      Income       Total
                              ------------   ------   ------------   ------
                                    (In thousands, except percentages)
Service Charges on Deposits       $145        50.88%      $114        45.42%
Investment Securities gains          3         1.05         49        19.52
Other                              137        48.07         88        35.06
                                  ----       ------       ----       ------
Total Non-Interest Income         $285       100.00%      $251       100.00%

                              ---------------------------------------------
                                        Six Months Ended June 30,
                              ---------------------------------------------
                                       2005                    2004
                              ---------------------   ---------------------
                              Non-Interest    % of    Non-Interest    % of
                                 Income       Total      Income       Total
                              ------------   ------   ------------   ------
                                    (In thousands, except percentages)
Service Charges on Deposits       $278        50.18       $241        36.02%
Investment Securities gains          9         1.62        142        21.23
Other                              267        48.20        286        42.75
                                  ----       ------       ----       ------
Total Non-Interest Income         $554       100.00%      $669       100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2005 was $3.38 million and $6.57 million, respectively, compared to $3.17 million and $6.13 million for the three and six month-periods ended June 30, 2004, respectively. The increases in the 2005 periods are primarily due to the expansion of our business. We have added space and staff to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.

     Other non-interest expense decreased to $669,000 and $1.31 million, respectively, in the three and six months ended June 30, 2005 from $1.09 million and $1.97 million, respectively, in the three and six months ended June 30, 2004. The decreases are primarily due to expenses of a non-recurring nature. In July 2004, we settled a cancelled lease for the Bank's former headquarters in an amount which was less than the full amount remaining on the lease, but more than we had estimated and accrued. The Company recorded the remaining $175,000, in other non-interest expense for the three and six months ended June 30, 2004, to recognize the full settlement amount which was paid in August 2004. Also in 2004, we engaged legal and accounting professionals to assist the Company with an internal investigation and recorded approximately $320,000 of additional non-interest expense in 2004.

                                 ---------------------------------------------
                                          Three Months Ended June 30,
                                 ---------------------------------------------
                                          2005                    2004
                                 ---------------------   ---------------------
                                 Non-Interest    % of    Non-Interest    % of
                                    Income       Total      Income       Total
                                 ------------   ------   ------------   ------
                                       (In thousands, except percentages)
Salaries and Employee Benefits      $2,021       59.84%      $1,528      48.17%
Net Occupancy Expense                  477       14.12          402      12.67
Equipment Expense                       95        2.81           82       2.59
FDIC Assessment                         67        1.98           24       0.76
Data Processing Expense                 49        1.45           46       1.45
Other                                  669       19.80        1,090      34.36
                                    ------      ------       ------     ------
Total Non-Interest Expense          $3,378      100.00%      $3,172     100.00%

                                 ---------------------------------------------
                                           Six Months Ended June 30,
                                 ---------------------------------------------
                                          2005                    2004
                                 ---------------------   ---------------------
                                 Non-Interest    % of    Non-Interest    % of
                                    Income       Total      Income       Total
                                 ------------   ------   ------------   ------
                                       (In thousands, except percentages)
Salaries and Employee Benefits       $3,976      60.51%      $3,195      52.09%
Net Occupancy Expense                   858      13.06          676      11.02
Equipment Expense                       194       2.94          168       2.74
FDIC Assessment                         136       2.07           46       0.75
Data Processing Expense                  93       1.42           78       1.27
Other                                 1,314      20.00        1,971      32.13
                                     ------     ------       ------     ------
Total Non-Interest Expense           $6,571     100.00%      $6,134     100.00%

Provision for Income Tax. During the three and six-month periods ended June 30, 2005, the Company recorded income tax expense of $1.30 million and $2.79 million, respectively, compared to income tax expense of $1.38 million and $2.76 million, respectively, for the three and six-month periods ended June 30, 2004. The tax provisions for federal, state and local taxes recorded for the first six month of 2005 and 2004 represent effective tax rates of 47.78% and 44.58%, respectively.

Common Stock Repurchases

     On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,844,646 shares of its Common Stock. At June 30, 2005, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.

Fiscal Year 2005

                   Number of   Average Price
                     Shares       Paid Per
                   Purchased       Share
                   ---------   -------------
January - June         --            --

Fiscal Year 2004

                   Number of   Average Price
                     Shares       Paid Per
                   Purchased       Share
                   ---------   -------------
January - March      4,263         $16.33
April - December        --             --

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

     As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $101.04 million at June 30, 2005, at fixed rates for a period of one to five years.

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

     In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                          Berkshire Bancorp Inc.
                                              Interest Rate Sensitivity Gap at June 30, 2005
                                                  (in thousands, except for percentages)
                                          -----------------------------------------------------
                                          3 Months    3 Through   1 Through     Over
                                           or Less    12 Months    3 Years    3 Years    Total
                                          --------    ---------   ---------   -------   -------
Federal funds sold                           4,000          --          --         --     4,000
                                 (Rate)       3.19%                                        3.19
Interest bearing deposits in banks           1,567          --          --         --     1,567
                                 (Rate)       2.06%                                        2.06%
Loans (1)(2)
Adjustable rate loans                       52,222      17,927       6,286     17,526    93,961
                                 (Rate)       7.47%       5.43%       7.53%      6.62%     6.93%
Fixed rate loans                               525       5,329      14,981    180,420   201,255
                                 (Rate)       7.17%       7.42%       6.82%      6.92%     6.93%
                                          --------    --------    --------    -------   -------
Total loans                                 52,747      23,256      21,267    197,946   295,216
Investments (3)(4)                          61,877     150,884     150,412    294,877   658,050
                                 (Rate)       2.89%       3.08%       3.38%      4.84%     3.92%
                                          --------    --------    --------    -------   -------
Total rate-sensitive assets                116,191     174,140     171,679    492,823   954,833
                                          --------    --------    --------    -------   -------

Deposit accounts (5)
Savings and NOW                            237,751          --          --         --   237,751
                                 (Rate)       2.03%                                        2.03%
Money market                                20,483          --          --         --    20,483
                                 (Rate)       0.79%                                        0.79%
Time Deposits                               64,008     207,798      38,291         53   310,150
                                 (Rate)       2.02%       2.85%       2.94%      1.74%     2.69%
                                          --------    --------    --------    -------   -------

Total deposit accounts                     322,242     207,798      38,291      53.00   568,384
Repurchase Agreements                       92,380      12,963      33,000         --   138,343
                                 (Rate)       3.16%       2.90%       2.92%                3.08%
Other borrowings                             1,000       2,251      59,242     61,226   123,719
                                 (Rate)       5.90%       3.64%       3.58%      4.89%     4.25%
                                          --------    --------    --------    -------   -------
Total rate-sensitive liabilities           415,622     223,012     130,533     61,279   830,446
                                          --------    --------    --------    -------   -------

Interest rate caps                          20,000                 (20,000)
Gap (repricing differences)               (319,431)    (48,872)     61,146    431,544   124,387
                                          ========    ========    ========    =======   =======

Cumulative Gap                            (319,431)   (368,303)   (307,157)   124,387
                                          ========    ========    ========    =======
Cumulative Gap to Total Rate Sensitive
   Assets                                   (33.45)%    (38.57)%    (32.17)%    13.03%
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

     For the three and six months ended June 30, 2005, we charged-off loans of $25,000 and $25,000, respectively, and recovered loans of $39,000 and $89,000, respectively. For the three and six months ended June 30, 2004, we charged-off loans of $1,000 and $1,000, respectively, and recovered loans of $4,000 and $27,000, respectively. All recovered amounts in 2005 and 2004 were returned to the provision for loan loss reserves.

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

     At June 30, 2005 and 2004, we had a total of $400,000 and $450,000, respectively, of non accrual or non performing loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses, the year over year increase in total loans to $295.22 million from $293.28 million and the economic conditions in our market area, the provision for the six months ended June 30, 2005, including net recoveries which are added back to the provision, increased to $3.08 million from $2.71 million in the year ago period.

     Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

     The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        -------------------   -------------------
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
Average loans outstanding               $288,073   $293,528   $288,186   $293,484
                                        ========   ========   ========   ========
Allowance at beginning of period           3,022      2,661      2,927      2,593
Charge-offs:
   Commercial and other loans                 25          1         25          1
   Real estate loans                          --         --         --         --
                                        --------   --------   --------   --------
      Total loans charged-off                 25          1         25          1
                                        --------   --------   --------   --------
Recoveries:
   Commercial and other loans                 39          4         89         27
   Real estate loans                          --         --         --         --
                                        --------   --------   --------   --------
      Total loans recovered                   39          4         89         27
                                        --------   --------   --------   --------
      Net recoveries (charge-offs)            14          3         64         26
                                        --------   --------   --------   --------
Provision for loan losses charged to
   operating expenses                         45         45         90         90
                                        --------   --------   --------   --------
Allowance at end of period                 3,081      2,709      3,081      2,709
                                        --------   --------   --------   --------
Ratio of net recoveries (charge-offs)
   to average loans outstanding             0.00%      0.00%      0.02%      0.00%
                                        ========   ========   ========   ========
Allowance as a percent of total loans       1.04%      0.92%      1.04%      0.92%
                                        ========   ========   ========   ========
Total loans at end of period            $295,216   $293,282   $295,216   $293,282
                                        ========   ========   ========   ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2005, we had total gross loans of $295.22 million, deferred loans fees of $854,000 and an allowance for loan losses of $3.08 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and six-month periods ended June 30, 2005, the Bank sold approximately $620,000 and $1.13 million, respectively, of such loans and recorded in other income, gains of $4,000 and $11,000, respectively, on such sales.

     The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                    June 30,   December 31,
                                      2005         2004
                                    --------   ------------
                                     Amount       Amount
                                    --------     --------
                                       (in thousands)
Commercial and professional loans   $ 24,064     $ 16,498
Secured by real estate
   1-4 family                        151,760      155,079
   Multi family                        3,124        4,600
   Non-residential (commercial)      114,537      109,597
Consumer                               1,731        1,989
                                    --------     --------
Total loans                          295,216      287,763
Less:
   Deferred loan fees                   (854)        (864)
   Allowance for loan losses          (3,081)      (2,927)
                                    --------     --------
Loans, net                          $291,281     $284,052
                                    ========     ========

     It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. At June 30, 2005 and December 31, 2004, the Bank had $400,000 and $342,000, respectively, of loans in non-accrual status. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At June 30, 2005 and 2004, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

     The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2005 and December 31, 2004 (dollars in thousands):

                                                                                     To be well
                                                                                 capitalized under
                                                                For capital      prompt corrective
                                                Actual       adequacy purposes   action provisions
                                           ---------------   -----------------   -----------------
                                            Amount   Ratio     Amount   Ratio     Amount    Ratio
                                           -------   -----     ------   -----     ------   ------
June 30, 2005
Total Capital (to Risk-Weighted Assets)
   Company                                 120,623   30.7%     31,394   >=8.0%        --   N/A
   Bank                                     92,898   25.1%     29,577   >=8.0%    36,971   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                 117,542   30.0%     15,967   >=4.0%        --   N/A
   Bank                                     89,817   24.3%     14,788   >=4.0%    22,183    >=6.0%
Tier I Capital (to Average Assets)
   Company                                 117,542   11.6%     40,570   >=4.0%        --   N/A
   Bank                                     89,817    9.3%     38,605   >=4.0%    48,256    >=5.0%

                                                                                      To be well
                                                                                  capitalized under
                                                                 For capital      prompt corrective
                                                  Actual      adequacy purposes   action provisions
                                           ----------------   -----------------   -----------------
                                            Amount    Ratio     Amount   Ratio     Amount    Ratio
                                           --------   -----    -------   -----     ------   ------
December 31, 2004
Total Capital (to Risk-Weighted Assets)
   Company                                 $110,063   30.1%    $29,234   >=8.0%        --   N/A
   Bank                                      82,970   24.1%     27,533   >=8.0%    34,416   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  107,136   29.3%     14,617   >=4.0%        --   N/A
   Bank                                      80,042   23.3%     13,766   >=4.0%    20,649    >=6.0%
Tier I Capital (to Average Assets)
   Company                                  107,136   11.2%     38,250   >=4.0%        --   N/A
   Bank                                      80,042    8.6%     37,240   >=4.0%    46,550    >=5.0%

     The recent issuance of trust preferred securities on April 1, 2005 improved the Company's capital ratios in the second quarter of 2005. The banking regulators have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities that are now outstanding, based on the adoption of FIN46(R). However, as additional interpretations from the banking regulators become available, management will re-evaluate the potential impact to its Tier 1 capital calculation of such interpretations.

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

     For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At June 30, 2005, the Company, excluding the Bank, had cash and cash equivalents of approximately $7.00 million and investment securities available for sale of $12.84 million.

     The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $21.47 million at June 30, 2005, include commitments to extend credit and stand-by letters of credit.

     At June 30, 2005, the Company had outstanding commitments of approximately $41.47 million. These commitments include $12.41 million that mature or renew within one year, $25.81 million that mature or renew after one year and within three years, $810,000 that mature or renew after three years and within five years and $2.44 million that mature or renew after five years.

     At June 30, 2005, The Company has two unconsolidated subsidiaries, Berkshire Capital Trust I, which was established in May 2004, and Berkshire Capital Trust II, which was established in April 2005.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2005, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2005 Annual Meeting of Stockholders was held on May 17, 2005. Each of the five individuals nominated to serve as directors of the Company was elected by the following votes:

Director                Shares For   Shares Withheld
--------                ----------   ---------------
William L. Cohen         6,455,754        37,230
Thomas V. Guarino        6,456,654        36,330
Moses Marx               6,383,488       109,496
Steven Rosenberg         6,378,699       114,285
Randolph B. Stockwell    6,451,709        41,275

Item 6. Exhibits

Exhibit
 Number   Description
-------   -----------
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

                                        BERKSHIRE BANCORP INC.
                                              (Registrant)


Date: August 4, 2005                    By: /s/ Steven Rosenberg
                                            ------------------------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                Sequential
 Number   Description                                                 Page Number
-------   -----------                                                 -----------
31        Certification of Principal Executive and Financial               39
          Officer pursuant to Section 302 Of The Sarbanes-Oxley Act
          of 2002.

32        Certification of Principal Executive and Financial               40
          Officer pursuant to Section 906 Of The Sarbanes-Oxley Act
          of 2002.

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as.................... >=