Form 10-Q
period 2005-09-30
BERKSHIRE BANCORP INC /DE/
filed 2005-11-04
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005
                                 ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  0-13649
                         -------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           94-2563513
----------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

160 Broadway, New York, New York                     10038
-------------------------------------         ---------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

                                       N/A
---------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No  X
                                     ---      ---

As of November 4, 2005, there were 6,886,556 outstanding shares of the issuers Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in the sections of this Quarterly Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                          Page No.
                                                          --------
         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2005 (unaudited) and
         December 31, 2004                                   4

         Consolidated Statements of Income
         For The Three and Nine Months Ended
         September 30, 2005 and 2004 (unaudited)             5

         Consolidated Statement of Stockholders'
         Equity For The Nine Months Ended
         September 30, 2005 (unaudited)                      6

         Consolidated Statements of Cash Flows
         For The Nine Months Ended September 30,
         2005 and 2004 (unaudited)                           7

         Notes to Consolidated Financial Statements          9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                         18

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                  28

Item 4.  Controls and Procedures                            35

         PART II  OTHER INFORMATION

Item 6.  Exhibits                                           35

Signature                                                   36

Index of Exhibits                                           37


                                       BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                               (Dollars in Thousands)
                                                     (unaudited)


                                                                            September 30,       December 31,
                                                                                 2005               2004
                                                                         ----------------------------------------
ASSETS
Cash and due from banks                                                     $ 7,362            $ 9,511
Interest bearing deposits                                                     4,102                372
Federal funds sold                                                            6,100              7,500
                                                                           --------          ---------
Total cash and cash equivalents                                              17,564             17,383
Investment Securities:
 Available-for-sale                                                         611,745            630,968
 Held-to-maturity, fair value of $593
  in 2005 and $633 in 2004                                                      578                624
                                                                           --------          ---------
Total investment securities                                                 612,323            631,592
Loans, net of unearned income                                               281,492            286,979
 Less: allowance for loan losses                                             (3,129)            (2,927)
                                                                           --------          ---------
Net loans                                                                   278,363            284,052
Accrued interest receivable                                                   6,143              6,014
Premises and equipment, net                                                   8,698              8,677
Goodwill, net                                                                18,549             18,549
Other assets                                                                  8,640              6,382
                                                                           --------          ---------
Total assets                                                               $950,280          $ 972,649
                                                                           ========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                      $ 44,069            $42,191
 Interest bearing                                                           607,844            577,697
                                                                           --------          ---------
Total deposits                                                              651,913            619,888
Securities sold under agreements to repurchase                               65,290            127,747
Long term borrowings                                                         91,719             95,605
Subordinated debt                                                            22,681             15,464
Accrued interest payable                                                      4,811              2,516
Other liabilities                                                             3,993              3,810
                                                                           --------          ---------
Total liabilities                                                           840,404            865,030
                                                                           --------          ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                               --                 --
  2,000,000 shares authorized - none issued
 Common stock -- $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   September 30, 2005, 6,874,556 shares
   December 31, 2004, 6,751,675 shares                                          770                770
Additional paid-in capital                                                   90,284             89,543
Retained earnings                                                            32,858             28,983
Accumulated other comprehensive loss, net                                    (6,142)            (2,602)
 Treasury Stock
 September 30, 2005, 823,729 shares
 December 31, 2004, 946,610 shares                                           (7,897)            (9,075)
                                                                           --------          ---------
Total stockholders' equity                                                  109,873            107,619
                                                                           --------          ---------
                                                                           $950,280          $ 972,649
                                                                           ========          =========


         The accompanying notes are an integral part of these statements

                                   BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                    (In Thousands, Except Per Share Data)
                                                 (unaudited)

                                                                   For The                          For The
                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                        -----------------------           ----------------------
                                                          2005           2004               2005          2004
                                                        --------       --------           --------      --------
INTEREST INCOME
Loans                                                   $  4,738       $  4,652           $ 14,279      $ 14,097
Investment securities                                      6,452          5,601             19,104        15,408
Federal funds sold and
 interest bearing deposits                                    60             23                212            35
                                                        --------       --------           --------      --------
Total interest income                                     11,250         10,276             33,595        29,540
                                                        --------       --------           --------      --------
INTEREST EXPENSE
Deposits                                                   3,730          2,448              9,845         7,294
Short-term borrowings                                        849            641              2,622         1,720
Long-term borrowings                                       1,300          1,014              3,811         2,605
                                                        --------       --------           --------      --------
Total interest expense                                     5,879          4,103             16,278        11,619
                                                        --------       --------           --------      --------
Net interest income                                        5,371          6,173             17,317        17,921
PROVISION FOR LOAN LOSSES                                     45             45                135           135
                                                        --------       --------           --------      --------
Net interest income after
 provision for loan losses                                 5,326          6,128             17,182        17,786
                                                        --------       --------           --------      --------
NON-INTEREST INCOME
Service charges on deposits                                  158            139                436           380
Investment securities gains                                   --            173                  5           315
Other income                                                 142            143                413           429
                                                        --------       --------           --------      --------
Total non-interest income                                    300            455                854         1,124
                                                        --------       --------           --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits                             1,996          1,670              5,972         4,865
Net occupancy expense                                        433            453              1,291         1,129
Equipment expense                                             99             90                293           258
FDIC assessment                                               70             37                206            83
Data processing expense                                       51             48                144           126
Other                                                        572            828              1,886         2,799
                                                        --------       --------           --------      --------
Total non-interest expense                                 3,221          3,126              9,792         9,260
                                                        --------       --------           --------      --------
Income before provision for taxes                          2,405          3,457              8,244         9,650
Provision for income taxes                                 1,108          1,489              3,898         4,250
                                                        --------       --------           --------      --------
Net income                                              $  1,297       $  1,968           $  4,346      $  5,400
                                                        ========       ========           ========      ========
Net income per share:
 Basic                                                  $    .19       $    .29           $    .64      $    .81
                                                        ========       ========           ========      ========
 Diluted                                                $    .19       $    .29           $    .63      $    .79
                                                        ========       ========           ========      ========


        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For The Nine Months Ended September 30, 2005
                                 (In Thousands)
                                   (unaudited)


                                                                  Accumulated
                                    Common    Stock  Additional      other                                              Total
                                               Par     paid-in   comprehensive   Retained  Treasury   Comprehensive  stockholders'
                                    Shares    value    capital    (loss), net    earnings    stock    income (loss)      equity
                                    ------    -----    --------   ------------   --------    ------   --------------     ------
Balance at December 31, 2004         7,698     $770    $89,543       $(2,602)    $28,983    $(9,075)                    $107,619

Net income                                                                         4,346                    4,346          4,346
Exercise of stock options                                  741                                1,178                        1,919
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                            (3,540)                              (3,540)        (3,540)
                                                                                                           ------
Comprehensive income                                                                                        $ 806
                                                                                                           ======
Cash dividends                                                                      (471)                                   (471)
                                     -----     ----    -------       -------     -------   --------                     --------
Balance at September 30, 2005        7,698     $770    $90,284       $(6,142)    $32,858   $( 7,897)                    $109,873
(Unaudited)                                    ====    =======       =======     =======   ========                     ========



         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             For The Nine Months Ended
                                                                                                   September 30,
                                                                                        ---------------------------------
                                                                                            2005               2004
                                                                                           ------              -----
  Cash flows from operating activities:
Net income                                                                                  $ 4,346            $5,400
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gains on investment securities                                                          (5)             (315)
Net (accretion) amortization of premiums of
 investment securities                                                                          (10)            2,064
Depreciation and amortization                                                                   481               430
Provision for loan losses                                                                       135               135
(Increase) in accrued interest receivable                                                      (129)             (428)
(Increase) in other assets                                                                   (2,258)           (3,210)
Increase (decrease) in accrued interest payable
 and other liabilities                                                                        2,888              (146)
                                                                                            -------           -------
 Net cash provided by operating activities                                                    5,448             3,930
                                                                                            -------           -------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                                 (337,510)       (1,290,294)
 Sales, maturities and calls                                                                353,208         1,216,438
Investment securities held to maturity
 Maturities                                                                                      46                70
Net decrease in loans                                                                         5,554             6,673
Acquisition of premises and equipment                                                          (502)             (484)
                                                                                            -------           -------
Net cash provided by (used in) investing activities                                          20,796           (67,597)
                                                                                            -------           -------


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         For The Nine Months Ended
                                                                               September 30,
                                                                         --------------------------
                                                                            2005           2004
                                                                         -----------    -----------
  Cash flows from financing activities:
Net increase in non interest bearing deposits                                  1,878            338
Net increase in interest bearing deposits                                     30,147         17,469
(Decrease) increase in securities sold under agreements
 to repurchase                                                               (62,457)        28,224
Proceeds from long term debt                                                  20,000         22,000
Repayment of long term debt                                                  (23,886)       (13,544)
Proceeds from issuance of subordinated debentures                              7,217         14,791
Acquisition of treasury stock                                                   --              (69)
Proceeds from exercise of common stock options                                 1,509          1,130
Cash paid for fractional shares                                                 --             (463)
Dividends paid                                                                  (471)          (332)
                                                                         -----------    -----------
Net cash (used in) provided by financing activities                          (26,063)        69,544
                                                                         -----------    -----------

  Net increase in cash                                                           181          5,877
  Cash - beginning of period                                                  17,383          9,310
                                                                         -----------    -----------
  Cash - end of period                                                   $    17,564    $    15,187
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                              $    13,983    $    11,104
  Cash used to pay taxes, net of refunds                                 $     5,558    $     4,464






        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004


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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2005 and December 31, 2004 and the consolidated results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its consolidated stockholders' equity for the nine month period ended September 30, 2005, and its consolidated cash flows for the nine month periods ended September 30, 2005 and 2004. As discussed in
Note 2 below, all weighted share and per share information in 2004 has been retroactively restated to reflect the stock split and stock dividend.

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

                                                                      For The Three Months Ended
                                            -------------------------------------------------------------------------------------
                                                    September 30, 2005                             September 30, 2004
                                            --------------------------------------      -----------------------------------------
                                                                            Per
                                               Income         Shares       share           Income         Shares       Per share
                                            (numerator)   (denominator)    amount        (numerator)   (denominator)     amount
                                            -----------   -------------    ------        -----------   -------------     ------
                                                                  (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                      $      1,297          6,817   $        .19   $      1,968          6,688   $        .29
Effect of dilutive securities
 options                                           --              109             --           --              132             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                      $      1,297          6,926   $        .19   $      1,968          6,820   $        .29
                                           ============   ============   ============   ============   ============   ============

                                                                      For The Nine Months Ended
                                            -------------------------------------------------------------------------------------
                                                    September 30, 2005                             September 30, 2004
                                            --------------------------------------      -----------------------------------------
                                                                            Per
                                               Income         Shares       share           Income         Shares       Per share
                                            (numerator)   (denominator)    amount        (numerator)   (denominator)     amount
                                            -----------   -------------    ------        -----------   -------------     ------
                                                                  (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                      $      4,346          6,778   $        .64    $      5,400          6,647   $        .81
Effect of dilutive securities
 options                                           --              147           (.01)           --              184           (.02)
                                           ------------   ------------   ------------    ------------   ------------   ------------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                      $      4,346          6,925   $        .63    $      5,400          6,831   $        .79
                                           ============   ============   ============    ============   ============   ============

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2005 and December 31, 2004:

                                                                   September 30, 2005
                                                ---------------------------------------------------------
                                                                   Gross         Gross
                                                Amortized       unrealized     unrealized       Fair
                                                   Cost            gains         losses         value
                                                ------------   ------------   -----------   -------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                        $        578   $         28   $       --     $        606

 Totals                                         $        578   $         28   $       --     $        606
                                                ============   ============   ============   ============
                                                                   December 31, 2004
                                                ---------------------------------------------------------
                                                                   Gross         Gross
                                                Amortized       unrealized     unrealized       Fair
                                                   Cost            gains         losses         value
                                                ------------   ------------   -----------   -------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                        $        624   $         10   $         (1)   $        633
                                                ------------   ------------   ------------    ------------
 Totals                                         $        624   $         10   $         (1)   $        633
                                                ============   ============   ============    ============
                                                                  September 30, 2005
                                                ---------------------------------------------------------
                                                                   Gross         Gross
                                                Amortized       unrealized     unrealized       Fair
                                                   Cost            gains         losses         value
                                                ------------   ------------   -----------   -------------
                                                                     (In thousands)
Available-For-Sale Investment
Securities
U.S. Treasury and Notes                         $     14,971   $       --     $       (136)   $     14,835
U.S. Government Agencies                             470,080           --           (6,499)        463,581
Mortgage-backed securities                            87,256            173         (1,430)         85,999
Corporate notes                                       37,094            191         (1,811)         35,474
Municipal Securities                                   1,973            211           --             2,184
Marketable equity
 securities and other                                  9,479            269            (76)          9,672
                                                ------------   ------------   ------------    ------------
 Totals                                         $    620,853   $        844   $     (9,952)   $    611,745
                                                ============   ============   ============    ============

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. - (continued)

                                                                   December 31, 2004
                                                ---------------------------------------------------------
                                                                   Gross         Gross
                                                Amortized       unrealized     unrealized       Fair
                                                   Cost            gains         losses         value
                                                ------------   ------------   -----------   -------------
                                                                     (In thousands)
Available-For-Sale Investment
securities
U.S. Treasury and Notes                         $     24,896   $       --     $       (174)   $     24,722
U.S. Government Agencies                             471,018             97         (3,844)        467,271
Mortgage-backed securities                           109,822            504           (996)        109,330
Corporate Notes                                       21,089            692           (154)         21,627
Municipal securities                                   1,307            134           --             1,441
Marketable equity
 securities and other                                  6,363            279            (65)          6,577
                                                ------------   ------------   ------------    ------------
 Totals                                         $    634,495   $      1,706   $     (5,233)   $    630,968
                                                ============   ============   ============    ============


NOTE 6. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                     September 30, 2005              December 31, 2004
                                                -----------------------------   ----------------------------
                                                                     % of                           % of
                                                    Amount           Total         Amount           Total
                                                    ------           -----         ------           -----
                                                                   (Dollars in thousands)
Commercial and professional loans               $     23,755             8.4%   $     16,498             5.7%
Secured by real estate
  1-4 family                                         142,168            50.4         155,079            53.9
  Multi family                                         3,022             1.1           4,600             1.6
  Non-residential (commercial)                       111,019            39.3         109,597            38.1
Consumer                                               2,281             0.8           1,989             0.7
                                                ------------     ------------   ------------     ------------
Total loans                                          282,245           100.0%        287,763           100.0%
                                                                 ============                    ============
Deferred loan fees                                      (753)                           (784)
Allowance for loan losses                             (3,129)                         (2,927)
                                                ------------                    ------------
Loans, net                                      $    278,363                    $    284,052
                                                ============                    ============

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                                     September 30, 2005             December 31, 2004
                                                --------------------------     ---------------------------
                                                   Average       Average         Average       Average
                                                   Amount         Yield           Amount        Yield
                                                   ------         -----           ------        -----
                                                                  (Dollars in thousands)
Demand deposits                                 $     45,155           --      $     38,896           --
NOW and money market                                  42,624           0.54%         47,677           0.65%
Savings deposits                                     237,444           1.93         224,542           1.55
Time deposits                                        319,140           2.60         309,968           1.96
                                                ------------   ------------    ------------   ------------
Total deposits                                  $    644,363           2.04%   $    621,083           1.58%
                                                ============   ============    ============   ============


NOTE 8. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                                   For The Nine Months Ended
                                      --------------------------------------------------------------------------------------------
                                           September 30, 2005                                  September 30, 2004
                                      --------------------------------------------    --------------------------------------------
                                                          Tax                                             Tax
                                       Before tax      (expense)       Net of tax      Before tax      (expense)       Net of tax
                                         amount         benefit          Amount          amount          benefit         amount
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                                                            (In thousands)
Unrealized (losses)
gains on investment
securities:
 Unrealized holding                   $     (5,586)   $      2,043    $     (3,543)   $     (4,807)   $      1,923    $     (2,884)
 gains (losses) arising
 during period
 Less reclassification
 adjustment for gains
 realized in net income                          5              (2)              3             315            (126)            189
                                      ------------    ------------    ------------    ------------    ------------    ------------
Other comprehensive
(loss), net                           $     (5,581)   $      2,041    $     (3,540)   $     (4,492)   $      1,797    $     (2,695)
                                      ============    ============    ============    ============    ============    ============

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

         At September 30, 2005, the Company has one stock-based employee compensation plan. The Company accounts for that plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

         The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. Since all stock options outstanding are vested, proforma net income has not been presented. The Company did not grant stock options during the nine months ended September 30, 2005 and 2004.

NOTE 10. Employee Benefit Plans

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R).

                                                   For The                              For The
                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                       --------------------------------   ------------------------------------
                                            2005             2004              2005                2004
                                       ---------------   --------------   ----------------   -----------------
Service cost                                 $ 79,381         $ 62,640          $ 224,762           $ 181,280
Interest cost                                  35,425           30,750             98,850              90,250
Expected return on
 plan assets                                  (38,940)         (37,550)          (111,880)           (112,600)
Amortization and Deferral:
 Transition amount                                 --               --                 --                  --
 Prior service cost                             4,593            4,625             13,779              13,750
 (Gain)/loss                                   11,228            5,350             28,863              13,700
Net periodic pension cost                      91,687           65,815            254,374             186,380

         During the fiscal year ending December 31, 2005, we expect to contribute approximately $112,000 to the Plan, which amount was paid in July 2005.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 11.  New Accounting Pronouncements

Stock-Based Compensation

         In December 2004, the FASB issued FAS 123(R) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In accordance with recent guidance from the Securities and Exchange Commission, the Company will be required to apply FAS 123(R) on January 1, 2006.

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

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

         In November 2003, the Emerging Issues Task Force (the "EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 are effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS Nos. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF 03-1" ("FSP 115-1")

         The proposed FSP 115-1 would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The FASB had directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, including steps two and three of the three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1."

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 11.  (continued)

         In June 2005, the FASB decided to issue proposed FSP 115-1 as final and without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP will be retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and will supersede EITF 03-1. The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," Staff Accounting Bulletin 59, "Accounting for Noncurrent Marketable Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

         At its September 1, 2005 meeting, the FASB decided that it will further discuss whether to provide transition accounting for debt securities subsequent to other-than-temporary impairment and whether to proceed with drafting the final FSP.

         The Company is in the process of determining the impact that this FSP will have on its financial statements.


INTERNAL CONTROL OVER FINANCIAL REPORTING

         The current objective of the Bank's Internal Control Program is to allow management to comply with FDICIA requirements and with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). Section 302 of the Act requires the CEO and CFO of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to report on internal control over financial reporting. The SEC requires us to comply with Section 404 by the year ending December 31, 2007.

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

                                                              For The Three Months Ended September 30,
                                      ----------------------------------------------------------------------------------------
                                                          2005                                        2004
                                      ------------------------------------------    ------------------------------------------
                                                        Interest                                    Interest
                                         Average          and          Average        Average          and           Average
                                         Balance       Dividends     Yield/Rate       Balance       Dividends      Yield/Rate
                                         -------       ---------     ----------       -------       ---------      ----------
                                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                             $    284,282   $      4,738           6.67%   $    289,476   $      4,652           6.43%
Investment securities                      646,601          6,452           3.99         628,530          5,601           3.56
Other (2)(5)                                 7,982             60           3.01           7,443             23           1.24
                                      ------------   ------------   ------------    ------------   ------------   ------------
Total interest-earning assets              938,865         11,250           4.79         925,449         10,276           4.44
                                                                    ------------                                  ------------
Noninterest-earning assets                  44,063                                        43,303
                                      ------------                                  ------------
Total Assets                          $    982,928                                  $    968,752
                                      ============                                  ============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  239,469          1,109           1.85%        272,840            955           1.40%
Time deposits                              353,417          2,621           2.97         309,465          1,493           1.93
Other borrowings                           225,670          2,149           3.81         238,319          1,655           2.78
                                      ------------   ------------   ------------    ------------   ------------   ------------
Total interest-bearing
 liabilities                               818,556          5,879           2.87         820,624          4,103           2.00
                                                     ------------   ------------                   ------------   ------------

Demand deposits                             44,419                                        39,048
Noninterest-bearing liabilities              8,182                                         7,094
Stockholders' equity (5)                   111,771                                       101,986
                                      ------------                                  ------------

Total liabilities and
 stockholders' equity                 $    982,928                                  $    968,752
                                      ============                                  ============

Net interest income                                         5,371                                         6,173
                                                     ============                                  ============

Interest-rate spread (3)                                                    1.92%                                         2.44%
                                                                     ============                                  ============

Net interest margin (4)                                                     2.29%                                         2.67%
                                                                     ============                                  ============

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                          1.15                                          1.13
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

                                                               For The Nine Months Ended September 30,
                                      ----------------------------------------------------------------------------------------
                                                          2005                                        2004
                                      --------------------------------------------  ------------------------------------------
                                                        Interest                                    Interest
                                          Average         and           Average        Average         and         Average
                                          Balance      Dividends      Yield/Rate       Balance      Dividends     Yield/Rate
                                          -------      ---------      ----------       -------      ---------     ----------
                                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                             $    286,888   $     14,279           6.64%   $    292,139   $     14,097           6.43%
Investment securities                      661,744         19,104           3.85         614,828         15,408           3.34
Other (2)(5)                                11,158            212           2.53           4,239             35           1.10
                                      ------------   ------------   ------------    ------------   ------------   ------------
Total interest-earning assets              959,790         33,595           4.67         911,206         29,540           4.32
                                                                    ------------                                  ------------
Noninterest-earning assets                  43,915                                        39,465
                                      ------------                                  ------------
Total Assets                          $  1,003,705                                  $    950,671
                                      ============                                  ============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  280,068          3,615           1.72%        265,234          2,704           1.36%
Time deposits                              319,140          6,230           2.60         316,817          4,590           1.93
Other borrowings                           242,904          6,433           3.53         214,077          4,325           2.69
                                      ------------   ------------   ------------    ------------   ------------   ------------
Total interest-bearing
 liabilities                               842,112         16,278           2.58         796,128         11,619           1.95
                                                     ------------   ------------                   ------------   ------------

Demand deposits                             45,155                                        37,864
Noninterest-bearing liabilities              7,308                                        13,007
Stockholders' equity (5)                   109,130                                       103,672
                                      ------------                                  ------------

Total liabilities and
 stockholders' equity                 $  1,003,705                                  $    950,671
                                      ============                                  ============

Net interest income                                        17,317                                        17,921
                                                     ============                                  ============

Interest-rate spread (3)                                                    2.09%                                         2.37%
                                                                     ============                                  ============

Net interest margin (4)                                                     2.41%                                         2.62%
                                                                     ============                                  ============

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                          1.14                                          1.14
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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has nine branch locations, five branches in New York City and four branches in Orange and Sullivan counties New York.

Net Income. Net income for the three-month period ended September 30, 2005 was $1.30 million, or $.19 per share, as compared to $1.97 million, or $.29 per share, for the three-month period ended September 30, 2004. Net income for the nine-month period ended September 30, 2005 was $4.35 million, or $.63 per share, as compared to $5.40 million, or $.79 per share, for the nine-month period ended September 30, 2004.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From September 2003 through September 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board during 2004 and 2005, the last occurring in September 2005, have moved the prime rate to its present level of 6.75%.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the quarter ended September 30, 2005, net interest income decreased by $802,000 to $5.37 million from $6.17 million for the quarter ended September 30, 2004. The quarter over quarter decrease in net interest income was the result of the 87 basis point increase in the average rate paid on the average amount of interest-bearing liabilities to 2.87% in the 2005 quarter from 2.00% in the 2004 quarter and the smaller, 35 basis point increase in the average yield earned on the average amount of interest-earning assets. Partially offsetting the interest rate factors was the $2.07 million decrease in the average amount of interest-bearing liabilities to $818.56 million in 2005 from $820.62 million in 2004 and $13.42 million increase in the amount of interest-earning assets to $938.87 million in 2005 from $925.45 million in 2004. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 52 basis points to 1.92% in the 2005 quarter from 2.44% in the 2004 quarter.

         For the nine-month period ended September 30, 2005, net interest income decreased by $604,000 to $17.32 million from $17.92 million for the nine-month period ended September 30, 2004. The period over period decrease in net interest income was the result of the 63 basis point increase in the average rate paid on the average amount of interest-bearing liabilities to 2.58% in the 2005 period from 1.95% in the 2004 period, and the smaller, 35 basis point increase in the average yield earned on the average amount of interest-earning assets, and the $45.98 million increase in the average amount of interest-bearing liabilities to $842.11 million in the 2005 period from $796.13 million in the 2004 period. Partially offsetting these factors was the $48.58 million increase in the amount of interest-earning assets to $959.79 million in the 2005 period from $911.21 million in the 2004 period. The interest-rate spread narrowed by 28 basis points to 2.09% in the 2005 period from 2.37% in the 2004 period.

         If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2004 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates have and will continue to increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 38 basis points to 2.29% in the third quarter of 2005 from 2.67% in the third quarter of 2004, and declined by 21 basis points to 2.41% in the nine-month period of 2005 from 2.62% in the nine-month period of 2004. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 4.79% and 4.67% in the three and nine months ended September 30, 2005, respectively, compared to an aggregate average yield of 4.44% and 4.32% in the three and nine months ended September 30, 2004, respectively. The increased yield is the result of the rising interest rate environment discussed above which triggers the upward rate adjustment in our portfolio of adjustable rate loans and investment securities.

         For the three months ended September 30, 2005, the average amounts of loans decreased by $5.19 million to $284.28 million from $289.48 million for the three months ended September 30, 2004. However, the average yield on such loans increased by 24 basis points to 6.67% in the 2005 quarter from 6.43% in the 2004 quarter. In the 2005 quarter, the average amount of investment securities and other interest-earning assets increased by $18.07 million and $539,000, respectively, to $646.60 million and $7.98 million, respectively, from $628.53 million and $7.44 million, respectively, in the 2004 quarter. The average yield on investment securities and other interest-earning increased to 3.99% and 3.01%, respectively, during the three months ended September 30, 2005 from 3.56% and 1.24%, respectively, during the three months ended September 30, 2004.

         For the nine month period ended September 30, 2005, the average amounts of loans decreased by $5.25 million to $286.89 million from $292.14 million for the nine month period ended September 30, 2004. However, the average yield on such loans increased by 21 basis points to 6.64% in the first nine months of 2005 from 6.43% in the first nine months of 2004. In the 2005 period, the average amount of investment securities and other interest-earning assets increased by $46.92 million and $6.92 million, respectively, to $661.74 million and $11.16 million, respectively, from $614.83 million and $4.24 million, respectively, in the 2004 period. The average yield on investment securities and other interest-earning increased to 3.85% and 2.53%, respectively, during the nine months ended September 30, 2005 from 3.34% and 1.10%, respectively, during the nine months ended September 30, 2004.

Interest Income. Total interest income for the quarter ended September 30, 2005 increased by $974,000, or 9.48%, to $11.25 million from $10.28 million for the quarter ended September 30, 2004. The increase in total interest income was due to higher average balances and higher average yields on interest-earning assets. Loans and investment securities contributed $4.74 million and $6.45 million, respectively, of interest income in the 2005 quarter compared to $4.65 million and $ $5.60 million, respectively in the 2004 quarter.

                                                ----------------------------------------------------------
                                                            Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Interest         % of           Interest       % of
                                                   Income          Total           Income        Total
                                                              (In thousands, except percentages)
Loans                                           $      4,738          42.12%   $      4,652          45.27%
Investment Securities                                  6,452          57.35           5,601          54.51
Other                                                     60           0.53              23           0.22
                                                ------------   ------------    ------------   ------------
Total Interest Income                           $     11,250         100.00%   $     10,276         100.00%


         Total interest income for the nine months ended September 30, 2005 increased by $4.06 million, or 13.73%, to $33.60 million from $29.54 million for the nine months ended September 30, 2004. The increase in total interest income was due to higher average balances and higher average yields on interest-earning assets. Loans and investment securities contributed $14.28 million and $19.10 million, respectively, of interest income in the 2005 period compared to $14.10 million and $15.41 million, respectively in the 2005 period.

                                                ----------------------------------------------------------
                                                            Nine Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Interest         % of           Interest       % of
                                                   Income          Total           Income        Total
                                                              (In thousands, except percentages)
Loans                                           $     14,279          42.50%   $     14,097          47.72%
Investment Securities                                 19,104          56.87          15,408          52.16
Other                                                    212           0.63              35           0.12
                                                ------------   ------------    ------------   ------------
Total Interest Income                           $     33,595         100.00%   $     29,540         100.00%


         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have declined slightly as a percentage of total average interest-earning assets. During the three and nine months ended September 30, 2005, the average amount of our loan portfolio represented 30.28% and 29.89%, respectively, of total interest-earning assets compared to 31.28% and 32.06%, respectively, for the three and nine months ended September 30, 2004. The average amount of investment securities have increased to 68.87% and 68.95% of total interest-earning assets during the three and nine months of 2005, respectively, compared to 67.92% and 67.47%, respectively, during the three and nine months ended September 30, 2004. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                                ----------------------------------------------------------
                                                            Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Average          % of           Average        % of
                                                   Amount          Total           Amount        Total
                                                              (In thousands, except percentages)
Loans                                           $    284,282          30.28%   $    289,476          31.28%
Investment Securities                                646,601          68.87         628,530          67.92
Other                                                  7,982           0.85           7,443           0.80
                                                ------------   ------------    ------------   ------------
Total Interest-Earning Assets                   $    938,865         100.00%   $    925,449         100.00%

                                                ----------------------------------------------------------
                                                            Nine Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Average          % of           Average        % of
                                                   Amount          Total           Amount        Total
                                                              (In thousands, except percentages)
Loans                                           $    286,888          29.89%   $    292,139          32.06%
Investment Securities                                661,744          68.95         614,828          67.47
Other                                                 11,158           1.16           4,239           0.47
                                                ------------   ------------    ------------   ------------
Total Interest-Earning Assets                   $    959,790         100.00%   $    911,206         100.00%


Interest Expense. Total interest expense for the quarter ended September 30, 2005 increased by $1.78 million, or 43.29%, to $5.88 million from $4.10 million for the quarter ended September 30, 2004. The increase in interest expense was due primarily to the increase in the average rates paid on such liabilities, 2.87% and 2.00% in the 2005 and 2004 quarters, respectively, partially offset by the $2.07 million decline in the average amount of interest-bearing liabilities. If and when interest rates move higher, interest expense is likely to increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In May 2004 and April 2005, we sold $15.46 million and $7.22 million, respectively, of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The additional interest expense on these Debentures, which is included in other borrowings was, approximately $354,000 and $190,000 during the three months ended September 30, 2005 and 2004, respectively.

                                                ----------------------------------------------------------
                                                            Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Interest         % of           Interest       % of
                                                   Expense         Total           Expense       Total
                                                              (In thousands, except percentages)
Interest-Bearing Deposits                       $      1,109          18.86%   $        955          23.28%
Time Deposits                                          2,621          44.59           1,493          36.39
Other Borrowings                                       2,149          36.55           1,655          40.33
                                                ------------   ------------    ------------   ------------
Total Interest Expense                          $      5,879         100.00%   $      4,103         100.00%


         Total interest expense for the nine-month period ended September 30, 2005 increased by $4.66 million, or 40.10%, to $16.28 million from $11.62 million for the nine-month period ended September 30, 2004. The increase in interest expense was due primarily to the growth in the average amount of interest-bearing liabilities and the increase in the average rates paid on such liabilities, 2.58% and 1.95% in the 2005 and 2004 nine-month periods, respectively. The interest expense on the Debentures, which is included in other borrowings was, approximately $903,000 and $254,000 during the 2005 and 2004 nine-month periods, respectively.

                                                ----------------------------------------------------------
                                                            Nine Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                  Interest         % of           Interest       % of
                                                   Expense         Total           Expense       Total
                                                              (In thousands, except percentages)
Interest-Bearing Deposits                       $      3,615          22.21%   $      2,704          23.27%
Time Deposits                                          6,230          38.27           4,590          39.51
Other Borrowings                                       6,433          39.52           4,325          37.22
                                                ------------   ------------    ------------   ------------
Total Interest Expense                          $     16,278         100.00%   $     11,619         100.00%


Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2005, non-interest income amounted to $300,000 and $854,000, respectively, compared to non-interest income of $455,000 and $1.12 million for the three and nine months ended September 30, 2004, respectively.


                                                ----------------------------------------------------------
                                                            Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                 Non-Interest      % of           Non-Interest    % of
                                                    Income         Total            Income        Total
                                                              (In thousands, except percentages)
Service Charges on Deposits                     $        158          52.67%   $        139          30.55%
Investment Securities gains                             --             0.00             173          38.02
Other                                                    142          47.33             143          31.43
                                                ------------   ------------    ------------   ------------
Total Non-Interest Income                       $        300         100.00%   $        455         100.00%
                                                ----------------------------------------------------------
                                                            Nine Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                 Non-Interest      % of           Non-Interest    % of
                                                    Income         Total            Income        Total
                                                              (In thousands, except percentages)
Service Charges on Deposits                     $        436          51.05    $        380          33.81%
Investment Securities gains                                5           0.59             315          28.02
Other                                                    413          48.36             429          38.17
                                                ------------   ------------    ------------   ------------
Total Non-Interest Income                       $        854         100.00%   $      1,124         100.00%


Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2005 was $3.22 million and $9.79 million, respectively, compared to $3.13 million and $9.26 million for the three and nine month-periods ended September 30, 2004, respectively. The increases in the 2005 periods are primarily due to the expansion of our business. We have added space and staff to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.

         Other non-interest expense decreased to $572,000 and $1.89 million, respectively, in the three and nine month-periods ended September 30, 2005, respectively, from $828,000 and $2.80 million in the three and nine month-periods ended September 30, 2004, respectively. The decreases are primarily due to expenses of a non-recurring nature. In July 2004, we settled a cancelled lease for the Bank's former headquarters in an amount which was less than the full amount remaining on the lease, but more than we had estimated and accrued. The Company recorded the remaining $175,000, in other non-interest expense for the three and nine months ended September 30, 2004, to recognize the full settlement amount which was paid in August 2004. Also in 2004, we engaged legal and accounting professionals to assist the Company with an internal investigation and record approximately $320,000 of additional non-interest expense in 2004.


                                                ----------------------------------------------------------
                                                            Three Months Ended September 30,
                                                ----------------------------------------------------------
                                                           2005                            2004
                                                ----------------------------   ---------------------------
                                                 Non-Interest      % of           Non-Interest    % of
                                                    Expense        Total            Expense       Total
                                                              (In thousands, except percentages)
Salaries and Employee Benefits                  $      1,996          61.98%   $      1,670          53.42%
Net Occupancy Expense                                    433          13.44             453          14.49
Equipment Expense                                         99           3.07              90           2.88
FDIC Assessment                                           70           2.17              37           1.18
Data Processing Expense                                   51           1.58              48           1.54
Other                                                    572          17.76             828          26.49
                                                ------------   ------------    ------------   ------------
Total Non-Interest Expense                      $      3,221         100.00%   $      3,126         100.00%
                                             ------------------------------------------------------------------
                                                              Nine Months Ended September 30,
                                             ------------------------------------------------------------------
                                                          2005                               2004
                                             -------------------------------    -------------------------------
                                               Non-Interest         % of          Non-Interest         % of
                                                 Expense           Total            Expense           Total
                                                            (In thousands, except percentages)
Salaries and Employee Benefits                  $      5,972          60.99%   $      4,865          52.53%
Net Occupancy Expense                                  1,291          13.19           1,129          12.19
Equipment Expense                                        293           2.99             258           2.79
FDIC Assessment                                          206           2.10              83           0.90
Data Processing Expense                                  144           1.47             126           1.36
Other                                                  1,886          19.26           2,799          30.23
                                                ------------   ------------    ------------   ------------
Total Non-Interest Expense                      $      9,792         100.00%   $      9,260         100.00%


Provision for Income Tax. During the three and nine-month periods ended September 30, 2005, the Company recorded income tax expense of $1.11 million and $3.90 million, respectively, compared to income tax expense of $1.49 million and $4.25 million, respectively, for the three and nine-month periods ended September 30, 2004. The tax provisions for federal, state and local taxes recorded for the first nine month of 2005 and 2004 represent effective tax rates of 47.28% and 44.04%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,844,646 shares of its Common Stock. At September 30, 2005, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.


Fiscal Year 2005

                          Number of        Average Price Paid
                            Shares                Per
                          Purchased              Share
                      ------------------   ------------------
January - September                 --                   --


Fiscal Year 2004

                          Number of        Average Price Paid
                            Shares                Per
                          Purchased              Share
                      ------------------   ------------------
January - March                    4,263   $            16.33
April - December                    --                   --

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

         As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $91.72 million at September 30, 2005, at fixed rates for a period of one to five years.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                                 Berkshire Bancorp Inc.
                                                                  Interest Rate Sensitivity Gap at September 30, 2005
                                                                         (in thousands, except for percentages)
                                            ----------------------------------------------------------------------------------------
                                               3 Months           3 Through          1 Through            Over
                                                or Less           12 Months           3 Years            3 Years            Total
                                            ----------------   ----------------   ----------------   ----------------   ------------
Federal funds sold                              6,100                 --                 --                 --               6,100
                                  (Rate)         3.75%                                                                        3.75
Interest bearing deposits in banks              4,102                 --                 --                 --               4,102
                                  (Rate)         2.82%                                                                        2.82%
Loans (1)(2)
Adjustable rate loans                          44,254             11,631              7,436             20,246              83,567
                                  (Rate)         7.90%              5.43%              7.33%              6.81%               7.24%
Fixed rate loans                                  373              6,582             24,003            167,720             198,678
                                  (Rate)         7.23%              7.49%              6.75%              6.27%               6.37%
                                            ---------          ---------          ---------          ---------          ----------
Total loans                                    44,627             18,213             31,439            187,966             282,245
Investments (3)(4)                             80,919            165,794            103,991            261,619             612,323
                                  (Rate)         3.35%              3.11%              3.80%              4.88%               4.02%
                                            ---------          ---------          ---------          ---------          ----------
Total rate-sensitive assets                   135,748            184,007            135,430            449,585             904,770
                                            ---------          ---------          ---------          ---------          ----------
Deposit accounts (5)
Savings and NOW                               200,237                 --                 --                 --             200,237
                                  (Rate)         1.86%                                                                        1.86%
Money market                                   17,741                 --                 --                 --              17,741
                                  (Rate)         0.73%                                                                        0.73%
Time Deposits                                  97,754            269,389             22,708                 15             389,866
                                  (Rate)         2.53%              3.33%              2.94%              1.74%               3.11%
                                            ---------          ---------          ---------          ---------          ----------
Total deposit accounts                        315,732            269,389             22,708                 15             607,844
Repurchase Agreements                          27,408             12,882             25,000                 --              65,290
                                  (Rate)         3.13%              3.35%              2.90%                                  3.09%
Other borrowings                                  508              1,099             59,400             53,393             114,400
                                  (Rate)         1.78%              4.48%              3.54%              5.35%               4.42%
                                            ---------          ---------          ---------          ---------          ----------
Total rate-sensitive liabilities              343,648            283,370            107,108             53,408             787,534
                                            ---------          ---------          ---------          ---------          ----------
Interest rate caps                                                                  (20,000)                               (20,000)
Gap (repricing differences)                  (207,900)           (99,363)            48,322            396,177             137,236
                                            =========          =========          =========          =========          ==========

Cumulative Gap                               (207,900)          (307,263)          (258,941)           137,236
                                            =========          =========          =========          =========
Cumulative Gap to Total Rate Sensitive
Assets                                         (22.98)%           (33.96)%           (28.62)%            15.17%
                                            =========          =========          =========          =========

         -------------------------------------
         (1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
         (2)      Includes nonaccrual loans.
         (3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
         (4)      Investments are stated at book value.
         (5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         For the three and nine months ended September 30, 2005, we charged-off loans of $0 and $25,000, respectively, and recovered loans of $3,000 and $92,000, respectively. For the three and nine months ended September 30, 2004, we charged-off loans of $0 and $1,000, respectively, and recovered loans of $112,000 and $139,000, respectively. All recovered amounts in 2005 and 2004 were returned to the provision for loan loss reserves.

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

         At September 30, 2005 and 2004, we had a total of $275,000 and $537,000, respectively, of non accrual or non performing loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses, the year over year decrease in total loans to $282.25 million from $288.22 million and the economic conditions in our market area, the provision for the nine months ended September 30, 2005, including net recoveries which are added back to the provision, increased to $3.13 million from $2.87 million in the year ago period.

         Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                           Three Months Ended              Nine months ended
                                                              September 30,                  September 30,
                                                      -----------------------------   ----------------------------
                                                         2005            2004            2005            2004
                                                         ----            ----            ----            ----

Average loans outstanding                             $284,282       $289,476         $286,888       $292,139
                                                      ========       ========         ========       ========
Allowance at beginning of period                         3,081          2,709            2,927          2,593
Charge-offs:
 Commercial and other loans                                 --             --               25              1
 Real estate loans                                          --             --               --             --
                                                      --------       --------         --------       --------
  Total loans charged-off                                   --             --               25              1
                                                      --------       --------         --------       --------
Recoveries:
 Commercial and other loans                                  3            112               92            139
 Real estate loans                                          --             --               --             --
                                                      --------       --------         --------       --------
  Total loans recovered                                      3            112               92            139
                                                      --------       --------         --------       --------
  Net recoveries (charge-offs)                               3            112               67            138
                                                      --------       --------         --------       --------
Provision for loan losses
 charged to operating expenses                              45             45              135            135
                                                      --------       --------         --------       --------
Allowance at end of period                               3,129          2,866            3,129          2,866
                                                      --------       --------         --------       --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                             0.00%          0.00%            0.02%          0.00%
                                                      ========       ========         ========       ========
Allowance as a percent of total loans                     1.11%          0.99%            1.11%          0.99%
                                                      ========       ========         ========       ========
Total loans at end of period                          $282,245       $288,221         $282,245       $288,221
                                                      ========       ========         ========       ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2005, we had total gross loans of $282.25 million, deferred loans fees of $753,000 and an allowance for loan losses of $3.13 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and nine-month periods ended September 30, 2005, the Bank sold approximately $0 and $1.13 million, respectively, of such loans and recorded in other income, gains of $0 and $11,000, respectively, on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                         September 30,           December 31,
                                                              2005                   2004
                                                      ---------------------   -------------------
                                                                    Amount                Amount
                                                                    ------                ------
                                                                        (in thousands)
Commercial and professional loans                                 $ 23,755              $ 16,498
Secured by real estate
  1-4 family                                                       142,168               155,079
  Multi family                                                       3,022                 4,600
  Non-residential (commercial)                                     111,019               109,597
Consumer                                                             2,281                 1,989

                                                                  --------              --------
Total loans                                                        282,245               287,763
Less:
 Deferred loan fees                                                  (753)                 (864)
 Allowance for loan losses                                         (3,129)               (2,927)
                                                                  --------              --------
Loans, net                                                        $278,363              $284,052
                                                                  ========              ========


         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. At September 30, 2005 and December 31, 2004, the Bank had $275,000 and $343,000, respectively, of loans in non-accrual status. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At September 30, 2005 and 2004, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2005 and December 31, 2004 (dollars in thousands):



                                                                                                   To be well
                                                                                               capitalized under
                                                                           For capital         prompt corrective
                                                         Actual         adequacy purposes      action provisions
                                                         ------         -----------------      -----------------

                                                         Amount     Ratio     Amount    Ratio      Amount     Ratio
                                                         ------     -----     ------    -----      ------     -----
September 30, 2005
Total Capital (to Risk-Weighted Assets)
  Company                                                124,126    32.0%      31,081  >=8.0%           --      N/A
  Bank                                                    94,031    25.6%      29,365  >=8.0%       36,706  >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                120,997    31.1%      15,540  >=4.0%           --      N/A
  Bank                                                    90,902    24.8%      14,683  >=4.0%       22,024   >=6.0%
Tier I Capital (to Average Assets)
  Company                                                120,997    12.1%      40,148  >=4.0%           --      N/A
  Bank                                                    90,902     9.7%      37,669  >=4.0%       47,086    >=5.0%




                                                                                                  To be well
                                                                                               capitalized under
                                                                           For capital         prompt corrective
                                                           Actual       adequacy purposes      action provisions
                                                           ------       -----------------      -----------------

                                                          Amount   Ratio      Amount    Ratio       Amount    Ratio
                                                          ------   -----      ------    -----       ------    -----
December 31, 2004
Total Capital (to Risk-Weighted Assets)
  Company                                                $110,063   30.1%     $29,234  >=8.0%           --      N/A
  Bank                                                     82,970   24.1%      27,533  >=8.0%       34,416  >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 107,136   29.3%      14,617  >=4.0%           --      N/A
  Bank                                                     80,042   23.3%      13,766  >=4.0%       20,649   >=6.0%
Tier I Capital (to Average Assets)
  Company                                                 107,136   11.2%      38,250  >=4.0%           --      N/A
  Bank                                                     80,042    8.6%      37,240  >=4.0%       46,550   >=5.0%

         The recent issuance of trust preferred securities on April 1, 2005 improved the Company's capital ratios in the second and third quarters of 2005. The banking regulators have not issued any guidance that would change the regulatory capital treatment for the trust preferred securities that are now outstanding, based on the adoption of FIN46(R). However, as additional interpretations from the banking regulators become available, management will re-evaluate the potential impact to its Tier 1 capital calculation of such interpretations.

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

         For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At September 30, 2005, the Company, excluding the Bank, had cash and cash equivalents of approximately $11.35 million and investment securities available for sale of $12.22 million.

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $30.74 million at September 30, 2005, include commitments to extend credit and stand-by letters of credit.

         At September 30, 2005, the Company had outstanding commitments of approximately $485.99 million. These commitments include $369.58 million that mature or renew within one year, $83.64 million that mature or renew after one year and within three years, $32.01 million that mature or renew after three years and within five years and $760,000 that mature or renew after five years.

         At September 30, 2005, The Company has two unconsolidated subsidiaries, Berkshire Capital Trust I, which was established in May 2004, and Berkshire Capital Trust II, which was established in April 2005.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2005, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.


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


                                            BERKSHIRE BANCORP INC.
                                            ----------------------
                                                 (Registrant)



Date:   November 4, 2005            By:     /s/ Steven Rosenberg
       -------------------                  -----------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                              Sequential
Number            Description                                        Page Number
------            -----------                                        -----------

31                Certification of Principal Executive                    38
                  and Financial Officer pursuant to
                  Section 302 Of The Sarbanes-Oxley Act
                  of 2002.

32                Certification of Principal Executive                    39
                  and Financial Officer pursuant to
                  Section 906 Of The Sarbanes-Oxley Act
                  of 2002.

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as....................  >=