Form 10-K
period 2005-12-31
BERKSHIRE BANCORP INC /DE/
filed 2006-03-09
CIK 759718

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.) Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005: $54,923,612.

Number of shares of Common Stock outstanding as of February 20, 2006: 6,890,556.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the Company's actual results and experiences to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences; (vi) changes in banking technology; (vii) ability to maintain key members of management; (viii) possible disruptions in the Company's operations at its banking facilities; (ix) cost of compliance with new corporate governance requirements; and other factors referred to in the sections of this Annual Report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                     PART I

ITEM 1. Business

         General. Berkshire Bancorp Inc., a Delaware corporation , is a bank holding company registered under the Bank Holding Company Act of 1956. As used in this Annual Report on Form 10-K, the term "Berkshire", the "Company" or "we" and similar pronouns shall mean Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire's principal activity is the ownership and management of its wholly-owned banking subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank.

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

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%. See Note A of Notes to Consolidated Financial Statements for further discussion of Trust Preferred Securities.

         Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from six deposit-taking offices in New York City and four deposit-taking offices in Orange and Sullivan Counties, New York.


                     Branch Locations of The Berkshire Bank
                             December 31, 2005
------------------------------------------------------------------------------
4 East 39th Street                       2 South Church Street
New York, NY                             Goshen, NY

5 Broadway                               214 Harriman Drive
New York, NY                             Goshen, NY

5010 13th Avenue                         80 Route 17M
Brooklyn, NY                             Harriman, NY

1421 Kings Highway                       60 Main Street
Brooklyn, NY                             Bloomingburg, NY

4917 16th Avenue                         1119 Avenue J
Brooklyn, NY                             Brooklyn, NY



         In September 2005, the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Agreement") with the Oritani Savings Bank ("Oritani"), a New Jersey Chartered Savings Bank. Pursuant to the Agreement, the Bank will (i) assume certain commercial checking account deposit liabilities and
(ii) purchase certain fixed assets and the real property of this Oritani bank branch located in Ridgefield, New Jersey for a cash purchase price of $850,000. Upon the closing of the transaction, which has received all of the required regulatory approvals, among other things, the Bank intends to open a branch of The Berkshire Bank at the Ridgefield, New Jersey location in May 2006.

         In August 2005, the Bank formed Berkshire 1031 Exchange, LLC ("Berkshire 1031"), a wholly owned limited liability company. Berkshire 1031 will act as a qualified intermediary in connection with tax free exchanges under
Section 1031 of the Internal Revenue Code of 1986, as amended. A qualified intermediary is an individual or business entity that assists owners of property who wish to exchange their property for property of a "like-kind" in a transaction that is tax free in whole or part for federal (and in some cases state) income tax purposes. In accordance with detailed procedures set forth in federal income tax regulations, Berkshire 1031 will assist the owner in the sale of the owner's property and the purchase of replacement property so that the transaction qualifies as a non-taxable exchange of property.

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

         Market Area. The Bank draws its customers principally from the New York City metropolitan area and, since the merger with Goshen Savings Bank ("Goshen Bank") in 2001, the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, NY. The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties. Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City. Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these counties. Upon the completion of the transaction with Oritani, the Bank's market area will expand into northern New Jersey. From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent outgrowths of existing local customer relationships.

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

         In March, 2001, pursuant to the terms of an Agreement and Plan of Reorganization dated August 16, 2000 (the "GSB Agreement"), we completed the merger with GSB Financial Corporation, a Delaware corporation, a savings and loan holding company ("GSB Financial"), and its wholly-owned subsidiary, Goshen Bank, a federal savings bank, chartered and existing under the laws of the United States. GSB Financial was merged with and into Berkshire and Goshen Bank was merged with and into The Berkshire Bank. Holders of the common stock of GSB Financial received $20.75 in cash for each share of common stock of GSB Financial held by them, or, in the alternative, at their election, 0.6027 shares of Berkshire's common stock. As a result of this transaction, 978,032 shares of GSB Financial common stock were converted into 589,460 shares of Berkshire common stock, and 974,338 shares of GSB Financial common stock were purchased for $20.75 per share, totaling approximately $20.2 million.

         This transaction was accounted for under the purchase method of accounting. Goodwill of $7.5 million was recorded in the transaction. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets which eliminates the amortization of goodwill and requires an annual impairment test. As of December 31, 2005, we have completed the impairment testing of our intangible assets, including goodwill. We did not identify any impairment on our outstanding goodwill.

         Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has two subsidiaries, Berkshire Agency, Inc., a company engaged in the title insurance agency business, and Berkshire 1031, a company that acts as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Service Code.

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

         At December 31, 2005 and 2004, the Company met the definition of a "well capitalized" bank holding company.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more. As of December 31, 2005 and 2004, the Bank's Tier I leverage capital ratio was 10.1% and 8.6%, respectively.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2005 and 2004, the Bank maintained a 22.1% and 23.3% Tier I risk-based capital ratio and a 23.0% and 24.1% total risk-based capital ratio, respectively.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2005 and 2004, the Bank met the definition of a "well capitalized" financial institution.

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

         Dividends From the Bank to the Company. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2004 and 2005 calendar years totaled approximately $10.86 million.

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

         Transactions With Related Parties. The Company, its direct non-banking subsidiaries and other companies controlled by stockholders who control the Company are affiliates, within the meaning of the Federal Reserve Act, of the Bank and its subsidiaries. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act.
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus. Extensions of credit to affiliates must be secured by certain specified collateral, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non- affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non- affiliated companies.

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

         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2005 and 2004 was equal to 0.0444% and 0.0154%, respectively, of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2006, the assessment was revised to 0.0132% of the Bank's insured deposits.

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

         Personal Holding Company Status. For the fiscal years ended December 31, 2005, 2004 and 2003, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2005, 2004 and 2003. (See Dividends in Item 5).

         Employees. On February 20, 2006, Berkshire had one full time employee and the Bank employed approximately 100 full time and 6 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

ITEM 1A.  Risk Factors.

         Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline.

We operate in the highly competitive banking industry and there can be no assurance that we will be able to compete successfully.

         Our ability to maintain our history of strong financial performance and return on investment to shareholders may depend in part on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers. Our business model focuses on using superior customer service to provide traditional banking services to a growing customer base. However, we operate in an increasingly competitive environment in which our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that we have not been able or allowed to offer to our customers in the past. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. We cannot assure you that we will be able to continue to compete successfully in this environment without expanding the scope of financial services we provide, or that if we need to expand the scope of services that we provide, that we will be able to do so successfully.

Our future success depends on our ability to compete effectively in a highly competitive market and geographic area.

         We face substantial competition in all phases of our operations from a variety of different competitors. We encounter competition from other commercial banks, savings and loan associations, mutual savings banks, credit unions and other financial institutions. Our competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit-gathering services offered by us. There is very strong competition for financial services in the New York state areas in which we currently conduct our business. This geographic area includes offices of many of the largest financial institutions in the world. Many of those competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and as a result may offer a broader range of products and services than we do. If we are unable to offer competitive products and services, our earnings may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies like ourselves and on federally insured financial institutions like our banking subsidiary, The Berkshire Bank. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our current primary market area is very competitive, and the level of competition we face may increase further, which may limit our asset growth and profitability.

Economic conditions either nationally or locally in areas in which our operations are concentrated may be less favorable than expected.

         Deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits. Particularly, a weakening of the real estate or employment market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability. Substantially all of our real estate loans are collateralized by properties located in these market areas, and substantially all of our loans are made to borrowers who live in and conduct business in these market areas. Any material economic deterioration in these market areas could have an adverse impact on our profitability.

Changes in interest rates could reduce our income and cash flows.

         Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve

System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may adversely affect us.

         We are subject to extensive state and federal regulation, supervision, and legislation which govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds. The impact of any changes to these laws may negatively impact our ability to expand our services and to increase the value of our business. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection, civil rights and other laws, including the Gramm-Leach-Blilely Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Real Estate Settlement Procedures Act. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Any changes to these laws or any applicable accounting principles may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to our investors and stockholders.

We are required to maintain an allowance for loan losses. These reserves are based on management's judgment and may have to be adjusted in the future. Any adjustment to the allowance for loan losses, whether due to regulatory changes, economic conditions or other factors, may affect our financial condition and earnings.

         We maintain an allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan portfolio, management presents a periodic review of the loan loss reserve to the board of directors of the Bank, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, in addition to the factors discussed below, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan losses as an integral part of the examination process.

         In establishing the allowance, management evaluates individual large classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review. An allowance for the remainder of the loan portfolio is also determined based on historical loss experience within the components of the portfolio. These allocations may be modified if current conditions indicate that loan losses may differ from historical experience, based on economic factors and changes in portfolio mix and volume.

         In addition, a portion of the allowance is established for losses inherent in the loan portfolio which have not been identified by the more quantitative processes described above. This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in historical loss experience. Those factors include changes in levels and trends of charge-offs, delinquencies, and nonaccrual loans, trends in volume and terms of loans, changes in underwriting standards and practices, portfolio mix, tenure of loan officers and management, entrance into new geographic markets, changes in credit concentrations, and national and local economic trends and conditions. While the allowance for loan losses is maintained at a level believed to be adequate by management for estimated losses in the loan portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods. Federal and state regulatory authorities, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not increase the allowance for loan losses or the regulators will not require us to increase this allowance. Either of these occurrences could negatively impact Berkshire Bancorp's results of operations.

It may be difficult for a third party to acquire us and this could depress our common stock price.

         Under our amended and restated certificate of incorporation, we have authorized 2,000,000 shares of preferred stock, which the board of directors may issue with terms, rights, preferences and designations as the board of directors may determine and without any vote of the shareholders, unless otherwise required by law. Issuing the preferred stock, depending upon the rights, preferences and designations set by the board of directors, may delay, deter, or prevent a change in control of the Company.

         In addition, we have authorized 10,000,000 shares of common stock of which approximately 7.7 million shares have been issued and approximately 6.9 million shares are outstanding. The price of our common stock may be volatile at times since our common stock is thinly traded and one individual owns or controls approximately 50% of our outstanding shares. It may be difficult for a stockholder to sell a significant number of shares at a time and at a price of their choosing or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of Berkshire Bancorp's common stock.

         In addition, federal and state banking laws may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company. This may tend to make it more difficult for shareholders to replace existing management or may prevent shareholders from receiving a premium for their shares of our common stock.

Our common stock is not insured by any governmental agency and, therefore, investment in them involves risk.

         Our securities are not deposit accounts or other obligation of any bank, and are not insured by the FDIC, or any other governmental agency, and are subject to investment risk, including the possible loss of principal.


ITEM 1B.  Unresolved Staff Comments.

         Not Applicable

ITEM 2. Properties.

         The following are Berkshire's and the Bank's principal facilities as of February 20, 2006:

                                                     Approximate       Approximate
                                                     Floor Area        Annual           Lease
Location                   Operations                (Sq. Ft.)         Rent             Expiration
------------               -----------------         ---------         ---------        ----------
New York, NY               Executive Offices          1,500            $  18,000         (1)(3)
New York, NY               Main Bank Office
                            and Bank Branch           9,700            Owned             Feb 2008
Brooklyn, NY               Bank Branch                4,500            $ 200,418         March 2008
Brooklyn, NY               Bank Branch                2,866            $  59,130         March 2008
Brooklyn, NY               Bank Branch                2,592            $ 108,212         December 2012
Brooklyn, NY               Bank Branch                1,640            $  72,000         June 2015
New York, NY               Bank Branch                9,924            $ 353,315         June 2010 (2)(3)
Goshen, NY                 Bank Branch               10,680            Owned
Harriman, NY               Bank Branch                1,623            Owned
Bloomingburg, NY           Bank Branch                1,530            $  20,871         August 2010
Ridgefield, NJ             Bank Branch                                 Owned

-------------
(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.

(2) Leased from a company affiliated with Mr. Marx, a director of the Company. (3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

ITEM 3. Legal Proceedings.

         In the ordinary course of operations, the Bank is a party to routine litigation involving claims incidental to its banking business. Management believes that no current litigation, threatened or pending, to which we or our assets are a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial condition or results of our operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Issuer Purchases of Equity Securities and Related Stockholder Matters.

         The Company's Common Stock trades on the Nasdaq National Market System under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock, restated to reflect the reverse split and stock dividend which occurred on May 18, 2004, as reported by NASDAQ.

Fiscal Year Ended December 31, 2005                           High         Low
-----------------------------------                           ----         ----

January 1, 2005 to March 31, 2005                               22.04         19.51

April 1, 2005 to June 30, 2005                                  20.98         17.50

July 1, 2005 to September 30, 2005                              18.75         17.02

October 1, 2005 to December 31, 2005                            18.30         15.83



Fiscal Year Ended December 31, 2004                           High         Low
-----------------------------------                           ----         ---

January 1, 2004 to March 31, 2004                               19.67         16.33

April 1, 2004 to June 30, 2004                                  19.33         15.00

July 1, 2004 to September 30, 2004                              17.40         15.02

October 1, 2004 to December 31, 2004                            20.50         16.10


         As of the close of business on February 20, 2006, there were approximately 1,490 holders of record of the Company's Common Stock.

Dividends

         For the fiscal years ended December 31, 2005, 2004 and 2003, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2005, 2004 and 2003.

         On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends, restated to reflect the reverse split and stock dividend which occurred on May 18, 2004, as follows:


                                                                                      Per Share
Declaration Date              Record Date                Payment Date                   Amount
---------------------------  ---------------------      ---------------------      -----------------

April 8, 2003                 April 23, 2003             April 30, 2003                       $  .04

October 3, 2003               October 21, 2003           October 29, 2003                     $  .05

April 1, 2004                 April 19, 2004             April 28, 2004                       $  .05

October 5, 2004               October 22, 2004           October 29, 2004                     $  .06

March 21, 2005                April 22, 2005             April 29, 2005                       $  .07

October 7, 2005               October 21, 2005           October 28, 2005                     $  .08


         The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6. Selected Financial Data.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                      Five Year Financial Highlights (a)(b)

         The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                       December 31,
                                           ----------------------------------------------------------------
                                              2005         2004            2003         2002         2001
                                              ----         ----            ----         ----         ----

                                                          (Dollars in thousands,except per share data)
Balance Sheet Data:
Total Assets                                $977,452     $972,649        $905,669     $683,738     $536,365
Loans, net                                   305,964      284,052         292,163      273,182      250,010
Investment securities                        599,972      631,592         569,848      371,458      242,579
Goodwill, net                                 18,549       18,549          18,549       18,549       18,438
Deposits                                     680,260      619,888         604,255      473,818      338,776
Borrowings                                   156,245      223,352         192,136      104,372       96,034
Subordinated debt                             22,681       15,464              --           --           --
Stockholders' equity                         108,710      107,619         103,490       98,525       95,992

Statement of Operations Data:
Interest income                               45,056       40,008          34,426       32,242       24,941
Interest expense                              22,399       15,916          13,647       13,416       11,877
                                            --------     --------        --------     --------     --------
Net interest income before
 provision for loan losses                    22,657       24,092          20,779       18,826       13,064
Provision for loan losses                        180          180             240          387          287
                                            --------     --------        --------     --------     --------
Net interest income                           22,477       23,912          20,539       18,439       12,777
Investment securities gains                        4          793           2,746        1,539          637
Other income                                   1,202        1,026           1,237          748          786
Other expenses                                13,139       12,095          11,463       10,780        7,838
Amortization of goodwill                          --           --              --           --          935
                                            --------     --------        --------     --------     --------
Income before income taxes                    10,544       13,636          13,059        9,946        5,427
Provision for income taxes                     5,003        6,134           5,644        4,349        2,128
                                            --------     --------        --------     --------     --------
Net income                                  $  5,541     $  7,502        $  7,415     $  5,597     $  3,299
                                            ========     ========        ========     ========     ========
Net income per share:
 Basic                                      $    .81     $   1.12        $   1.12     $    .81     $    .47
                                            ========     ========        ========     ========     ========
 Diluted                                    $    .80     $   1.10        $   1.10     $    .81     $    .47
                                            ========     ========        ========     ========     ========
Cash dividends per
 common share                               $    .15     $    .11        $    .09     $    .07     $    .08
                                            ========     ========        ========     ========     ========

Selected Operating Ratios
Return on average assets                         0.6%         0.8%            0.9%         0.9%         0.8%
Return on average equity                         5.1%         7.2%            7.2%         5.9%         3.5%
Net interest margin                              2.4%         2.6%            2.7%         3.3%         3.6%
Average equity/average assets                   11.1%        11.0%           12.7%        15.6%        23.8%
Allowance for loan
losses/total loans                               1.1%         1.0%            0.9%         0.8%         0.8%


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

ITEM 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2005, 2004 and 2003. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. References to per share amounts for the fiscal year ended December 31, 2003 have been revised to reflect the reverse stock split and stock dividend which occurred on May 18, 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

General

Stock Split and Stock Dividend. At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved the Reverse Split. Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a stock dividend which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

Trust Preferred Securities. As of May 18 2004, the Company established BCTI. The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of the Floating Rate Junior Subordinated Debentures issued by the Company. The Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%.

         On April 1, 2005, the Company established BCTII. The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of the 2005 Debentures issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%. See Note A of Notes to Consolidated Financial Statements for a further discussion of Trust Preferred Securities.

Branch Purchase

         In September 2005, the Bank entered into an Agreement with Oritani, a New Jersey Chartered Savings Bank. Pursuant to the Agreement, the Bank will (i) assume certain commercial checking account deposit liabilities and (ii) purchase certain fixed assets and the real property of this Oritani bank branch located in Ridgefield, New Jersey for a cash purchase price of $850,000. Upon the closing of the transaction, which is subject to the approval of regulatory authorities, among other things, the Bank intends to open a branch of The Berkshire Bank at the Ridgefield, New Jersey location.

New Subsidiary

         In August 2005, the Bank formed Berkshire 1031, a wholly owned limited liability company. Berkshire 1031 will act as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. A qualified intermediary is an individual or business entity that assists owners of property who wish to exchange their property for property of a "like-kind" in a transaction that is tax free in whole or part for federal (and in some cases state) income tax purposes. In accordance with detailed procedures set forth in federal income tax regulations, Berkshire 1031 will assist the owner in the sale of the owner's property and the purchase of replacement property so that the transaction qualifies as a non-taxable exchange of property.

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

         With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2005, the Company completed its annual impairment testing, which determined that no impairment write-offs were necessary.

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

Discussion of Financial Condition and Results of Operations

Overview

         Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004. Net income was $5.54 million, or $.80 per diluted share, for the fiscal year ended December 31, 2005, compared to $7.50 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2004. Net loans and total assets increased by approximately 8% and 1%, respectively, and investment securities decreased by approximately 5%.


                                         Fiscal Year Ended December 31,
                                 --------------------------------------------
                                      2005          2004              %
                                                                   Inc/(Dec)
                                     (In millions, except per share data)
Total Assets                     $     977.7   $     972.6             1%
Loans, net                             305.9         284.1             8%
Investment Securities                  600.0         631.6            (5)%
Total Liabilities                      868.7         865.0             0%
Deposits                               680.3         619.9            10%
Borrowings                             178.9         238.8           (25)%
Stockholders' Equity                   109.0         107.6             1%

Total Income                            46.3          41.8            11%
Interest Income                         45.1          40.0            13%
Total Expense                           35.5          28.0            27%
Interest Expense                        22.4          15.9            41%
Net Interest Income                     22.7          24.1            (6)%
Net Income                               5.5           7.5           (27)%
Diluted Income Per Share                 .80          1.10           (27)%
Bank Branches                             10             9             --

         Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003. Net income was $7.50 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2004, compared to $7.42 million, or $1.10 per diluted share, for the fiscal year ended December 31, 2003. Investment securities and total assets increased by approximately 11% and 7%, respectively, and net loans decreased by approximately 3%.

                                        Fiscal Year Ended December 31,
                                 -------------------------------------------
                                      2004          2003              %
                                                                   Inc/(Dec)
                                    (In millions, except per share data)
Total Assets                     $     972.6   $     905.7             7%
Loans, net                             284.1         292.2            (3)%
Investment Securities                  631.6         569.8            11%
Total Liabilities                      865.0         802.2             8%
Deposits                               619.9         604.3             3%
Borrowings                             238.8         192.1            24%
Stockholders' Equity                   107.6         103.5             4%

Total Income                            41.8          38.4             9%
Interest Income                         40.0          34.4            16%
Total Expense                           28.0          25.4            10%
Interest Expense                        15.9          13.6            17%
Net Interest Income                     24.1          20.8            16%
Net Income                               7.5           7.4             1%
Diluted Income Per Share                1.10          1.10             0%
Bank Branches                              9             9            --


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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                                   Twelve Months Ended                           Twelve Months Ended
                                                    December 31, 2005                             December 31, 2004

                                       -------------------------------------------   -------------------------------------------

                                                       Interest                                     Interest
                                        Average          and           Average        Average         and            Average
                                        Balance        Dividends     Yield/Rate       Balance       Dividends       Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)                               $ 287,178      $ 19,399              6.76%    $ 290,774     $ 18,825               6.47%
Investment securities                     648,829        25,355              3.91       620,511       21,120               3.40
Other (2)(5)                               10,765           302              2.81         4,376           63               1.44
                                        ---------      --------              ----     ---------     --------               ----
Total interest-earning assets             946,772        45,056              4.76       915,661       40,008               4.37
                                                                             ----                                          ----
Noninterest-earning assets                 44,497                                        40,592
                                        ---------                                     ---------
Total Assets                            $ 991,269                                     $ 956,253
                                        =========                                     =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 264,130         4,639              1.76       272,219        3,809               1.39
Time deposits                             338,834         9,552              2.82       309,968        6,024               1.94
Other borrowings                          225,657         8,208              3.64       223,208        6,083               2.73
                                        ---------      --------              ----     ---------     --------               ----
Total interest-bearing
 liabilities                              828,621        22,399              2.70       805,395       15,916               1.98
                                                       --------              ----                   --------               ----

Demand deposits                            44,739                                        38,896
Noninterest-bearing liabilities             8,310                                         7,163
Stockholders' equity (5)                  109,599                                       104,799
                                        ---------                                     ---------

Total liabilities and
 stockholders' equity                   $ 991,269                                     $ 956,253
                                        =========                                     =========

Net interest income                                    $ 22,657                                     $ 24,092
                                                       ========                                     ========

Interest-rate spread (3)                                                     2.06%                                         2.39%
                                                                             ====                                          ====

Net interest margin (4)                                                      2.39%                                         2.63%
                                                                             ====                                          ====

Ratio of average interest-
earning assets to average
interest bearing liabilities                 1.14                                          1.14
                                        =========                                     =========

                                                   Twelve Months Ended
                                                    December 31, 2003
                                        ------------------------------------------
                                       -

                                                       Interest
                                        Average          and           Average
                                        Balance        Dividends     Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)                               $ 291,586      $ 19,061              6.54%
Investment securities                     470,412        15,321              3.26
Other (2)(5)                                3,946            44              1.12
                                        ---------      --------              ----
Total interest-earning assets             765,944        34,426              4.49
                                                                             ----
Noninterest-earning assets                 37,844
                                        ---------
Total Assets                            $ 803,788
                                        =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 201,817         2,593              1.28
Time deposits                             333,112         7,537              2.26
Other borrowings                          125,609         3,517              2.80
                                        ---------      --------              ----
Total interest-bearing
 liabilities                              660,538        13,647              2.07
                                                       --------              ----

Demand deposits                            32,592
Noninterest-bearing liabilities             8,318
Stockholders' equity (5)                  102,340
                                        ---------

Total liabilities and
 stockholders' equity                   $ 803,788
                                        =========

Net interest income                                    $ 20,779
                                                       ========

Interest-rate spread (3)                                                     2.42%
                                                                             ====

Net interest margin (4)                                                      3.71%
                                                                             ====

Ratio of average interest-
earning assets to average
interest bearing liabilities                 1.16
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


                                                          Twelve Months Ended December 31, 2005
                                                                       Versus
                                                          Twelve Months Ended December 31, 2004
                                                               Increase (Decrease) Due To
                                                    -------------------------------------------------

                                                        Rate             Volume             Total
                                                    -------------    --------------     -------------

Interest-earning assets:
 Loans                                                   $   843           $  (269)          $   574
 Investment securities                                     3,165             1,070             4,235
 Other                                                        60               179               239
                                                         -------           -------           -------
Total                                                      4,068               980             5,048
                                                         -------           -------           -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                                 1,007              (177)              830
 Time deposits                                             2,728               800             3,528
 Other borrowings                                          2,031                94             2,125
                                                         -------           -------           -------
Total                                                      5,766               717             6,483
                                                         -------           -------           -------

Net interest income                                      $(1,698)          $   263           $(1,435)
                                                         =======           =======           =======




                                                          Twelve Months Ended December 31, 2004
                                                                         Versus
                                                          Twelve Months Ended December 31, 2003
                                                               Increase (Decrease) Due To
                                                 ----------------------------------------------------

                                                       Rate             Volume              Total
                                                 ----------------    --------------     -------------
Interest-earning assets:
 Loans                                                   $  (204)          $   (32)          $  (236)
 Investment securities                                       659             5,140             5,799
 Other                                                        13                 6                19
                                                         -------           -------           -------
Total                                                        468             5,114             5,582
                                                         -------           -------           -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                                   222               994             1,216
 Time deposits                                            (1,066)             (447)           (1,513)
 Other borrowings                                            (88)            2,654             2,566
                                                         -------           -------           -------
Total                                                       (932)            3,201             2,269
                                                         -------           -------           -------

Net interest income                                      $ 1,400           $ 1,913           $ 3,313
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

Allowance for Loan Losses

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

         The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for loan losses. There were $330,000, $343,000 and $109,000 of classified loans at December 31, 2005, 2004 and 2003, respectively.

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


Results of Operations Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004.

General. References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income. Net income for the fiscal year ended December 31, 2005 was $5.54 million, or $.80 per share, as compared to $7.50 million, or $1.10 per share, for the fiscal year ended December 31, 2004.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board with respect to short-term interest rates (the only rates it can control) resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in short-term rates in more than four years. Similar 25 basis point moves in the federal funds rate taken by the Federal Reserve Board during 2004 and 2005, the most recent occurring on January 31, 2006, have moved the prime rate to its present level of 7.50%, the longest sustained period of monetary policy tightening in more than a decade.

         While short-term market rates have followed the upticks of federal funds, long-term interest rates have declined during this period, a condition referred to as a flattening yield curve. A flat or narrowing yield curve places a squeeze on interest margins for financial institutions, like the Company, who depend upon a spread between long- and short-term rates for interest margin profits and the largest percentage of income.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the fiscal year ended December 31, 2005, net interest income decreased by $1.44 million, or 5.96%, to $22.66 million from $24.09 million for the fiscal year ended December 31, 2004. The decrease in net interest income was the result of the 28.84% growth in the average amount of interest-bearing liabilities to $828.62 million during fiscal 2005 from $805.40 million in fiscal 2004 and the 72 basis point increase in the average rates paid on such liabilities to 2.70% in 2005 from 1.98% in 2004. The decrease in net interest income was partially offset by the 3.40% increase in the average amount of interest-earning assets to $946.77 million during 2005 from $915.66 million in 2004 and the 39 basis point increase in the average yields earned on such earning assets to 4.76% in 2005 from 4.37% in 2004.

         Also contributing to the change in net interest income was the interest- rate spread or the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. During fiscal 2005, the Company's interest-rate spread decreased by 33 basis points to 2.06% from 2.39% during fiscal 2004. If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2004 and 2005 have been replaced with securities carrying somewhat higher yields and, by design, shorter maturities to provide a hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined to 2.39% in fiscal 2005 from 2.63% in fiscal 2004. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 4.76% and 4.37% in fiscal 2005 and 2004, respectively.

         The average amount of loans decreased slightly to $287.18 million in fiscal 2005 from $290.77 million in fiscal 2004, however, the average yield on the loan portfolio increased by 29 basis points to 6.76% in fiscal 2005 from 6.47% in fiscal 2004. During periods of low and stable interest rates borrowers gravitate towards fixed-rate loans to lock in a low interest rate. Adjustable rate loans are generally preferred when interest rates are trending higher as they did in 2004 and 2005. One-to-four family mortgage loans, approximately 45% and 54% of our loan portfolio at December 31, 2005 and 2004, respectively, are particularly sensitive to changes in interest rates.

         The average amount of investment securities increased by $28.32 million to $648.83 million in fiscal 2005 from $620.51 million in fiscal 2004. The average yield on investment securities improved by 51 basis points, to 3.91% in 2005 from 3.40% in 2004 and are likely to continue to increase in a rising interest rate environment. The average amount of other interest-earning assets, primarily short-term investments, increased by $6.39 million to $10.77 million in 2005 from $4.38 million in 2004 and returned an average yield of 2.81% and 1.44% in fiscal 2005 and 2004, respectively.

Interest Income. Total interest income for the fiscal year ended December 31, 2005 increased by $5.05 million, or 12.62%, to $45.06 million from $40.01 million for the fiscal year ended December 31, 2004. The increase in interest income was primarily due to the growth in the average amount of total interest-earning assets. Loans contributed $19.40 million of interest income in fiscal 2005, an increase of $574,000 from the $18.83 million of interest income contributed in fiscal 2004. Investment securities contributed $25.36 million of interest income in fiscal 2005, an increase of $4.24 million over the $21.12 million of interest income earned on loans in fiscal 2004.

                                             Fiscal 2005                      Fiscal 2004
                                    ------------------------------   -----------------------------
                                      Interest           % of          Interest           % of
                                       Income            Total          Income           Total
                                                  (In thousands, except percentages)
Loans                                    $19,399       43.06%             $18,825       47.05%
Investment Securities                     25,355       56.27               21,120       52.79
Other                                        302        0.67                   63        0.16
                                         -------      ------              -------      ------
Total Interest Income                    $45,056      100.00%             $40,008      100.00%

         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, declined to 30.33% of our total average interest-earning assets in fiscal 2005 from 31.76% in fiscal 2004. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                                       Fiscal 2005                       Fiscal 2004
                                            ---------------------------------   -----------------------------
                                                Average            % of             Average         % of
                                                Amount            Total             Amount          Total
                                                           (In thousands, except percentages)
Loans                                             $287,178     30.33%                 $290,774    31.76%
Investment Securities                              648,829     68.53                   620,511    67.77
Other                                               10,765      1.14                     4,376     0.47
                                                  --------    ------                  --------   ------
Total Interest-Earning Assets                     $946,772    100.00%                 $915,661   100.00%

Interest Expense. Total interest expense for the fiscal year ended December 31, 2005 increased by $6.48 million, or 40.73%, to $22.40 million from $15.92 million for the fiscal year ended December 31, 2004. The increase in interest expense was due to the growth in the average amount of interest-bearing liabilities and the increase in the average rate paid on such liabilities, 2.70% and 1.98% in fiscal years 2005 and 2004, respectively. As short-term rates moved higher during 2005, interest expense increased as we priced our deposit products to meet the competition and the adjustable rates paid on other borrowings increased as well. In April 2005 and May 2004, we sold $7.22 million and $15.46 million, respectively, of floating rate junior subordinated debentures which mature in 2035 and 2034, respectively. The net proceeds of said sales were used to augment the Bank's capital. The additional interest expense on these debentures, which is included in other borrowings, was $1.27 million and $463,000 during fiscal 2005 and 2004.

                                                 Fiscal 2005                       Fiscal 2004
                                       --------------------------------   -----------------------------
                                          Interest           % of            Interest          % of
                                           Expense          Total             Expense         Total
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                    $  4,639    20.71%                 $  3,809     23.93%
Time Deposits                                   9,552    42.64                     6,024     37.85
Other Borrowings                                8,208    36.65                     6,083     38.22
                                             --------   ------                  --------    ------
Total Interest Expense                       $ 22,399   100.00%                  $15,916    100.00%



                                                              Fiscal 2005                       Fiscal 2004
                                                   ---------------------------------   -----------------------------
                                                       Average            % of             Average         % of
                                                       Amount            Total             Amount          Total
                                                                  (In thousands, except percentages)
Interest-Bearing Deposits                                $264,130     31.88%                 $272,219    33.80%
Time Deposits                                             338,834     40.89                   309,968    38.49
Other Borrowings                                          225,657     27.23                   223,208    27.71
                                                         --------    ------                  --------   ------
Total Interest-Bearing Liabilities                       $828,621    100.00%                 $805,395   100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2005, total non-interest income decreased by $613,000 to $1.21 million from $1.82 million for the fiscal year ended December 31, 2004. In 2004, we recorded gains of $793,000 on the sales and issuer redemptions of investment securities. In 2005, such gains amounted to $4,000. Service charges on deposit accounts increased by $69,000 to $589,000 in fiscal 2005 from $520,000 in fiscal 2004.

                                                  Fiscal 2005                          Fiscal 2004
                                       ----------------------------------   ---------------------------------
                                          Non-Interest          % of           Non-Interest         % of
                                             Income             Total             Income            Total
                                                         (In thousands, except percentages)
Service Charges on Deposits                       $   589     48.84%                   $   520    28.59%
Investment Securities gains                             4      0.33                        793    43.60
Other                                                 613     50.83                        506    27.81
                                                  -------    ------                    -------   ------
Total Non-Interest Income                          $1,206    100.00%                    $1,819   100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the year ended December 31, 2005 increased by $1.04 million, or 8.63%, to $13.14 million from $12.10 million for the year ended December 31, 2004. The largest component of non-interest expense are salaries and employee benefits which increased by $1.12 million, or 16.21%, to $8.00 million in fiscal 2005 from $6.89 million in fiscal 2004. The increase is due to the addition of personnel in our internal control and compliance departments.

                                                      Fiscal 2005                          Fiscal 2004
                                           ----------------------------------   ---------------------------------
                                              Non-Interest          % of           Non-Interest          % of
                                                 Expense            Total             Expense           Total
                                                             (In thousands, except percentages)
Salaries and Employee Benefits                        $ 8,002     60.90%                   $ 6,886     56.93%
Net Occupancy Expense                                   1,728     13.15                      1,538     12.72
Equipment Expense                                         397      3.02                        357      2.95
FDIC Assessment                                           272      2.07                        115      0.95
Data Processing Expense                                   198      1.51                        157      1.30
Other                                                   2,542     19.35                      3,042     25.15
                                                      -------    ------                    -------    ------
Total Non-Interest Expense                            $13,139    100.00%                   $12,095    100.00%

Provision for Income Tax. During the years ended December 31, 2005 and 2004, we recorded income tax expense of $5.00 million and $6.13 million, respectively. The tax provisions for federal, state and local taxes recorded for 2005 and 2004 represent effective tax rates of 47.45% and 44.98%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2003, the Company has purchased a total of 1,844,646 shares of its Common Stock. During fiscal year 2004, we purchased a total of 4,263 shares and at December 31, 2005 there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. The following table sets forth information with respect to such purchases during the periods indicated.


Fiscal Year 2005

                                    Number of        Average Price
                                      Shares           Paid Per
                                    Purchased            Share
                                 ----------------  ------------------
January - December                            --                   --

Fiscal Year 2004

                                    Number of        Average Price
                                      Shares           Paid Per
                                    Purchased            Share
                                 ----------------  ------------------
January                                    4,263              $ 16.33
February - March                              --                   --
April - June                                  --                   --
July - September                              --                   --
October - December                            --                   --

Results of Operations Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003.

General.

References to per share amounts below, unless stated otherwise, refer to diluted shares. References to per share amounts for the fiscal years ended December 31, 2003 have been revised to reflect the reverse stock split and stock dividend which occurred on May 18, 2004.

Net Income. Net income for the fiscal year ended December 31, 2004 was $7.50 million, or $1.10 per share, as compared to $7.42 million, or $1.10 per share, for the fiscal year ended December 31, 2003.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board in August, September, November and December of 2004, and February 2005 moved the prime rate to 5.50%.

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

                                            Fiscal 2004                    Fiscal 2003
                                    ----------------------------   ----------------------------
                                      Interest         % of           Interest         % of
                                       Income          Total           Income         Total
                                                (In thousands, except percentages)
Loans                                    $18,825     47.05%              $19,061     55.37%
Investment Securities                     21,120     52.79                15,321     44.50
Other                                         63      0.16                    44      0.13
                                         -------    ------               -------    ------
Total Interest Income                    $40,008    100.00%              $34,426    100.00%

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

                                                       Fiscal 2004                       Fiscal 2003
                                            ---------------------------------   -----------------------------
                                                Average            % of             Average         % of
                                                Amount            Total             Amount          Total
                                                           (In thousands, except percentages)
Loans                                             $290,774     31.76%                 $291,586    38.07%
Investment Securities                              620,511     67.77                   470,412    61.42
Other                                                4,376      0.47                     3,946     0.51
                                                  --------    ------                  --------   ------
Total Interest-Earning Assets                     $915,661    100.00%                 $765,944   100.00%

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

                                                 Fiscal 2004                       Fiscal 2003
                                       --------------------------------   -----------------------------
                                          Interest           % of            Interest          % of
                                           Expense          Total             Expense         Total
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                    $  3,809    23.93%                 $  2,593     19.00%
Time Deposits                                   6,024    37.85                     7,537     55.23
Other Borrowings                                6,083    38.22                     3,517     25.77
                                             --------   ------                  --------    ------
Total Interest Expense                        $15,916   100.00%                  $13,647    100.00%

                                                              Fiscal 2004                       Fiscal 2003
                                                   ---------------------------------   -----------------------------
                                                       Average            % of             Average         % of
                                                       Amount            Total             Amount          Total
                                                                  (In thousands, except percentages)
Interest-Bearing Deposits                                $272,219     33.80%                 $201,817    30.55%
Time Deposits                                             309,968     38.49                   333,112    50.43
Other Borrowings                                          223,208     27.71                   125,609    19.02
                                                         --------    ------                  --------   ------
Total Interest-Bearing Liabilities                       $805,395    100.00%                 $660,538   100.00%

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


                                                  Fiscal 2004                          Fiscal 2003
                                       ----------------------------------   ---------------------------------
                                          Non-Interest          % of           Non-Interest         % of
                                             Income             Total             Income            Total
                                                         (In thousands, except percentages)
Service Charges on Deposits                       $   520     28.59%                   $   640    16.07%
Investment Securities gains                           793     43.60                      2,746    68.94
Other                                                 506     27.81                        597    14.99
                                                  -------    ------                    -------   ------
Total Non-Interest Income                          $1,819    100.00%                    $3,983   100.00%

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

                                                      Fiscal 2004                          Fiscal 2003
                                           ----------------------------------   ---------------------------------
                                              Non-Interest          % of           Non-Interest          % of
                                                 Expense            Total             Expense           Total
                                                             (In thousands, except percentages)
Salaries and Employee Benefits                        $ 6,886     56.93%                   $ 5,873     51.24%
Net Occupancy Expense                                   1,538     12.72                      1,611     14.05
Equipment Expense                                         357      2.95                        397      3.46
FDIC Assessment                                           115      0.95                         80      0.70
Data Processing Expense                                   157      1.30                        183      1.60
Other                                                   3,042     25.15                      3,319     28.95
                                                      -------    ------                    -------    ------
Total Non-Interest Expense                            $12,095    100.00%                   $11,463    100.00%

Provision for Income Tax. During the years ended December 31, 2004 and 2003, we recorded income tax expense of $6.13 million and $5.64 million, respectively. The tax provisions for federal, state and local taxes recorded for 2004 and 2003 represent effective tax rates of 44.98% and 43.22%, respectively.

Investment Activities

         General. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not as a rule invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae) or the Government National Mortgage Association (Ginnie Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $4 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

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

         The following table sets forth the cost and fair value of available-for- sale and held-to-maturity securities as of the dates indicated:

                                                                          December 31,
                                   -------------------------------------------------------------------------------------------
                                                2005                            2004                          2003
                                   ------------------------------- ------------------------------ ----------------------------
                                        Cost            Fair            Cost            Fair           Cost          Fair
                                                        Value                          Value                         Value
                                   --------------- --------------- --------------  -------------- -------------- -------------
                                                                         (In thousands)
  Available-For-Sale
U.S. Treasury Notes                      $ 14,985        $ 14,899       $ 24,896        $ 24,722       $ 39,941      $ 39,847
U.S. Government Agencies                  448,196         439,645        471,018         467,271        419,175       416,753
Mortgage-backed securities                 81,681          79,686        109,822         109,330         93,875        97,448
Corporate notes                            54,590          52,304         21,089          21,627          1,570         1,662
Municipal securities                        1,972           2,306          1,307           1,441            991         1,061
Marketable equity
 securities and other                      10,351          10,570          6,363           6,577         12,305        12,366
                                         --------        --------       --------        --------       --------      --------
Total                                    $611,775        $599,410       $634,495        $630,968       $567,857      $569,137
                                         ========        ========       ========        ========       ========      ========

  Held-To-Maturity
U.S. Government Agencies                 $    562        $    573       $    624        $    633       $    711      $    715
                                         --------        --------       --------        --------       --------      --------
Total                                    $    562        $    573       $    624        $    633       $    711      $    715
                                         ========        ========       ========        ========       ========      ========

         The following tables summarize the Company's available-for-sale and held- to-maturity securities:

                                                                                December 31, 2005
                                                             -------------------------------------------------------
                                                                  Weighted
                                                                  Average
                                                                   Yield               Cost           Fair Value
                                                                   -----               ----           ----------
                                                                             (Dollars in thousands)
Available-For-Sale
  U.S. Treasury Notes
Due within one year                                                1.75%                 $ 14,985          $ 14,899

                                                                                         --------          --------
                                                                                           14,985            14,899
                                                                                         --------          --------
  U.S. Government Agencies Obligations
Due within one year                                                 2.85                   61,153            60,497
Due after one year through five years                               3.81                  234,888           229,754
Due after five years through ten years                              4.38                   78,156            76,158
Due after ten years                                                 3.57                   73,999            73,236
                                                                                         --------          --------
                                                                                          448,196           439,645
                                                                                         --------          --------
  Municipal Obligations
Due after ten years                                                 9.41                    1,972             2,306
                                                                                         --------          --------
                                                                                            1,972             2,306
                                                                                         --------          --------
  Mortgage-backed securities
Due after five years through ten years                              4.15                   18,012            17,306
Due after ten years                                                 4.22                   63,669            62,380
                                                                                         --------          --------
                                                                                           81,681            79,686
                                                                                         --------          --------
  Corporate Notes
Due within one year                                                 4.78                   18,497            18,459
Due after one year through five years                               5.27                    7,533             7,395
Due after five years through ten years                              6.54                    6,210             5,986
Due after ten years                                                 7.58                   22,350            20,464

                                                                                         --------          --------
                                                                                           54,590            52,304
                                                                                         --------          --------

  Common Stocks                                                     1.77                      329               448
  Preferred Stocks                                                  9.60                      314               414
  Money market funds                                                4.07                    5,255             5,255
  Federal Home Loan Bank Stock                                      5.25                    4,453             4,453
                                                                                         --------          --------
                                                                                           10,351            10,570
                                                                                         --------          --------
                                                                                         $611,775          $599,410
                                                                                         ========          ========
Held-To-Maturity
  U.S. Government Agencies Obligations
Due after one year through five years                               1.53                       93                93
Due after five years through ten years                              4.75                       32                32
Due after ten years                                                 6.38                      437               448
                                                                                         --------          --------
                                                                                         $    562          $    573
                                                                                         ========          ========

Loan Portfolio

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2005, 2004 and 2003, the Company had total loans, net of unearned income of $309.23 million, $286.98 million and $294.76 million, respectively, and an allowance for loan losses of $3.27 million, $2.93 million and $2.59 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2005 and 2004, approximately $142.81 million and $159.68 million, respectively, or 46% and 55%, respectively, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2005 and 2004, approximately 4% and 7%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 96% and 93%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

         At December 31, 2005, the Bank's total capital, net of goodwill and loan loss reserves, was approximately $95.19 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $9.52 million, with an additional amount of approximately $14.28 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $23.80 million. At December 31, 2005, the Bank was in compliance with these standards.

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

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                                     December 31,
                                 ------------------------------------------------------------------------------------
                                             2005                        2004                         2003
                                 -------------------------- ----------------------------  ---------------------------
                                                  % of                        % of                         % of
                                    Amount        Total        Amount         Total          Amount        Total
                                 -------------   ---------- -------------    -----------  ------------    -----------
                                                                 (Dollars in thousands)
Commercial and
 professional loans                  $ 33,370      10.8%        $ 16,498        5.7%         $ 22,228        7.5%
Secured by real estate
 1 - 4 family                         139,931      45.1          155,079       53.9           169,589       57.4
 Multi family                           2,874       0.9            4,600        1.6             6,608        2.2
 Non-residential
 (commercial)                         132,142      42.6          109,597       38.1            94,956       32.2
Consumer                                2,018       0.6            1,989        0.7             2,239        0.7
                                     --------     -----          -------      -----           -------      -----

Total loans                           310,335     100.0%         287,763      100.0%          295,620      100.0%
                                                  =====                       =====                        =====

Less: Allowance
 for loan losses                       (3,266)                    (2,927)                      (2,593)
Unearned fees                          (1,105)                      (784)                        (864)
                                     --------                   --------                     --------
Loans, net                           $305,964                   $284,052                     $292,163
                                     ========                   ========                     ========
                                                      December 31,
                                 --------------------------------------------------------
                                             2002                       2001
                                 -------------------------- -----------------------------
                                                  % of                          % of
                                    Amount        Total         Amount          Total
                                 -------------   ---------- ---------------    ----------
                                                  (Dollars in thousands)
Commercial and
 professional loans                  $ 16,704       6.0%          $ 19,130        7.6%
Secured by real estate
 1 - 4 family                         180,730      65.4            165,195       65.5
 Multi family                           8,958       3.2             11,186        4.4
 Non-residential
 (commercial)                          65,809      23.8             51,893       20.6
Consumer                                4,051       1.6              4,689        1.8
                                                                       140        0.1
                                      -------     -----            -------      -----
Total loans                           276,252     100.0%           252,233      100.0%
                                                  =====                         =====

Less: Allowance
 for loan losses                       (2,315)                      (2,030)
Unearned fees                            (755)                        (193)
                                     --------                     --------
Loans, net                           $273,182                     $250,010
                                     ========                     ========

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

         The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $0 and $50,000 at December 31, 2005 and 2004, respectively.


                                                                       December 31,
                                  --------------------------------------------------------------------------------------
                                       2005               2004               2003              2002             2001
                                       ----               ----               ----              ----             ----
                                                                  (Dollars in Thousands)
Nonaccrual loans:
Commercial and                            $   --            $   --             $   --           $   --           $    9
 professional loans
Consumer                                       3                 1                 --               --               --
Secured by real estate                       253               342                109               59               --
                                          ------            ------             ------           ------           ------
Total nonaccrual loans                       256               343                109               59                9
                                          ------            ------             ------           ------           ------
Accruing loans delinquent
 90 days or more                              74                50                 --               --               --
                                          ------            ------             ------           ------           ------
Total nonperforming loans                 $  330            $  393             $  109           $   59           $    9
                                          ======            ======             ======           ======           ======
Total nonperforming loans
 to total assets                            .03%              .04%               .01%               --               --
                                         ======            ======             ======            ======           ======

         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):


                                                           December 31, 2005
                                      -----------------------------------------------------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                      ------------------  ------------------  -------------------
Commercial and
 professional loans                             $   450     13.8%              0.15%
Secured by real estate
 1 - 4 family                                       937     28.7               0.30
 Multi family                                        39      1.2               0.01
 Non-residential                                  1,784     54.6               0.57
Consumer and other                                   27      0.8               0.01
General allowance (1)                                29      0.9               0.01
                                                -------    -----               ----
Total allowance
 for loan losses                                $ 3,266    100.0%              1.05%
                                                =======    =====               ====

---------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                       December 31, 2004
                                      -------------------------------------------------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                      ------------------  ------------------  ---------------
Commercial and
 professional loans                             $   223      7.6%              0.08%
Secured by real estate
 1 - 4 family                                       775     26.5               0.27
 Multi family                                        62      2.1               0.02
 Non-residential                                  1,398     47.8               0.49
Consumer and other                                   27      0.9               0.01
General allowance (1)                               442     15.1               0.15
                                                -------    -----               ----
Total allowance
 for loan losses                                $ 2,927    100.0%              1.02%
                                                =======    =====               ====

---------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                       December 31, 2003
                                      -------------------------------------------------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                      ------------------  ------------------  ---------------
Commercial and
 professional loans                             $   300     11.6%              0.10%
Secured by real estate
 1 - 4 family                                       424     16.3               0.14
 Multi family                                        89      3.4               0.03
 Non-residential                                  1,198     46.2               0.41
Consumer and other                                   30      1.2               0.01
General allowance (1)                               552     21.3               0.19
                                                -------    -----               ----
Total allowance
 for loan losses                                $ 2,593    100.0%              0.88%
                                                =======    =====               ====

---------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                         December 31, 2002
                                      -------------------------------------------------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                      ------------------  ------------------  ---------------
Commercial and
 professional loans                             $   225      9.7%              0.08%
Secured by real estate
 1 - 4 family                                       452     19.5               0.16
 Multi family                                       121      5.2               0.04
 Non-residential                                    888     38.4               0.32
Consumer and other                                   55      2.4               0.02
General allowance (1)                               574     24.8               0.21
                                                -------    -----               ----
Total allowance
 for loan losses                                $ 2,315    100.0%              0.83%
                                                =======    =====               ====

---------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                        December 31, 2001
                                      ------------------------------------------------------
                                          Allowance
                                           for Loan        Percent of          Percent of
                                            Losses         Allowance           Total Loans
                                      ------------------  ------------------  --------------
Commercial and
 professional loans                             $   188      9.3%              0.07%
Secured by real estate
 1 - 4 family                                       804     39.6               0.32
 Multi family                                        84      4.1               0.03
 Non-residential                                    790     38.9               0.32
Consumer and other                                   24      1.2               0.06
General allowance (1)                               140      6.9               0.06
                                                -------    -----               ----
Total allowance
 for loan losses                                $ 2,030    100.0%              0.79%
                                                =======    =====               ====

---------------------
(1) The allowance for loan losses is allocated to specific loans as necessary.

         The following tables set forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.


                                                                  December 31, 2005
                                            --------------------------------------------------------------
                                              Within           1 to             After
                                              1 Year          5 Years          5 Years           Total
                                             --------        ---------        ---------         ------
                                                                  (In thousands)
Fixed Rate
Commercial and professional                  $     496        $  13,110        $   3,103        $  16,709
Non-residential                                  9,603           35,398           25,536           70,537
                                             ---------        ---------        ---------        ---------
Total fixed rate                             $  10,099        $  48,508        $  28,639        $  87,246
                                             ---------        ---------        ---------        ---------

Adjustable Rate
Commercial and professional                      5,345           10,571              745           16,661
Non-residential                                 13,164           10,852           37,589           61,605
                                             ---------        ---------        ---------        ---------
Total adjustable rate                        $  18,509        $  21,423        $  38,334        $  78,266
                                             ---------        ---------        ---------        ---------
Total                                        $  28,608        $  69,931        $  66,973        $ 165,512
                                             =========        =========        =========        =========

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):


                                                            Years Ended December 31,
                                   ---------------------------------------------------------------------
                                       2005           2004           2003            2002           2001
                                       ----           ----           ----            ----           ----
Average loans outstanding           $287,178      $290,774      $291,586         $265,961       $195,296
                                    ========      ========      ========         ========       ========
Allowance at beginning
 of period                             2,927         2,593         2,315            2,030          1,108
Charge-offs:
 Commercial and other
  loans                                   26            24             4              199             97
 Real estate loans                        --            --            13               --             --
                                    --------      --------      --------         --------       --------
  Total loans charged-off                 26            24            17              199             97
                                    --------      --------      --------         --------       --------
Recoveries:
 Commercial and other
  loans                                  185           178            55               97             41
 Real estate loans                        --            --            --               --             --
                                    --------      --------      --------         --------       --------
  Total loans recovered                  185           178            55               97             41
                                    --------      --------      --------         --------       --------
  Net recoveries
   (charge-offs)                         159           154            38             (102)           (56)
                                    --------      --------      --------         --------       --------
Provision for loan losses
 charged to operating
 expenses                                180           180           240              387            287
Acquisition of GSB                        --            --            --               --            691
                                    --------      --------      --------         --------       --------
Allowance at end of period          $  3,266      $  2,927      $  2,593         $  2,315       $  2,030
                                    --------      --------      --------         --------       --------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                       .06%          .05%          .01%           (.03)%         (.02)%
                                    ========      ========      ========         ========       ========
Allowance as a percent
 of total loans                         1.05%         1.02%         0.88%            0.83%          0.80%
                                    ========      ========      ========         ========       ========
Total loans at end
 of period                          $310,335      $287,763      $295,620         $276,252       $252,233
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

         The following table summarizes the composition of the average balances of major deposit categories:


                                                          December 31,
                         ------------------------------------------------------------------------------
                                     2005                      2004                     2003
                                     ----                      ----                     ----
                              Average    Average        Average    Average        Average    Average
                              Amount     Yield          Amount     Yield          Amount     Yield
                              ------     -----          ------     -----          ------     -----
                                                      (Dollars in thousands)
Demand deposits                $ 44,739    --            $ 38,896    --            $ 32,592  --
NOW and money market             42,756  0.56%             47,677  0.65%             58,723  1.02%
Savings deposits                221,374  1.99             224,542  1.55             143,094  1.95
Time deposits                   338,834  2.82             309,968  1.94             333,112  2.26
                               --------  ----            --------  ----            --------  ----
Total deposits                 $647,703  2.19%           $621,083  1.58%           $567,521  1.78%
                               ========  ====            ========  ====            ========  ====

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $203.72 million, $109.74 million and $110.08 million at December 31, 2005, 2004 and 2003, respectively.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2005:

                                                               (In thousands)
3 months or less                                                  $ 62,614
Over 3 months but within 6 months                                   50,551
Over 6 months but within 12 months                                  86,382
Over 12 months                                                       4,175
                                                                  --------
Total                                                             $203,722
                                                                  ========

Short-Term Borrowings

         Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                                             Years Ended December 31,
                                                             -----------------------------------------------------
                                                                   2005              2004               2003
                                                             ----------------- -----------------  ----------------
                                                                              (Dollars in thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                                       $ 73,044          $127,747           $114,391
    Average during the year                                   $108,785          $129,794           $ 57,554
    Maximum month-end balance                                 $145,489          $148,753           $114,391
    Weighted average rate during the year                         3.47%             1.87%              1.68%
    Rate at December 31                                           3.59%             2.27%              1.73%

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

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by our Board of Directors. We paid cash dividends per share of $.15, $.11 and $.08 in fiscal 2005, 2004 and 2003, respectively. The ability to fund our operations and to pay dividends is not dependent upon the receipt of dividends from The Berkshire Bank. At December 31, 2005, we had cash of approximately $11.2 million and investment securities with a fair market value of $11.8 million.

Contingent Liabilities and Commitments

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2005.

                                                              Expiration By Period
                                -------------------------------------------------------------------------------
                                                 Less                                                 More
                                                 Than               1-3              3-5              Than
                                Total           1 Year             Years            Years            5 Years
                                -----           ------             -----            -----            -------
                                                                  (In thousands)
Lines of Credit                  $ 16,808         $  5,119          $  8,697          $     44         $  2,948
Standby Letters
 of Credit                          1,155            1,155                --                --               --
Loan Commitments                    2,531            2,531                --                --               --
                                 --------         --------          --------          --------         --------
Total                            $ 20,494         $  8,805          $  8,697          $     44         $  2,948
                                 ========         ========          ========          ========         ========

Contractual Obligations

         The following table presents the Company's contractual obligations at December 31, 2005.

                                                          Payments Due By Periods
                                -------------------------------------------------------------------------------
                                                 Less                                                 More
                                                 Than               1-3              3-5              Than
                                Total           1 Year             Years            Years            5 Years
                                -----           ------             -----            -----            -------
                                                                  (In thousands)
Long-Term Debt                   $105,882         $  4,290          $ 52,196          $ 26,715         $ 22,681
Operating Leases                    4,156              850             1,521               985              800
Time Deposits                     402,585          396,048             6,523                14               --
                                 --------         --------          --------          --------         --------
Total Contractual
Obligations                      $512,623         $401,188          $ 60,240          $ 27,714         $ 23,481
                                 ========         ========          ========          ========         ========

         The Company currently has two unconsolidated subsidiaries and no special purpose entities.

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                           Berkshire Bancorp Inc.
                                                              Interest Rate Sensitivity Gap at December 31, 2005
                                                                  (in thousands, except for percentages)
                                        -------------------------------------------------------------------------------------------
                                             3 Months       3 Through      1 Through          Over
                                             or Less        12 Months       3 Years         3 Years          Total      Fair Value
                                        -------------- --------------- --------------  --------------  -------------- -------------
Federal funds sold                          13,600                                                          13,600        13,600
                                  (Rate)     4.27%
Interest bearing deposits in banks           4,457             --              --              --            4,457         4,457
                                  (Rate)      3.60%                                                           3.60%
Loans (1)(2)
Adjustable rate loans                       49,923         11,248          11,698          26,134           99,003       103,943
                                  (Rate)      8.05%          6.07%           7.44%           6.61%            7.37%
Fixed rate loans                                87         10,354          19,661         181,230          211,332       209,122
                                  (Rate)      6.27%          7.52%           6.70%           6.27%            6.37%
                                         ---------      ---------       ---------       ---------       ----------
Total loans                                 50,010         21,602          31,359         207,364          310,335       313,065
Investments (3)(4)                         108,447        166,837          94,744         229,944          599,972       599,983
                                  (Rate)      3.65%          3.34%           4.10%           4.11%            4.11%
                                         ---------      ---------       ---------       ---------       ----------
Total rate-sensitive assets                176,514         188,439        126,103         437,308          928,364
                                         ---------      ----------      ---------       ---------       ----------
Deposit accounts (5)
Savings and NOW                            204,776             --              --              --          204,776       204,776
                                  (Rate)      2.08%                                                           2.08%
Money market                                22,630             --              --              --           22,630        22,630
                                  (Rate)      0.82%                                                           0.82%
Time Deposits                              116,331        279,717           6,523              14          402,585       400,407
                                  (Rate)      2.91%          3.63%           2.80%           1.74%            3.41%
                                         ---------      ---------       ---------       ---------       ----------
Total deposit accounts                     343,737        279,717           6,523              14          629,991
Repurchase Agreements                       40,044         30,000           3,000              --           73,044        72,505
                                  (Rate)      4.00%          2.86%           3.52%             --             3.51%
Other borrowings                                --          4,290          52,196          49,396          105,882       105,753
                                  (Rate)          %          3.09%           3.56%           5.81%            4.59%
                                         ---------      ---------       ---------       ---------       ----------
Total rate-sensitive liabilities           383,781        314,007          61,719          49,410          808,917
                                         ---------      ---------       ---------       ---------       ----------
Interest rate caps                          20,000                        (20,000)                                            20
Gap (repricing differences)               (227,267)      (125,568)         84,384         387,898          119,447
                                         =========      =========       =========       =========       ==========

Cumulative Gap                            (227,267)      (352,835)       (268,451)        119,447
                                         =========      =========       =========       =========
Cumulative Gap to Total Rate
Sensitive Assets                            (24.48)%       (38.01)%        (28.92)%         12.87%
                                         =========      =========       =========       =========

---------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)      Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)      Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

New Accounting Pronouncements

Accounting For Stock Based Compensation

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005 or our fiscal year 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

         The Company will adopt SFAS 123(R) in the first quarter of fiscal year 2006, the adoption of which is not expected to have an impact on its operating results and financial condition. The pro forma information presented in Note B9, Stock Based Compensation, presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         At December 31, 2005, the Company has one stock-based employee compensation plan. The Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during 2005, 2004 and 2003 and we have no plans to grant significant stock options, if any, in 2006. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

         In October 2003, the American Institute of Certified Public Accountants (the "AICPA") issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 has not had a material effect on our consolidated financial statements.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

         In November 2003, the Emerging Issues Task Force (the "EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF Issue No. 03-1). In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 and in September 2004, the FASB issued a proposed Board-directed FASB Staff Position (an "FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" (FSP EITF 03-1-a). The guidance in FSP EITF 03-1-a is applicable for investments in (a) debt and equity securities that are within the scope of SFAS Nos. 115 and 124, and (b) equity securities that are not subject to the scope of FAS 115 and 124 and not accounted for under the equity method of accounting, "cost-method investments."

         The final FSP, retitled FSP FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," nullifies certain requirements of EITF No. 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 and FAS 124-1 specifically (a) nullifies the requirements of paragraphs 10-18 of EITF No. 03-1, (b) carries forward the requirements of paragraphs 8 and 9 with respect to cost- method-investments and the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples, and (c) references existing other-than- temporary impairment guidance. FSP FAS 115-1 and FAS 124-1 establishes a three-step approach for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

         Application of the guidance in FSP FAS 115-1 and FAS 124-1, applicable to reporting periods beginning after December 15, 2005, is not expected to have a material adverse effect on our consolidated financial statements.

Internal Control Over Financial Reporting

         The current objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule is effective December 28, 2005.

          Section 302 of the Act requires the CEOs and CFOs of the Company to
(i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor's report on management's assessment of its internal control. The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company is not required to comply with Section 404 until the year ending December 31, 2007.

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

         See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk

ITEM 8. Financial Statements and Supplementary Data.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Berkshire Bancorp Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

New York, New York
February 24, 2006

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                December 31,       December 31,
                                                                                    2005               2004
                                                                          --------------------------------------
ASSETS
Cash and due from banks                                                             $   9,825          $   9,511
Interest bearing deposits                                                               4,457                372
Federal funds sold                                                                     13,600              7,500
                                                                                    ---------          ---------
Total cash and cash equivalents                                                        27,882             17,383
Investment Securities:
 Available-for-sale                                                                   599,410            630,968
 Held-to-maturity, fair value of $573
  in 2005 and $633 in 2004                                                                562                624
                                                                                    ---------          ---------
Total investment securities                                                           599,972            631,592
Loans, net of unearned income                                                         309,230            286,979
 Less: allowance for loan losses                                                       (3,266)            (2,927)
                                                                                    ---------          ---------
Net loans                                                                             305,964            284,052
Accrued interest receivable                                                             6,784              6,014
Premises and equipment, net                                                             8,602              8,677
Goodwill, net                                                                          18,549             18,549
Other assets                                                                            9,699              6,382
                                                                                    ---------          ---------
Total assets                                                                        $ 977,452          $ 972,649
                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                               $  50,269          $  42,191
 Interest bearing                                                                     629,991            577,697
                                                                                    ---------          ---------
Total deposits                                                                        680,260            619,888
Securities sold under agreements to repurchase                                         73,044            127,747
Long term borrowings                                                                   83,201             95,605
Subordinated debt                                                                      22,681             15,464
Accrued interest payable                                                                5,731              2,516
Other liabilities                                                                       3,825              3,810
                                                                                    ---------          ---------
Total liabilities                                                                     868,742            865,030
                                                                                    ---------          ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                         --                 --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   December 31, 2005, 6,890,556 shares
   December 31, 2004, 6,748,675 shares                                                    770                770
Additional paid-in capital                                                             90,594             89,543
Retained earnings                                                                      33,504             28,983
Accumulated other comprehensive loss, net                                              (8,415)            (2,602)
 Treasury Stock
 December 31, 2005,   807,729 shares
 December 31, 2004,   949,610 shares                                                   (7,743)            (9,075)
                                                                                    ---------          ---------
Total stockholders' equity                                                            108,710            107,619
                                                                                    ---------          ---------
Total liabilities and stockholders' equity                                          $ 977,452          $ 972,649
                                                                                    =========          =========

        The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)


                                                                     For The Years Ended December 31,
                                                              -----------------------------------------------
                                                                 2005               2004               2003
                                                               --------           --------           ------
INTEREST INCOME
Federal funds sold and interest bearing deposits               $    302           $     63           $     44
Investments securities                                           25,355             21,120             15,321
Loans, including related fees                                    19,399             18,825             19,061
                                                               --------           --------           --------
Total interest income                                            45,056             40,008             34,426
                                                               --------           --------           --------
INTEREST EXPENSE
Deposits                                                         14,191              9,833             10,130
Short-term borrowings                                             3,167              2,422                794
Long-term borrowings                                              5,041              3,661              2,723
                                                               --------           --------           --------
Total interest expense                                           22,399             15,916             13,647
                                                               --------           --------           --------
Net interest income                                              22,657             24,092             20,779
PROVISION FOR LOAN LOSSES                                           180                180                240
                                                               --------           --------           --------
Net interest income after
 provision for loan losses                                       22,477             23,912             20,539
                                                               --------           --------           --------
NON-INTEREST INCOME
Service charges on deposit accounts                                 589                520                640
Investment securities gains                                           4                793              2,746
Other income                                                        613                506                597
                                                               --------           --------           --------
Total non-interest income                                         1,206              1,819              3,983
                                                               --------           --------           --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                    8,002              6,886              5,873
Net occupancy expense                                             1,728              1,538              1,611
Equipment expense                                                   397                357                397
FDIC assessment                                                     272                115                 80
Data processing expense                                             198                157                183
Other                                                             2,542              3,042              3,319
                                                               --------           --------           --------
Total non-interest expense                                       13,139             12,095             11,463
                                                               --------           --------           --------
Income before provision for taxes                                10,544             13,636             13,059
Provision for income taxes                                        5,003              6,134              5,644
                                                               --------           --------           --------
Net income                                                     $  5,541           $  7,502           $  7,415
                                                               ========           ========           ========
Net income per share:
 Basic                                                         $    .81           $   1.12           $   1.12
                                                               ========           ========           ========
 Diluted                                                       $    .80           $   1.10           $   1.10
                                                               ========           ========           ========
Number of shares used to compute net income per share:
Basic                                                             6,805              6,672              6,636
                                                               ========           ========           ========
Diluted                                                           6,939              6,848              6,747
                                                               ========           ========           ========

Dividends per share                                            $    .15           $    .11           $    .09

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For The Years Ended December 31, 2005, 2004 and 2003
                                 (In Thousands)


                                                                   Accumulated
                                     Common   Stock   Additional       other                                              Total
                                               Par      paid-in    comprehensive  Retained   Treasury   Comprehensive  stockholders'
                                     Shares   value     capital     (loss) net    earnings    stock        income         equity
                                     ------   -----     -------     ----------    --------    -----        ------         ------
Balance at January 1, 2003            2,566    $256      $89,890         $1,480   $ 16,145   $(9,246)                      $ 98,525
Net income                                                                           7,415                     7,415          7,415
Acquisition of treasury shares                                                                (1,350)                        (1,350)
Exercise of stock options                                    (24)                                229                            205
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                 (705)                                (705)          (705)
                                                                                                             -------
Comprehensive income                                                                                         $ 6,710
                                                                                                             =======
Cash dividends                                                                        (600)                                    (600)
                                     ------    ----      -------         ------   --------  --------                       --------
Balance at December 31, 2003          2,566     256       89,866            775     22,960   (10,367)                       103,490
Net income                                                                           7,502                     7,502          7,502
Exercise of stock options                                    (90)                              1,361                          1,271
Acquisition of treasury shares                                                                   (69)                           (69)
Effect of reverse one-for-ten
 stock split                         (2,309)   (230)        (233)                                                              (463)
Effect of thirty-for-one
 stock dividend                       7,441     744                                   (744)
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                               (3,377)                              (3,377)        (3,377)
                                                                                                             -------
Comprehensive income                                                                                         $ 4,125
                                                                                                             =======
Cash dividends                                                                        (735)                                    (735)
                                     ------    ----      -------        -------   --------  --------                       --------
Balance at December 31, 2004          7,698     770       89,543         (2,602)    28,983    (9,075)                       107,619
Net income                                                                           5,541                     5,541          5,541
Exercise of stock options                                    354                               1,332                          1,686
Deferred tax benefit from exercise
 of stock options                                            697                                                                697
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                               (5,813)                              (5,813)        (5,813)
                                                                                                             -------
Comprehensive loss                                                                                           $  (272)
                                                                                                             =======
Cash dividends                                                                      (1,020)                                  (1,020)
                                      -----    ----      -------        -------   --------  --------                       --------
Balance at December 31, 2005          7,698    $770      $90,594        $(8,415)  $ 33,504  $ (7,743)                      $108,710
                                               ====      =======        =======   ========  ========                       ========


         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For The Years Ended December 31,
                                                               --------------------------------------------------
                                                                    2005              2004               2003
                                                                    ----              ----               ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     5,541        $     7,502       $     7,415
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Realized gains on investment securities                                  (4)              (793)           (4,151)
Net (accretion) amortization of premiums
 of investment securities                                                (3)             2,282             1,405
Depreciation and amortization                                           650                590               605
Provision for loan losses                                               180                180               240

  CHANGES IN ASSETS AND LIABILITIES:
 (Increase) in accrued interest receivable                             (770)              (716)           (1,192)
 (Increase) in other assets                                          (3,030)            (3,873)             (860)
 Increase (decrease) in accrued interest
  payable and other liabilities                                       3,640                538            (1,054)
                                                                -----------        -----------       -----------

 Net cash provided by operating activities                            6,204              5,710             2,408
                                                                -----------        -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
 Purchases                                                         (378,781)        (1,740,889)       (1,837,653)
 Sales, maturities and calls                                        404,533          1,674,188         1,641,186
Investment securities held to maturity
 Purchases                                                               --                 91                --
 Maturities                                                              62                 --               118
Net (increase) decrease in loans                                    (22,092)             7,931           (19,221)
Acquisition of premises and equipment                                  (575)              (602)             (294)
                                                                -----------        -----------       -----------

Net cash provided by (used in)
 investing activities                                                 3,147            (59,281)         (215,864)
                                                                -----------        -----------       -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in thousands)

                                                                        For The Years Ended December 31,
                                                               --------------------------------------------------
                                                                    2005              2004               2003
                                                                    ----              ----               ----
  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest
 bearing deposits                                                     8,078              3,769             7,102
Net increase in interest bearing deposits                            52,294             11,864           123,335
(Decrease) increase in securities sold
 under agreements to repurchase                                     (54,703)            13,356            67,718
Proceeds from long term debt                                         20,000             37,164            20,046
Repayment of long term debt                                         (32,404)           (19,304)               --
Proceeds from issuance of
 subordinated debentures, net                                         7,217             14,791                --
Acquisition of treasury stock                                            --                (69)           (1,350)
Proceeds from exercise of common
 stock options                                                        1,686              1,271               205
Cash paid for fractional shares                                          --               (463)               --
Dividends paid                                                       (1,020)              (735)             (600)
                                                                -----------        -----------       -----------
Net cash provided by financing activities                             1,148             61,644           216,456
                                                                -----------        -----------       -----------
  Net increase in cash and
   cash equivalents                                                  10,499              8,073             3,000
  Cash and cash equivalents at
   beginning of year                                            $    17,383        $     9,310       $     6,310
                                                                -----------        -----------       -----------
  Cash and cash equivalents at
   end of year                                                  $    27,882        $    17,383       $     9,310
                                                                ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash used to pay interest                                     $    19,184        $    15,608       $    14,787
  Cash used to pay income taxes,
   net of refunds                                               $     6,716        $     5,960       $     2,015

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004

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

         The Bank was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office and branch is in mid-town Manhattan. The Bank has one other branch in lower Manhattan, four branches in Brooklyn, New York, and four branches in Orange and Sullivan Counties in New York State.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note A - (continued)

         Based on current interpretations of the banking regulators, the 2004 Debentures and 2005 Debentures (collectively, the "Debentures") qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance. The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI and BCTII under the preferred capital securities sold by BCTI and BCTII to investors. FIN46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI and BCTII expected residual returns. Accordingly, BCTI and BCTII are not included in the consolidated balance sheet of the Company.

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

Note B - SUMMARY OF ACCOUNTING POLICIES

1.       Basis of Financial Statement Presentation

         The consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and predominant practice within the banking industry, and include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), East 39, LLC and the Bank, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

         The principal estimates that are susceptible to significant change in the near term relates to the allowance for loan losses, goodwill, and deferred tax assets and liabilities. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

         Substantially all outstanding goodwill resulted from the acquisition of The Berkshire Bank and Goshen Savings Bank, depository institutions concentrating in the New York City and Orange and Sullivan County communities, respectively. As the result of the market penetration in these New York areas, the Company had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of these franchises was the acquisition of that role. However, if such benefits, including new business, are not derived or the Company changes its business plan, an impairment may be recognized.

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

         The Company is required to provide disclosures under Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment and, accordingly, one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

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

         The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

         In November 2003, the Emerging Issues Task Force (the "EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF Issue No. 03-1). In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 and in September 2004, the FASB issued a proposed Board-directed FASB Staff Position (an "FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" (FSP EITF 03-1-a). The guidance in FSP EITF 03-1-a is applicable for investments in (a) debt and equity securities that are within the scope of SFAS Nos. 115 and 124, and (b) equity securities that are not subject to the scope of FAS 115 and 124 and not accounted for under the equity method of accounting, "cost-method investments."

         The final FSP, retitled FSP FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," nullifies certain requirements of EITF No. 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 and FAS 124-1 specifically (a) nullifies the requirements of paragraphs 10-18 of EITF No. 03-1,

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

(b) carries forward the requirements of paragraphs 8 and 9 with respect to cost-method-investments and the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples, and (c) references existing other-than- temporary impairment guidance. FSP FAS 115-1 and FAS 124-1 establishes a three-step approach for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

         Application of the guidance in FSP FAS 115-1 and FAS 124-1, applicable to reporting periods beginning after December 15, 2005, is not expected to have a material adverse effect on our consolidated financial statements.

3.       Loans and Allowance for Loan Losses

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem or impaired loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 did not have a significant impact on the financial condition or results of operations of the Company.

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

         The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.

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

6.       Goodwill

         Goodwill resulting from the acquisition of The Berkshire Bank in 1999 and GSB Financial Corporation in 2001 is accounted for under SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company performs such tests annually and did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2005.

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

8.       Net Income Per Share

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average share and per share information in 2003 have been retroactively restated to reflect the stock split and stock dividend discussed in Note A.

9.       Stock Based Compensation

         At December 31, 2005, the Company has one stock-based employee compensation plan, which is more fully described in Note K. The Company accounts for that plan in accordance with SFAS Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to measure compensation expense under Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

         Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                               For The Years Ended December 31,
                                                         --------------------------------------------
                                                            2005            2004           2003
                                                           ------          ------         -----
                                                              (In thousands, except per share amounts)

Net income                               As Reported:     $ 5,541          $ 7,502       $ 7,415
Less: Stock based compensation
costs determined under fair
value methods for all awards                                   --               --            32
                                                          -------          -------       -------
                                         Pro Forma:       $ 5,541          $ 7,502       $ 7,383
                                                          =======          =======       =======

Basic earnings per share                 As Reported:     $   .81          $  1.12       $  1.12
                                         Pro Forma:           .81             1.12          1.11

Diluted earnings per share               As Reported:         .80             1.10          1.10
                                         Pro Forma:           .80             1.10          1.09

         The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. The Company did not grant stock options in 2005, 2004 and 2003.

         In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share- Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005 or our fiscal year 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R). The Company will adopt SFAS 123(R) in the first quarter of fiscal year 2006, the adoption of which is not expected to have an adverse affect on our financial position or results of operations.

10.      Cash Equivalents

         The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

11.      Restrictions on Cash and Due From Banks

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $2,589,000 and $2,763,000 at December 31, 2005 and 2004,
respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note B - (continued)

12.      Comprehensive Income

         The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)


                                                                     Year Ended December 31, 2005
                                                         -----------------------------------------------------
                                                                                  Tax
                                                             Before tax        (expense)         Net of tax
                                                               amount           benefit            Amount
                                                         ------------------ ----------------  ----------------
Unrealized gains (losses) on investment securities:
 Unrealized holding gains (losses)
  arising during period                                           $ (8,834)         $ 3,313          $ (5,521)
  Less reclassification adjustment for
   gains realized in net income                                          4               (1)                3
                                                                  --------          -------          --------
Unrealized (loss) on investment securities                          (8,838)           3,314            (5,524)
Change in minimum pension liability                                   (289)              --              (289)
                                                                  --------          -------          --------
Other comprehensive income (loss), net                            $ (9,127)         $ 3,314          $ (5,813)
                                                                  ========          =======          ========

                                                                     Year Ended December 31, 2004
                                                         -----------------------------------------------------
                                                                                  Tax
                                                             Before tax        (expense)         Net of tax
                                                               amount           benefit            Amount
                                                         ------------------ ----------------  ----------------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                                           $ (4,014)         $ 1,711          $ (2,303)
  Less reclassification adjustment for
   gains realized in net income                                        793             (317)              476
                                                                  --------          -------          --------
Unrealized (loss) on investment securities                          (4,807)           2,028            (2,779)
Change in minimum pension liability                                   (598)              --              (598)
                                                                  --------          -------          --------
Other comprehensive income (loss), net                            $ (5,405)         $ 2,028          $ (3,377)
                                                                  ========          =======          ========

                                                                    Year Ended December 31, 2003
                                                         ---------------------------------------------------
                                                                                Tax
                                                           Before tax        (expense)         Net of tax
                                                             amount           benefit            Amount
                                                         ---------------  ----------------  ----------------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                                        $  1,231          $   (491)        $     740
  Less reclassification adjustment for
   gains realized in net income                                   2,746            (1,097)            1,649
                                                               --------          --------         ---------
Unrealized (loss) on investment securities                       (1,515)              606              (909)
Change in minimum pension liability                                 340              (136)              204
                                                               --------          --------         ---------
Other comprehensive income (loss), net                         $ (1,175)         $    470         $    (705)
                                                               ========          ========         =========

13.      Reclassifications

         Certain amounts in the December 31, 2004 and 2003 financial statements have been reclassified to conform to the current period's presentation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities:


                                                               December 31, 2005
                                    ------------------------------------------------------------------------
                                                            Gross               Gross
                                       Amortized         unrealized          unrealized           Fair
                                         Cost               gains              losses             value
                                    ---------------  -------------------  -----------------  ---------------
                                                                  (In thousands)
Investment securities
U.S. Government Agencies                   $   562              $    11            $    --         $    573

                                           -------              -------            -----           --------

 Totals                                    $   562              $    11            $    --         $    573
                                           =======              =======            =======         ========

                                                               December 31, 2004
                                    ------------------------------------------------------------------------
                                                            Gross               Gross
                                       Amortized         unrealized          unrealized           Fair
                                         Cost               gains              losses             value
                                    ---------------  -------------------  -----------------  ---------------
                                                                  (In thousands)
Investment securities
U.S. Government Agencies                   $   624              $    10            $    (1)        $    633

                                           -------              -------            -------         --------

 Totals                                    $   624              $    10            $    (1)        $    633
                                           =======              =======            =======         ========

         The following is a summary of available-for-sale investment securities:

                                                                    December 31, 2005
                                        -------------------------------------------------------------------------
                                                                 Gross             Gross
                                            Amortized         unrealized        unrealized            Fair
                                              Cost               gains            losses              value
                                        -----------------  ----------------- -----------------  -----------------
                                                                     (In thousands)
Investment securities
U.S. Treasury and Notes                         $ 14,985            $    --          $    (86)          $ 14,899
U.S. Government Agencies                         448,196                 --            (8,551)           439,645
Mortgage-backed securities                        81,681                112            (2,107)            79,686
Corporate notes                                   54,590                352            (2,638)            52,304
Municipal securities                               1,972                334                --              2,306
Marketable equity
 securities and other                             10,351                284               (65)            10,570
                                                --------            -------          --------           --------
 Totals                                         $611,775            $ 1,082          $(13,447)          $599,410
                                                ========            =======          ========           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note C - (continued)

                                                                    December 31, 2004
                                        -------------------------------------------------------------------------
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
                                                ========            =======           =======           ========

         The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 (in thousands):

                                     Less than 12 months               12 months or longer                    Total
                               --------------------------------  ------------------------------- -------------------------------
                                   Fair Value     Unrealized        Fair Value     Unrealized       Fair Value     Unrealized
                                                    Losses                           Losses                          Losses
Description of Securities
U.S. Treasury and Notes                 $     --       $    --          $ 14,898        $    86          $ 14,898      $     86
U.S. Government Agencies                  67,642           525           372,096          8,026           439,738         8,551
Mortgage-backed securities                45,623         1,197            30,790            910            76,413         2,107
Corporate notes                           22,168         2,319             4,775            319            26,943         2,638
Municipal securities                          --            --                --             --                --            --
                                        --------       -------          --------        -------          --------      --------
Subtotal, debt securities                135,433         4,041           422,559          9,341           557,992        13,382
Marketable equity                             --            --                78             65                78            65
                                        --------       -------          --------        -------          --------      --------
securities and other
Total temporarily
 impaired securities                    $135,433       $ 4,041          $422,637        $ 9,406          $558,070      $ 13,447
                                        ========       =======          ========        =======          ========      ========

         The Company had a total of 114 debt securities with a fair market value of $557.99 million which were temporarily impaired at December 31, 2005. The total unrealized loss on these securities was $13.38 million, of which $10.74 million is attributable to increases in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $2.64 million is on 2 corporate notes which are currently reorganizing in U.S. bankruptcy court. We have the ability to hold these securities to maturity, all but 14 of which are US Government and US Government Agency securities, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

         The Company also had 4 equity securities with an aggregated fair market value of $78,000 which were temporarily impaired at December 31, 2005. The total unrealized loss on these securities was $65,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE C - (continued)

         The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2005 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  December 31, 2005
                                  ---------------------------------------------------------------------------------
                                               Available for Sale                        Held to Maturity
                                  --------------------------------------------  -----------------------------------
                                       Amortized                 Fair               Amortized            Fair
                                          Cost                  Value                 Cost              Value
                                  --------------------  ----------------------  -----------------  ----------------
                                                                   (In thousands)
Due in one year or less                    $ 94,635              $   93,885              $    --           $    --
Due after one through
five years                                  242,421                 237,149                   93                93
Due after five through
ten years                                   102,378                  99,450                   32                32
Due after ten years                         160,018                 156,080                  437               448
Marketable equity
securities and other                         12,323                  12,876                   --                --
                                           --------                --------             --------          --------
 Totals                                    $611,775                $599,410             $    562          $    573
                                           ========                ========             ========          ========

         Gross gains realized on the sales of investment securities for the years ended December 31, 2005, 2004 and 2003 were $10,000, $965,000 and $2.91 million, respectively. Gross losses were $6,000, $172,000 and $163,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         As of December 31, 2005 and 2004, securities sold under agreements to repurchase with a book value of approximately $73.04 million and $127.75 million, respectively, were outstanding. The book value of the securities pledged for these repurchase agreements was $77.15 million and $141.04 million, respectively. As of December 31, 2005 and 2004, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE D - LOANS

         Major classifications of loans are as follows:

                                                  December 31,        December 31,
                                                      2005                2004
                                               ------------------- -------------------
                                                            (In thousands)
Commercial and professional loans                      $ 33,370            $ 16,498
Secured by real estate
 1 - 4 family                                           139,931             155,079
 Multi family                                             2,874               4,600
 Non-residential                                        132,142             109,597
Consumer                                                  2,018               1,989
                                                       --------            --------
                                                        310,335             287,763
Deferred loan fees                                       (1,105)               (784)
Allowance for loan losses                                (3,266)             (2,927)
                                                       --------            --------
                                                       $305,964            $284,052
                                                       ========            ========

         Changes in the allowance for loan losses are as follows:

                                                    For The Years Ended December 31,
                                      ------------------------------------------------------------
                                             2005                 2004                2003
                                      -------------------  ------------------- -------------------
                                                             (In thousands)
Balance at beginning                           $ 2,927              $ 2,593             $ 2,315
 of year
Provision charged to                               180                  180                 240
 operations
Loans charged off                                  (26)                 (24)                (17)
Recoveries                                         185                  178                  55
                                               -------              -------             -------
Balance at end of year                         $ 3,266              $ 2,927             $ 2,593
                                               =======              =======             =======

         The Company had $256,000, $343,000 and $109,000 non accrual loans as of December 31, 2005, 2004 and 2003, respectively, and $74,000 and $50,000 of loans delinquent more than ninety days and still accruing interest at December 31, 2005 and 2004, respectively. The Company did not have any impaired loans or loans past due more than 90 days and still accruing interest as of December 31, 2003.

         The Company, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2005, loans to these related parties amounted to $12.3 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties for the year ended December 31, 2005, resulted in new loans of $0 and repayments of approximately $400,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                             Estimated             December 31,           December 31,
                                           useful lives                2005                   2004
                                      -----------------------  ---------------------  ---------------------
                                                                              (In thousands)
Land                                   Indefinite                         $ 3,817                $ 3,817
Buildings                              39 years                             4,059                  4,059
Furniture and equipment                3 to 10 years                        2,890                  2,573
Leasehold improvements                 2 to 10 years                        1,239                    968

                                                                           12,005                 11,417
Accumulated depreciation
and amortization                                                           (3,403)                (2,740)
                                                                          -------                -------
Total                                                                     $ 8,602                $ 8,677
                                                                          =======                =======

         Depreciation and amortization expense was approximately $650,000, $590,000 and $605,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $203.72 million and $109.74 million as of December 31, 2005 and 2004, respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                        December 31, 2005
                                        -----------------
                                         (In thousands)
                  2006                          $ 396,048
                  2007                              4,456
                  2008                              2,067
                  2009                                 12
                  2010                                  2
                                                ---------
                                                $ 402,585
                                                =========

NOTE G - BORROWINGS

         Short-Term Borrowings Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                                          Year Ended December 31,
                                                           -----------------------------------------------------
                                                                 2005               2004              2003
                                                           -----------------  ----------------  ----------------
                                                                          (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                                     $ 73,044           $127,747          $114,391
    Average during the year                                 $108,785           $129,794          $ 57,554
    Maximum month-end balance                               $145,489           $148,753          $114,391
    Weighted average rate during the year                       3.47%              1.87%             1.68%
    Rate at December 31                                         3.59%              2.27%             1.73%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note G - (continued)

         Long-Term Borrowings At December 31, 2005, advances from the Federal Home Loan Bank ("FHLB") totaling $83.2 million will mature within one to five years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 4.01%. Unused lines of credit at the FHLB were $394.0 million at December 31, 2005.

         Outstanding long-term borrowings mature as follows (in thousands):

                   Year               Amount
                  ------            ---------
                  2006              $   4,290
                  2007                 22,256
                  2008                 29,940
                  2009                 12,715
                  2010                 14,000
                                    ---------
                  Total             $  83,201
                                    =========

NOTE H - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:


                                                                  Year Ended December 31, 2005
                                                              (In thousands, except per share data)
                                                   -----------------------------------------------------------
                                                         Income                Shares            Per share
                                                       (numerator)          (denominator)          amount
                                                   -------------------  --------------------- ----------------
Basic earnings per share
 Net income available to
  common stockholders                                         $ 5,541                  6,805            $  .81
Effect of dilutive securities
 Options                                                           --                    134              (.01)
                                                              -------                -------            ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                         $ 5,541                  6,939            $  .80
                                                              =======                =======            ======

                                                                  Year Ended December 31, 2004
                                                              (In thousands, except per share data)
                                                   -----------------------------------------------------------
                                                         Income                Shares            Per share
                                                       (numerator)          (denominator)          amount
                                                   -------------------  --------------------- ----------------
Basic earnings per share
 Net income available to
  common stockholders                                         $ 7,502                  6,672            $ 1.12
Effect of dilutive securities
 Options                                                           --                    176              (.02)
                                                              -------                -------            ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                         $ 7,502                  6,848            $ 1.10
                                                              =======                =======            ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE H - (continued)

                                                          Year Ended December 31, 2003
                                                      (In thousands, except per share data)
                                           -----------------------------------------------------------
                                                 Income                Shares            Per share
                                               (numerator)          (denominator)          amount
                                           -------------------  --------------------- ----------------
Basic earnings per share
 Net income available to
  common stockholders                                 $ 7,415                  6,636            $ 1.12
Effect of dilutive securities
 Options                                                   --                    111              (.02)
                                                      -------                -------            ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                                 $ 7,415                  6,747            $ 1.10
                                                      =======                =======            ======

NOTE I - INCOME TAXES

         The components of income tax expense are as follows:

                                                      Years Ended December 31,
                                          -------------------------------------------------------
                                              2005                 2004                  2003
                                              ----                 ----                  ----
Current                                   $ 4,985,000          $ 6,515,000           $ 5,848,000
Deferred Taxes (Benefit)                       18,000             (381,000)             (204,000)
                                          -----------          -----------           -----------
                                          $ 5,003,000          $ 6,134,000           $ 5,644,000
                                          ===========          ===========           ===========

         A reconciliation of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                                             Years Ended December 31,
                                                  -----------------------------------------------
                                                     2005              2004              2003
                                                     ----              ----              ----
Effective Tax Reconciliation
Tax at statutory rate                             $ 3,585,000        $ 4,636,000      $ 4,439,000
State and City, net of federal
 income tax benefit                                 1,344,000          1,423,000        1,211,000
Tax exempt income                                          --                 --          (76,000)
Other                                                  74,000             75,000           70,000
                                                  -----------        -----------      -----------
Actual provision for
 income taxes                                     $ 5,003,000        $ 6,134,000      $ 5,644,000
                                                  ===========        ===========      ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note I - (continued)

         The tax effect of the principal temporary differences at December 31, 2005 and 2004 are as follows:

                                                                  December 31,
                                                       -----------------------------------
                                                         2005                    2004
                                                         ----                    ----
Net deferred tax assets
 Loan loss provision                                   $1,504,000                1,359,000
 Depreciation                                              39,000                   92,000
 Other                                                    124,000                  234,000
 Unrealized loss on
  investment securities                                 4,841,000                1,528,000
                                                       ----------              -----------
Net deferred tax asset
 included in other assets                              $6,508,000              $ 3,213,000
                                                       ==========              ===========

NOTE J - STOCK PLANS

         In March 1999, the stockholder's of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 223,203 and 365,084 as of December 31, 2005 and 2004, respectively, including 49,703 options and 50,834 options, respectively, as a result of the GSB acquisition. The Company did not grant options in 2005, 2004 and 2003.

A summary of activity with respect to the Stock Option Plan follows:

                                                             December 31,
                             ------------------------------------------------------------------------------
                                       2005                     2004                       2003
                             ------------------------------------------------------------------------------
                                            Weighted                 Weighted                    Weighted
                                             Average                  Average                     Average
                                            Exercise                  Exercise                   Exercise
                               Shares         Price       Shares       Price         Shares       Price
                               ------         -----       ------       -----         ------       -----
Outstanding at
beginning of year              365,084    $    10.65      508,419    $    10.12      532,503    $    10.10
Granted                           --      $     --           --      $     --           --      $     --
Cancelled                       (3,000)   $    12.67       (1,500)   $    10.00         --      $     --
Exercised                     (138,881)   $    12.20     (141,835)   $     8.95      (24,084)   $     8.61
                               -------                    -------                    -------
Outstanding at
end of year                    223,203    $     9.70      365,084    $    10.65      508,419    $    10.12
                               =======                    =======                    =======
Exercisable at
end of year                    223,203    $     9.70      365,084    $    10.65      497,394    $    10.16
                               =======                    =======                    =======
Weighted average
fair value of
options granted
during the year                           $     --                   $     --                   $     --
                                          ==========                 ==========                 ==========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note J - (continued)

         The following table summarizes information about options outstanding and exercisable at December 31, 2005:

                       Options Outstanding and Exercisable
-------------------------------------------------------------------------------

                                       Number             Weighted
                                     outstanding           average        Weighted
                                         at               remaining       average
   Range of                          December 31,         contractual     exercise
exercise prices                         2005            life (years)       price
---------------                        ------           ------------       ------

$ 5.98 -  8.78                          49,703                3.58       $ 8.55
 10.00 - 10.58                         173,500                2.29        10.02
                                      --------
                                       223,203
                                      ========

NOTE K - EMPLOYEE BENEFIT PLANS

1.       Retirement Income Plan

         The Company's Retirement Income Plan (the "Plan") covers substantially all full-time employees. Benefits are based upon a combination of employee compensation and years of service. The Company pays the entire cost of the Plan and funds such costs as they accrue. The Company's funding policy is to make annual contributions within minimum and maximum levels required by applicable regulations. The Company's customary contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost.

         The following table summarizes the major categories of Plan assets as of the dates indicated:

                                                                     December 31,
                                        ----------------------------------------------------------------------
                                                       2005                                2004
                                        ----------------------------------  ----------------------------------
                                           Fair Value        % of Total        Fair Value        % of Total
                                        ----------------  ----------------  ----------------  ----------------
                                                          (In thousands, except percentages
Mutual Funds
 International Equity Fund                      $   128      7.45%                  $   120      6.64%
 Large Cap Equity Growth Fund                       396     23.04                       793     43.94
 International Investment
  Grade Bond Fund                                   507     29.49                       550     30.47
Small Cap Equity Growth Fund                        114      6.63                       118      6.54
Large Cap Equity Value Fund                         397     23.09                        --        --
Corporate Common Stocks(1)                          165      9.60                       216     11.97
Cash and cash equivalents                            12      0.70                         8      0.44
                                                -------    ------                   -------    ------
Total Plan Assets                               $ 1,719    100.00%                  $ 1,805    100.00%

---------------------
(1) Includes 4,500 shares of the Company's Common Stock with a market value of $75,465 and $92,250 at December 31, 2005 and 2004, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note K - (continued)

         The assets of the Plan are primarily invested in well diversified common stock and fixed income funds designed to minimize risk while maximizing expected portfolio returns. To achieve the long term rate of return, Plan assets are invested in a mixture of instruments, including but not limited to, corporate common stock, investment grade bond funds, small and large cap equity funds and international equity funds. The allocation of assets is determined by the Investment Manager, and typically include 50% to 70% equities, with the remainder invested in fixed income and a minimal amount of cash. Presently, this diversified portfolio is expected to return approximately 8.50% in the long run.

         The expected rate of return on Plan assets was determined based upon a review of historical returns, both for our Plan and for medium to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected future long-term returns for each asset class listed in the above table. These expected future returns were then blended based upon our Plan's target asset allocation.

Assumptions

         Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

                                                          December 31,
                                                 -------------------------------
                                                      2005            2004
                                                 --------------- ---------------
Discount rate                                               5.50%           5.75%
Rate of compensation increase                               5.00%           5.00%

         Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005 and 2004 were as follows:

                                                          December 31,
                                                 -------------------------------
                                                      2005            2004
                                                 --------------- ---------------
Discount rate                                               5.75%           6.60%
Rate of compensation increase                               5.00%           5.00%
Expected return on plan assets                              8.50%           8.50%
Measurement date                                        1/1/2005        1/1/2004

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note K - (continued)

         The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan for the years ended December 31, 2005 and 2004:

                                                                                    December 31,
                                                                    ---------------------------------------------
                                                                             2005                   2004
                                                                    ----------------------- ---------------------
Change in benefit obligation
Benefit obligation at beginning of year                                      $ 2,316,075            $1,814,032
Service cost                                                                     304,144               243,916
Interest cost                                                                    134,275               121,005
Actualarial loss                                                                 158,125               281,272
Benefits paid                                                                   (177,442)             (144,150)
                                                                             -----------            ----------
Benefits obligation at end of year                                           $ 2,735,177            $2,316,075
                                                                             ===========            ==========

Change in plan assets
Fair value of plan assets at beginning of year                               $ 1,804,866            $1,815,905
Actual return on plan assets                                                     (20,484)              133,111
Employer contribution                                                            112,350                    --
Benefits paid                                                                   (177,442)             (144,150)
                                                                             -----------            ----------
Fair value of plan assets at end of year                                     $ 1,719,290            $1,804,866
                                                                             ===========            ==========

Reconciliation of funded status
Funded status                                                                $(1,015,887)           $ (511,209)
Unrecognized prior service cost                                                  120,874               139,244
Unrecognized actuarial loss                                                      887,262               597,925
                                                                             -----------            ----------
Net amount recognized at year end                                            $    (7,751)           $  225,960
                                                                             ===========            ==========

Amounts recognized in the statement of financial
 position consist of:
Prepaid benefit cost                                                         $         0            $        0
Accrued benefit liability                                                     (1,015,887)             (511,209)
Intangible asset                                                                 120,874               139,244
Accumulated other comprehensive loss                                             887,262               597,925
                                                                              ----------            ----------
Net amount recognized at year end                                             $   (7,775)           $  225,960
                                                                              ==========            ==========

Additional year-end information for pension plans
with accumulated benefit obligations in excess of
plan assets
Projected benefit obligation                                                  $2,375,177            $2,316,075
Accumulated benefit obligation                                                 2,735,177             2,316,075
Fair value of plan assets                                                      1,719,290             1,804,866
Minimum liability                                                              1,015,887               511,209
Additional liability                                                           1,008,136               737,169

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note K - (continued)

A summary of the components of net periodic pension cost and total pension expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                                                         December 31,
                                               ----------------------------------------------------------------
                                                       2005                 2004                  2003
                                               ------------------------------------------ ---------------------
Service cost-benefits earned
 during the period                                      $ 304,144            $ 243,916             $ 195,162
Interest cost on projected
 benefit obligation                                       134,275              121,005               107,211
Expected return on plan assets                           (150,819)            (150,145)             (123,482)
Net amortization and deferral                              58,461               37,428                43,208
                                                        ---------            ---------             ---------
Net pension cost of defined
 benefit plan                                           $ 346,061            $ 252,204             $ 222,099
                                                        =========            =========             =========

         The following table sets forth the funded status and amounts recognized in the Company's balance sheet for its defined benefit plan at December 31, 2005 and 2004:

                                                                          December 31,
                                                      -----------------------------------------------------
                                                                  2005                       2004
                                                      ---------------------------- ------------------------
Actuarial present value of vested
 accumulated benefit obligations                                    $ 2,735,177              $ 2,316,075
Actuarial present value of
 accumulated benefit obligations                                      2,735,177                2,316,075
                                                                    -----------              -----------
Projected benefit obligations                                       $(2,735,177)             $(2,316,075)
Fair value of plan assets                                             1,719,290                1,804,866
                                                                    -----------              -----------
Excess of projected benefit
 obligation over fair value
 of plan assets                                                      (1,015,887)                (511,209)
Unrecognized prior service cost                                         120,874                  139,244
Unrecognized net loss                                                   887,262                  597,925
                                                                    -----------              -----------
Prepaid pension cost, included
 in other assets                                                    $    (7,751)             $   225,960
                                                                    ===========              ===========



Estimated Future Benefit Payments

         We estimate future benefit payments to be as follows:

                                                          Benefit
               Years                                     Payments
               -----                                     --------
               2006                                    $  140,754
               2007                                       174,725
               2008                                       161,623
               2009                                       265,952
               2010                                       180,886
               Years 2011-2015                          1,474,829

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

Company Contributions

         The Company contributed approximately $112,000 to its Retirement Plan in the fiscal year ended December 31, 2005. During the fiscal year ending December 31, 2006, the Company expects to contribute approximately $332,700 to its Retirement Plan.

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

2.       Postretirement Welfare Plan

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

                                                                               December 31,
                                                                      -------------------------------
                                                                        2005                  2004
                                                                      ---------             ---------
                                                                               (In thousands)
Change in benefit obligation
  Benefit obligation at beginning of year                             $    719              $   715
  Service cost                                                              --                   --
  Interest cost                                                             43                   43
  Actual loss                                                               22                   10
  Benefits paid                                                            (49)                 (49)
                                                                      --------             --------
  Benefits obligation at end of year                                       735                  719
                                                                      --------             --------

Change in plan assets
  Fair value of plan assets
   at beginning of year                                                     --                   --
  Actual return on plan assets                                              --                   --
  Employer contribution                                                     49                   49
  Benefits paid                                                            (49)                 (49)
                                                                      --------             --------
  Fair value of plan assets
   at end of year                                                           --                   --
                                                                      --------             --------

  Funded status                                                           (735)                (719)
  Unrecognized net actuarial loss                                           47                   25
                                                                      --------             --------
  Accrued benefit cost (included in
   other liabilities)                                                 $    688             $    694
                                                                      ========             ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE K - (continued)

Net benefit cost included the following components:

                                                              Year Ended December 31,
                                                         ------------------------------
                                                            2005                2004
                                                         ---------            ---------
                                                                  (In thousands)
Service cost                                             $     --             $     --
Interest cost on projected
 benefit obligation                                            43                   43
Actual return on plan assets                                   --                   --
                                                         --------             --------
Net periodic benefit cost                                $     43             $     43
                                                         ========             ========

         The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 5.875% and 6.125% in 2005 and 2004, respectively.

3.       401(k) Plans

         The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $107,000, $89,000 and $76,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

4.       Deferred Compensation Arrangements

         GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2005 and 2004, the balance accumulated under these arrangements was approximately $241,000 and $241,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

NOTE L - COMMITMENTS AND CONTINGENCIES

1.       Leases and Other Commitments

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2008 through 2015. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

                  Year Ending                        (In thousands)
                  December 31,
                  ---------------------
                  2006                                    $   850
                  2007                                        869
                  2008                                        653
                  2009                                        581
                  2010                                        403
                  Thereafter                                  800
                                                          -------
                                                          $ 4,156
                                                          =======

         Rental expense was approximately $1,208,000, $964,000 and $699,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Included in rental expense was approximately $359,000, $298,000 and $270,000 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively, which was paid to a company affiliated with a director of the Company.

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are outlined below.

         For cash and cash equivalents, the recorded book values of $27.88 million and $17.38 million at December 31, 2005 and 2004, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                                      December 31,
                                         -----------------------------------------------------------------------
                                                       2005                                 2004
                                         --------------------------------   ------------------------------------
                                            Carrying         Estimated          Carrying           Estimated
                                             amount         fair value           amount            fair value
                                         --------------   ---------------   -----------------   ----------------
                                                                     (In thousands)
Investment securities                          $599,972        $599,983            $631,592           $631,601
Loans, net of unearned income                   309,230         313,065             286,979            291,460
Time Deposits                                   402,585         400,407             274,309            273,397
Repurchase Agreements                            73,044          72,505             127,747            127,442
Long-term Debt                                  105,882         105,753             111,069            112,598

         The net loan portfolio at December 31, 2005 and 2004 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE M - (continued)

         The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $20,000 and $132,000 at December 31, 2005 and 2004, respectively.


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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                             December 31,
                                                               -----------------------------------------
                                                                      2005                  2004
                                                               --------------------  -------------------
                                                                            (In thousands)
Unused lines of credit                                                  $ 16,808             $ 15,859
Commitments to extend credit                                               2,531                   --
Standby letters of credit and financial
 guarantees written                                                        1,155                  750
                                                                        --------             --------
                                                                        $ 20,494             $ 16,609
                                                                        ========             ========
Interest rate caps-notional amount                                      $ 20,000             $ 25,000
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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 varies up to 100%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE N - (continued)

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2005 are $1,155,000 and they expire through 2006. Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

         The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2005, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note O - (continued)

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2005 and 2004 (dollars in thousands):

                                                                                                     To be well
                                                                                                  capitalized under
                                                                                 For capital      prompt corrective
                                                              Actual          adequacy purposes   action provisions
                                                              ------          -----------------   -----------------

                                                         Amount      Ratio     Amount   Ratio       Amount   Ratio
                                                         ------      -----     ------   -----       ------   -----
December 31, 2005
Total Capital (to Risk-Weighted Assets)

  Company                                                124,523     28.6%     34,820   >=8.0%          --    N/A
  Bank                                                    95,193     23.0%     33,116   >=8.0%      34,416   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                121,257     27.9%     17,410   >=4.0%          --    N/A
  Bank                                                    91,927     22.2%     16,558   >=4.0%      20,649    >=6.0%
Tier I Capital (to Average Assets)
  Company                                                121,257     12.2%     39,651   >=4.0%          --    N/A
  Bank                                                    91,927     10.1%     36,495   >=4.0%      46,550    >=5.0%


                                                                                                      To be well
                                                                                                   capitalized under
                                                                                For capital        prompt corrective
                                                              Actual         adequacy purposes     action provisions
                                                              ------         -----------------     -----------------

                                                         Amount      Ratio     Amount   Ratio       Amount    Ratio
                                                         ------      -----     ------   -----       ------    -----

December 31, 2004
Total Capital (to Risk-Weighted Assets)
  Company                                                110,063     30.1%     29,234   >=8.0%          --    N/A
  Bank                                                    82,970     24.1%     27,533   >=8.0%      34,416    >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                                107,136     29.3%     14,617   >=4.0%          --    N/A
  Bank                                                    80,042     23.3%     13,766   >=4.0%      20,649    >=6.0%
Tier I Capital (to Average Assets)
  Company                                                107,136     11.2%     38,250   >=4.0%          --    N/A
  Bank                                                    80,042      8.6%     37,240   >=4.0%      46,550    >=5.0%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                             December 31,
                                                                ---------------------------------------
                                                                       2005                 2004
                                                                ------------------   ------------------
ASSETS

Cash                                                                     $  11,196            $   7,415
Equity investment in subsidiaries                                          109,026              101,004
Investment in securities available for sale                                 11,760                9,022
Loans                                                                           --                6,059
Accrued interest receivable                                                    481                  284
Other assets                                                                 1,547                  892
                                                                         ---------            ---------
Total assets                                                             $ 134,010            $ 124,676
                                                                         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt                                                        $  22,681            $  15,464
Other liabilities                                                            2,619                1,593
                                                                         ---------            ---------
Total liabilities                                                           25,300               17,057
                                                                         ---------            ---------

Stockholders' equity
Common stock                                                                   770                  770
Additional paid-in capital                                                  90,594               89,543
Retained earnings                                                           33,504               28,983
Accumulated other comprehensive
 income, net                                                                (8,415)              (2,602)
Common stock in treasury, at cost                                           (7,743)              (9,075)
                                                                         ---------            ---------
Total stockholders' equity                                                 108,710              107,619
                                                                         ---------            ---------
                                                                         $ 134,010            $ 124,676
                                                                         =========            =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                         CONDENSED STATEMENTS OF INCOME
                                 (In Thousands)



                                                         For The Years Ended December 31,
                                                    ----------------------------------------
                                                      2005             2004           2003
                                                    --------         --------       ------
INCOME
Interest income from the Bank                       $     53         $     71       $    106
Interest income                                        1,622            1,090            795
Gain on sales of                                          10              734          1,131
 investment securities
Other income (loss)                                      217               96            407
                                                    --------         --------       --------
Total income                                           1,902            1,991          2,439

EXPENSES
Salaries and employee benefits                           605              489            442
Interest expense                                       1,268              463             --
Other expenses                                           580            1,058            759
                                                    --------         --------       --------
Total expenses                                         2,453            2,010          1,201
                                                    --------         --------       --------
Income (loss) before income taxes
 and equity in undistributed net
 income of the Bank                                     (551)             (19)         1,238
Equity in undistributed
 net income of the Bank                                6,229            7,668          6,710
                                                    --------         --------       --------
Income before taxes                                    5,678            7,649          7,948
Provision for income taxes                               137              147            533
                                                    --------         --------       --------
Net income                                          $  5,541         $  7,502       $  7,415
                                                    ========         ========       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE P - (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                        For The Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                    2005              2004             2003
                                                                                    ----              ----             ----
  Operating activities:
Net income                                                                         $  5,541         $  7,502          $  7,415
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Gain on sales of investment securities                                                  (10)            (734)           (1,131)
Equity in undistributed net income of the Bank                                       (6,229)          (7,668)           (6,843)
Dividends received from the Bank                                                      1,291              500                --
Increase in other liabilities                                                         1,025              798               294
(Increase) decrease in other assets                                                    (154)              69               151
                                                                                   --------         --------          --------
 Net cash provided by (used in) operating activities                                  1,464              467              (114)
                                                                                   --------         --------          --------

  Investing activities:
Investment securities available for sale
 Purchases                                                                           (4,548)          (9,150)           (5,172)
 Sales                                                                                  140            3,874             9,451
Net decrease in loans                                                                 6,059              185             2,176
Contribution to the Bank                                                             (7,217)         (14,791)               --
                                                                                   --------         --------          --------
Net cash provided by (used in) investing activities                                  (5,566)         (19,882)            6,455
                                                                                   --------         --------          --------

  Financing activities:
Proceeds from exercise of common stock options                                        1,686            1,271               205
Acquisition of treasury stock                                                            --              (69)           (1,350)
Cash paid for fractional shares                                                          --             (463)               --
Issuance of subordinated debentures                                                   7,217           14,791                --
Dividends paid                                                                       (1,020)            (735)             (600)
                                                                                   --------         --------          --------
Net cash provided by (used in) financing activities                                   7,883           14,795            (1,745)
                                                                                   --------         --------          --------

  Net increase (decrease) in cash and cash equivalents                                3,781           (4,620)            4,596
  Cash and cash equivalents at beginning of year                                      7,415           12,035             7,439
                                                                                   --------         --------          --------
  Cash and cash equivalents at end of year                                         $ 11,196         $  7,415          $ 12,035
                                                                                   ========         ========          ========

Supplemental disclosures of cash flow information:
  Cash used to pay interest                                                        $  1,132         $    273          $     --
  Cash used to pay income taxes                                                    $    362         $    419          $    375
Transfer of premises and equipment to
 subsidiary for note receivable                                                    $     --         $     --          $  5,056

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


                                                                                  Three Months Ended
                                                         ---------------------------------------------------------------------
                                                           March 31          June 30          September 30         December 31
                                                          ----------        ----------        ------------         -----------
                          2005
                          ----
Interest income                                           $ 10,967          $ 11,378          $ 11,250             $ 11,461
Interest expense                                            (4,814)           (5,585)           (5,879)              (6,121)
                                                          --------          --------          --------             --------
Net interest income                                          6,153             5,793             5,371                5,340
Provision for loan losses                                      (45)              (45)              (45)                 (45)
Gains (losses) on sales of securities                            6                 3                --                   (5)
Non-interest income                                            263               282               300                  357
Non-interest expenses                                       (3,193)           (3,378)           (3,221)              (3,347)
                                                          --------          --------          --------             --------
Income before taxes                                          3,184             2,655             2,405                2,300
Provision for taxes                                         (1,486)           (1,304)           (1,108)              (1,105)
                                                          --------          --------          --------             --------
Net income                                                $  1,698          $  1,351          $  1,297             $  1,195
                                                          ========          ========          ========             ========

Per share data
  Net income per common share
  Basic                                                   $    .25          $    .20          $    .19             $    .17
                                                          ========          ========          ========             ========
  Diluted                                                 $    .25          $    .20          $    .19             $    .16
                                                          ========          ========          ========             ========

                                                                                 Three Months Ended
                                                        --------------------------------------------------------------------
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

Limitations on the Effectiveness of Controls. The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its "internal control over financial reporting" as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 ("Internal Control") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2005, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

ITEM 9B. Other Information

         Not Applicable

                                                     PART III

ITEM 10.          Directors and Executive Officers of the Registrant.

The following are the current directors and executive officers of the Company:

Name                                Age     Position(s)
----                                ---     --------------------------------------------------
Steven Rosenberg                    57      President, Chief Executive Officer,
                                             Chief Financial Officer and Director
William L. Cohen                    64      Director
Thomas V. Guarino                   52      Director
Moses Marx                          70      Director
Randolph B. Stockwell               59      Director
Moses Krausz                        65      President of The Berkshire Bank
David Lukens                        56      Executive Vice President, Chief Financial Officer
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

         Mr. Lukens has held the position of Senior Vice President and Chief Financial Officer of The Berkshire Bank since December 1999 and Executive Vice President since December 2003. Prior to joining the Bank, Mr. Lukens was Senior Vice President and Chief Financial officer of First Washington State Bank, a New Jersey commercial bank, from 1994 to 1999 and was Vice President and Controller at the Philadelphia, PA branch of Bank Leumi Le-Israel B.M., an international commercial bank, from 1978 to 1994.

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

Corporate Code of Ethics

         We have adopted a Corporate Code of Ethics that applies to the directors, officers and employees, including the senior management: the chief executive officer, chief financial officer, controller and persons performing similar functions, of Berkshire Bancorp Inc. and its subsidiaries. Copies of our Corporate Code of Ethics are available without charge upon written request to the Company, Attention President, at its principal executive office.


ITEM 11.          Executive Compensation

         The following table shows the compensation paid in or with respect to each of the last three fiscal years to the individual who served as the Company's Chief Executive Officer for the fiscal year ended December 31, 2005, and to each of the other executive officers of the Bank who were paid more than $100,000 during the fiscal year ended December 31, 2005.

                                            Summary Compensation Table

                                                        Annual Compensation
                                                   -----------------------------
Name and Principal Position
---------------------------                                                           All Other
                                           Year        Salary          Bonus         Compensation
                                           ----        ------          -----         ------------
Steven Rosenberg                           2005          $191,000       $ 25,000   $     --
 President, Chief Executive                2004          $182,000       $ 10,000   $     --
 Officer and Chief Financial               2003          $175,500       $     --   $     --
 Officer
Moses Krausz                               2005          $402,029       $250,000   $  9,197(1)
 President and Chief Executive             2004          $382,865       $200,000   $ 11,405(1)
 Officer of The Berkshire Bank             2003          $358,864       $175,000   $ 10,405(1)
David Lukens                               2005          $165,000       $ 25,000   $  7,480(2)
 Executive Vice President and              2004          $155,000       $ 25,000   $  7,350(2)
 Chief Financial Officer of                2003          $138,500       $ 25,000   $  5,968(2)
 The Berkshire Bank

---------------------
(1) Consists of contributions by the Company to a 401(k) account of $6,300, $8,000 and $7,000, respectively, in 2005, 2004 and 2003, and income associated with life insurance coverage in excess of $50,000.
(2) Consists of contributions by the Company to a 401(k) account of $5,700, $5,205 and $4,905, respectively, in 2005, 2004 and 2003, and income associated with life insurance coverage in excess of $50,000. Does not include the annual retirement credits of 5% of gross wages under the Company's Retirement Income Plan.

                        Option Grants in Last Fiscal Year

There were no stock option grants during the fiscal year ended December 31, 2005.


          Aggregated Option Exercises and Fiscal Year-End Option Values

         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 2005, and the number of options owned and the value of any in-the-money unexercised options as of December 31, 2005 by each of the individuals named in the Summary Compensation Table.

                                                      Number of
                                                     Unexercised
                       Shares                        Options at
                      Acquired                     Fiscal Year-End           Value of Unexercised
                         on         Value                (#)               In-the-Money Options at
                      Exercise     Realized          Exercisable             Fiscal Year-End ($)
Name                     (#)         ($)           /Unexercisable         Exercisable/Unexercisable
----                    -----       -----          --------------         -------------------------
Steven Rosenberg             -0-           -0-             30,000 / 0                     211,500 / 0
Moses Krausz              90,000       478,625             60,000 / 0                     423,000 / 0
David Lukens              10,000        74,370             20,000 / 0                     138,100 / 0

---------------------
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year end market value of the common stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

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

1999 Stock Incentive Plan

         The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in the corporate structure of the Company). Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2005, options to acquire 557,757 shares of common stock have been granted under this plan, 223,203 options are outstanding and exercisable, and 42,243 options are available for future grants.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plans.

         The following table sets forth certain information as of February 20, 2006 with respect to the beneficial ownership of the Company's Common Stock by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and persons named in the Summary Compensation Table, and (iii) all executive officers and directors as a group.

                                                              Number of              Percent
                                                                Shares              of Class
                                                           ---------------        -------------
William Cohen                                                    7,500 (1)               *
Thomas V. Guarino                                               99,370 (2)               1.4%
Moses Krausz                                                   148,691 (3)               2.1%
David Lukens                                                    20,600 (4)               *
Moses Marx                                                   3,559,693 (5)              51.6%
160 Broadway
New York, NY 10038
Steven Rosenberg                                                62,580 (6)               *
Randolph B. Stockwell                                           24,000 (7)               *
All executive officers and directors
as a group (7 persons)                                       3,922,434 (8)              55.6%

--------------------------------------------------------
* Less than 1%


(1) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Cohen under the Company's 1999 Stock Incentive Plan.
(2) Includes 43,650 shares issuable upon the exercise of options which have been granted to Mr. Guarino under the Company's 1999 Stock Incentive Plan. Includes 7,920 shares held in trust for minor children and 900 shares held by Mr. Guarino's wife.
(3) Includes 60,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under the Company's 1999 Stock Incentive Plan and 2,100 shares owned by Mr. Krausz's spouse.
(4) Includes 20,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under the Company's 1999 Stock Incentive Plan.

(5) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Marx under the Company's 1999 Stock Incentive Plan, 285,000 shares owned by Momar Corporation and 641,163 shares owned by Terumah Foundation. Does not include 37,302.32 shares representing 23.0% of the shares owned by Eva and Esther, L.P., of which Mr. Marx has a 23.0% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.
(6) Includes 30,000 shares issuable upon the exercise of options which have been granted to Mr. Rosenberg under the Company's 1999 Stock Incentive Plan.
(7) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under the Company's 1999 Stock Incentive Plan.
(8) Includes 162,650 shares of Common Stock which are issuable upon the exercise of outstanding options.

Equity Compensation Plans

         The following table details information regarding the Company's existing equity compensation plans as of December 31, 2005.

                                                                                               (c)
                                                                                       Number of securities
                                         (a)                        (b)             remaining available for
                               Number of securities to        Weighted-average        future issuance under
                                be issued upon exercise      exercise price of       equity compensation plans
                              of outstanding options,       outstanding options,      (excluding securities
Plan Category                    warrants and rights        warrants and rights      reflected in column (a)
-------------                    -------------------        -------------------      -----------------------
Equity compensation                             223,203                      $ 9.70                     42,243
plans approved by
security holders
Equity compensation                                  --                       --                            --
plans not approved by
security holders
Total                                           223,203                      $ 9.70                     42,243

ITEM 13.          Certain Relationships and Related Transactions.

         In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. The Company obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $353,000 and $298,000 in fiscal 2005 and 2004, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.


         See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

ITEM 14. Principal Accountant Fees and Services

         The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

                                                                   Fiscal Year Ended        Fiscal Year Ended
                                                                   December 31, 2005        December 31, 2004
                                                               -----------------------   ------------------------
Audit Fees                                                                   $168,581                 $208,167

Audit Related Fees: Professional services                                      26,959                   16,250
rendered for employee benefit plan audits,
accounting assistance in connection with
acquisitions and consultations related to
financial accounting and reporting standards

Tax Fees: Tax consulting, preparation of                                       57,160                   55,070
returns

All Other Fees: Professional services                                              --                    3,400
rendered for corporate support

         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2005 and 2004. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

                                     PART IV


ITEM 15. Exhibits, Financial Statement Schedules.

         (a) Documents filed as part of this Report:

         (1)  Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of December 31, 2005 and 2004

         Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

---------------------
+ Denotes a management compensation plan or arrangement.

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

                                    BERKSHIRE BANCORP INC.



                                    By:   /s/ Steven Rosenberg
                                          ------------------------------------
                                              Steven Rosenberg
                                          President, (Chief Executive Officer)


                                    Date:  February 27, 2006
                                          ------------------------------------


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

         Signature                                   Title                              Date
         ---------                                   -----                              ----

                                                     President, (Chief
                                                     Executive Officer,
                                                     Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer);
/s/ Steven Rosenberg                                 Director                           February 27, 2006
-------------------------
      Steven Rosenberg


/s/ William Cohen                                    Director                           February 27, 2006
-------------------------
      William Cohen


/s/ Thomas V. Guarino                                Director                           February 27, 2006
-------------------------
      Thomas V. Guarino


/s/ Moses Marx                                       Director                           February 27, 2006
-------------------------
      Moses Marx


/s/ Randolph B. Stockwell                            Director                           February 27, 2006
--------------------------
     Randolph B. Stockwell

                          STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as....................  >=