Form 10-Q
period 2006-03-31
BERKSHIRE BANCORP INC /DE/
filed 2006-05-04
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 0-13649

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          94-2563513
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

160 Broadway, New York, New York                                    10038
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of May 2, 2006, there were 6,893,556 outstanding shares of the issuer's Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
          PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Balance Sheets as of
                   March 31, 2006 (unaudited) and
                   December 31, 2005                                    4

                   Consolidated Statements of Income
                   For The Three Months Ended
                   March 31, 2006 and 2005 (unaudited)                  5

                   Consolidated Statement of Stockholders'
                   Equity For The Three Months Ended
                   March 31, 2006 (unaudited)                           6

                   Consolidated Statements of Cash Flows
                   For The Three Months Ended March 31,
                   2006 and 2005 (unaudited)                            7

                   Notes to Consolidated Financial Statements           9

Item 2.            Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                        16

Item 3.            Quantitative and Qualitative Disclosure
                   About Market Risk                                    25

Item 4.            Controls and Procedures                              32

          PART II            OTHER INFORMATION

Item 6.            Exhibits                                             32

Signature                                                               33

Index of Exhibits                                                       34

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                        March 31,   December 31,
                                                           2006         2005
                                                        ------------------------
ASSETS
Cash and due from banks                                 $   6,102   $     9,825
Interest bearing deposits                                   4,149         4,457
Federal funds sold                                          4,400        13,600
                                                        ---------   -----------
Total cash and cash equivalents                            14,651        27,882
Investment Securities:
   Available-for-sale                                     591,033       599,410
   Held-to-maturity, fair value of $548
      in 2006 and $573 in 2005                                546           562
                                                        ---------   -----------
Total investment securities                               591,579       599,972
Loans, net of unearned income                             306,917       309,230
   Less: allowance for loan losses                         (3,315)       (3,266)
                                                        ---------   -----------
Net loans                                                 303,602       305,964
Accrued interest receivable                                 6,210         6,784
Premises and equipment, net                                 8,899         8,602
Goodwill, net                                              18,549        18,549
Other assets                                                8,938         9,699
                                                        ---------   -----------
Total assets                                            $ 952,428   $   977,452
                                                        =========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                 $  45,129   $    50,269
   Interest bearing                                       639,198       629,991
                                                        ---------   -----------
Total deposits                                            684,327       680,260
Securities sold under agreements to repurchase             50,841        73,044
Long term borrowings                                       75,121        83,201
Subordinated debt                                          22,681        22,681
Accrued interest payable                                    6,411         5,731
Other liabilities                                           3,780         3,825
                                                        ---------   -----------
Total liabilities                                         843,161       868,742
                                                        ---------   -----------
Stockholders' equity
   Preferred stock - $.10 Par value:                           --            --
      2,000,000 shares authorized - none issued
   Common stock - $.10 par value
      Authorized -- 10,000,000 shares
      Issued -- 7,698,285 shares
      Outstanding --
        March 31, 2006, 6,893,556 shares
        December 31, 2005, 6,890,556 shares                   770           770
Additional paid-in capital                                 90,595        90,594
Retained earnings                                          35,000        33,504
Accumulated other comprehensive loss, net                  (9,384)       (8,415)
   Treasury Stock
   March 31, 2006, 804,729 shares
   December 31, 2005, 807,729 shares                       (7,714)       (7,743)
                                                        ---------   -----------
Total stockholders' equity                                109,267       108,710
                                                        ---------   -----------
                                                        $ 952,428   $   977,452
                                                        =========   ===========

         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                                 For The
                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2006         2005
                                                        ---------   -----------
INTEREST INCOME
Loans                                                   $   5,504   $     4,694
Investment securities                                       6,255         6,179
Federal funds sold and
   interest bearing deposits                                   76            94
                                                        ---------   -----------
Total interest income                                      11,835        10,967
                                                        ---------   -----------
INTEREST EXPENSE
Deposits                                                    4,855         2,891
Short-term borrowings                                         541           765
Long-term borrowings                                        1,211         1,158
                                                        ---------   -----------
Total interest expense                                      6,607         4,814
                                                        ---------   -----------
Net interest income                                         5,228         6,153
PROVISION FOR LOAN LOSSES                                      45            45
                                                        ---------   -----------
Net interest income after
   provision for loan losses                                5,183         6,108
                                                        ---------   -----------
NON-INTEREST INCOME
Service charges on deposit accounts                           140           133
Investment securities gains                                   741             6
Other income                                                  172           130
                                                        ---------   -----------
Total non-interest income                                   1,053           269
                                                        ---------   -----------
NON-INTEREST EXPENSE
Salaries and employee benefits                              2,107         1,955
Net occupancy expense                                         475           381
Equipment expense                                              96            99
FDIC assessment                                                21            69
Data processing expense                                        90            44
Other                                                         624           645
                                                        ---------   -----------
Total non-interest expense                                  3,413         3,193
                                                        ---------   -----------
Income before provision for taxes                           2,823         3,184
Provision for income taxes                                  1,327         1,486
                                                        ---------   -----------
Net income                                              $   1,496   $     1,698
                                                        =========   ===========
Net income per share:
   Basic                                                $     .22   $       .25
                                                        =========   ===========
   Diluted                                              $     .21   $       .25
                                                        =========   ===========
Number of shares used to compute
   net income per share:

   Basic                                                    6,891         6,754
                                                        =========   ===========
   Diluted                                                  6,983         6,929
                                                        =========   ===========

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For The Three Months Ended March 31, 2006 and 2005
                                 (In Thousands)

                                                                  Accumulated
                                                                     other
                                            Stock   Additional   comprehensive                                             Total
                                   Common    Par      paid-in        (loss)      Retained   Treasury   Comprehensive   stockholders'
                                   Shares   value     capital         net        earnings     stock       income          equity
                                   ------   -----   ----------   -------------   --------   --------   -------------   ------------
Balance at January 1, 2006          7,698   $ 770   $   90,594   $      (8,415)  $ 33,504   $ (7,743)                  $    108,710
Net income                                                                          1,496                      1,496          1,496
Exercise of stock options                                    1                                    29                             30
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                              (969)                                 (969)          (969)
                                                                                                       -------------
Comprehensive income                                                                                   $         527
                                                                                                       =============

                                   ------   -----   ----------   -------------   --------   --------                   ------------
Balance at March 31, 2006           7,698   $ 770   $   90,595   $      (9,384)  $ 35,000   $ (7,714)                  $    109,267
(Unaudited)                        ======   =====   ==========   =============   ========   ========                   ============

Balance at January 1, 2005          7,698   $ 770   $   89,543   $      (2,602)  $ 28,983   $ (9,075)                  $    107,619
Net income                                                                          1,698                      1,698          1,698
Exercise of stock options                                  426                                    77                            503
Other comprehensive (loss) net
   of reclassification adjustment
   and taxes                                                            (4,846)                               (4,846)        (4,846)
                                                                                                       -------------
Comprehensive income                                                                                   $       3,148
                                                                                                       =============

                                   ------   -----   ----------   -------------   --------   --------                   ------------
Balance at March 31, 2005           7,698   $ 770   $   89,969   $      (7,448)  $ 30,681   $ (8,998)                  $    104,974
(Unaudited)                        ======   =====   ==========   =============   ========   ========                   ============

         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     For The Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         2006           2005
                                                     ------------    ----------
     Cash flows from operating activities:
Net income                                           $      1,496    $    1,698
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
Realized gains on investment securities                      (741)           (6)
Net amortization of premiums of
   investment securities                                       35            40
Depreciation and amortization                                 176           156
Provision for loan losses                                      45            45
Decrease (increase) in accrued interest receivable            574           (73)
Decrease (increase) in other assets                           761        (2,350)
Increase in accrued interest payable
   and other liabilities                                      635           365
                                                     ------------    ----------

Net cash provided by (used in) operating activities         2,981          (125)
                                                     ------------    ----------

     Cash flows from investing activities:
Investment securities available for sale
   Purchases                                             (137,757)     (191,294)
   Sales, maturities and calls                            145,825       142,161
Investment securities held to maturity
   Maturities                                                  62            17
Net decrease in loans                                       2,317         2,257
Acquisition of premises and equipment                        (473)         (140)
                                                     ------------    ----------

Net cash provided by (used in) investing activities         9,974       (46,999)
                                                     ------------    ----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                     For The Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                         2006           2005
                                                     ------------    ----------
     Cash flows from financing activities:
Net (decrease) increase in non interest bearing
   deposits                                                (5,140)          882
Net increase in interest bearing deposits                   9,207        28,695
(Decrease) increase in securities sold under
   agreements to repurchase                               (22,203)        8,501
Proceeds from long term debt                                   --        15,000
Repayment of long term debt                                (8,080)       (6,708)
Proceeds from exercise of common stock options                 30            93
                                                     ------------    ----------

Net cash (used in) provided by financing activities       (26,186)       46,463
                                                     ------------    ----------
     Net (decrease) in cash and cash equivalents          (13,231)         (661)
     Cash and cash equivalents - beginning of
       period                                              27,882        17,383
                                                     ------------    ----------

     Cash and cash equivalents - end of period       $     14,651    $   16,722
                                                     ============    ==========

Supplemental disclosures of cash flow information:
     Cash used to pay interest                       $      5,927    $    4,434
     Cash used to pay taxes, net of refunds          $        775    $    1,507

        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 2006 and 2005

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

      We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2006 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K.

NOTE 2. Trust Preferred Securities.

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

                                                          For The Three Months Ended
                                ---------------------------------------------------------------------------
                                           March 31, 2006                         March 31, 2005
                                ------------------------------------   ------------------------------------
                                                                Per                                    Per
                                   Income        Shares        share      Income         Shares       share
                                (numerator)   (denominator)   amount   (numerator)   (denominator)   amount
                                -----------   -------------   ------   -----------   -------------   ------
                                                       (In thousands, except per share data)
Basic earnings per share

   Net income available to
     common stockholders        $     1,496           6,891   $  .22   $     1,698           6,754   $  .25

Effect of dilutive securities
   Options                               30              92     (.01)           --             175      .--
                                -----------   -------------   ------   -----------   -------------   ------
Diluted earnings per share

   Net income available to
     common stockholders plus
     assumed conversions        $     1,466           6,983   $  .21   $     1,698           6,929   $  .25
                                ===========   =============   ======   ===========   =============   ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. Investment Securities

      The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2006 and December 31, 2005:

                                                 March 31, 2006
                                ------------------------------------------------
                                               Gross        Gross
                                Amortized   unrealized   unrealized      Fair
                                   Cost        gains       losses       value
                                ---------   ----------   ----------   ---------
                                                 (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies        $     546   $        2   $       --   $     548
                                ---------   ----------   ----------   ---------
   Totals                       $     546   $        2   $       --   $     548
                                =========   ==========   ==========   =========

                                               December 31, 2005
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized   unrealized   unrealized      Fair
                                   Cost        gains       losses       value
                                ---------   ----------   ----------   ---------
                                                 (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies        $     562   $       11   $       --   $     573
                                ---------   ----------   ----------   ---------
   Totals                       $     562   $       11   $       --   $     573
                                =========   ==========   ==========   =========

                                                 March 31, 2006
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized   unrealized   unrealized      Fair
                                   Cost        gains       losses       value
                                ---------   ----------   ----------   ---------
                                                 (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes         $   5,000   $       --   $      (11)  $   4,989
U.S. Government Agencies          455,770           --      (10,044)    445,726
Mortgage-backed securities         80,777           25       (2,661)     78,141
Corporate notes                    45,492           89       (2,168)     43,413
Municipal Securities                1,973          571           --       2,544
Marketable equity
   securities and other            15,962          319          (61)     16,220
                                ---------   ----------   ----------   ---------
   Totals                       $ 604,974   $    1,004   $  (14,945)  $ 591,033
                                =========   ==========   ==========   =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. - (continued)

                                               December 31, 2005
                                -----------------------------------------------
                                               Gross        Gross
                                Amortized   unrealized   unrealized      Fair
                                   Cost        gains       losses       value
                                ---------   ----------   ----------   ---------
                                                 (In thousands)
Available-For-Sale
Investment securities
U.S. Treasury and Notes         $  14,985   $       --   $      (86)  $  14,899
U.S. Government Agencies          448,196           --       (8,551)    439,645
Mortgage-backed securities         81,681          112       (2,107)     79,686
Corporate Notes                    54,590          352       (2,638)     52,304
Municipal securities                1,972          334           --       2,306
Marketable equity
   securities and other            10,351          284          (65)     10,570
                                ---------   ----------   ----------   ---------
   Totals                       $ 611,775   $    1,082   $  (13,447)  $ 599,410
                                =========   ==========   ==========   =========

      In November 2003, the Emerging Issues Task Force (the "EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF Issue No. 03-1). In March 2004, the EITF reached a consensus on EITF Issue No. 03-1 and in September 2004, the FASB issued a proposed Board-directed FASB Staff Position (an "FSP"), FSP EITF 03-1-a "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1" (FSP EITF 03-1-a). The guidance in FSP EITF 03-1-a is applicable for investments in (a) debt and equity securities that are within the scope of SFAS Nos. 115 and 124, and (b) equity securities that are not subject to the scope of FAS 115 and 124 and not accounted for under the equity method of accounting, "cost-method investments."

      The final FSP, retitled FSP FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," nullifies certain requirements of EITF No. 03-1 and supersedes EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 and FAS 124-1 specifically (a) nullifies the requirements of paragraphs 10-18 of EITF No. 03-1, (b) carries forward the requirements of paragraphs 8 and 9 with respect to cost-method-investments and the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples, and (c) references existing other-than-temporary impairment guidance. FSP FAS 115-1 and FAS 124-1 establishes a three-step approach for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Application of the guidance in FSP FAS 115-1 and FAS 124-1 is applicable to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 and FAS 124-1 in the first quarter of fiscal year 2006, the adoption of which did not have an impact on its operating results and financial condition.

      The Company has investments in debt and equity securities that have unrealized losses or may otherwise be impaired, but an other than temporary impairment has not been recognized in its financial statements. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 5. Loan Portfolio

      The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                      March 31, 2006    December 31, 2005
                                    -----------------   -----------------
                                                 % of                % of
                                      Amount    Total     Amount    Total
                                    ---------   -----   ---------   -----
                                            (Dollars in thousands)
Commercial and professional loans   $  34,772    11.3%  $  33,370    10.8%
Secured by real estate
   1-4 family                         143,839    46.7     139,931    45.1
   Multi family                         2,769     0.9       2,874     0.9
   Non-residential (commercial)       125,398    40.7     132,142    42.6
Consumer                                1,101     0.4       2,018     0.6

                                    ---------   -----   ---------   -----
Total loans                           307,879   100.0%    310,335   100.0%
                                                =====               =====
Deferred loan fees                       (962)             (1,105)
Allowance for loan losses              (3,315)             (3,266)
                                    ---------           ---------
Loans, net                          $ 303,602           $ 305,964
                                    =========           =========

NOTE 6. Deposits

      The following table summarizes the composition of the average balances of major deposit categories:

                                       March 31, 2006      December 31, 2005
                                    -------------------   -------------------
                                     Average    Average    Average    Average
                                      Amount     Yield      Amount     Yield
                                    ---------   -------   ---------   -------
                                              (Dollars in thousands)

Demand deposits                     $  46,422        --   $  44,739        --
NOW and money market                   40,253      0.62%     42,756      0.56%
Savings deposits                      174,422      2.48     221,374      1.99
Time deposits                         412,963      3.59     338,834      2.82
                                    ---------   -------   ---------   -------
Total deposits                      $ 674,060      2.89%  $ 647,703      2.19%
                                    =========   =======   =========   =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 7. Comprehensive Income (Loss)

      The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                    For The Three Months Ended
                            -------------------------------------------------------------------------
                                       March 31, 2006                        March 31, 2005
                            -----------------------------------   -----------------------------------
                                            Tax                                   Tax
                            Before tax   (expense)   Net of tax   Before tax   (expense)   Net of tax
                              amount      benefit      Amount       amount      benefit      amount
                            ----------   ---------   ----------   ----------   ---------   ----------
                                                          (In thousands)
Unrealized (losses)
   gains on investment
   securities:

   Unrealized holding
     gains (losses) arising
     during period          $     (835)  $     311   $     (524)  $   (7,627)  $   2,785   $   (4,842)

   Less reclassification
     adjustment for gains
     realized in net income        741        (296)         445            6          (2)           4
                            ----------   ---------   ----------   ----------   ---------   ----------
Other comprehensive
   (loss) income, net       $   (1,576)  $     607   $     (969)  $   (7,633)  $   2,787   $   (4,846)
                            ==========   =========   ==========   ==========   =========   ==========

NOTE 8. Accounting For Stock Based Compensation

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

      The Company adopted SFAS 123(R) in the first quarter of fiscal year 2006, the adoption of which did not have an impact on its operating results and financial condition.

      At March 31, 2006, the Company has one stock-based employee compensation plan. Prior to the adoption of SFAS 123(R), the Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during the quarter ended March 31, 2006 or during the fiscal year ended December 31, 2005. We have no plans to grant significant stock options, if any, in 2006. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

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

                                                                 For The
                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2006        2005
                                                           ---------   --------
Service cost                                               $  82,000   $ 66,000
Interest cost                                                 37,000     28,000
Expected return on plan assets                               (38,000)   (34,000)
Amortization and Deferral:
   Transition amount                                              --         --
   Prior service cost                                          5,000      4,593
   (Gain)/loss                                                14,000      6,407
Net periodic pension cost                                    100,000     71,000

      During the fiscal year ending December 31, 2006, we expect to contribute approximately $333,000 to the Plan. We did not make any contributions, required or otherwise, to the Plan in the three months ended March 31, 2006 and 2005.

Internal Control Over Financial Reporting

      The current objective of the Bank's Internal Control Program is to allow management to comply with FDICIA requirements and with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). Section 302 of the Act requires the CEO and CFO of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to report on internal control over financial reporting. Presently, the SEC requires the Company to first comply with Section 404 by the year ending December 31, 2007.

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

      With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2005, the Company completed its annual testing, which determined that no impairment write-offs were necessary.

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

                                                        For The Three Months Ended March 31,
                                     --------------------------------------------------------------------------
                                                     2006                                   2005
                                     -----------------------------------   ------------------------------------
                                                  Interest                                Interest
                                      Average        and        Average      Average        and        Average
                                      Balance     Dividends   Yield/Rate     Balance     Dividends   Yield/Rate
                                     ---------   ----------   ----------   -----------   ---------   ----------
                                                               (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                            $ 310,007   $    5,504         7.10%  $   288,288   $   4,694         6.51%
Investment securities                  594,526        6,255         4.21       671,946       6,179         3.68
Other (2)(5)                             8,496           76         3.53        16,683          94         2.25
                                     ---------   ----------   ----------   -----------   ---------   ----------
Total interest-earning assets          913,029       11,835         5.18       976,917      10,967         4.49
                                                              ----------                             ----------
Noninterest-earning assets              46,352                                  42,516
                                     ---------                             -----------
Total Assets                         $ 959,381                             $ 1,019,433
                                     =========                             ===========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits              214,675        1,143         2.13%      321,695       1,337         1.66%
Time deposits                          412,963        3,711         3.59       296,497       1,554         2.10
Other borrowings                       164,405        1,753         4.27       240,470       1,923         3.20
                                     ---------   ----------   ----------   -----------   ---------   ----------
Total interest-bearing
   liabilities                         792,043        6,607         3.34       858,662       4,814         2.24
                                                 ----------   ----------                 ---------   ----------

Demand deposits                         46,422                                  43,708
Noninterest-bearing liabilities         11,728                                   6,656
Stockholders' equity (5)               109,188                                 110,407
                                     ---------                             -----------

Total liabilities and
   stockholders' equity              $ 959,381                             $ 1,019,433
                                     =========                             ===========

Net interest income                                   5,228                                  6,153
                                                 ==========                              =========

Interest-rate spread (3)                                            1.84%                                  2.25%
                                                              ==========                             ==========

Net interest margin (4)                                             2.29%                                  2.52%
                                                              ==========                             ==========
Ratio of average interest-
   earning assets to average
   interest bearing liabilities           1.15                                    1.14
                                     =========                             ===========

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has ten branch locations, six branches in New York City and four branches in Orange and Sullivan counties New York. An eleventh branch in northern New Jersey is scheduled to open in the Spring of 2006.

Net Income. Net income for the three-month period ended March 31, 2006 was $1.50 million, or $.21 per share, as compared to $1.70 million, or $.25 per share, for the three-month period ended March 31, 2005.

      The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board during 2004, 2005 and 2006 have moved the prime rate to its present level of 7.75%.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

      For the quarter ended March 31, 2006, net interest income decreased by $925,000 to $5.23 million from $6.15 million for the quarter ended March 31, 2005. The quarter over quarter decrease in net interest income was the result of the 110 basis point increase in the average rates paid on the average amounts of interest-bearing liabilities to 3.34% in the 2006 quarter from 2.24% in the 2005 quarter. The decrease was partially offset by the 69 basis point increase in the average yields earned on the average amounts of interest-earning assets to 5.18% in 2006 from 4.49% in 2005. The difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, or the Company's interest-rate spread, declined by 41 basis points to 1.84% in the 2006 quarter from 2.25% in the 2005 quarter.

      If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2005 have been replaced with securities carrying somewhat higher yields and, by design, shorter maturities to partially hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 23 basis points to 2.29% in the first quarter of fiscal 2006 from 2.52% in the first quarter of fiscal 2005. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.18% and 4.49% during the quarters ended March 31, 2006 and 2005, respectively.

      The average amount of loans in our portfolio increased by $21.72 million to $310.01 million in the quarter ended March 31, 2006 from $288.29 million in the quarter ended March 31, 2005. The average yield on the loan portfolio increased to 7.10% in the 2006 quarter from 6.51% in the 2005 quarter. The principal amount of new loans originated, loans sold and principal repayments on existing loans during the first quarter of 2006 was $8.48 million, $2.66 million and $8.27 million, respectively.

      The average amount of investment securities decreased by $77.42 million, to $594.53 million in the three months ended March 31, 2006 from $671.95 million in the three months ended March 31, 2005. The average yield on investment securities improved by 53 basis points, to 4.21% in 2006 from 3.68% in 2005 and will likely continue to increase in a rising interest rate environment.

Interest Income. Total interest income for the quarter ended March 31, 2006 increased by $868,000 to $11.84 million from $10.97 million for the quarter ended March 31, 2005. The increase in total interest income was primarily due to the increase in the average yields earned on interest-earning assets, partially offset by the overall decrease in the average amount of such assets. Loans contributed $5.50 million of interest income in 2006, an increase of $810,000 from the $4.69 million of interest income contributed in 2005. Investment securities contributed $6.26 million of interest income in the first quarter of 2006, an increase of $76,000 from the $6.18 million of interest income earned on investment securities in the first quarter of 2005.

                        ---------------------------------------
                              Three Months Ended March 31,
                        ---------------------------------------
                               2006                 2005
                        ------------------   ------------------
                         Interest     % of   Interest    % of
                          Income     Total    Income     Total
                          (In thousands, except percentages)
Loans                   $   5,504    46.51%  $  4,694    42.81%
Investment Securities       6,255    52.86      6,179    56.35
Other                          76     0.63         94     0.84
                        ---------   ------   --------   ------
Total Interest Income   $  11,835   100.00%  $ 10,967   100.00%

      Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, increased to 33.95% of our total average interest-earning assets during the three months ended March 31, 2006 from 29.51% of total average interest-earning assets during the three months ended March 31, 2005. Investment securities declined to 65.12% from 68.78% of total average interest-earning assets during 2006 and 2005, respectively.

                                --------------------------------------
                                     Three Months Ended March 31,
                                --------------------------------------
                                       2006                2005
                                -----------------   ------------------
                                Average      % of    Average     % of
                                 Amount     Total    Amount     Total
                                  (In thousands, except percentages)
Loans                           $310,007    33.95%  $288,288    29.51%
Investment Securities            594,526    65.12    671,946    68.78
Other                              8,496     0.93     16,683     1.71
                                --------   ------   --------   ------
Total Interest-Earning Assets   $913,029   100.00%  $976,917   100.00%

Interest Expense. Total interest expense for the quarter ended March 31, 2006 increased by $1.79 million to $6.61 million from $4.81 million for the quarter ended March 31, 2005. The increase in interest expense was due primarily to the increase in the average rates paid on the average amount of interest-bearing liabilities, 3.34% in 2006 compared to 2.24% in 2005, partially offset by the decline in the average amounts of interest-bearing liabilities. As interest rates move higher, interest expense will increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In 2004 and 2005, we sold an aggregate of $22.68 million of floating rate junior subordinated debentures which mature in thirty years and used the net proceeds to augment the Bank's capital to allow for business expansion. The interest expense on these debentures, which is included in other borrowings, was $424,000 and $206,000 during the three months ended March 31, 2006 and 2005, respectively.

                            --------------------------------------
                                 Three Months Ended March 31,
                            --------------------------------------
                                   2006               2005
                            -----------------   ------------------
                            Interest    % of    Interest     % of
                            Expense     Total    Expense    Total
                              (In thousands, except percentages)
Interest-Bearing Deposits   $  1,143    17.30%  $  1,337    27.77%
Time Deposits                  3,711    56.17      1,554    32.28
Other Borrowings               1,753    26.53      1,923    39.95
                            --------   ------   --------   ------
Total Interest Expense      $  6,607   100.00%  $  4,814   100.00%

                                     --------------------------------------
                                          Three Months Ended March 31,
                                     --------------------------------------
                                            2006               2005
                                     -----------------   ------------------
                                      Average     % of    Average     % of
                                       Amount    Total    Amount     Total
                                       (In thousands, except percentages)
Interest-Bearing Deposits            $214,675    27.10%  $321,695    37.46%
Time Deposits                         412,963    52.14    296,497    34.53
Other Borrowings                      164,405    20.76    240,470    28.01
                                     --------   ------   --------   ------
Total Interest-Bearing Liabilities   $792,043   100.00%  $858,662   100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2006, total non-interest income increased by $784,000, to $1.05 million from $269,000 for the three months ended March 31, 2005. The increase is largely due to the $735,000 increase in gains on the sales of investment securities.

                              ----------------------------------------------
                                       Three Months Ended March 31,
                              ----------------------------------------------
                                       2006                    2005
                              ---------------------   ----------------------
                              Non-Interest     % of   Non-Interest    % of
                                 Income       Total      Income       Total
                                    (In thousands, except percentages)
Service Charges on Deposits   $        140    13.30%  $        133    49.44%
Investment Securities gains            741    70.37              6     2.23
Other                                  172    16.33            130    48.33
                              ------------   ------   ------------   ------
Total Non-Interest Income     $      1,053   100.00%  $        269   100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2006 increased by $220,00 to $3.41 million from $3.19 million for the three months ended March 31, 2005. The largest component of non-interest expense, almost 62% of the total, are salaries and employee benefits which increased by $152,000 to $2.11 million in the 2006 quarter from $1.96 million in the 2005 quarter. The increase is due to the addition of personnel in our internal control and compliance departments.

                                 ----------------------------------------------
                                          Three Months Ended March 31,
                                 ----------------------------------------------
                                          2006                    2005
                                 ---------------------   ----------------------
                                 Non-Interest     % of   Non-Interest     % of
                                   Expense       Total     Expense       Total
                                       (In thousands, except percentages)
Salaries and Employee Benefits   $      2,107    61.72%  $      1,955    61.23%
Net Occupancy Expense                     475    13.94            381    11.93
Equipment Expense                          96     2.81             99     3.10
FDIC Assessment                            21     0.61             69     2.16
Data Processing Expense                    90     2.64             44     1.38
Other                                     624    18.28            645    20.20
                                 ------------   ------   ------------   ------
Total Non-Interest Expense       $      3,413   100.00%  $      3,193   100.00%

Provision for Income Tax. We recorded income tax expense of $1.33 million and $1.49 million for the three-month periods ended March 31, 2006 and 2005, respectively. The tax provisions for federal, state and local taxes represent effective tax rates of 47.01% and 46.67% for the three months ended March 31, 2006 and 2005, respectively.

Common Stock Repurchases

      On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,848,909 shares of its Common Stock. At March 31, 2006, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We have not repurchased shares of the Company's Common Stock during the first quarter of 2006 or in the fiscal year ended December 31, 2005.

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

      As an additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $75.12 million at March 31, 2006, at fixed rates for a period of one to five years.

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

      In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                Berkshire Bancorp Inc.
                                                   Interest Rate Sensitivity Gap at March 31, 2006
                                                        (in thousands, except for percentages)
                                            ------------------------------------------------------------
                                             3 Months     3 Through     1 Through       Over
                                              or Less     12 Months      3 Years      3 Years     Total
                                            ----------   -----------   -----------   ---------   -------
Federal funds sold                               4,400            --            --          --     4,400
                                  (Rate)          4.75%                                             4.75%
Interest bearing deposits in banks               4,149            --            --          --     4,149
                                  (Rate)          3.58%                                             3.58%
Loans (1)(2)
Adjustable rate loans                           50,875         8,977        14,416      23,484    97,752
                                  (Rate)          8.39%         6.11%         7.25%       6.64%     6.47%
Fixed rate loans                                 1,353        11,314        18,528     178,932   210,127
                                  (Rate)          7.60%         7.37%         6.65%       6.47%     6.37%
                                            ----------   -----------   -----------   ---------   -------
Total loans                                     52,228        20,291        32,944     202,416   307,879
Investments (3)(4)                             112,503       139,760       141,249     198,067   591,579
                                  (Rate)          4.13%         3.15%         4.11%       4.93%     3.77%
                                            ----------   -----------   -----------   ---------   -------

Total rate-sensitive assets                    168,880       160,051       174,193     400,483   903,607
                                            ----------   -----------   -----------   ---------   -------

Deposit accounts (5)
Savings and NOW                                195,878            --            --          --   195,878
                                  (Rate)          2.41%                                             2.41%
Money market                                    18,786            --            --          --    18,786
                                  (Rate)          0.80%                                             0.80%
Time Deposits                                  140,055       278,834         5,631          14   424,534
                                  (Rate)          3.28%         4.05%         2.87%       1.74%     2.41%
                                            ----------   -----------   -----------   ---------   -------

Total deposit accounts                         354,719       278,834         5,631       14.00   639,198
Repurchase Agreements                           12,841        30,000         8,000          --    50,841
                                  (Rate)          3.48%         2.86%         4.16%                 2.79%
Other borrowings                                    --         8,513        40,655      48,634    97,802
                                  (Rate)              %         4.04%         3.43%       6.03%     3.96%
                                            ----------   -----------   -----------   ---------   -------

Total rate-sensitive liabilities               367,560       317,347        54,286      48,648   787,841
                                            ----------   -----------   -----------   ---------   -------

Interest rate caps                              20,000            --       (20,000)         --
Gap (repricing differences)                   (218,680)     (157,296)      139,907     351,835   115,766
                                            ==========   ===========   ===========   =========   =======

Cumulative Gap                                (218,681)     (375,976)     (236,069)    115,766
                                            ==========   ===========   ===========   =========
Cumulative Gap to Total Rate
Sensitive Assets                                (24.20)%      (41.61)%      (26.13)%     12.81%
                                            ==========   ===========   ===========   =========

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

      The allowance for loan watch list classified loans addresses those loans maintained on the Company's loan watch list, which are assigned a rating of substandard, doubtful, or loss. Substandard loans are those with a well-defined weakness or a weakness, which jeopardizes the repayment of the debt. A loan may be classified as substandard as a result of impairment of the borrower's financial condition and repayment capacity. Loans for which repayment plans have not been met or collateral equity margins do not protect the Company may also be classified as substandard. Doubtful loans have the characteristics of substandard loans with the added characteristic that collection or liquidation in full, on the basis of presently existing facts and conditions, is highly improbable. Although the possibility of loss is extremely high for doubtful loans, the classification of loss is deferred until pending factors, which might improve the loan, have been determined. Loans rated as doubtful in whole or in part are placed in nonaccrual status. Loans which are classified as loss are considered uncollectible and are charged to the allowance for loan losses. There were no loans classified as loss as of March 31, 2006.

      For the three month periods ended March 31, 2006 and 2005, we recovered loans totaling $5,000 and $50,000, respectively, which amounts were returned to the provision for loan losses. Loan charge-offs were $1,000 in 2006 and zero in 2005.

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

      At March 31, 2006 and 2005, we had a total of $253,000 and $404,000, respectively, of non-accrual loans, and no loans past due more than 90 days and still accruing interest at either date. Based upon management's evaluations of the overall analysis of the Bank's allowance for loan losses, the year over year increase in total loans to $307.88 million from $285.53 million and the economic conditions in our market area, the provision for the three months ended March 31, 2006, including net recoveries which are added back to the provision, increased to $3.32 million from $3.02 million in the year ago period.

      Management believes that the allowance for loan losses and nonperforming loans remains safely within acceptable levels.

      The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                 Three Months Ended
                                                      March 31,
                                                ---------------------
                                                   2006        2005
                                                ---------   ---------

Average loans outstanding                       $ 310,007   $ 288,288
                                                =========   =========
Allowance at beginning of period                    3,266       2,927
Charge-offs:
 Commercial and other loans                             1          --

                                                ---------   ---------
  Total loans charged-off                               1          --
                                                ---------   ---------
Recoveries:
 Commercial and other loans                             5          50

                                                ---------   ---------
  Total loans recovered                                 5          50
                                                ---------   ---------
  Net (charge-offs) recoveries                          4          50
                                                ---------   ---------
Provision for loan losses
 charged to operating expenses                         45          45
                                                ---------   ---------
Allowance at end of period                      $   3,315   $   3,022
                                                ---------   ---------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                        0.00%       0.02%
                                                =========   =========
Allowance as a percent of total loans                1.08%       1.06%
                                                =========   =========
Total loans at end of period                    $ 307,879   $ 285,528
                                                =========   =========

Loan Portfolio.

      The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2006, we had total gross loans of $307.88 million, deferred loan fees of $962,000 and an allowance for loan losses of $3.32 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three-month period ended March 31, 2006, the Bank sold approximately $2.66 million of such loans and recorded in other income a gain of approximately $7,000 on such sales.

      The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                            March 31,    December 31,
                                              2006          2005
                                          ------------   ------------
                                             Amount         Amount
                                          ------------   ------------
                                                 (in thousands)

Commercial and professional loans         $     34,772   $     33,370
Secured by real estate
      1-4 family                               143,839        139,931
      Multi family                               2,769          2,874
      Non-residential (commercial)             125,398        132,142
Consumer                                         1,101          2,018

                                          ------------   ------------
Total loans                                    307,879        310,335
Less:
   Deferred loan fees                             (962)        (1,105)
   Allowance for loan losses                    (3,315)        (3,266)
                                          ------------   ------------
Loans, net                                $    303,602   $    305,964
                                          ============   ============

      It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At March 31, 2006 and 2005, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

      The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2006 and December 31, 2005 (dollars in thousands):

                                                                                       To be well
                                                                                   capitalized under
                                                                 For capital       prompt corrective
                                                 Actual       adequacy purposes    action provisions
                                            ---------------   -----------------    -----------------
                                             Amount   Ratio   Amount     Ratio     Amount     Ratio
                                            -------   -----   ------   --------    ------   --------
March 31, 2006
Total Capital (to Risk-Weighted Assets)
   Company                                  126,099   29.4%   34,290   >or=8.0%        --        N/A
   Bank                                      96,620   23.7%   32,553   >or=8.0%    40,691   >or=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  122,784   28.7%   17,145   >or=4.0%        --        N/A
   Bank                                      93,305   22.9%   16,276   >or=4.0%    24,415    >or=6.0%
Tier I Capital (to Average Assets)
   Company                                  122,784   12.8%   38,375   >or=4.0%        --        N/A
   Bank                                      93,305   10.2%   36,699   >or=4.0%    45,874    >or=5.0%

                                                                                      To be well
                                                                                   capitalized under
                                                                 For capital       prompt corrective
                                                Actual        adequacy purposes    action provisions
                                           ----------------   -----------------    -----------------
                                            Amount    Ratio    Amount    Ratio     Amount     Ratio
                                           --------   -----   -------  --------    ------   --------
December 31, 2005
Total Capital (to Risk-Weighted Assets)
   Company                                 $124,523   28.6%   $34,820  >or=8.0%        --        N/A
   Bank                                      95,193   23.0%    33,116  >or=8.0%    34,416   >or=10.0%
Tier I Capital (to Risk-Weighted Assets)
   Company                                  121,257   27.9%    17,410  >or=4.0%        --        N/A
   Bank                                      91,927   22.2%    16,558  >or=4.0%    20,649    >or=6.0%
Tier I Capital (to Average Assets)
   Company                                  121,257   12.2%    39,651  >or=4.0%        --        N/A
   Bank                                      91,927   10.1%    36,495  >or=4.0%    46,550    >or=5.0%

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

      For the Company, liquidity means having cash available to fund operating expenses and to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At March 31, 2006, the Company, excluding the Bank, had cash and cash equivalents of $11.29 million and investment securities available for sale of $12.62 million.

      The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $21.78 million at March 31, 2006, include commitments to extend credit and stand-by letters of credit.

      At March 31, 2006, the Company had outstanding commitments of approximately $503.78 million; including $425 million of time deposits, $75 million of Federal Home Loan Bank debt, and $4 million of operating leases. These commitments include $428.26 million that mature or renew within one year, $47.74 million that mature or renew after one year and within three years, $27.13 million that mature or renew after three years and within five years and $662,000 that mature or renew after five years.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2006, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

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

                                            BERKSHIRE BANCORP INC.
                                            -----------------------
                                                 (Registrant)

Date: May 2, 2006                      By:  /s/ Steven Rosenberg
                                            -----------------------
                                            Steven Rosenberg
                                            President and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                               Sequential
Number      Description                                              Page Number
-------     -----------                                              -----------
31          Certification of Principal Executive and Financial            35
            Officer pursuant to Section 302 Of The Sarbanes-
            Oxley Act of 2002.

32          Certification of Principal Executive and Financial            36
            Officer pursuant to Section 906 Of The Sarbanes-
            Oxley Act of 2002.