Form 10-Q
period 2006-06-30
BERKSHIRE BANCORP INC /DE/
filed 2006-08-03
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006
                               -------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  0-13649
                         -------


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                           94-2563513
-------------------------------               ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


160 Broadway, New York, New York                     10038
----------------------------------------      --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (212) 791-5362
                                                    ---------------

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2006, there were 6,898,556 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                             Page No.
                                                                             --------
      PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 2006 (unaudited) and
                  December 31, 2005                                              4

                  Consolidated Statements of Income
                  For The Three and Six Months Ended
                  June 30, 2006 and 2005 (unaudited)                             5

                  Consolidated Statements of Stockholders'
                  Equity For The Six Months Ended
                  June 30, 2006 and 2005 (unaudited)                             6

                  Consolidated Statements of Cash Flows
                  For The Six Months Ended
                  June 30, 2006 (unaudited)                                      7

                  Notes to Consolidated Financial Statements                     9

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                  17

Item 3.           Quantitative and Qualitative Disclosure
                  About Market Risk                                              29

Item 4.           Controls and Procedures                                        37

      PART II           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of
                  Security Holders                                               37

Item 5.           Other Information                                              38

Item 6.           Exhibits                                                       38

Signature                                                                        39

Index of Exhibits                                                                40

                                      BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in Thousands)
                                                    (unaudited)

                                                                                    June 30,         December 31,
                                                                                      2006               2005
                                                                          --------------------------------------
ASSETS
Cash and due from banks                                                             $   6,561          $   9,825
Interest bearing deposits                                                               4,053              4,457
Federal funds sold                                                                     11,250             13,600
                                                                                    ---------          ---------
Total cash and cash equivalents                                                        21,864             27,882
Investment Securities:
 Available-for-sale                                                                   555,708            599,410
 Held-to-maturity, fair value of $482
  in 2006 and $573 in 2005                                                                488                562
                                                                                    ---------          ---------
Total investment securities                                                           556,196            599,972
Loans, net of unearned income                                                         315,891            309,230
 Less: allowance for loan losses                                                       (3,360)            (3,266)
                                                                                    ---------          ---------
Net loans                                                                             312,531            305,964
Accrued interest receivable                                                             6,698              6,784
Premises and equipment, net                                                             9,611              8,602
Goodwill, net                                                                          18,549             18,549
Other assets                                                                           11,026              9,699
                                                                                    ---------          ---------
Total assets                                                                        $ 936,475          $ 977,452
                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                               $  57,561          $  50,269
 Interest bearing                                                                     609,893            629,991
                                                                                    ---------          ---------
Total deposits                                                                        667,454            680,260
Securities sold under agreements to repurchase                                         59,880             73,044
Long term borrowings                                                                   66,970             83,201
Subordinated debt                                                                      22,681             22,681
Accrued interest payable                                                                7,598              5,731
Other liabilities                                                                       3,924              3,825
                                                                                    ---------          ---------
Total liabilities                                                                     828,507            868,742
                                                                                    ---------          ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                         --                 --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   June 30, 2006,     6,898,556 shares
   December 31, 2005, 6,890,556 shares                                                    770                770
Additional paid-in capital                                                             90,600             90,594
Retained earnings                                                                      35,371             33,504
Accumulated other comprehensive loss, net                                             (11,107)            (8,415)
 Treasury Stock
 June 30, 2006,       799,729 shares
 December 31, 2005,   807,729 shares                                                   (7,666)            (7,743)
                                                                                    ---------          ---------
Total stockholders' equity                                                            107,968            108,710
                                                                                    ---------          ---------
                                                                                    $ 936,475          $ 977,452
                                                                                    =========          =========



         The accompanying notes are an integral part of these statements

                                        BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands, Except Per Share Data)
                                                      (unaudited)


                                                                 For The                             For The
                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                    ---------------------------------    --------------------------------
                                                       2006            2005                 2006            2005
                                                     --------        --------             --------        ------
INTEREST INCOME
Loans                                                $  5,585        $  4,847             $ 11,089        $  9,541
Investment securities                                   6,150           6,473               12,405          12,652
Federal funds sold and
 interest bearing deposits                                 81              58                  157             152
                                                     --------        --------             --------        --------
Total interest income                                  11,816          11,378               23,651          22,345
                                                     --------        --------             --------        --------
INTEREST EXPENSE
Deposits                                                5,345           3,224               10,200           6,115
Short-term borrowings                                     453           1,008                  994           1,773
Long-term borrowings                                    1,147           1,353                2,358           2,511
                                                     --------        --------             --------        --------
Total interest expense                                  6,945           5,585               13,552          10,399
                                                     --------        --------             --------        --------
Net interest income                                     4,871           5,793               10,099          11,946
PROVISION FOR LOAN LOSSES                                  45              45                   90              90
                                                     --------        --------             --------        --------
Net interest income after
 provision for loan losses                              4,826           5,748               10,009          11,856
                                                     --------        --------             --------        --------
NON-INTEREST INCOME
Service charges on deposits                               146             145                  286             278
Investment securities gains                                 2               3                  743               9
Other income                                              158             137                  330             267
                                                     --------        --------             --------        --------
Total non-interest income                                 306             285                1,359             554
                                                     --------        --------             --------        --------
NON-INTEREST EXPENSE
Salaries and employee benefits                          2,072           2,021                4,179           3,976
Net occupancy expense                                     491             477                  966             858
Equipment expense                                         108              95                  204             194
FDIC assessment                                            22              67                   43             136
Data processing expense                                    91              49                  181              93
Other                                                     594             669                1,218           1,314
                                                     --------        --------             --------        --------
Total non-interest expense                              3,378           3,378                6,791           6,571
                                                     --------        --------             --------        --------
Income before provision for taxes                       1,754           2,655                4,577           5,839
Provision for income taxes                                834           1,304                2,161           2,790
                                                     --------        --------             --------        --------
Net income                                           $    920        $  1,351             $  2,416        $  3,049
                                                     ========        ========             ========        ========
Net income per share:
 Basic                                               $    .13        $    .20             $    .35        $    .45
                                                     ========        ========             ========        ========
 Diluted                                             $    .13        $    .20             $    .35        $    .44
                                                     ========        ========             ========        ========
Number of shares used to compute net income per share:
 Basic                                                  6,895           6,764                6,893           6,759
                                                     ========        ========             ========        ========
 Diluted                                                6,983           6,919                6,983           6,924
                                                     ========        ========             ========        ========




          The accompanying notes are an integral part of these statements.

                                    BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               For The Six Months Ended June 30, 2006 and 2005
                                             (In Thousands)


                                                                Accumulated
                                   Common   Stock   Additional     other                                                Total
                                             Par     paid-in    comprehensive   Retained   Treasury   Comprehensive  stockholders'
                                   Shares   value    capital    (loss), net     earnings     stock    income (loss)      equity
                                   ------   -----   ---------   -------------    --------   -------   -------------    -------
Balance at January 1, 2006         7,698     $770     $90,594      $ (8,415)   $ 33,504    $ (7,743)                   $108,710
Net income                                                                        2,416                     2,416         2,416
Exercise of stock options                                   6                                    77                          83
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                           (2,692)                               (2,692)       (2,692)
                                                                                                          -------
Comprehensive income (loss)                                                                               $  (276)
                                                                                                          =======
Cash dividends                                                                     (549)                                   (549)
                                   ------    ----     -------      --------    --------    --------                    --------
Balance at June 30, 2006            7,698    $770     $90,600      $(11,107)   $ 35,371    $ (7,666)                   $107,968
(Unaudited)                        ======    ====     =======      ========    ========    ========                    ========

Balance at January 1, 2005          7,698    $770     $89,543      $ (2,602)   $ 28,983    $ (9,075)                   $107,619
Net income                                                                        3,049                     3,049         3,049
Exercise of stock options                                 439                                   172                         611
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                           (1,515)                               (1,515)       (1,515)
                                                                                                          -------
Comprehensive income                                                                                      $ 1,534
                                                                                                          =======
Cash dividends                                                                     (471)                                   (471)

Balance at June 30, 2005
(Unaudited)                         7,698    $770     $89,982      $ (4,117)   $ 31,561    $( 8,903)                   $109,293
                                   ======    ====     =======      ========    ========    ========                    ========


             The accompanying notes are an integral part of this statement.

                             BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (unaudited)


                                                                                For The Six Months Ended
                                                                                        June 30,
                                                                                -------------------------
                                                                                  2006               2005
                                                                                 ------             -----
Cash flows from operating activities:
Net income                                                                       $  2,416          $  3,049
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
Realized gains on investment securities                                              (743)               (9)
Net (accretion) amortization of premiums of
 investment securities                                                               (368)               23
Depreciation and amortization                                                         359               306
Provision for loan losses                                                              90                90

Decrease (increase) in accrued interest receivable                                     86              (612)
Increase in other assets                                                           (1,327)             (897)
 Increase in accrued interest payable
  and other liabilities                                                             1,966             9,022
                                                                                 --------          --------
 Net cash provided by operating activities                                          2,479            10,972
                                                                                 --------          --------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                       (187,912)         (264,286)
 Sales, maturities and calls                                                      230,033           236,266
Investment securities held to maturity
 Maturities                                                                            74                33
Net increase in loans                                                              (6,657)           (7,319)
Acquisition of premises and equipment                                              (1,368)             (177)
                                                                                 --------          --------
Net cash provided by (used in) investing activities                                34,170           (35,483)
                                                                                 --------          --------

                             BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                           (unaudited)


                                                                                For The Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  2006               2005
                                                                                 ------             -----
  Cash flows from financing activities:
Net increase in non interest bearing deposits                                     7,292             6,059
Net decrease in interest bearing deposits                                       (20,098)           (9,313)
(Decrease) increase in securities sold under
 agreements to repurchase                                                       (13,164)           10,596
Proceeds from long term debt                                                         --            20,000
Repayment of long term debt                                                     (16,231)          (14,567)
Proceeds from issuance of subordinated debentures                                    --             7,217
Proceeds from exercise of common stock options                                       83               201
Dividends paid                                                                     (549)             (471)
                                                                               --------          --------
Net cash (used in) provided by financing activities                             (42,667)           19,722
                                                                               --------          --------

  Net (decrease) in cash and cash equivalents                                    (6,018)           (4,789)
  Cash and cash equivalents - beginning of period                                27,882            17,383
                                                                               --------          --------
  Cash and cash equivalents - end of period                                    $ 21,864          $ 12,594
                                                                               ========          ========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                                    $ 11,685          $  8,979
  Cash used to pay taxes, net of refunds                                       $  2,825          $  4,267





        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005

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

                                                                    For The Three Months Ended
                                     ----------------------------------------------------------------------------------------
                                                   June 30, 2006                                June 30, 2005
                                     ------------------------------------------  --------------------------------------------
                                                                       Per                                           Per
                                          Income         Shares       share           Income          Shares        share
                                       (numerator)   (denominator)    amount        (numerator)   (denominator)     amount
                                       -----------   -------------    ------        -----------   -------------     ------
                                                              (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                       $    920           6,895     $  .13        $  1,351           6,764        $  .20
Effect of dilutive securities
 Options                                          --              88        .--              --             155           .--
                                            --------         -------     ------        --------         -------        ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                       $    920           6,983     $  .13        $  1,351           6,919        $  .20
                                            ========         =======     ======        ========         =======        ======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3. - (continued)

                                                                     For The Six Months Ended
                                     ----------------------------------------------------------------------------------------
                                                   June 30, 2006                                June 30, 2005
                                     ------------------------------------------  --------------------------------------------
                                                                            Per                                         Per
                                            Income            Shares       share        Income          Shares         share
                                         (numerator)       denominator)    amount    (numerator)     (denominator)     amount
                                         ----------        -----------     ------     ---------       -----------      ------
                                                                (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                       $  2,416           6,893     $  .35        $  3,049            6,759       $  .45
Effect of dilutive securities
 Options                                          --              90        .--              --              165         (.01)
                                            --------         -------     ------        --------          -------       ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                       $  2,416           6,983     $  .35        $  3,049            6,924       $  .44
                                            ========         =======     ======        ========          =======       ======



NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2006 and December 31, 2005:


                                                                       June 30, 2006
                                        ---------------------------------------------------------------------------
                                                                     Gross              Gross
                                               Amortized           unrealized          unrealized             Fair
                                                  Cost               gains               losses               value
                                        -----------------  ----------------- -------------------  -----------------
                                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                         $   488            $    --             $    (6)          $    482
                                                 -------            -------             -------           --------
 Totals                                          $   488            $    --             $    (6)          $    482
                                                 =======            =======             =======           ========




                                                                     December 31, 2005
                                        ---------------------------------------------------------------------------
                                                                     Gross              Gross
                                              Amortized           unrealized          unrealized           Fair
                                                 Cost               gains               losses             value
                                        -----------------  -----------------  ------------------  -----------------
                                                                      (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                         $   562            $    11             $    --           $    573
                                                 -------            -------             -------           --------
 Totals                                          $   562            $    11             $    --           $    573
                                                 =======            =======             =======           ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 4. - (continued)

                                                                       June 30, 2006
                                        ---------------------------------------------------------------------------
                                                                    Gross             Gross
                                               Amortized          unrealized         unrealized              Fair
                                                 Cost               gains              losses                value
                                        -----------------  ----------------- ------------------- ------------------
                                                                      (In thousands)
Available-For-Sale
Investment Securities
U.S. Treasury and Notes                         $     --            $    --            $     --           $     --
U.S. Government Agencies                         424,708                  4             (12,846)           411,866
Mortgage-backed securities                        76,549                  2              (3,368)            73,183
Corporate notes                                   37,494                 96              (1,526)            36,064
Municipal Securities                               1,973                749                  --              2,722
Marketable equity
 securities and other                             31,682                254                 (63)            31,873
                                                --------            -------            --------           --------
 Totals                                         $572,406            $ 1,105            $(17,803)          $555,708
                                                ========            =======            ========           ========


                                                                    December 31, 2005
                                        ---------------------------------------------------------------------------
                                                                    Gross             Gross
                                               Amortized          unrealized         unrealized              Fair
                                                 Cost               gains              losses                value
                                        -----------------  ----------------- ------------------- ------------------
                                                                      (In thousands)
Available-For-Sale
Investment securities
U.S. Treasury and Notes                         $ 14,985            $    --            $    (86)          $ 14,899
U.S. Government Agencies                         448,196                 --              (8,551)           439,645
Mortgage-backed securities                        81,681                112              (2,107)            79,686
Corporate Notes                                   54,590                352              (2,638)            52,304
Municipal securities                               1,972                334                  --              2,306
Marketable equity
 securities and other                             10,351                284                 (65)            10,570
                                                --------            -------            --------           --------
 Totals                                         $611,775            $ 1,082            $(13,447)          $599,410
                                                ========            =======            ========           ========


         Financial Accounting Standards Board ("FASB") Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards ("SFAS") No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 4. - (continued)

equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. Application of the guidance in FSP FAS 115-1 and FAS 124-1 is applicable to reporting periods beginning after December 15, 2005. The company adopted FSP 115-1 and FAS 124-1 in the first quarter of fiscal year 2006, the adoption of which did not have an impact on its operating results and financial condition.

         Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. Our held-to-maturity portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.

         The company has investments in debt and equity securities that have unrealized losses, but an other-than-temporary impairment has not been recognized in its financial statements. Based upon management's review of the available information including the changes in interest rates during the period, current market conditions, applicable industry and company information specific to each investment, the creditworthiness of the issuer, and the Company's ability to hold the investment to maturity. Such unrealized losses are not considered to be other-than-temporary.

NOTE 5. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                        June 30, 2006                    December 31, 2005
                                            -------------------------------------  ------------------------------
                                                                      % of                            % of
                                                        Amount        Total                 Amount    Total
                                                        ------        -----                 ------    -----
                                                                   (Dollars in thousands)

Commercial and professional loans                     $ 38,854         12.3%              $ 33,370     10.8%
Secured by real estate
  1-4 family                                           139,949         44.1                139,931     45.1
  Multi family                                           4,440          1.4                  2,874      0.9
  Non-residential (commercial)                         132,464         41.8                132,142     42.6
Consumer                                                 1,182          0.4                  2,018      0.6
                                                      --------        -----               --------    -----
Total loans                                            316,889        100.0%               310,335    100.0%
                                                                      =====                           =====
Deferred loan fees                                        (998)                             (1,105)
Allowance for loan losses                               (3,360)                             (3,266)
                                                      --------                            --------
Loans, net                                            $312,531                            $305,964
                                                      ========                            ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:

                                          June 30, 2006                  December 31, 2005
                                          =============                  =================
                                         Average     Average              Average    Average
                                          Amount      Yield               Amount      Yield
                                                      (Dollars in thousands)

Demand deposits                         $ 47,767        --               $ 44,739       --
NOW and money market                      39,426      0.62%                42,756     0.56%
Savings deposits                         172,174      2.61                221,374     1.99
Time deposits                            412,285      3.47                338,834     2.82
                                        --------      ----               --------     ----
Total deposits                          $671,652      2.83%              $647,703     2.19%
                                        ========      ====               ========     ====



NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                                   For The Six Months Ended
                              ----------------------------------------------------------------------------------------------------
                                             June 30, 2006                                       June 30, 2005
                              ---------------------------------------------- -----------------------------------------------------
                                                   Tax                                                 Tax
                                 Before tax      (expense)       Net of tax        Before tax        (expense)         Net of tax
                                   amount         benefit          Amount            amount           benefit            amount
                              ------------------------------ --------------- ------------------------------------ ----------------
                                                                        (In thousands)
Unrealized gains (losses)
  on investment securities:

Unrealized holding gains
(losses) arising during
period                             $ (3,590)       $  1,344        $ (2,246)       $  (2,516)         $  1,006         $ (1,510)

Less reclassification
adjustment for gains
realized in net income                  743            (297)            446                9                (4)               5
                                   --------        --------        --------         --------          --------         --------
Other comprehensive
  income, net                      $ (4,333)       $  1,641        $ (2,692)        $ (2,525)         $  1,010         $ (1,515)
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

         At June 30, 2006, the Company has one stock-based employee compensation plan. Prior to the adoption of SFAS 123(R), the Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during the six-month period ended June 30, 2006 or during the fiscal year ended December 31, 2005. We have no plans to grant significant stock options, if any, during the last six months of 2006. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.


NOTE 9. Employee Benefit Plans

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R).


                                                     For The                               For The
                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                         ----------------------------------- ---------------------------------------
                                               2006              2005               2006                2005
                                         ----------------  ----------------- ------------------  -------------------
Service cost                                 $  90,357          $  79,381        $ 172,357            $ 145,381
Interest cost                                   37,531             35,425           74,531               63,425
Expected return on plan assets                 (37,710)           (38,940)         (75,710)             (72,940)
Amortization and Deferral:
 Transition amount                                  --                 --               --                   --
 Prior service cost                              4,457              4,593            9,457                9,186
 (Gain)/loss                                    15,429             11,228           29,429               17,635
Net periodic pension cost                      110,063             91,687          210,063              162,687


         During the fiscal year ending December 31, 2006, we expect to contribute approximately $333,000 to the Plan. We contributed $56,000 in April 2006 and $221,000 in July 2006. We did not make any contributions, required or otherwise, to the Plan in the three and six months ended June 30, 2005.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 10. New Accounting Pronouncements

         On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"): an interpretation of FASB No. 109. FIN No. 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The application of FIN No. 48 is not expected to have an impact on the company's financial condition or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140." This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the company's financial condition or results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on the company's financial condition or results of operations.

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

Critical Accounting Policies, Judgments and Estimates

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

                                                                  For The Three Months Ended June 30,
                                     ---------------------------------------------------------------------------------------------
                                                         2006                                            2005
                                     ---------------------------------------------  ----------------------------------------------
                                                       Interest                                        Interest
                                      Average             and          Average       Average             and           Average
                                      Balance          Dividends      Yield/Rate     Balance          Dividends       Yield/Rate
                                      -------          ---------      ----------     -------          ---------       ----------
                                                                        (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                             $ 312,490       $  5,585              7.15%    $  288,073      $  4,847            6.73%
Investment securities                   569,760          6,150              4.32        666,991         6,473            3.88
Other (2)(5)                              8,237             81              3.93          8,890            58            2.61
                                     --------------  -------------  --------------  --------------- --------------  --------------
Total interest-earning assets           890,487         11,816              5.31        963,954        11,378            4.72
                                                                    --------------                                  --------------
Noninterest-earning assets               46,747                                          45,186
                                     --------------                                 ---------------
Total Assets                            937,234                                       1,009,140
                                     ==============                                 ===============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits               208,559          1,223              2.35%       277,810         1,170            1.68%
Time deposits                           411,614          4,122              4.01        306,881         2,054            2.68
Other borrowings                        146,017          1,600              4.38        262,814         2,361            3.59
                                     --------------  -------------  --------------  --------------- --------------  --------------
Total interest-bearing
 liabilities                            766,190          6,945              3.63        847,505         5,585            2.64
                                                     -------------  --------------                  --------------  --------------

Demand deposits                          49,097                                          47,331
Noninterest-bearing liabilities          12,610                                           9,391
Stockholders' equity (5)                109,337                                         104,913
                                     --------------                                 ---------------

Total liabilities and
 stockholders' equity                   937,234                                       1,009,140
                                     ==============                                 ===============

Net interest income                                      4,871                                          5,793
                                                     =============                                  ==============

Interest-rate spread (3)                                                    1.68%                                        2.08%
                                                                    ==============                                  ==============

Net interest margin (4)                                                     2.19%                                        2.40%
                                                                    ==============                                  ==============

Ratio of average interest-
earning assets to average
interest bearing liabilities               1.16                                            1.14
                                     ==============                                 ===============

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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.


                                                                  For The Six Months Ended June 30,
                                    ---------------------------------------------------------------------------------------------
                                                         2006                                           2005
                                    ---------------------------------------------- ----------------------------------------------
                                                       Interest                                       Interest
                                     Average             and           Average       Average             and           Average
                                     Balance          Dividends       Yield/Rate     Balance          Dividends       Yield/Rate
                                     -------          ---------       ----------     -------          ---------       ----------
                                                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                            $ 311,256       $ 11,089               7.13%   $  288,186      $  9,541            6.62%
Investment securities                  582,073         12,405               4.26       669,449        12,652            3.78
Other (2)(5)                             8,366            157               3.75        12,764           152            2.38
                                    --------------  -------------- --------------- --------------- --------------  --------------
Total interest-earning assets          901,695         23,651               5.25       970,399        22,345            4.61
                                                                   ---------------                                 --------------
Noninterest-earning assets              46,551                                          43,857
                                    --------------                                 ---------------
Total Assets                           948,246                                       1,014,256
                                    ==============                                 ===============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits              211,600          2,367               2.24%      300,686         2,508            1.67%
Time deposits                          412,285          7,833               3.80       301,718         3,607            2.39
Other borrowings                       155,160          3,352               4.32       251,684         4,284            3.40
                                    --------------  -------------- --------------- --------------- --------------  --------------
Total interest-bearing
 liabilities                           779,045         13,552               3.48       854,088        10,399            2.44
                                                    -------------- ---------------                 --------------  --------------

Demand deposits                         47,767                                          45,530
Noninterest-bearing liabilities         11,477                                           6,862
Stockholders' equity (5)               109,957                                         107,776
                                    --------------                                 ---------------

Total liabilities and
 stockholders' equity                  948,246                                       1,014,256
                                    ==============                                 ===============

Net interest income                                    10,099                                         11,946
                                                    ==============                                 ==============

Interest-rate spread (3)                                                    1.77%                                       2.17%
                                                                   ===============                                 ==============

Net interest margin (4)                                                     2.24%                                       2.46%
                                                                   ===============                                 ==============

Ratio of average interest-
earning assets to average
interest bearing liabilities              1.16                                            1.14
                                    ==============                                 ===============

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has eleven branch locations, six branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey which opened in May 2006.

Net Income. Net income for the three-month period ended June 30, 2006 was $920,000, or $.13 per share, as compared to $1.35 million, or $.20 per share, for the three-month period ended June 30, 2005. Net income for the six-month period ended June 30, 2006 was $2.42 million, or $.35 per share, as compared to $3.05 million, or $.44 per share, for the six-month period ended June 30, 2005.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From June 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board during 2004, 2005 and 2006 have moved the prime rate to its present level of 8.25%. The difference between the yield on short-term, 3-month U.S. Treasury Notes, and long-term, 10-year U.S. Treasury Bonds, referred to as the yield curve is at historic lows.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the quarter ended June 30, 2006, net interest income decreased by $922,000 to $4.87 million from $5.79 million for the quarter ended June 30, 2005. The quarter over quarter decrease in net interest income was due to the 99 basis point increase in the average rates paid on the average amount of interest- bearing liabilities to 3.63% in the 2006 quarter from 2.64% in the 2005 quarter. Partially offsetting such rate increase was the 59 basis point increase in the average yields earned on interest-earning assets to 5.31% in the 2006 quarter from 4.72% in the 2005 quarter. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities, narrowed by 40 basis points to 1.68% in the 2006 quarter from 2.08% in the 2005 quarter.

         For the six-month period ended June 30, 2006, net interest income decreased by $1.85 million to $10.10 million from $11.95 million for the six-month period ended June 30, 2005. The period over period decrease in net interest income was due to the 104 basis point increase in the average rates paid on the average amount of interest-bearing liabilities to 3.48% in the 2006 period from 2.44% in the 2005 period. Partially offsetting such rate increase was the 64 basis point increase in the average yields earned on interest-earning assets to 5.25% in the 2006 period from 4.61% in the 2005 period. The interest-rate spread narrowed by 40 basis points to 1.77% in the 2006 period from 2.17% in the 2005 period.

         If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2005 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to partially hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 21 basis points to 2.19% in the second quarter of fiscal 2006 from 2.40% in the second quarter of fiscal 2005, and declined by 21 basis points to 2.24% in the six-month period ended June 30, 2006 from 2.46% in the six-month period ended June 30, 2005. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.31% and 5.25% in the three and six months ended June 30, 2006, respectively, compared to 4.72% and 4.61% in the three and six months ended June 30, 2005, respectively. The increased yield is the result of the rising interest rate environment discussed above which triggers the upward rate adjustment in our portfolio of adjustable rate loans and investment securities.

         For the three months ended June 30, 2006, the average amount of total interest-earning assets decreased by approximately $73.47 million to $890.49 million from $963.95 million for the three months ended June 30, 2005. Loans increased by $24.42 million, investment securities and other interest-earning assets decreased by $97.23 million and $653,000, respectively.

         For the six months ended June 30, 2006, the average amount of total interest-earning assets decreased by approximately $68.70 million to $901.70 million from $970.40 million for the six months ended June 30, 2005. Loans increased by $23.07 million, investment securities and other interest-earning assets decreased by $87.38 million and $4.40 million, respectively.

Interest Income. Total interest income for the quarter ended June 30, 2006 increased by approximately $438,000 to $11.82 million from $11.38 million for the quarter ended June 30, 2005. Total interest income for the six months ended June 30, 2006 increased by approximately $1.31 million to $23.65 million from $22.35 million for the six months ended June 30, 2005. The increase in total interest income was due to higher average yields on interest-earning assets, partially offset by lower average balances, in the 2006 periods compared to the 2005 periods.


                                       -----------------------------------------------------
                                                    Three Months Ended June 30,
                                       -----------------------------------------------------
                                                2006                           2005
                                       ----------------------        -----------------------
                                         Interest     % of              Interest      % of
                                          Income     Total               Income       Total
                                                (In thousands, except percentages)
Loans                                    $ 5,585     47.27%              $ 4,847     42.60%
Investment Securities                      6,150     52.04                 6,473     56.89
Other                                         81      0.69                    58      0.51
                                         -------    ------               -------    ------
Total Interest Income                    $11,816    100.00%              $11,378    100.00%


                                      ----------------------------------------------------------
                                                     Six Months Ended June 30,
                                      ----------------------------------------------------------
                                                2006                           2005
                                      --------------------------   -----------------------------
                                      Interest         % of           Interest          % of
                                       Income          Total           Income          Total
                                                 (In thousands, except percentages)
Loans                                    $11,089     46.89%               $ 9,541     42.70%
Investment Securities                     12,405     52.45                 12,652     56.62
Other                                        157      0.66                    152      0.68
                                         -------    ------                -------    ------
Total Interest Income                    $23,651    100.00%               $22,345    100.00%



         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have increased slightly as a percentage of total average interest-earning assets. During the three and six months ended June 30, 2006, the average amounts of our loan portfolio represented 35.09% and 34.52%, respectively, of total interest-earning assets compared to 29.89% and 29.70%, respectively, for the three and six months ended June 30, 2005. The average amount of investment securities have decreased to 63.99% and 64.55% of interest-earning assets during the three and six months of 2006, respectively, compared to 69.19% and 68.98%, respectively, during the three and six months ended June 30, 2005.

                                               --------------------------------------------------------------
                                                               Three Months Ended June 30,
                                               --------------------------------------------------------------
                                                          2006                              2005
                                               ------------------------------   -----------------------------
                                                  Average      % of                  Average       % of
                                                   Amount      Total                  Amount      Total
                                                           (In thousands, except percentages)
Loans                                             $312,490     35.09%                 $288,073    29.89%
Investment Securities                              569,760     63.99                   666,991    69.19
Other                                                8,237      0.92                     8,890     0.92
                                                  --------    ------                  --------   ------
Total Interest-Earning Assets                     $890,487    100.00%                 $963,954   100.00%



                                               --------------------------------------------------------------
                                                                Six Months Ended June 30,
                                               --------------------------------------------------------------
                                                          2006                              2005
                                               ------------------------------   -----------------------------
                                                  Average      % of                  Average      % of
                                                   Amount      Total                  Amount      Total
                                                           (In thousands, except percentages)
Loans                                             $311,256     34.52%                 $288,186    29.70%
Investment Securities                              582,073     64.55                   669,449    68.98
Other                                                8,366      0.93                    12,764     1.32
                                                  --------    ------                  --------   ------
Total Interest-Earning Assets                     $901,695    100.00%                 $970,399   100.00%

Interest Expense. Total interest expense for the quarter ended June 30, 2006 increased by $1.36 million to $6.95 million from $5.59 million for the quarter ended June 30, 2005. The increase in interest expense was due to the increase in the average rates paid on interest-bearing liabilities, 3.63% and 2.64% in the 2006 and 2005 quarters, respectively, partially offset by the decrease in the average amounts of such liabilities. In 2004 and 2005, we sold $22.68 million of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The interest expense on these Debentures, which is included in other borrowings, was approximately $428,000 and $343,000 during the three months ended June 30, 2006 and 2005, respectively.


                                       ----------------------------------------------------------------
                                                         Three Months Ended June 30,
                                       ----------------------------------------------------------------
                                                     2006                             2005
                                       --------------------------------   -----------------------------
                                             Interest    % of                   Interest     % of
                                              Expense    Total                   Expense     Total
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                    $  1,223    17.61%                 $  1,170     22.44%
Time Deposits                                   4,122    59.35                     2,054     40.54
Other Borrowings                                1,600    23.04                     2,361     37.02
                                             --------   ------                  --------    ------
Total Interest Expense                        $ 6,945   100.00%                 $  5,585    100.00%

         Total interest expense for the six-month period ended June 30, 2006 increased by $3.15 million to $13.55 million from $10.40 million for the six-month period ended June 30, 2005. The increase in interest expense was due primarily to the increase in the average rates paid on interest-bearing liabilities, 3.48% and 2.44% in the 2006 and 2005 periods, respectively, partially offset by the decrease in the average amounts of such liabilities. The interest expense on the Debentures, which is included in other borrowings was, approximately $852,000 and $549,000 during the 2006 and 2005 six-month periods, respectively.

                                       ----------------------------------------------------------------
                                                          Six Months Ended June 30,
                                       ----------------------------------------------------------------
                                                     2006                             2005
                                       --------------------------------   -----------------------------
                                            Interest      % of                 Interest       % of
                                             Expense     Total                  Expense       Total
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                    $  2,367    17.47%                 $  2,508     24.12%
Time Deposits                                   7,833    57.80                     3,607     34.69
Other Borrowings                                3,352    24.73                     4,284     41.19
                                             --------   ------                  --------    ------
Total Interest Expense                       $ 13,552   100.00%                $  10,399    100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2006, non-interest income amounted to $306,000 and $1.40 million, respectively, compared to non-interest income of $285,000 and $554,000 for the three and six months ended June 30, 2005, respectively.

                                       ----------------------------------------------------------------------
                                                            Three Months Ended June 30,
                                       ----------------------------------------------------------------------
                                                      2006                                2005
                                       ----------------------------------   ---------------------------------
                                               Non-Interest   % of                  Non-Interest   % of
                                                  Income      Total                    Income      Total
                                                         (In thousands, except percentages)
Service Charges on Deposits                       $   146     47.72%                   $   145    50.88%
Investment Securities gains                             2      0.65                          3     1.05
Other                                                 158     51.63                        137    48.07
                                                  -------    ------                    -------   ------
Total Non-Interest Income                         $   306    100.00%                   $   285   100.00%



                                       ----------------------------------------------------------------------
                                                             Six Months Ended June 30,
                                       ----------------------------------------------------------------------
                                                      2006                                2005
                                       ----------------------------------   ---------------------------------
                                                Non-Interest  % of                  Non-Interest   % of
                                                   Income     Total                    Income      Total
                                                         (In thousands, except percentages)
Service Charges on Deposits                       $   286     21.04%                   $   278    50.18%
Investment Securities gains                           743     54.68                          9     1.62
Other                                                 330     24.28                        267    48.20
                                                  -------    ------                    -------   ------
Total Non-Interest Income                         $ 1,359    100.00%                   $   554   100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2006 was $3.38 million and $6.79 million, respectively, compared to $3.38 million and $6.57 million for the three and six month-periods ended June 30, 2005, respectively. The increase in the 2006 period is primarily due to the expansion of our business. We have added space and staff to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.


                                           ----------------------------------------------------------------------
                                                                Three Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                          2006                                2005
                                           ----------------------------------   ---------------------------------
                                                  Non-Interest     % of               Non-Interest     % of
                                                     Expense       Total                 Expense       Total
                                                             (In thousands, except percentages)
Salaries and Employee Benefits                        $ 2,072     61.34%                   $ 2,021     59.84%
Net Occupancy Expense                                     491     14.54                        477     14.12
Equipment Expense                                         108      3.20                         95      2.81
FDIC Assessment                                            22      0.65                         67      1.98
Data Processing Expense                                    91      2.69                         49      1.45
Other                                                     594     17.58                        669     19.80
                                                      -------    ------                    -------    ------
Total Non-Interest Expense                            $ 3,378    100.00%                   $ 3,378    100.00%


                                           ----------------------------------------------------------------------
                                                                 Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                          2006                                2005
                                           ----------------------------------   ---------------------------------
                                                  Non-Interest     % of               Non-Interest      % of
                                                     Expense       Total                 Expense       Total
                                                             (In thousands, except percentages)
Salaries and Employee Benefits                        $ 4,179     61.54%                   $ 3,976     60.51%
Net Occupancy Expense                                     966     14.22                        858     13.06
Equipment Expense                                         204      3.00                        194      2.94
FDIC Assessment                                            43      0.63                        136      2.07
Data Processing Expense                                   181      2.67                         93      1.42
Other                                                   1,218     17.94                      1,314     20.00
                                                      -------    ------                    -------    ------
Total Non-Interest Expense                             $6,791    100.00%                   $ 6,571    100.00%


Provision for Income Tax. During the three and six-month periods ended June 30, 2006, the Company recorded income tax expense of $834,000 and $2.16 million, respectively, compared to income tax expense of $1.30 million and $2.79 million, respectively, for the three and six-month periods ended June 30, 2005. The tax provisions for federal, state and local taxes recorded for the first six month of 2006 and 2005 represent effective tax rates of 47.21% and 47.78%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,844,646 shares of its Common Stock. At June 30, 2005, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We have not repurchased shares of the Company's Common Stock during the six months ended June 30, 2006 or in the fiscal year ended December 31, 2005.

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

         As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $66.97 million at June 30, 2006, at fixed rates for a period of one to five years.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

                                                                                 Berkshire Bancorp Inc.
                                                                     Interest Rate Sensitivity Gap at June 30, 2006
                                                                         (in thousands, except for percentages)
                                           ----------------------------------------------------------------------------------------
                                               3 Months         3 Through          1 Through              Over
                                               or Less          12 Months           3 Years             3 Years           Total
                                           ---------------   ---------------    ---------------     ---------------   -------------
Federal funds sold                             11,250               --                  --                  --            11,250
                                  (Rate)         5.19%                                                                      5.19
Interest bearing deposits in banks              4,053               --                  --                  --             4,053
                                  (Rate)         3.98%                                                                      3.98%
Loans (1)(2)
Adjustable rate loans                          62,242            8,144              21,799              27,973        120,158.00
                                  (Rate)         8.77%            6.69%               7.07%               6.67%             7.83%
Fixed rate loans                                6,864           11,513              14,846             163,508           196,731
                                  (Rate)         7.53%            6.76%               6.67%               6.45%             6.52%
                                            ---------        ---------           ---------           ---------        ----------
Total loans                                    69,106           19,657              36,645             191,481           316,889
Investments (3)(4)                            156,044           82,243             122,644             195,265           556,196
                                  (Rate)         3.78%            3.71%               4.09%               4.85%             4.22%
                                            ---------        ---------           ---------           ---------        ----------


Total rate-sensitive assets                   240,453          101,900             159,289             386,746           888,388
                                            ---------        ---------           ---------           ---------        ----------


Deposit accounts (5)
Savings and NOW                               187,294               --                  --                  --           187,294
                                  (Rate)         2.74%                                                                      2.74%
Money market                                   17,352               --                  --                  --            17,352
                                  (Rate)         0.79%                                                                      0.79%
Time Deposits                                 159,224          239,997               6,012                  14           405,247
                                  (Rate)         3.73%            4.38%               2.82%               1.74%             4.10%
                                            ---------        ---------           ---------           ---------        ----------

Total deposit accounts                        363,870          239,997               6,012                  14           609,893
Repurchase Agreements                          34,880           22,000               3,000                  --            59,880
                                  (Rate)         4.79%            2.82%               3.52%                                 4.00%
Other borrowings                                  280           12,082              30,064              47,225            89,651
                                  (Rate)         4.84%            3.94%               3.38%               6.32%             5.01%
                                            ---------        ---------           ---------           ---------        ----------


Total rate-sensitive liabilities              399,030          274,079              39,076              47,239           759,424
                                            ---------        ---------            --------           ---------        ----------


Interest rate caps                             20,000                              (20,000)
Gap (repricing differences)                  (178,577)        (172,179)            140,213             339,507           128,964
                                            =========        =========           =========           =========        ==========



Cumulative Gap                               (178,577)        (350,756)           (210,543)            128,964
                                            =========        =========           =========           =========
Cumulative Gap to Total Rate
Sensitive Assets                               (20.10)%         (39.48)%            (23.70)%             14.52%
                                            =========        =========           =========           =========

-----------------------------

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

Provision for Loan Losses.

         The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, management makes significant estimates and therefore has identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

         The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

         Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company's financial results.

         On a quarterly basis, the management committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

         The Company's primary lending emphasis has been the origination of commercial and residential mortgages and commercial and consumer loans and lines of credit. The bank also originates home equity loans and home equity lines of credit. These activities resulted in a loan concentration in commercial and residential mortgages. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, management believes the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in the New York metropolitan area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Management considers it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.

         The provision for loan losses reflects probable losses resulting from the actual growth and change in composition of our loan portfolio. Management believes the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans and our charge-off experience.

         Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, New State Banking Department, and other regulatory bodies as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

         For the three and six months ended June 30, 2006, we charged-off loans of $0 and $1,000, respectively, and recovered loans of $0 and $5,000, respectively. For the three and six month ended June 30, 2005, we charged-off loans of $25,000 and $25,000, respectively, and recovered loans of $39,000 and $89,000, respectively. All recovered amounts in 2006 and 2005 were returned to the provision for loan loss reserves.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                    ------------------------------- ------------------------------
                                                       2006            2005            2006           2005
                                                       ----            ----            ----           ----
Average loans outstanding                            $312,490       $288,073         $311,256      $288,186
                                                     ========       ========         ========      ========
Allowance at beginning of period                        3,315          3,022            3,266         2,927
Charge-offs:
 Commercial and other loans                                --             25                1            25
 Real estate loans                                         --             --               --            --
                                                     --------       --------         --------      --------
  Total loans charged-off                                  --             25                1            25
                                                     --------       --------         --------      --------
Recoveries:
 Commercial and other loans                                --             39                5            89
 Real estate loans                                         --             --               --            --
                                                     --------       --------         --------      --------
  Total loans recovered                                    --             39                5            89
                                                     --------       --------         --------      --------
  Net recoveries (charge-offs)                             --             14                4            64
                                                     --------       --------         --------      --------
Provision for loan losses
 charged to operating expenses                             45             45               90            90
                                                     --------       --------         --------      --------
Allowance at end of period                              3,360          3,081            3,360         3,081
                                                     --------       --------         --------      --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                            0.00%          0.00%            0.00%         0.02%
                                                     ========       ========         ========      ========
Allowance as a percent of total loans                    1.06%          1.04%            1.06%         1.04%
                                                     ========       ========         ========      ========
Total loans at end of period                         $316,889       $295,216         $316,889      $295,216
                                                     ========       ========         ========      ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2006, we had total gross loans of $316.89 million, deferred loans fees of $998,000 and an allowance for loan losses of $3.36 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and six-month periods ended June 30, 2006, the Bank sold approximately $178,000 and $2.84 million, respectively, of such loans and recorded in other income, gains of $1,000 and $9,000, respectively, on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                                 June 30,             December 31,
                                                                   2006                   2005
                                                               ------------          -------------
                                                                   Amount                 Amount
                                                                   ------                 ------
                                                                        (in thousands)
Commercial and professional loans                                $ 38,854               $ 33,370
Secured by real estate
  1-4 family                                                      139,949                139,931
  Multi family                                                      4,440                  2,874
  Non-residential (commercial)                                    132,464                132,142
Consumer                                                            1,182                  2,018
                                                                 --------               --------
Total loans                                                       316,889                310,335
Less:
 Deferred loan fees                                                  (998)                (1,105)
 Allowance for loan losses                                         (3,360)                (3,266)
                                                                 --------               --------
Loans, net                                                       $312,531               $305,964
                                                                 ========               ========

         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At June 30, 2006 and 2005, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk- based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2006 and December 31, 2005 (dollars in thousands):


                                                                                            To be well
                                                                                        capitalized under
                                                                      For Capital       prompt corrective
                                                    Actual         Adequacy Purposes    action provisions
                                              -----------------   -------------------  --------------------
                                                 Amount   Ratio       Amount    Ratio      Amount     Ratio
                                                 ------   -----       ------    -----      ------     -----
June 30, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                       $126,572   28.4%      $35,669    >=8.0%          --    N/A
  Bank                                            97,461   23.0%       33,905    >=8.0%      42,381   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                        123,212   27.6%       17,834    >=4.0%          --    N/A
  Bank                                            94,102   22.2%       16,953    >=4.0%      25,429    >=6.0%
Tier I Capital (to Average Assets)
  Company                                        123,212   13.0%       37,930    >=4.0%          --    N/A
  Bank                                            94,102   10.5%       35,788    >=4.0%      44,735    >=5.0%


                                                                                           To be well
                                                                                       capitalized under
                                                                     For Capital       prompt corrective
                                                   Actual         Adequacy Purposes    action provisions
                                              -----------------   ------------------  --------------------
                                                Amount   Ratio      Amount   Ratio      Amount     Ratio
                                                ------   -----      ------   -----      ------     -----
December 31, 2005
Total Capital (to Risk-Weighted Assets)
  Company                                       $124,523   28.6%     $34,820    >=8.0%          --    N/A
  Bank                                            95,193   23.0%      33,116    >=8.0%      34,416   >=10
Tier I Capital (to Risk-Weighted Assets)
  Company                                        121,257   27.9%      17,410    >=4.0%          --    N/A
  Bank                                            91,927   22.2%      16,558    >=4.0%      20,649    >=6.0%
Tier I Capital (to Average Assets)
  Company                                        121,257   12.2%      39,651    >=4.0%          --    N/A
  Bank                                            91,927   10.1%      36,495    >=4.0%      46,550    >=5.0%


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

         For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At June 30, 2006, the Company, excluding the Bank, had cash and cash equivalents of approximately $11.50 million and investment securities available for sale of $13.33 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $36.90 million at June 30, 2006, include commitments to extend credit and stand-by letters of credit.

         At June 30, 2006, the Company had outstanding commitments of approximately $476.20 million; including $405 million of time deposits, $67 million of Federal Home Loan Bank debt and $4 million of operating leases. These commitments include $412.44 million that mature or renew within one year, $37.46 million that mature or renew after one year and within three years, $25.72 million that mature or renew after three years and within five years and $585,000 that mature or renew after five years.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2006, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The 2006 Annual Meeting of Stockholders was held on May 17, 2006. Each of the five individuals nominated to serve as directors of the Company was elected by the following votes:


Director                               Shares For                      Shares Withheld
--------                               ----------                      ---------------
William L. Cohen                        6,652,992                              44,065
Thomas V. Guarino                       6,470,440                             226,617
Moses Marx                              6,507,637                             189,420
Steven Rosenberg                        6,508,387                             188,670
Randolph B. Stockwell                   6,646,984                              50,073

         As more fully discussed in the Company's Current Report on Form 8-K dated May 16, 2006, Mr. Guarino will resign as a director of the Company effective August 31, 2006.

Item 5.  Other Information

Amendment No. 2 to Employment Agreement of David Lukens.

         On May 1, 2006, the Bank and David Lukens, the Bank's Executive Vice President and Chief Financial Officer, entered into Amendment No. 2 to the Employment Agreement between the Bank and Mr. Lukens dated January 1, 2001, pursuant to which the term of Mr. Lukens employment with the Bank was extended until June 30, 2008, subject to automatic renewal for up to three additional periods of one year each unless one of the parties otherwise notifies the other between 60 and 90 days prior to the expiration of the then current employment.

Deferred Compensation Plan

         On June 19, 2006, the Board of Directors of the Bank adopted a Deferred Compensation Plan (the "Plan") effective July 1, 2006 pursuant to which key employees of the Bank may defer payment of between 3% and 50% of the compensation that may be earned by them from the Bank or its Affiliates, as defined in the Plan. The Bank may, in its sole discretion, credit additional amounts to the Deferred Compensation Account, as defined in the Plan, of a Participant, as defined in the Plan, from time to time. Following a Participant's termination of employment with the Bank and its Affiliates, the Participant shall receive a distribution of a single sum payment in cash, equal to the value of the Participant's vested Deferred Compensation Account plus a specified Earnings Rate. The Plan provides for earlier distribution in the event of certain specified unforeseeable emergencies, death, disability, and a Change in Control, as defined in the Plan, of the Bank and its Affiliates.

Item 6.  Exhibits

         Exhibit
         Number            Description
         --------          ------------
         10.1              Amendment No. 2, dated May 1, 2006, to Employment
                           Agreement, dated January 1, 2001, by and between
                           The Berkshire Bank and David Lukens. +

         10.2 Deferred Compensation Plan of The Berkshire Bank, dated June 27, 2006. +

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

------------------
+ Denotes a management compensation plan or arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BERKSHIRE BANCORP INC.
                                                          (Registrant)



Date:    July 31, 2006                          By:   /s/ Steven Rosenberg
       ------------------                             -----------------------
                                                      Steven Rosenberg
                                                      President and Chief
                                                      Financial Officer

                                             EXHIBIT INDEX

Exhibit                                                                                 Sequential
Number            Description                                                           Page Number
------            -----------                                                           -----------
10.1              Amendment No. 2, dated May 1, 2006, to                                   41
                  Employment Agreement, dated January 1,
                  2001, by and between The Berkshire
                  Bank and David Lukens.

10.2              Deferred Compensation Plan of The Berkshire                              42
                  Bank, dated June 27, 2006.

31                Certification of Principal Executive                                     50
                  and Financial Officer pursuant to
                  Section 302 Of The Sarbanes-Oxley Act
                  of 2002.

32                Certification of Principal Executive                                     51
                  and Financial Officer pursuant to
                  Section 906 Of The Sarbanes-Oxley Act
                  of 2002.

                            STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as....................  >=