Form 10-Q
period 2006-09-30
BERKSHIRE BANCORP INC /DE/
filed 2006-11-02
CIK 759718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006
                                 ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  0-13649
                         -------

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                    94-2563513
-------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

160 Broadway, New York, New York                              10038
----------------------------------------                ------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 1, 2006, there were 6,898,556 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                            Page No.
                                                                            --------
  PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2006 (unaudited) and
           December 31, 2005                                                   4

           Consolidated Statements of Income
           For The Three and Nine Months Ended
           September 30, 2006 and 2005 (unaudited)                             5

           Consolidated Statements of Stockholders'
           Equity For The Nine Months Ended
           September 30, 2006 and 2005 (unaudited)                             6

           Consolidated Statements of Cash Flows
           For The Nine Months Ended
           September 30, 2006 (unaudited)                                      7

           Notes to Consolidated Financial Statements                          9

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                      19

Item 3.    Quantitative and Qualitative Disclosure
           About Market Risk                                                  31

Item 4.    Controls and Procedures                                            39

  PART II  OTHER INFORMATION

Item 6.    Exhibits                                                           40

Signature                                                                     41

Index of Exhibits                                                             42

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (unaudited)

                                                                                 September 30,       December 31,
                                                                                     2006               2005
                                                                         ----------------------------------------
ASSETS
Cash and due from banks                                                             $   9,366          $   9,825
Interest bearing deposits                                                               4,312              4,457
Federal funds sold                                                                         --             13,600
                                                                                    ---------          ---------
Total cash and cash equivalents                                                        13,678             27,882
Investment Securities:
 Available-for-sale                                                                   508,540            599,410
 Held-to-maturity, fair value of $441
  in 2006 and $573 in 2005                                                                440                562
                                                                                    ---------          ---------
Total investment securities                                                           508,980            599,972
Loans, net of unearned income                                                         353,167            309,230
 Less: allowance for loan losses                                                       (3,373)            (3,266)
                                                                                    ---------          ---------
Net loans                                                                             349,794            305,964
Accrued interest receivable                                                             6,143              6,784
Premises and equipment, net                                                             9,520              8,602
Goodwill, net                                                                          18,549             18,549
Other assets                                                                            8,102              9,699
                                                                                    ---------          ---------
Total assets                                                                        $ 914,766          $ 977,452
                                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                               $  48,553          $  50,269
 Interest bearing                                                                     609,149            629,991
                                                                                    ---------          ---------
Total deposits                                                                        657,702            680,260
Securities sold under agreements to repurchase                                         50,357             73,044
Long term borrowings                                                                   58,748             83,201
Subordinated debt                                                                      22,681             22,681
Accrued interest payable                                                                7,382              5,731
Other liabilities                                                                       4,314              3,825
                                                                                    ---------          ---------
Total liabilities                                                                     801,184            868,742
                                                                                    ---------          ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                         --                 --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   September 30, 2006, 6,898,556 shares
   December 31, 2005,  6,890,556 shares                                                   770                770
Additional paid-in capital                                                             90,600             90,594
Retained earnings                                                                      36,228             33,504
Accumulated other comprehensive loss, net                                              (6,350)            (8,415)
 Treasury Stock
 September 30, 2006,  799,729 shares                                                   (7,666)            (7,743)
 December 31, 2005,   807,729 shares                                                ---------          ---------
                                                                                      113,582            108,710
Total stockholders' equity                                                          ---------          ---------
                                                                                    $ 914,766          $ 977,452
                                                                                    =========          =========


         The accompanying notes are an integral part of these statements

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                   (unaudited)

                                                                 For The                          For The
                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                        ------------------------          -----------------------
                                                          2006           2005               2006          2005
                                                        --------       --------           --------      --------
INTEREST INCOME
Loans                                                   $  6,059       $  4,738           $ 17,148      $ 14,279
Investment securities                                      5,989          6,452             18,393        19,104
Federal funds sold and
 interest bearing deposits                                    93             60                251           212
                                                        --------       --------           --------      --------
Total interest income                                     12,141         11,250             35,792        33,595
                                                        --------       --------           --------      --------
INTEREST EXPENSE
Deposits                                                   5,831          3,730             16,031         9,845
Short-term borrowings                                        583            849              1,577         2,622
Long-term borrowings                                       1,095          1,300              3,453         3,811
                                                        --------       --------           --------      --------
Total interest expense                                     7,509          5,879             21,061        16,278
                                                        --------       --------           --------      --------
Net interest income                                        4,632          5,371             14,731        17,317
PROVISION FOR LOAN LOSSES                                     45             45                135           135
                                                        --------       --------           --------      --------
Net interest income after
 provision for loan losses                                 4,587          5,326             14,596        17,182
                                                        --------       --------           --------      --------
NON-INTEREST INCOME
Service charges on deposits                                  148            158                434           436
Investment securities gains                                   --             --                743             5
Other income                                                 211            142                540           413
                                                        --------       --------           --------      --------
Total non-interest income                                    359            300              1,717           854
                                                        --------       --------           --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits                             2,149          1,996              6,326         5,972
Net occupancy expense                                        489            433              1,455         1,291
Equipment expense                                            112             99                316           293
FDIC assessment                                               22             70                 65           206
Data processing expense                                       90             51                271           144
Other                                                        538            572              1,757         1,886
                                                        --------       --------           --------      --------
Total non-interest expense                                 3,400          3,221             10,190         9,792
                                                        --------       --------           --------      --------
Income before provision for taxes                          1,546          2,405              6,123         8,244
Provision for income taxes                                   689          1,108              2,850         3,898
                                                        --------       --------           --------      --------
Net income                                              $    857       $  1,297           $  3,273      $  4,346
                                                        ========       ========           ========      ========
Net income per share:
 Basic                                                  $    .12       $    .19           $    .47      $    .64
                                                        ========       ========           ========      ========
 Diluted                                                $    .12       $    .19           $    .47      $    .63
                                                        ========       ========           ========      ========
Number of shares used to compute net income per share:
 Basic                                                     6,899          6,817              6,895         6,778
                                                        ========       ========           ========      ========
 Diluted                                                   6,984          6,926              6,983         6,925
                                                        ========       ========           ========      ========


        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For The Nine Months Ended September 30, 2006 and 2005
                                 (In Thousands)
                                   (unaudited)


                                                               Accumulated
                                           Stock  Additional     other                                                   Total
                                  Common    Par    paid-in    comprehensive    Retained   Treasury   Comprehensive    stockholders'
                                  Shares   value   capital     (loss), net     earnings     stock    income (loss)       equity
                                  ------   -----  ---------    ------------    --------   --------  --------------    -----------
Balance at January 1, 2006        7,698    $770    $90,594       $ (8,415)    $ 33,504    $ (7,743)                     $108,710
Net income                                                                       3,273                   3,273             3,273
Exercise of stock options                                6                                      77                            83
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                          2,065                                2,065             2,065
                                                                                                       -------
Comprehensive income (loss)                                                                            $ 5,338
                                                                                                       =======
Cash dividends                                                                    (549)                                     (549)
                                 ------    ----    -------       --------     --------    --------                      --------
Balance at September 30, 2006     7,698    $770    $90,600       $ (6,350)    $ 36,228    $ (7,666)                     $113,582
(Unaudited)                      ======    ====    =======       ========     ========    ========                      ========

Balance at January 1, 2005        7,698    $770    $89,543       $ (2,602)    $ 28,983    $ (9,075)                     $107,619
Net income                                                                       4,346                   4,346             4,346
Exercise of stock options                              741                                   1,178                         1,919
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                         (3,540)                              (3,540)           (3,540)
                                                                                                       -------
Comprehensive income                                                                                   $   806
                                                                                                       =======
Cash dividends                                                                    (471)                                     (471)
                                 ------    ----    -------       --------     --------    --------                      --------
Balance at September 30, 2005     7,698    $770    $90,284       $ (6,142)    $ 32,858    $( 7,897)                     $109,873
(Unaudited)                      ======    ====    =======        =======     ========    ========                      ========


         The accompanying notes are an integral part of this statement.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        For The Nine Months Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                           2006               2005
                                                                                           ----               ----
  Cash flows from operating activities:
Net income                                                                               $   3,273          $  4,346
Adjustments to reconcile net income to net
 cash provided by operating activities:
Realized gains on investment securities                                                       (743)               (5)
Net (accretion) of premiums of investment securities                                          (482)              (10)
Depreciation and amortization                                                                  543               481
Provision for loan losses                                                                      135               135
Decrease (increase) in accrued interest receivable                                             641              (129)
Decrease (increase) in other assets                                                          1,597            (2,258)
Increase in accrued interest payable
 and other liabilities                                                                       2,140             2,888
                                                                                          --------          --------
 Net cash provided by operating activities                                                   7,104             5,448
                                                                                          --------          --------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                                (306,995)         (337,510)
 Sales, maturities and calls                                                               401,155           353,208
Investment securities held to maturity
 Maturities                                                                                    122                46
Net (increase) decrease in loans                                                           (43,965)            5,554
Acquisition of premises and equipment                                                       (1,461)             (502)
                                                                                          --------          --------
Net cash provided by investing activities                                                   48,856            20,796
                                                                                          --------          --------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             For The Nine Months Ended
                                                                                                   September 30,
                                                                                             --------------------------
                                                                                              2006               2005
                                                                                              ----               ----
  Cash flows from financing activities:
Net (decrease) increase in non interest bearing deposits                                    (1,716)             1,878
Net (decrease) increase in interest bearing deposits                                       (20,842)            30,147
(Decrease) in securities sold under agreements
 to repurchase                                                                             (22,687)           (62,457)
Proceeds from long term debt                                                                    --             20,000
Repayment of long term debt                                                                (24,453)           (23,886)
Proceeds from issuance of subordinated debentures                                               --              7,217
Proceeds from exercise of common stock options                                                  83              1,509
Dividends paid                                                                                (549)              (471)
                                                                                          --------           --------
Net cash (used in) financing activities                                                    (70,164)           (26,063)
                                                                                          --------           --------

  Net (decrease) increase in cash and cash equivalents                                     (14,204)               181
  Cash and cash equivalents - beginning of period                                           27,882             17,383
                                                                                          --------           --------
  Cash and cash equivalents - end of period                                               $ 13,678           $ 17,564
                                                                                          ========          ========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                                               $ 19,410           $13,983
  Cash used to pay taxes, net of refunds                                                  $  3,871           $ 5,558




        The accompanying notes are an integral part of these statements.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005

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


                                                                  For The Three Months Ended
                                       ----------------------------------------------------------------------------------
                                                  September 30, 2006                         September 30, 2005
                                       ----------------------------------------   ---------------------------------------
                                                                         Per                                        Per
                                           Income          Shares       share          Income         Shares       share
                                         (numerator)   (denominator)    amount      (numerator)   (denominator)    amount
                                         -----------   -------------    ------      -----------   ------------     ------
                                                                (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                       $ 857          6,899       $.12           $1,297         6,817        $.19
Effect of dilutive securities
 options                                       --             85         --               --           109          --
                                           ------        -------     ------           ------        ------      ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                       $ 857          6,984       $.12           $1,297         6,926        $.19
                                          =======        =======     ======          =======        ======      ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)



                                                                  For The Nine Months Ended
                                       ----------------------------------------------------------------------------------
                                                  September 30, 2006                         September 30, 2005
                                       ----------------------------------------   ---------------------------------------
                                                                         Per                                        Per
                                           Income          Shares       share          Income         Shares       share
                                         (numerator)   (denominator)    amount      (numerator)   (denominator)    amount
                                         -----------   -------------    ------      -----------   ------------     ------
                                                                (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                      $3,273          6,895       $.47           $4,346         6,778        $.64
Effect of dilutive securities
 options                                       --             88         --               --           147        (.01)
                                           ------        -------     ------           ------        ------      ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                      $3,273          6,983       $.47           $4,346         6,925        $.63
                                          =======        =======     ======          =======        ======      ======


NOTE 4. Investment Securities

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2006 and December 31, 2005:


                                                                   September 30, 2006
                                         -----------------------------------------------------------------------
                                                                    Gross               Gross
                                               Amortized          unrealized          unrealized           Fair
                                                 Cost               gains               losses            value
                                           ---------------     ---------------   -----------------   ---------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                          $ 440               $ 2                 $ 1             $ 441

                                                  -----               ---                 ---             -----
 Totals                                           $ 440               $ 2                 $ 1             $ 441
                                                  =====               ===                 ===             =====


                                                                   December 31, 2005
                                           -----------------------------------------------------------------------
                                                                    Gross              Gross
                                               Amortized          unrealized          unrealized           Fair
                                                  Cost              gains               losses            value
                                           ---------------    ----------------   ----------------   ---------------
                                                                     (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                          $ 562              $ 11                $ --             $ 573
                                                  -----              ----                ----             -----
 Totals                                           $ 562              $ 11                $ --             $ 573
                                                  =====              ====                ====             =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 4. - (continued)


                                                                   September 30, 2006
                                         -----------------------------------------------------------------------
                                                                   Gross              Gross
                                              Amortized         unrealized          unrealized         Fair
                                                Cost               gains              losses           value
                                         ---------------      ---------------     ---------------   ------------
                                                                     (In thousands)
Available-For-Sale Investment
Securities
U.S. Treasury and Notes                            $ --              $ --                $ --              $ --
U.S. Government Agencies                        344,074                 8             (6,889)           337,193
Mortgage-backed securities                       71,570                54             (2,181)            69,443
Corporate notes                                  32,496               155             (1,265)            31,386
Municipal Securities                              1,973             1,035                  --             3,008
Marketable equity
 securities and other                            67,370               202                (62)            67,510
                                               --------           -------           --------           --------
 Totals                                        $517,483           $ 1,454           $(10,397)          $508,540
                                               ========           =======           ========           ========


                                                                   December 31, 2005
                                         ----------------------------------------------------------------------
                                                                   Gross              Gross
                                              Amortized         unrealized          unrealized          Fair
                                                 Cost              gains              losses            value
                                         ---------------      ---------------     ---------------   ------------
                                                                     (In thousands)
Available-For-Sale Investment
securities
U.S. Treasury and Notes                        $ 14,985              $ --             $ (86)          $ 14,899
U.S. Government Agencies                        448,196                --            (8,551)           439,645
Mortgage-backed securities                       81,681               112            (2,107)            79,686
Corporate Notes                                  54,590               352            (2,638)            52,304
Municipal securities                              1,972               334                 --             2,306
Marketable equity
 securities and other                            10,351               284               (65)            10,570
                                               --------           -------           --------           --------
 Totals                                        $611,775           $ 1,082          $(13,447)          $599,410
                                               ========           =======           ========           ========

         Financial Accounting Standards Board ("FASB") Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards ("SFAS") No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date.

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

         The company has investments in debt and equity securities that have unrealized losses, but an other-than-temporary impairment has not been recognized in its financial statements. Based upon management's review of the available information including the changes in interest rates during the period, current market conditions, applicable industry and company information specific to each investment, the creditworthiness of the issuer, and the Company's ability to hold the investment to maturity, such unrealized losses are not considered to be other-than-temporary.

NOTE 5. Loan Portfolio

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                        September 30, 2006              December 31, 2005
                                                      ------------------------       -----------------------
                                                                     % of                            % of
                                                           Amount    Total                Amount     Total
                                                           ------    -----                ------     -----
                                                                      (Dollars in thousands)
Commercial and professional loans                        $ 54,080     15.3%             $ 33,370     10.8%
Secured by real estate
  1-4 family                                              142,513     40.2               139,931     45.1
  Multi family                                              3,940      1.1                 2,874      0.9
  Non-residential (commercial)                            150,971     42.6               132,142     42.6
Consumer                                                    2,840      0.8                 2,018      0.6
                                                         --------    -----              --------    -----
Total loans                                               354,344    100.0%              310,335    100.0%
                                                                     =====                          =====
Deferred loan fees                                         (1,177)                        (1,105)
Allowance for loan losses                                  (3,373)                        (3,266)
                                                         --------                       --------
Loans, net                                               $349,794                       $305,964
                                                         ========                       ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 6. Deposits

         The following table summarizes the composition of the average balances of major deposit categories:


                                       September 30, 2006               December 31, 2005
                                       ------------------               -----------------
                                        Average    Average               Average     Average
                                         Amount     Yield                 Amount      Yield
                                         ------     ------                ------      -----
                                                   (Dollars in thousands)

Demand deposits                         $ 47,535      --                $ 44,739      --
NOW and money market                      37,137    0.61%                 42,756    0.56%
Savings deposits                         171,408    2.80                 221,374    1.99
Time deposits                            408,203    4.00                 338,834    2.82
                                        --------    ----                --------    ----
Total deposits                          $664,283    3.22%               $647,703    2.19%
                                        ========    ====                ========    ====


NOTE 7. Comprehensive Income

         The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:


                                                                   For The Nine Months Ended
                              ----------------------------------------------------------------------------------------------------
                                           September 30, 2006                                  September 30, 2005
                              ----------------------------------------------   ---------------------------------------------------
                                                   Tax                                                  Tax
                                 Before tax     (expense)       Net of tax         Before tax         (expense)        Net of tax
                                   amount        benefit          Amount             amount            benefit           amount
                              --------------  --------------   -------------   ----------------  ----------------  ---------------
                                                                        (In thousands)
Unrealized gains (losses)
on investment securities:
 Unrealized holding                  $4,165       $ (1,654)       $ (2,511)          $ (5,586)            $2,043        $ (3,543)
 gains (losses) arising
 during period
 Less reclassification
 adjustment for gains
 realized in net income                 743           (297)             446                 5                 (2)              3
                                     ------       --------           ------          --------             ------        --------
Other comprehensive
income (loss), net                   $3,422       $ (1,357)          $2,065          $ (5,581)            $2,041        $ (3,540)
                                     ======       ========           ======          ========             ======        ========


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

         At September 30, 2006, the Company has one stock-based employee compensation plan. Prior to the adoption of SFAS 123(R), the Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during the nine-month period ended September 30, 2006 or during the fiscal year ended December 31, 2005. We have no plans to grant significant stock options, if any, during the last three months of 2006. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

NOTE 9. Employee Benefit Plans

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R).


                                                     For The                             For The
                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                        --------------------------------   -----------------------------------
                                               2006             2005              2006               2005
                                        ---------------   --------------   ----------------   ----------------
Service cost                                  $ 90,357         $ 79,381          $ 262,714          $ 224,762
Interest cost                                   37,531           35,425            112,062             98,850
Expected return on plan assets                 (37,710)         (38,940)          (113,420)          (111,880)
Amortization and Deferral:
 Transition amount                                  --               --                 --                 --
 Prior service cost                              4,457            4,593             13,914             13,779
 (Gain)/loss                                    15,429           11,228             44,858             28,863
Net periodic pension cost                      110,063           91,687            320,126            254,374

         During the fiscal year ending December 31, 2006, we expect to contribute approximately $333,000 to the Plan. We contributed $56,000, $221,000 and $56,000 in April, July and October 2006, respectively. During fiscal year 2005, we contributed approximately $112,000 to the Plan.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 10.  New Accounting Pronouncements

         In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's results of operations or financial condition.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value and the benefit obligation - in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Other Comprehensive Income; (2) recognized as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits". An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its fiscal year ending after December 15, 2006. For the Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008. Based upon the advice of our consultants, management believes that the adoption of this statement for the year ended December 31, 2006 will have no significant effect on Other Comprehensive Income and stockholders' equity.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." The Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain as embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Statement eliminates the interim guidance in SFAS No. 133 Implementation Issue No. D1, which provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. In October 2006, the FASB recommended a narrow scope exception for asset backed securities, including mortgage-backed securities, created from pools of loans containing embedded call features, that (a) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (b) the investor does not control the right to accelerate the settlement. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Since the Statement is effective for purchases made by the Company after December 31, 2006, management is unable, at this time, to determine the impact of this statement.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

         SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on the Company's results of operations or financial condition as management is not aware of any prior year misstatements in the Company's financial statements.


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


                                                                  For The Three Months Ended September 30,
                                            -----------------------------------------------------------------------------------
                                                             2006                                        2005
                                            ----------------------------------------   ----------------------------------------
                                                           Interest                                  Interest
                                            Average          and           Average     Average          and           Average
                                            Balance       Dividends       Yield/Rate   Balance       Dividends      Yield/Rate
                                            -------       ---------       ----------   -------       ---------      ----------
                                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $330,117      $  6,059             7.34%   $284,282      $  4,738          6.67%
Investment securities                        528,760         5,989             4.53     646,601         6,452          3.99
Other (2)(5)                                   8,484            93             4.38       7,982            60          3.01
                                            --------      --------         --------    --------      --------       --------
Total interest-earning assets                867,361        12,141             5.60     938,865        11,250          4.79
                                                                           --------                                 --------
Noninterest-earning assets                    49,339                                     44,063
                                            ---------                                  --------
Total Assets                                $916,700                                   $982,928
                                            =========                                  ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    200,264         1,406             2.81%    239,469         1,109          1.85%
Time deposits                                400,173         4,425             4.42     353,417         2,621          2.97
Other borrowings                             144,697         1,678             4.64     225,670         2,149          3.81
                                            --------      --------         --------    --------      --------       --------
Total interest-bearing
 liabilities                                 745,134         7,509             4.03     818,556         5,879          2.87
                                                          --------         --------                  --------       --------
Demand deposits                               47,176                                     44,419
Noninterest-bearing liabilities               15,570                                      8,182
Stockholders' equity (5)                     108,820                                    111,771
                                            ---------                                  --------
Total liabilities and
 stockholders' equity                       $916,700                                   $982,928
                                            =========                                  ========
Net interest income                                       $  4,632                                   $  5,371
                                                          ========                                   ========
Interest-rate spread (3)                                                       1.57%                                   1.92%
                                                                           ========                                 =========
Net interest margin (4)                                                        2.14%                                   2.29%
                                                                           ========                                 =========
Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.16                                       1.15
                                            ===========                                ========

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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.


                                                                  For The Nine Months Ended September 30,
                                            -----------------------------------------------------------------------------------
                                                             2006                                        2005
                                            ----------------------------------------   ----------------------------------------
                                                           Interest                                  Interest
                                            Average          and           Average     Average          and           Average
                                            Balance       Dividends       Yield/Rate   Balance       Dividends      Yield/Rate
                                            -------       ---------       ----------   -------       ---------      ----------
                                                                          (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                 $  317,612      $  17,148             7.20%  $  286,888      $ 14,279          6.64%
Investment securities                        564,102         18,393             4.35      661,744        19,104          3.85
Other (2)(5)                                   8,404            251             3.98       11,158           212          2.53
                                          ----------      ---------     ------------   ----------      --------      ---------
Total interest-earning assets                890,118         35,792             5.36      959,790        33,595          4.67
                                                                        ------------                                 ---------
Noninterest-earning assets                    47,491                                       43,915
                                          ----------                                   ----------
Total Assets                              $  937,609                                   $1,003,705
                                          ==========                                   ==========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    208,545          3,772             2.41%     280,068         3,615          1.72%
Time deposits                                408,203         12,259             4.00      319,140         6,230          2.60
Other borrowings                             151,635          5,030             4.42      242,904         6,433          3.53
                                          ----------      ---------     ------------   ----------      --------       --------
Total interest-bearing
 liabilities                                 768,383         21,061             3.65      842,112        16,278          2.58
                                                          ---------     ------------                   --------       --------

Demand deposits                               47,535                                       45,155
Noninterest-bearing liabilities               12,120                                        7,308
Stockholders' equity (5)                     109,571                                      109,130
                                          ----------                                   ----------

Total liabilities and
 stockholders' equity                     $  937,609                                   $1,003,705
                                          ==========                                   ==========

Net interest income                                       $  14,731                                    $ 17,317
                                                          =========                                    ========

Interest-rate spread (3)                                                        1.71%                                    2.09%
                                                                        ============                                  ========

Net interest margin (4)                                                         2.21%                                    2.41%
                                                                        ============                                  ========

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.16                                         1.14
                                          ==========                                   ==========

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has eleven branch locations; six branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey which opened in May 2006.

Net Income. Net income for the three-month period ended September 30, 2006 was $857,000, or $.xx per share, as compared to $1.30 million, or $.19 per share, for the three-month period ended September 30, 2005. Net income for the nine-month period ended September 30, 2006 was $3.27 million, or $.xx per share, as compared to $4.35 million, or $.63 per share, for the nine-month period ended September 30, 2005.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. From September 2003 through June 30, 2004, interest rates, as measured by the prime rate, remained constant at 4.00%. On July 1, 2004, inflation fighting actions taken by the Federal Reserve Board resulted in a 25 basis point increase in the prime rate to 4.25%, the first such increase in more than four years. Similar 25 basis point moves taken by the Federal Reserve Board during 2004, 2005 and 2006 have moved the prime rate to its present level of 8.25%. The difference between the yield on short-term, 3-month U.S. Treasury Notes, and long-term, 10-year U.S. Treasury Bonds, referred to as the yield curve is at historic lows.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the quarter ended September 30, 2006, net interest income decreased by $739,000 to $4.63 million from $5.37 million for the quarter ended September 30, 2005. The quarter over quarter decrease in net interest income was the result of the 116 basis point increase in the average rate paid on the average amount of interest-bearing liabilities to 4.03% in the 2006 quarter from 2.87% in the 2005 quarter and the smaller, 81 basis point increase in the average yield earned on the average amount of interest-earning assets, and the $71.50 million decrease in the average amount of interest-earning assets to $867.36 million in the 2006 quarter from $938.87 million in the 2005 quarter. Partially offsetting these factors was the $73.42 million decrease in the average amount of interest-bearing liabilities to $745.13 million in 2006 from $818.56 million in 2005. The interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 35 basis points to 1.57% in the 2006 quarter from 1.92% in the 2005 quarter.

         For the nine-month period ended September 30, 2006, net interest income decreased by $2.59 million to $14.73 million from $17.32 million for the nine-month period ended September 30, 2005. The period over period decrease in net interest income was the result of the 107 basis point increase in the average rate paid on the average amount of interest-bearing liabilities to 3.65% in the 2006 period from 2.58% in the 2005 period, and the smaller, 69 basis point increase in the average yield earned on the average amount of interest-earning assets, and the $69.67 million decrease in the average amount of interest-earning assets to $890.12 million in the 2006 period from $959.79 million in the 2005 period. Partially offsetting these factors was the $73.73 million decrease in the average amount of interest-bearing liabilities to $768.38 million in the 2006 period from $842.11 million in the 2005 period. The interest-rate spread narrowed by 38 basis points to 1.71% in the 2006 period from 2.09% in the 2005 period.

         If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2005 and 2006 have been replaced with securities carrying somewhat lower yields and, by design, shorter maturities to hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates have and will continue to increase as well.

         We have scaled back our use of borrowed funds and the size of our investment portfolio during fiscal 2006, a period in which short-term rates have, at times, exceeded the rates available on long-term investments.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 15 basis points to 2.14% in the third quarter of 2006 from 2.29% in the third quarter of 2005, and declined by 20 basis points to 2.21% in the nine-month period of 2006 from 2.41% in the nine-month period of 2005. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We typically invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.60% and 5.36% in the three and nine months ended September 30, 2006, respectively, compared to an aggregate average yield of 4.79% and 4.67% in the three and nine months ended September 30, 2005, respectively.

         The increased yield on interest-earning assets is the result of the rising interest rate environment discussed above which triggers the upward rate adjustment in our portfolio of adjustable rate loans and investment securities, and the increase in our loan portfolio as a percentage of our total interest-earning assets. The decrease in net interest margin is the result of the more rapid rise in the cost of interest-bearing liabilities.

         For the three months ended September 30, 2006, the average amounts of loans increased by $45.84 million to $330.12 million from $284.28 million for the three months ended September 30, 2004. The average yield on such loans increased by 67 basis points to 7.34% in the 2006 quarter from 6.67% in the 2005 quarter. In the 2006 quarter, the average amount of investment securities decreased by $117.84 million, to $528.76 million from $646.60 million in the 2005 quarter and the average yield on investment securities increased to 4.53% during the three months ended September 30, 2006 from 3.99% during the three months ended September 30, 2005.

         For the nine month period ended September 30, 2006, the average amounts of loans increased by $30.72 million to $317.61 million from $286.89 million for the nine month period ended September 30, 2005. The average yield on such loans increased by 56 basis points to 7.20% in the first nine months of 2006 from 6.64% in the first nine months of 2005. In the 2006 period, the average amount of investment securities and other interest-earning assets decreased by $97.64 million and $2.75 million, respectively, to $564.10 million and $8.40 million, respectively, from $661.74 million and $11.16 million, respectively, in the 2005 period. The average yield on investment securities and other interest-earning increased to 4.35% and 3.98%, respectively, during the nine months ended September 30, 2006, from 3.85% and 2.53%, respectively, during the nine months ended September 30, 2005.

Interest Income. Total interest income for the quarter ended September 30, 2006 increased by $891,000, or 7.92%, to $12.14 million from $11.25 million for the quarter ended September 30, 2005. The increase in total interest income was due to higher average balances and average yields in our loan portfolio and higher average yields on total interest-earning assets. Loans and investment securities contributed $6.06 million and $5.99 million, respectively, of interest income in the 2006 quarter compared to $4.74 million and $6.45 million, respectively in the 2005 quarter.

         Total interest income for the nine months ended September 30, 2006 increased by $2.20 million, or 6.54%, to $35.79 million from $33.60 million for the nine months ended September 30, 2005. The increase in total interest income was due to higher average balances and average yields in our loan portfolio and higher average yields on total interest-earning assets. Loans and investment securities contributed $17.15 million and $18.39 million, respectively, of interest income in the 2006 period compared to $14.28 million and $19.10 million, respectively in the 2005 period.


                                      --------------------------------------------------------
                                                  Three Months Ended September 30,
                                      --------------------------------------------------------
                                                2006                           2005
                                      -------------------------     --------------------------
                                         Interest     % of               Interest     % of
                                          Income      Total               Income      Total
                                                (In thousands, except percentages)

Loans                                    $ 6,059     49.91%              $ 4,738     42.12%
Investment Securities                      5,989     49.33                 6,452     57.35
Other                                         93      0.76                    60      0.53
                                         -------    ------              --------    ------
Total Interest Income                    $12,141    100.00%             $ 11,250    100.00%

                                      --------------------------------------------------------
                                                  Nine Months Ended September 30,
                                      --------------------------------------------------------
                                                2006                           2005
                                      -------------------------     --------------------------
                                         Interest     % of               Interest     % of
                                          Income      Total               Income      Total
                                                (In thousands, except percentages)

Loans                                    $17,148     47.91%              $14,279     42.50%
Investment Securities                     18,393     51.39                19,104     56.87
Other                                        251      0.70                   212      0.63
                                         -------    ------              --------    ------
Total Interest Income                    $35,792    100.00%              $33,595    100.00%


         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, have increased as a percentage of total average interest-earning assets. During the three and nine months ended September 30, 2006, the average amount of our loan portfolio represented 38.06% and 35.68%, respectively, of total interest-earning assets compared to 30.28% and 29.89%, respectively, for the three and nine months ended September 30, 2005. The average amount of investment securities have decreased to 60.96% and 63.37% of total interest-earning assets during the three and nine months of 2006, respectively, compared to 68.87% and 68.95%, respectively, during the three and nine months ended September 30, 2005. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.


                                              ------------------------------------------------------------
                                                           Three Months Ended September 30,
                                              ------------------------------------------------------------
                                                          2006                            2005
                                              ------------------------------    --------------------------
                                                  Average       % of                Average      % of
                                                   Amount       Total                Amount      Total
                                                          (In thousands, except percentages)
Loans                                             $330,117     38.06%               $284,282     30.28%
Investment Securities                              528,760     60.96                 646,601     68.87
Other                                                8,484      0.98                   7,982      0.85
                                                  --------    ------                --------    ------
Total Interest-Earning Assets                     $867,361    100.00%               $938,865    100.00%


                                              ------------------------------------------------------------
                                                            Nine Months Ended September 30,
                                              ------------------------------------------------------------
                                                          2006                            2005
                                              ------------------------------    --------------------------
                                                  Average       % of                Average      % of
                                                   Amount       Total                Amount      Total
                                                          (In thousands, except percentages)
Loans                                             $317,612     35.68%               $286,888     29.89%
Investment Securities                              564,102     63.37                 661,744     68.95
Other                                                8,404      0.95                  11,158      1.16
                                                  --------    ------                --------    ------
Total Interest-Earning Assets                     $890,118    100.00%               $959,790    100.00%

Interest Expense. Total interest expense for the quarter ended September 30, 2006 increased by $1.63 million, or 27.72%, to $7.51 million from $5.88 million for the quarter ended September 30, 2005. The increase in interest expense was due primarily to the increase in the average rates paid on such liabilities, 4.03% and 2.87% in the 2006 and 2005 quarters, respectively, partially offset by the $73.42 million decline in the average amount of interest-bearing liabilities. If interest rates move higher, interest expense is likely to increase as we price our deposit products to meet the competition and the adjustable rates paid on other borrowings increase as well. In May 2004 and April 2005, we sold $15.46 million and $7.22 million, respectively, of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The additional interest expense on these Debentures, which is included in other borrowings was, approximately $444,000 and $354,000 during the three months ended September 30, 2006 and 2005, respectively.


                                        -------------------------------------------------------------
                                                       Three Months Ended September 30,
                                        -------------------------------------------------------------
                                                    2006                             2005
                                        ------------------------------     --------------------------
                                             Interest     % of                Interest      % of
                                              Expense     Total                Expense      Total
                                                     (In thousands, except percentages)
Interest-Bearing Deposits                     $1,406     18.72%                 $1,109      18.86%
Time Deposits                                  4,425     58.93                   2,621      44.59
Other Borrowings                               1,678     22.35                   2,149      36.55
                                            --------    ------                --------    -------
Total Interest Expense                        $7,509    100.00%                 $5,879     100.00%

       Total interest expense for the nine-month period ended September 30, 2006 increased by $4.78 million, or 29.38%, to $21.06 million from $16.28 million for the nine-month period ended September 30, 2005. The increase in interest expense was due primarily to the increase in the average rates paid on such liabilities, 3.65% and 2.58% in the 2006 and 2005 periods, respectively, partially offset by the $73.73 million decline in the average amount of interest-bearing liabilities. The interest expense on the Debentures, which is included in other borrowings, was approximately $1.30 million and $903,000 during the 2006 and 2005 nine-month periods, respectively.


                                        --------------------------------------------------------------
                                                       Nine Months Ended September 30,
                                        --------------------------------------------------------------
                                                    2006                              2005
                                        ------------------------------     ---------------------------
                                             Interest    % of                   Interest      % of
                                             Expense     Total                   Expense      Total
                                                        (In thousands, except percentages)
Interest-Bearing Deposits                    $ 3,772     17.91%                  $ 3,615     22.21%
Time Deposits                                 12,259     58.21                     6,230     38.27
Other Borrowings                               5,030     23.88                     6,433     39.52
                                             -------    ------                   -------    ------
Total Interest Expense                       $21,061    100.00%                  $16,278    100.00%


Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2006, non-interest income amounted to $359,000 and $1.72 million, respectively, compared to non-interest income of $300,000 and $854,000 for the three and nine months ended September 30, 2005, respectively.


                                        ------------------------------------------------------------------
                                                        Three Months Ended September 30,
                                        ------------------------------------------------------------------
                                                       2006                               2005
                                        --------------------------------    ------------------------------
                                                Non-Interest   % of                Non-Interest    % of
                                                   Income      Total                  Income       Total
                                                       (In thousands, except percentages)
Service Charges on Deposits                        $ 148      41.23%                   $ 158     52.67%
Investment Securities gains                           --         --                       --        --
Other                                                211      58.77                      142     47.33
                                                  ------     ------                   ------    ------
Total Non-Interest Income                          $ 359     100.00%                   $ 300    100.00%


                                        ------------------------------------------------------------------
                                                         Nine Months Ended September 30,
                                        ------------------------------------------------------------------
                                                       2006                               2005
                                        --------------------------------    ------------------------------
                                                Non-Interest   % of                Non-Interest   % of
                                                   Income      Total                  Income      Total
                                                       (In thousands, except percentages)
Service Charges on Deposits                        $ 434      25.28                    $ 436     51.05%
Investment Securities gains                          743      43.27                        5      0.59
Other                                                540      31.45                      413     48.36
                                                  ------     ------                   ------    ------
Total Non-Interest Income                        $ 1,717     100.00%                   $ 854    100.00%


Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2006 was $3.40 million and $10.19 million, respectively, compared to $3.22 million and $9.79 million for the three and nine month-periods ended September 30, 2005, respectively. The increases in the 2006 periods are primarily due to the expansion of our business. We have added space and staff to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.

                                             ------------------------------------------------------------------
                                                             Three Months Ended September 30,
                                             ------------------------------------------------------------------
                                                             2006                               2005
                                             -------------------------------    -------------------------------
                                                    Non-Interest   % of               Non-Interest     % of
                                                      Expense     Total                  Expense      Total
                                                            (In thousands, except percentages)
Salaries and Employee Benefits                        $ 2,149     63.21%                 $ 1,996     61.98%
Net Occupancy Expense                                     489     14.38                      433     13.44
Equipment Expense                                         112      3.29                       99      3.07
FDIC Assessment                                            22      0.65                       70      2.17
Data Processing Expense                                    90      2.65                       51      1.58
Other                                                     538     15.82                      572     17.76
                                                      -------    ------                  -------    ------
Total Non-Interest Expense                            $ 3,400    100.00%                 $ 3,221    100.00%



                                             ------------------------------------------------------------------
                                                              Nine Months Ended September 30,
                                             ------------------------------------------------------------------
                                                            2006                               2005
                                             -------------------------------    -------------------------------
                                                    Non-Interest   % of               Non-Interest     % of
                                                      Expense     Total                  Expense      Total
                                                            (In thousands, except percentages)
Salaries and Employee Benefits                        $ 6,326     62.08%                 $ 5,972     60.99%
Net Occupancy Expense                                   1,455     14.28                    1,291     13.19
Equipment Expense                                         316      3.10                      293      2.99
FDIC Assessment                                            65      0.64                      206      2.10
Data Processing Expense                                   271      2.66                      144      1.47
Other                                                   1,757     17.24                    1,886     19.26
                                                      -------    ------                  -------    ------
Total Non-Interest Expense                            $10,190    100.00%                 $ 9,792    100.00%


Provision for Income Tax. During the three and nine-month periods ended September 30, 2006, the Company recorded income tax expense of $689,000 and $2.85 million, respectively, compared to income tax expense of $1.11 million and $3.90 million, respectively, for the three and nine-month periods ended September 30, 2005. The tax provisions for federal, state and local taxes recorded for the first nine months of 2006 and 2005 represent effective tax rates of 46.55% and 47.28%, respectively.

Common Stock Repurchases

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2004, the Company has purchased a total of 1,844,646 shares of its Common Stock. At September 30, 2006, there were 551,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We have not repurchased shares of the Company's Common Stock during the nine months ended September 30, 2006 or in the fiscal year ended December 31, 2005.

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

         As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $58.75 million at September 30, 2006, at fixed rates for a period of one to five years.

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

         In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:


                                                                               Berkshire Bancorp Inc.
                                                                Interest Rate Sensitivity Gap at September 30, 2006
                                                                       (in thousands, except for percentages)
                                          ----------------------------------------------------------------------------------------
                                             3 Months           3 Through          1 Through            Over
                                              or Less           12 Months           3 Years            3 Years            Total
                                          ----------------   ----------------   ----------------   ----------------   ------------
Federal funds sold                               --                 --                 --                 --                 --
                                (Rate)
Interest bearing deposits
 in banks                                     4,312                 --                 --                 --               4,312
                                (Rate)         4.28%                                                                        4.28%
Loans (1)(2)
Adjustable rate loans                        73,049              8,529             25,512             29,283              136,373
                                (Rate)         8.91%              6.87%              6.86%              6.90%                7.97%
Fixed rate loans                              8,221             10,548             27,506            171,696              217,971
                                (Rate)         7.44%              6.75%              7.60%              6.57%                6.74%
                                          ---------          ---------          ---------          ---------          -----------
Total loans                                  81,270             19,077             53,018            200,979              354,344
Investments (3)(4)                          355,625             48,816             17,131             87,408              508,980
                                (Rate)         4.28%              3.66%              5.56%              4.97%                4.38%
                                          ---------          ---------          ---------          ---------          -----------
Total rate-sensitive assets                 441,207             67,893             70,149            288,387              867,636
                                          ---------          ---------          ---------          ---------          -----------
Deposit accounts (5)
Savings and NOW                             180,795                 --                 --                 --              180,795
                                (Rate)         3.05%                                                                         3.05%
Money market                                 16,736                 --                 --                 --               16,736
                                (Rate)         0.73%                                                                         0.73%
Time Deposits                               143,489            261,943              6,184                  2              411,618
                                (Rate)         3.87%              4.98%              2.89%              1.74%                4.56%
                                          ---------          ---------          ---------          ---------           ----------
Total deposit accounts                      341,020            261,943              6,184                  2              609,149
Repurchase Agreements                        40,357             10,000                 --                 --               50,357
                                (Rate)         3.60%              4.77%                                                      3.83%
Other borrowings                                874              9,026             28,137             43,392               81,429
                                (Rate)         2.67%              4.23%              3.38%              6.75%                5.26%
                                          ---------          ---------          ---------          ---------           ----------
Total rate-sensitive
 liabilities                                382,251            280,969             34,321             43,394              740,935
                                          ---------          ---------          ---------          ---------           ----------
Interest rate caps                           20,000            (10,000)           (10,000)
Gap (repricing differences)                  38,956           (203,076)            45,828            244,993              126,701
                                          =========          =========          =========          =========           ==========

Cumulative Gap                               38,956           (164,120)          (118,292)           126,701
                                          =========          =========          =========          =========
Cumulative Gap to Total Rate
Sensitive Assets                               5.26%            (22.15)%           (15.97)%            17.10%
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

         For the three and nine months ended September 30, 2006, we charged-off loans of $41,000 and $42,000, respectively, and recovered loans of $9,000 and $14,000, respectively. For the three and nine months ended September 30, 2005, we charged-off loans of $0 and $25,000, respectively, and recovered loans of $3,000 and $92,000, respectively. All recovered amounts in 2006 and 2005 were returned to the provision for loan loss reserves.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                           Three Months Ended               Nine Months Ended
                                                               September 30,                  September 30,
                                                      --------------------------      --------------------------
                                                         2006            2005             2006            2005
                                                         ----            ----             ----            ----
Average loans outstanding                             $330,117        $284,282         $317,612        $286,888
                                                      ========        ========         ========        ========
Allowance at beginning of period                         3,360           3,081            3,266           2,927
Charge-offs:
 Commercial and other loans                                 41              --               42              25
 Real estate loans                                          --              --               --              --
                                                      --------        --------         --------        --------
  Total loans charged-off                                   41              --               42              25
                                                      --------        --------         --------        --------
Recoveries:
 Commercial and other loans                                  9               3               14              92
 Real estate loans                                          --              --               --              --
                                                      --------        --------         --------        --------
  Total loans recovered                                      9               3               14              92
                                                      --------        --------         --------        --------
  Net recoveries (charge-offs)                             (32)              3              (28)             67
                                                      --------        --------         --------        --------
Provision for loan losses
 charged to operating expenses                              45              45              135             135
                                                      --------        --------         --------        --------
Allowance at end of period                               3,373           3,129            3,373           3,129
                                                      --------        --------         --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                            (0.01)%          0.00%           (0.01)%          0.02%
                                                      ========        ========         ========        ========
Allowance as a percent of total loans                     0.95%           1.11%            0.95%           1.11%
                                                      ========        ========         ========        ========
Total loans at end of period                          $354,344        $282,245         $354,344        $282,245
                                                      ========        ========         ========        ========

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2006, we had total gross loans of $354.34 million, deferred loans fees of $1.18 million and an allowance for loan losses of $3.37 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and nine-month periods ended September 30, 2006, the Bank sold approximately $0 and $2.84 million, respectively, of such loans and recorded in other income, gains of $0 and $9,000, respectively, on such sales.

         The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                               September 30,           December 31,
                                                                   2006                   2005
                                                               -------------          --------------
                                                                  Amount                Amount
                                                                  ------                ------
                                                                        (in thousands)
Commercial and professional loans                                 $ 54,080              $ 33,370
Secured by real estate
  1-4 family                                                       142,513               139,931
  Multi family                                                       3,940                 2,874
  Non-residential (commercial)                                     150,971               132,142
Consumer                                                             2,840                 2,018
                                                                  --------              --------
Total loans                                                        354,344               310,335
Less:
 Deferred loan fees                                                (1,177)                (1,105)
 Allowance for loan losses                                         (3,373)                (3,266)
                                                                  --------              --------
Loans, net                                                        $349,794              $305,964
                                                                  ========              ========


         It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At September 30, 2006 and 2005, we did not have any loans past due more than 90 days and still accruing interest.

Capital Adequacy

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2006 and December 31, 2005 (dollars in thousands):


                                                                                            To be well
                                                                                        capitalized under
                                                                      For Capital       prompt corrective
                                                   Actual          Adequacy Purposes    action provisions
                                              ------------------  -------------------- ---------------------
                                                Amount   Ratio      Amount    Ratio      Amount     Ratio
                                                ------   -----      ------    -----      ------     -----
September 30, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                       $127,427  25.6%       $39,777  >=8.0%           --      N/A
  Bank                                            98,202  20.7%        37,966  >=8.0%       42,381   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                        124,064  25.0%        19,889  >=4.0%           --      N/A
  Bank                                            94,829  20.0%        18,983  >=4.0%       25,429    >=6.0%
Tier I Capital (to Average Assets)
  Company                                        124,064  13.2%        37,504  >=4.0%           --      N/A
  Bank                                            94,829  10.9%        34,938  >=4.0%       44,735    >=5.0%



                                                                                           To be well
                                                                                       capitalized under
                                                                     For Capital       prompt corrective
                                                   Actual         Adequacy Purposes    action provisions
                                              ------------------  ------------------- ---------------------
                                                Amount   Ratio      Amount    Ratio      Amount     Ratio
                                                ------   -----      ------    -----      ------     -----
December 31, 2005
Total Capital (to Risk-Weighted Assets)
  Company                                       $124,523  28.6%       $34,820  >=8.0%           --      N/A
  Bank                                            95,193  23.0%        33,116  >=8.0%       34,416   >=10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                        121,257  27.9%        17,410  >=4.0%           --      N/A
  Bank                                            91,927  22.2%        16,558  >=4.0%       20,649    >=6.0%
Tier I Capital (to Average Assets)
  Company                                        121,257  12.2%        39,651  >=4.0%           --      N/A
  Bank                                            91,927  10.1%        36,495  >=4.0%       46,550    >=5.0%


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

         For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At September 30, 2006, the Company, excluding the Bank, had cash and cash equivalents of approximately $11.15 million and investment securities available for sale of $14.04 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $43.11 million at September 30, 2006, include commitments to extend credit and stand-by letters of credit.

         At September 30, 2006, the Company had outstanding commitments of approximately $474.13 million; including $411.62 million of time deposits, $58.75 million of Federal Home Loan Bank debt and $3.76 million of operating leases. These commitments include $416.19 million that mature or renew within one year, $35.63 million that mature or renew after one year and within three years, $21.78 million that mature or renew after three years and within five years and $529,000 that mature or renew after five years.

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

Conclusions. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2006, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II.  OTHER INFORMATION

Item 6.  Exhibits


         Exhibit
         Number       Description
         -------      -----------
         10.1         Amendment No. 1, dated August 17, 2006,
                      to Deferred Compensation Plan of The
                      Berkshire Bank, dated June 27, 2006. +

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

------------------------
+ Denotes a management compensation plan or arrangement.

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



Date:  November 1, 2006                     By: /s/ Steven Rosenberg
       ----------------                         -----------------------
                                                Steven Rosenberg
                                                President and Chief
                                                Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                 Sequential
Number            Description                                          Page Number
------            -----------                                          -----------
10.1              Amendment No. 1, dated August 17, 2006,                 43
                  to Deferred Compensation Plan of The
                  Berkshire Bank, dated June 27, 2006. +

31                Certification of Principal Executive                    44
                  and Financial Officer pursuant to
                  Section 302 Of The Sarbanes-Oxley Act
                  of 2002.

32                Certification of Principal Executive                    45
                  and Financial Officer pursuant to
                  Section 906 Of The Sarbanes-Oxley Act
                  of 2002.


                       STATEMENT OF DIFFERENCES

The greater-than-or-equal-to sign shall be expressed as...................... >=