Form 10-K
period 2006-12-31
BERKSHIRE BANCORP INC /DE/
filed 2007-03-30
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2006

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

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH TRADED
--------------------------------------    --------------------------------------
COMMON STOCK, PAR VALUE $.10 PER SHARE    THE NASDAQ STOCK MARKET LLC
                                          (THE NASDAQ GLOBAL MARKET)

Securities registered pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.) Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Act.    Yes [ ]    No [X]

Aggregate   market  value  of  voting  and  non-voting   common  stock  held  by
non-affiliates of the Registrant as of June 30, 2006: $61,475,934.

Number of shares of Common Stock outstanding as of March 23, 2007: 6,902,706.

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

        Berkshire Bancorp Inc.
        Investor Relations
        160 Broadway
        New York, NY 10038

        STOCK SPLIT AND STOCK DIVIDEND. At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a stock dividend in Common Stock which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

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

        BUSINESS OF THE BANK - GENERAL. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from six deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York and one deposit-taking office in Ridgefield, NJ.

                      BRANCH LOCATIONS OF THE BERKSHIRE BANK
                                DECEMBER 31, 2006
            ---------------------------------------------------------
              4 East 39th Street             2 South Church Street
              New York, NY                   Goshen, NY

              5 Broadway                     214 Harriman Drive
              New York, NY                   Goshen, NY

              5010 13th Avenue               80 Route 17M
              Brooklyn, NY                   Harriman, NY

              1421 Kings Highway             60 Main Street
              Brooklyn, NY                   Bloomingburg, NY

              4917 16th Avenue               1119 Avenue J
              Brooklyn, NY                   Brooklyn, NY

              600 Broad Avenue
              Ridgefield, NJ

        In September 2005, the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Agreement") with the Oritani Savings Bank ("Oritani"), a New Jersey Chartered Savings Bank. Pursuant to the Agreement which closed in May 2006, the Bank (i) assumed certain commercial checking account deposit liabilities, (ii) purchased certain fixed assets and the real property of this Oritani bank branch located in Ridgefield, New Jersey for a cash purchase price of $850,000 and (iii) opened a branch of The Berkshire Bank at the Ridgefield, New Jersey location.

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

        PRINCIPAL LOAN TYPES. The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

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

        MARKET AREA. The Bank draws its customers principally from the New York City metropolitan area and the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, NY. The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties. Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City. Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these counties. With the completion of the transaction with Oritani in May 2006, the Bank's market area expanded into northern New Jersey. From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent outgrowths of existing local customer relationships.

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

        At December 31, 2006 and 2005, the Company met the definition of a "well capitalized" bank holding company.

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

        The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more. As of December 31, 2006 and 2005, the Bank's Tier I leverage capital ratio was 10.9% and 10.1%, respectively.

        The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2006 and 2005, the Bank maintained a 18.6% and 22.2% Tier I risk-based capital ratio and a 19.3% and 23.0% total risk-based capital ratio, respectively.

        In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2006 and 2005, the Bank met the definition of a "well capitalized" financial institution.

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

        DIVIDENDS FROM THE BANK TO THE COMPANY. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2005 and 2006 calendar years totaled approximately $11.43 million.

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

        In accordance with banking regulations, the Bank may make loans to its and the Company's directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits. Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors. However, the Bank may make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank has no such benefit or compensation programs.

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

        However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2006 and 2005 was equal to 0.0127% and 0.0444%, respectively, of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2007, the assessment was revised to 0.0122% of the Bank's insured deposits.

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

        PERSONAL HOLDING COMPANY STATUS. For the fiscal years ended December 31, 2006, 2005 and 2004, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2006, 2005 and 2004. (See Dividends in Item 5).

        EMPLOYEES. On March 23, 2007, Berkshire had one full time employee and the Bank employed approximately 100 full time and 5 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

        We maintain an allowance for loan losses at a level believed adequate by management to absorb losses inherent in the loan portfolio. In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan portfolio, management presents a periodic review of the loan loss reserve to the board of directors of the Bank, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, in addition to the factors discussed below, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan losses as an integral part of the examination process.

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

        In addition, we have authorized 10,000,000 shares of common stock of which approximately 7,700,000 shares have been issued and approximately 6,900,000 shares are outstanding. The price of our common stock may be volatile at times since our common stock is thinly traded and one individual owns or controls more than 50% of our outstanding shares. It may be difficult for a stockholder to sell a significant number of shares at a time and at a price of their choosing or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of Berkshire Bancorp's common stock.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS.

        Not Applicable

ITEM 2. PROPERTIES.

        The following are Berkshire's and the Bank's principal facilities as of March 9, 2007:

                                      Approximate
                                      Floor Area   Approximate  Lease
Location           Operations         (Sq. Ft.)    Annual Rent  Expiration
------------       -----------------  -----------  -----------  ----------------
New York, NY       Executive Offices   1,500       $  18,000    (1)(3)
New York, NY       Main Bank Office
                    and Bank Branch    9,700       Owned        Feb 2008
Brooklyn, NY       Bank Branch         4,500       $ 200,418    March 2008
Brooklyn, NY       Bank Branch         2,866       $  59,130    March 2008
Brooklyn, NY       Bank Branch         2,592       $ 108,212    December 2012
Brooklyn, NY       Bank Branch         1,640       $  72,000    June 2015
New York, NY       Bank Branch         9,924       $ 353,315    June 2010 (2)(3)
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's Common Stock trades on the Nasdaq Global Market under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ.


FISCAL YEAR ENDED DECEMBER 31, 2005               HIGH       LOW
-----------------------------------              ------     -----

January 1, 2005 to March 31, 2005                 22.04     19.51

April 1, 2005 to June 30, 2005                    20.98     17.50

July 1, 2005 to September 30, 2005                18.75     17.02

October 1, 2005 to December 31, 2005              18.30     15.83



FISCAL YEAR ENDED DECEMBER 31, 2006               HIGH       LOW
-----------------------------------              ------     -----

January 1, 2006 to March 31, 2006                 17.35     14.82

April 1, 2006 to June 30, 2006                    17.23     15.18

July 1, 2006 to September 30, 2006                17.00     15.31

October 1, 2006 to December 31, 2006              17.12     15.14

        As of the close of business on March 23, 2007, there were approximately 1,300 holders of record of the Company's Common Stock.

DIVIDENDS

        For the fiscal years ended December 31, 2006, 2005 and 2004, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2006, 2005 and 2004.

        On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends, restated to reflect the reverse split and stock dividend which occurred on May 18, 2004, as follows:

                                                                     PER SHARE
DECLARATION DATE         RECORD DATE           PAYMENT DATE           AMOUNT
----------------         ----------------      ----------------     ------------

April 1, 2004            April 19, 2004        April 28, 2004            $.05

October 5, 2004          October 22, 2004      October 29, 2004          $.06

March 21, 2005           April 22, 2005        April 29, 2005            $.07

October 7, 2005          October 21, 2005      October 28, 2005          $.08

March 9, 2006            April 18, 2006        April 27, 2006            $.08

October 10, 2006         October 20, 2006      October 27, 2006          $.08

        The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

        On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2005, the Company has purchased a total of 1,848,909 shares of its Common Stock. During fiscal year 2006, we purchased a total of 50,000 shares and at December 31, 2006 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. Certain information concerning the 50,000 shares purchased in 2006 is set forth below.


                      ISSUER PURCHASES OF EQUITY SECURITIES

                                             TOTAL NUMBER OF     MAXIMUM NUMBER
                  TOTAL                         SHARES (OR      (OR APPROXIMATE
                  NUMBER                          UNITS)        DOLLAR VALUE) OF
                  OF                           PURCHASED AS    SHARES (OR UNITS)
                  SHARES        AVERAGE          PART OF        THAT MAY YET BE
                  (OR         PRICE PAID         PUBLICLY       PURCHASED UNDER
                  UNITS)       PER SHARE     ANNOUNCED PLANS      THE PLANS OR
                  PURCHASED    (OR UNIT)       OR PROGRAMS          PROGRAMS
                  ---------   -----------   -----------------  -----------------
November 2006       50,000      $15.80           50,000              501,091
=============       ======      ======           ======              =======


EQUITY COMPENSATION PLANS

See  Part  III,  Item  12  for  information   concerning  the  Company's  equity
compensation plans.

                                PERFORMANCE GRAPH

        The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of The Nasdaq Stock Market Bank Stocks Index and the Nasdaq Market Total Return Index for the five-year period ended December 31, 2006. The graph assumes that the value of the investment in the Company and the index was $100 on December 31, 2001 and assumes that all dividends were reinvested.

                       RETURN TO SHAREHOLDERS OF BERKSHIRE BANCORP INC.


                               [GRAPHIC OMITTED]


* BERKSHIRE BANCORP INC. O NASDAQ BANK STOCKS INDEX  # NASDAQ TOTAL RETURN INDEX

                             ==================================================================
                               12/31/01   12/31/02   12/31/03   12/31/04   12/30/05   12/29/06
-----------------------------------------------------------------------------------------------
Berkshire Bancorp Inc.          $100.00     121.16     176.42     216.95     181.05     175.79
-----------------------------------------------------------------------------------------------
NASDAQ Market                   $100.00     105.58     131.69     150.71     147.23     165.24
Bank Stock Index
-----------------------------------------------------------------------------------------------
NASDAQ Market                   $100.00      69.13     103.36     112.49     114.88     126.21
Total Return Index
===============================================================================================

ITEM 6. SELECTED FINANCIAL DATA.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                      FIVE YEAR FINANCIAL HIGHLIGHTS (A)(B)

        The following is a summary of certain financial information with respect to the Company at and for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002. This information is derived from and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K.

                               ------------------------------------------------
                                                 DECEMBER 31,
                               ------------------------------------------------
                                 2006      2005      2004      2003      2002
                               --------  --------  --------  --------  --------
                                 (Dollars in thousands,except per share data)
BALANCE SHEET DATA:
Total Assets                   $948,656  $977,452  $972,649  $905,669  $683,738
Loans, net                      367,152   305,964   284,052   292,163   273,182
Investment securities           515,231   599,972   631,592   569,848   371,458
Goodwill, net                    18,549    18,549    18,549    18,549    18,549
Deposits                        681,489   680,260   619,888   604,255   473,818
Borrowings                      115,390   156,245   223,352   192,136   104,372
Subordinated debt                22,681    22,681    15,464        --        --
Stockholders' equity            115,777   108,710   107,619   103,490    98,525

STATEMENT OF OPERATIONS DATA:
Interest income                  48,221    45,056    40,008    34,426    32,242
Interest expense                 29,186    22,399    15,916    13,647    13,416
                               --------  --------  --------  --------  --------
Net interest income before
 provision for loan losses       19,035    22,657    24,092    20,779    18,826
Provision for loan losses           410       180       180       240       387
                               --------  --------  --------  --------  --------
Net interest income              18,625    22,477    23,912    20,539    18,439
Investment securities gains       2,336         4       793     2,746     1,539
Other income                      1,357     1,202     1,026     1,237       748
Other expenses                   13,582    13,139    12,095    11,463    10,780
                               --------  --------  --------  --------  --------
Income before income taxes        8,736    10,544    13,636    13,059     9,946
Provision for income taxes        3,856     5,003     6,134     5,644     4,349
                               --------  --------  --------  --------  --------
Net income                     $  4,880  $  5,541  $  7,502  $  7,415  $  5,597
                               ========  ========  ========  ========  ========
Net income per share:
 Basic                         $    .71  $    .81  $   1.12  $   1.12  $    .81
                               ========  ========  ========  ========  ========
 Diluted                       $    .70  $    .80  $   1.10  $   1.10  $    .81
                               ========  ========  ========  ========  ========
Cash dividends per
 common share                  $    .16  $    .15  $    .11  $    .09  $    .07
                               ========  ========  ========  ========  ========

Selected Operating Ratios
Return on average assets            0.5%      0.6%      0.8%      0.9%      0.9%
Return on average equity            4.3%      5.1%      7.2%      7.2%      5.9%
Net interest margin                 2.2%      2.4%      2.6%      2.7%      3.3%
Average equity/average assets      12.1%     11.1%     11.0%     12.7%     15.6%
Allowance for loan
losses/total loans                  1.0%      1.1%      1.0%      0.9%      0.8%

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

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2006, 2005 and 2004. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

BRANCH PURCHASE

        In September 2005, the Bank entered into an Agreement with Oritani, a New Jersey Chartered Savings Bank. Pursuant to the Agreement, which closed on May 12, 2006, the Bank (i) assumed certain commercial checking account deposit liabilities and (ii) purchased certain fixed assets and the real property of this Oritani bank branch located in Ridgefield, New Jersey for a cash purchase price of $850,000. Following the closing of the transaction, the Bank opened a branch of The Berkshire Bank at the Ridgefield, New Jersey location.

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

        With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2006, the Company completed its annual testing, which determined that no impairment write-offs were necessary.

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

DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005. Net income was $4.88 million, or $.70 per diluted share, for the fiscal year ended December 31, 2006, compared to $5.54 million, or $.80 per diluted share, for the fiscal year ended December 31, 2005. Net loans increased by approximately 20%. Investment securities and total assets decreased by approximately 14% and 3%, respectively.


                                       FISCAL YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                         2006            2005             %
                                                                       INC/(DEC)
                            (In millions, except per share data and percentages)

TOTAL ASSETS                           $948.7          $977.7               (3)%
Loans, net                              367.2           305.9               20%
Investment Securities                   515.2           600.0              (14)%
TOTAL LIABILITIES                       832.8           868.7               (4)%
Deposits                                681.5           680.3                0%
Borrowings                              138.1           178.9              (23)%
STOCKHOLDERS' EQUITY                    115.8           109.0                6%

TOTAL INCOME                             51.9            46.3               12%
Interest Income                          48.2            45.1                7%
TOTAL EXPENSE                            42.8            35.5               21%
Interest Expense                         29.2            22.4               30%
Net Interest Income                      19.0            22.7              (16)%
NET INCOME                                4.9             5.5              (11)%
Diluted Income Per Share                  .70             .80              (13)%
BANK BRANCHES                              11              10               --

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

                                       FISCAL YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                                         2005            2004             %
                                                                       INC/(DEC)
                            (In millions, except per share data and percentages)
TOTAL ASSETS                           $977.7          $972.6                1%
Loans, net                              305.9           284.1                8%
Investment Securities                   600.0           631.6               (5)%
TOTAL LIABILITIES                       868.7           865.0                0%
Deposits                                680.3           619.9               10%
Borrowings                              178.9           238.8              (25)%
STOCKHOLDERS' EQUITY                    109.0           107.6                1%

TOTAL INCOME                             46.3            41.8               11%
Interest Income                          45.1            40.0               13%
TOTAL EXPENSE                            35.5            28.0               27%
Interest Expense                         22.4            15.9               41%
Net Interest Income                      22.7            24.1               (6)%
NET INCOME                                5.5             7.5              (27)%
Diluted Income Per Share                  .80            1.10              (27)%
BANK BRANCHES                              10               9               --


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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                       TWELVE MONTHS ENDED               TWELVE MONTHS ENDED               TWELVE MONTHS ENDED
                                        DECEMBER 31, 2006                 DECEMBER 31, 2005                 DECEMBER 31, 2004
                                 -------------------------------   -------------------------------   -------------------------------

                                             INTEREST    AVERAGE               INTEREST    AVERAGE               INTEREST    AVERAGE
                                  AVERAGE       AND       YIELD/    AVERAGE       AND       YIELD/    AVERAGE       AND       YIELD/
                                  BALANCE    DIVIDENDS    RATE      BALANCE    DIVIDENDS    RATE      BALANCE    DIVIDENDS    RATE
                                 ---------   ---------   -------   ---------   ---------   -------   ---------   ---------   -------
INTEREST-EARNING ASSETS:
Loans (1)                        $ 327,210   $ 23,844     7.29%    $ 287,178   $ 19,399      6.76%   $ 290,774   $ 18,825      6.47%
Investment securities              550,443     24,027     4.37       648,829     25,355      3.91      620,511     21,120      3.40
Other (2)(5)                         8,509        350     4.11        10,765        302      2.81        4,376         63      1.44
                                 ---------   --------     ----     ---------   --------      ----    ---------   --------      ----
Total interest-earning assets      886,162     48,221     5.44       946,772     45,056      4.76      915,661     40,008      4.37
                                                          ----                               ----                              ----
Noninterest-earning assets          46,882                            44,497                            40,592
                                 ---------                         ---------                         ---------
Total Assets                     $ 933,044                         $ 991,269                         $ 956,253
                                 =========                         =========                         =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits          206,745      5,283     2.56       264,130      4,639      1.76      272,219      3,809      1.39
Time deposits                      410,729     17,276     4.21       338,834      9,552      2.82      309,968      6,024      1.94
Other borrowings                   144,722      6,627     4.58       225,657      8,208      3.64      223,208      6,083      2.73
                                 ---------   --------     ----     ---------   --------      ----    ---------   --------      ----
Total interest-bearing
 liabilities                       762,196     29,186     3.83       828,621     22,399      2.70      805,395     15,916      1.98
                                             --------     ----                 --------      ----                --------      ----

Demand deposits                     47,890                            44,739                            38,896
Noninterest-bearing liabilities      9,731                             8,310                             7,163
Stockholders' equity (5)           113,227                           109,599                           104,799
                                 ---------                         ---------                         ---------

Total liabilities and
 stockholders' equity            $ 933,044                         $ 991,269                         $ 956,253
                                 =========                         =========                         =========

Net interest income                          $ 19,035                          $ 22,657                          $ 24,092
                                             ========                          ========                          ========

Interest-rate spread (3)                                 1.61%                              2.06%                             2.39%
                                                         ====                               ====                              ====

Net interest margin (4)                                  2.15%                              2.39%                             2.63%
                                                         ====                               ====                              ====

Ratio of average interest-
earning assets to average
interest bearing liabilities          1.16                              1.14                              1.14
                                 =========                         =========                         =========

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

                                         TWELVE MONTHS ENDED DECEMBER 31, 2006
                                                        VERSUS
                                         TWELVE MONTHS ENDED DECEMBER 31, 2005
                                              INCREASE (DECREASE) DUE TO
                                        ---------------------------------------

                                          Rate           Volume          Total
                                        -------         -------         -------

Interest-earning assets:
 Loans                                  $ 1,522         $ 2,923         $ 4,445
 Investment securities                    2,985          (4,313)         (1,328)
 Other                                      140             (92)             48
                                        -------         -------         -------
Total                                     4,647          (1,482)          3,165
                                        -------         -------         -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits                2,113          (1,469)            644
 Time deposits                            4,710           3,014           7,724
 Other borrowings                         2,121          (3,702)         (1,581)
                                        -------         -------         -------
Total                                     8,944          (2,157)          6,787
                                        -------         -------         -------

Net interest income                     $(4,297)        $   675         $(3,622)
                                        =======         =======         =======



                                         TWELVE MONTHS ENDED DECEMBER 31, 2005
                                                        VERSUS
                                         TWELVE MONTHS ENDED DECEMBER 31, 2004
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

        As additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $52.74 million at December 31, 2006, at fixed rates for a period of one to five years.

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

        On a quarterly basis, the Bank's management committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

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

        Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, New York State Banking Department, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

        For the fiscal years ended December 31, 2006 and 2005, we charged-off loans of $42,000 and $26,000, respectively, and recovered loans of $137,000 and $185,000, respectively. All amounts recovered in fiscal 2006 and 2005 were returned to the allowance for loan losses.


RESULTS OF OPERATIONS FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005.

GENERAL. References to per share amounts below, unless stated otherwise, refer to diluted shares.

NET INCOME. Net income for the fiscal year ended December 31, 2006 was $4.88 million, or $.70 per share, as compared to $5.54 million, or $.80 per share, for the fiscal year ended December 31, 2005.

        The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. The difference between the yield on short-term, 3 month U.S. Treasury Notes, and long-term, 10 year U.S. Treasury Bonds, referred to as the yield curve is at historic lows. Inflation fighting actions taken by the Federal Reserve Board have moved short-term rates up while long-term rates have remained relatively flat. The Company's rising cost of funds in 2006 on deposits and borrowings has not been matched by the ability to increase the yields on assets.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

        For the fiscal year ended December 31, 2006, net interest income decreased by $3.62 million to $19.04 million from $22.66 million for the fiscal year ended December 31, 2005. The year over year decrease in net interest income was the result of the 113 basis point increase in the average rate paid on the average amount of interest-bearing liabilities to 3.83% in 2006 from 2.70% in 2005 and the smaller, 68 basis point increase in the average yield earned on the average amount of interest-earning assets to 5.44% in 2006 from 4.76% in 2005. Also contributing to the decrease in net interest income was the $60.61 million decrease in the average amount of interest-earning assets to $886.16 million in 2006 from $946.77 million in 2005. Partially offsetting these factors was the $66.43 million decrease in the average amount of interest-bearing liabilities to $762.20 million in 2006 from $828.62 million in 2005.

        The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 45 basis points to 1.61% in 2006 from 2.06% in 2005. This decline is primarily due to the change in deposit mix, the $71.90 million increase in higher cost CD's and the $57.39 million decrease in lower cost, non-maturity deposit accounts in 2006 compared to 2005. If the current rate environment continues, we expect to see continued pressure on the Company's interest-rate spread and net interest income.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 24 basis points to 2.15% in fiscal 2006 from 2.39% in fiscal 2005. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.44% and 4.76% in fiscal 2006 and 2005, respectively. The decrease in net interest margin is primarily due to the decrease in net interest income, partially offset by the decrease in average interest-earning assets.

        The average amount of loans increased by $40.03 million to $327.21 million in 2006 from $287.18 million in 2005, and the average yield on such loans increased by 53 basis points to 7.29% in fiscal 2006 from 6.76% in fiscal 2005. The average amount of investment securities decreased by $98.39 million to $550.44 million in fiscal 2006 from $648.83 million in fiscal 2005. The average yield on investment securities improved by 46 basis points, to 4.37% in 2006 from 3.91% in 2005. The average amount of other interest-earning assets, primarily cash and short-term investments, decreased by $2.26 million to $8.51 million in 2006 from $10.77 million in 2005 and returned an average yield of 4.11% and 2.81% in fiscal 2006 and 2005, respectively.

INTEREST INCOME. Total interest income for the fiscal year ended December 31, 2006 increased by $3.17 million, or 7.02%, to $48.22 million from $45.06 million for the fiscal year ended December 31, 2005. The increase in interest income was primarily due to the increase in the yields on interest-earning assets, partially offset by the decrease in the average amount of total interest-earning assets. Loans contributed $23.84 million of interest income in fiscal 2006, an increase of $4.44 million from the $19.40 million of interest income contributed in fiscal 2005. Investment securities contributed $24.03 million of interest income in fiscal 2006, a decrease of $1.33 million from the $25.36 million of interest income earned on securities in fiscal 2005.

                                     FISCAL 2006                FISCAL 2005
                               ----------------------      --------------------
                               INTEREST       % OF         INTEREST      % OF
                                INCOME       TOTAL          INCOME       TOTAL
                                     (In thousands, except percentages)
Loans                           $23,844       49.45%        $19,399       43.06%
Investment Securities            24,027       49.82          25,355       56.27
Other                               350        0.73             302        0.67
                                -------      ------         -------      ------
Total Interest Income           $48,221      100.00%        $45,056      100.00%


        Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, grew to 36.92% of our total average interest-earning assets in fiscal 2006 from 30.33% in fiscal 2005. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                     FISCAL 2006                FISCAL 2005
                                -------------------        --------------------
                                AVERAGE        % OF         AVERAGE      % OF
                                 AMOUNT       TOTAL          AMOUNT      TOTAL
                                       (In thousands, except percentages)
Loans                           $327,210      36.92%        $287,178      30.33%
Investment Securities            550,443      62.12          648,829      68.53
Other                              8,509       0.96           10,765       1.14
                                -------      ------         -------      ------
Total Interest-Earning Assets   $886,162     100.00%        $946,772     100.00%


INTEREST EXPENSE. Total interest expense for the fiscal year ended December 31, 2006 increased by $6.79 million, or 30.30%, to $29.19 million from $22.40 million for the fiscal year ended December 31, 2005. The increase in interest expense was due to the increase in the average rate paid on such liabilities, 3.83% and 2.70% in fiscal years 2006 and 2005, respectively, partially offset by the decrease in the average amount of interest-bearing liabilities. As short-term rates moved higher during 2006, interest expense increased as we priced our deposit products to meet the competition and the adjustable rates paid on other borrowings increased as well. In April 2005 and May 2004, we sold $7.22 million and $15.46 million, respectively, of floating rate junior subordinated debentures which mature in 2035 and 2034, respectively. The net proceeds of said sales were used to augment the Bank's capital. The interest expense on these debentures, which are included in other borrowings, was $1.77 million and $1.27 million during fiscal 2006 and 2005, respectively.


                                       FISCAL 2006               FISCAL 2005
                                -------------------------   -------------------
                                INTEREST      % OF          INTEREST      % OF
                                EXPENSE       TOTAL         EXPENSE       TOTAL
                                        (In thousands, except percentages)
Interest-Bearing Deposits       $ 5,283       18.10%        $ 4,639       20.71%
Time Deposits                    17,276       59.19           9,552       42.64
Other Borrowings                  6,627       22.71           8,208       36.65
                                -------      ------         -------      ------
Total Interest Expense          $29,186      100.00%        $22,399      100.00%


                                      FISCAL 2006                FISCAL 2005
                                -------------------         -------------------
                                AVERAGE       % OF          AVERAGE       % OF
                                 AMOUNT       TOTAL          AMOUNT       TOTAL
                                       (In thousands, except percentages)
Interest-Bearing Deposits       $206,745      27.12%        $264,130      31.88%
Time Deposits                    410,729      53.89          338,834      40.89
Other Borrowings                 144,722      18.99          225,657      27.23
                                -------      ------         -------      ------
Total Interest-Bearing
  Liabilities                   $762,196     100.00%        $828,621     100.00%

NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2006, total non-interest income increased by $2.48 million to $3.69 million from $1.21 million for the fiscal year ended December 31, 2005. In 2006, we recorded gains of $2.34 million on the sales and issuer redemptions of investment securities. In 2005, such gains amounted to $4,000. Service charges on deposit accounts were flat and other income increased by $156,000.


                                   FISCAL 2006                FISCAL 2005
                              ---------------------      ----------------------
                              NON-INTEREST    % OF       NON-INTEREST     % OF
                                 INCOME      TOTAL          INCOME        TOTAL
                                     (In thousands, except percentages)
Service Charges on Deposits     $   588       15.92%        $   589       48.84%
Investment Securities gains       2,336       63.26               4        0.33
Other                               769       20.82             613       50.83
                                -------      ------         -------      ------
Total Non-Interest Income       $ 3,693      100.00%        $ 1,206      100.00%


NON-INTEREST  EXPENSE.  Non-interest  expense  includes  salaries  and  employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the year ended December 31, 2006 increased by $443,000, or 3.37%, to $13.58 million from $13.14 million for the year ended December 31, 2005. The largest component of non-interest expense are salaries and employee benefits which increased by $479,000 to $8.48 million in fiscal 2006 from $8.00 million in fiscal 2005. The increase is due to the addition of personnel in our internal control and compliance departments.

                                  FISCAL 2006                FISCAL 2005
                             ----------------------      ----------------------
                             NON-INTEREST     % OF       NON-INTEREST     % OF
                                EXPENSE      TOTAL          EXPENSE      TOTAL
                                -------      ------         -------      ------
                                      (In thousands, except percentages)
Salaries and Employee Benefits  $ 8,481       62.44%        $ 8,002       60.90%
Net Occupancy Expense             1,961       14.44           1,728       13.15
Equipment Expense                   108        0.80             397        3.02
FDIC Assessment                      85        0.63             272        2.07
Data Processing Expense             366        2.69             198        1.51
Other                             2,581       19.00           2,542       19.35
                                -------      ------         -------      ------
Total Non-Interest Expense      $13,582      100.00%        $13,139      100.00%


PROVISION FOR INCOME TAX. During the years ended December 31, 2006 and 2005, we recorded income tax expense of $3.86 million and $5.00 million, respectively. The tax provisions for federal, state and local taxes recorded for 2006 and 2005 represent effective tax rates of 44.14% and 47.45%, respectively.

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

        Also contributing to the change in net interest income was the interest-rate spread or the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. During fiscal 2005, the Company's interest-rate spread decreased by 33 basis points to 2.06% from 2.39% during fiscal 2004. If interest rates remain at current levels or increase slowly over time, we expect to see only moderate pressure on the Company's interest-rate spread and net interest income. Investment securities in our portfolio that have been sold, matured or called by the issuer during fiscal 2004 and 2005 have been replaced with securities carrying somewhat higher yields and, by design, shorter maturities to provide a hedge against a rising interest rate environment. Rates paid on deposit accounts are likely to increase in a rising rate environment due to competition for deposits in the market place. The cost of borrowed funds with floating rather than fixed interest rates will increase as well.

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


                                    FISCAL 2005                 FISCAL 2004
                               --------------------        --------------------
                               INTEREST       % OF         INTEREST      % OF
                                INCOME       TOTAL          INCOME       TOTAL
                                      (In thousands, except percentages)
Loans                           $19,399       43.06%        $18,825       47.05%
Investment Securities            25,355       56.27          21,120       52.79
Other                               302        0.67              63        0.16
                                -------      ------         -------      ------
Total Interest Income           $45,056      100.00%        $40,008      100.00%


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


                                    FISCAL 2005                  FISCAL 2004
                                -------------------         -------------------
                                AVERAGE        % OF         AVERAGE      % OF
                                 AMOUNT       TOTAL          AMOUNT      TOTAL
                                      (In thousands, except percentages)
Loans                           $287,178      30.33%        $290,774      31.76%
Investment Securities            648,829      68.53          620,511      67.77
Other                             10,765       1.14            4,376       0.47
                                -------      ------         -------      ------
Total Interest-Earning Assets   $946,772     100.00%        $915,661     100.00%

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

                                   FISCAL 2005                   FISCAL 2004
                               --------------------        --------------------
                               INTEREST       % OF         INTEREST       % OF
                                EXPENSE      TOTAL          EXPENSE       TOTAL
                                        (In thousands, except percentages)
Interest-Bearing Deposits       $ 4,639       20.71%        $ 3,809       23.93%
Time Deposits                     9,552       42.64           6,024       37.85
Other Borrowings                  8,208       36.65           6,083       38.22
                                -------      ------         -------      ------
Total Interest Expense          $22,399      100.00%        $15,916      100.00%


                                    FISCAL 2005                  FISCAL 2004
                                -------------------         -------------------
                                AVERAGE      % OF           AVERAGE       % OF
                                 AMOUNT      TOTAL          AMOUNT       TOTAL
                                -------      ------         -------      ------
                                      (In thousands, except percentages)
Interest-Bearing Deposits       $264,130      31.88%        $272,219      33.80%
Time Deposits                   338,834       40.89         309,968       38.49
Other Borrowings                225,657       27.23         223,208       27.71
                                -------      ------         -------      ------
Total Interest-Bearing
  Liabilities                   $828,621     100.00%        $805,395     100.00%



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

                                   FISCAL 2005                 FISCAL 2004
                              ---------------------     -----------------------
                              NON-INTEREST    % OF      NON-INTEREST      % OF
                                 INCOME       TOTAL         INCOME        TOTAL
                                      (In thousands, except percentages)
Service Charges on Deposits     $   589       48.84%        $   520       28.59%
Investment Securities gains           4        0.33             793       43.60
Other                               613       50.83             506       27.81
                                -------      ------         -------      ------
Total Non-Interest Income       $ 1,206      100.00%        $ 1,819      100.00%


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

                                   FISCAL 2005                 FISCAL 2004
                             ----------------------      ----------------------
                             NON-INTEREST     % OF       NON-INTEREST     % OF
                                EXPENSE      TOTAL          EXPENSE      TOTAL
                                       (In thousands, except percentages)
Salaries and Employee Benefits  $ 8,002       60.90%        $ 6,886       56.93%
Net Occupancy Expense             1,728       13.15           1,538       12.72
Equipment Expense                   397        3.02             357        2.95
FDIC Assessment                     272        2.07             115        0.95
Data Processing Expense             198        1.51             157        1.30
Other                             2,542       19.35           3,042       25.15
                                -------      ------         -------      ------
Total Non-Interest Expense      $13,139      100.00%        $12,095      100.00%


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

        The   following   table   sets   forth  the  cost  and  fair   value  of
available-for-sale and held-to-maturity securities as of the dates indicated:

                                                          DECEMBER 31,
                              --------------------------------------------------------------------
                                       2006                   2005                    2004
                              --------------------    --------------------    --------------------
                                COST        FAIR        COST        FAIR        COST        FAIR
                                            VALUE                  VALUE                    VALUE
                              --------    --------    --------    --------    --------    --------
                                                         (In thousands)
  AVAILABLE-FOR-SALE
U.S. Treasury Notes           $  5,002    $  4,990    $ 14,985    $ 14,899    $ 24,896    $ 24,722
U.S. Government Agencies       322,986     317,164     448,196     439,645     471,018     467,271
Mortgage-backed securities      67,472      65,853      81,681      79,686     109,822     109,330
Corporate notes                 44,366      44,038      54,590      52,304      21,089      21,627
Municipal securities             5,698       7,187       1,972       2,306       1,307       1,441
Marketable equity
 securities and other           75,419      75,566      10,351      10,570       6,363       6,577
                              --------    --------    --------    --------    --------    --------
Total                         $520,943    $514,798    $611,775    $599,410    $634,495    $630,968
                              ========    ========    ========    ========    ========    ========

  HELD-TO-MATURITY
U.S. Government Agencies      $    433    $    436    $    562    $    573    $    624    $    633

Total                         $    433    $    436    $    562    $    573    $    624    $    633
                              ========    ========    ========    ========    ========    ========

        The following tables summarize the Company's available-for-sale and held- to-maturity securities:

                                                        DECEMBER 31, 2006
                                                --------------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                  YIELD      COST     FAIR VALUE
                                                  ----     --------    --------
                                                     (Dollars in thousands)
AVAILABLE-FOR-SALE
  U.S. Treasury Notes
Due after one year through five years             4.62%    $  5,002    $  4,990

                                                           --------    --------
                                                              5,002       4,990
                                                           --------    --------
  U.S. Government Agencies Obligations
Due within one year                               4.19       31,051      30,921
Due after one year through five years             4.14      200,964     197,212
Due after five years through ten years            4.61       76,931      75,325
Due after ten years                               4.06       14,040      13,706
                                                           --------    --------
                                                            322,986     317,164
  Municipal Obligations
Due after ten years                               9.84        5,698       7,187
                                                           --------    --------
                                                              5,698       7,187
                                                           --------    --------
  Mortgage-backed securities
Due after one year through five years             4.44        5,101       4,900
Due after five years through ten years            4.07       10,224       9,746
Due after ten years                               5.00       52,147      51,207
                                                           --------    --------
                                                             67,472      65,853
  Corporate Notes
Due within one year                               5.30       15,439      15,438
Due after one year through five years             5.80        7,036       7,027
Due after five years through ten years            4.00        5,000       4,483
Due after ten years                               6.79       16,891      17,090

                                                             44,366      44,038

  Common Stocks                                   0.46          329         420
  Preferred Stocks                                4.44       71,741      71,797
  Money market funds                              4.37          305         305
  Federal Home Loan Bank Stock                    6.25        3,044       3,044
                                                           --------    --------
                                                             75,419      75,566
                                                           $520,943    $514,798
HELD-TO-MATURITY
  U.S. Government Agencies Obligations
Due after five years through ten years            6.25           29          29
Due after ten years                               6.58          404         407
                                                           --------    --------
                                                           $    433    $    436
                                                           ========    ========

LOAN PORTFOLIO

        LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2006, 2005 and 2004, the Company had total loans, net of unearned income of $370.92 million, $309.23 million and $286.98 million, respectively, and an allowance for loan losses of $3.77 million, $3.27 million and $2.93 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

        RESIDENTIAL MORTGAGE LOANS (1 TO 4 FAMILY LOANS). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2006 and 2005, approximately $143.62 million and $142.81 million, respectively, or 39% and 46%, respectively, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2006 and 2005, approximately 14% and 4%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86% and 96%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

        At December 31, 2006, the Bank's total capital, net of goodwill and loan loss reserves, was approximately $99.17 million and thus it was generally not permitted to make loans to one borrower in excess of approximately $14.89 million, with an additional amount of approximately $9.93 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single mortgage loan in an amount in excess of approximately $14.89 million. At December 31, 2006, the Bank was in compliance with these standards.

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

        The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                                           DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                   2006                  2005                  2004                 2003                 2002
                            ------------------    ------------------    ------------------   ------------------   ------------------
                                          % OF                 % OF                   % OF                 % OF                 % OF
                              AMOUNT     TOTAL     AMOUNT      TOTAL      AMOUNT     TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                            ---------    -----    ---------    -----    ---------    -----   ---------    -----   ---------    -----
                                                                       (Dollars in thousands)
Commercial and
 professional loans         $  63,331    17.0%    $  33,370    10.8%    $  16,498     5.7%   $  22,228     7.5%   $  16,704     6.0%

Secured by real estate
 1 - 4 family                 139,611    37.5       139,931    45.1       155,079    53.9      169,589    57.4      180,730    65.4
 Multi family                   4,013     1.1         2,874     0.9         4,600     1.6        6,608     2.2        8,958     3.2
 Non-residential
 (commercial)                 160,417    43.1       132,142    42.6       109,597    38.1       94,956    32.2       65,809    23.8
Consumer                        4,763     1.3         2,018     0.6         1,989     0.7        2,239     0.7        4,051     1.6
                            ---------    ----     ---------    ----     ---------     ---    ---------     ---    ---------   -----

Total loans                   372,135    100.0%     310,335    100.0%     287,763    100.0%    295,620    100.0%    276,252   100.0%
                                         =====                 =====                 =====                =====               =====

Less: Allowance
 for loan losses               (3,771)               (3,266)               (2,927)              (2,593)              (2,315)
Unearned fees                  (1,212)               (1,105)                 (784)                (864)                (755)
                            ---------             ---------             ---------            ---------            ---------
Loans, net                  $ 367,152             $ 305,964              $284,052            $ 292,163             $273,182
                            =========             =========             =========            =========            =========

IMPAIRED LOAN BALANCE, NONACCRUAL LOANS AND LOANS GREATER THAN 90 DAYS STILL ACCRUING

        The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $0 and $74,000 at December 31, 2006 and 2005, respectively.


                                                   DECEMBER 31,
                                 -----------------------------------------------
                                 2006       2005       2004       2003      2002
                                 ----       ----       ----       ----      ----
                                             (Dollars in Thousands)
Nonaccrual loans:
Commercial and                   $ --       $ --       $ --       $ --       $--
 professional loans
Consumer                           --          3          1         --        --
Secured by real estate            201        253        342        109        59
                                 ----       ----       ----       ----       ---
Total nonaccrual loans            201        256        343        109        59
                                 ----       ----       ----       ----       ---
Accruing loans delinquent
 90 days or more                   --         74         50         --        --
                                 ----       ----       ----       ----       ---
Total nonperforming loans        $201       $330       $393       $109       $59
                                 ====       ====       ====       ====       ===
Total nonperforming loans
 to total assets                  .02%       .03%       .04%       .01%       --
                                 ====       ====       ====       ====       ===

        The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                 DECEMBER 31, 2006
                                    -------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN       PERCENT OF      PERCENT OF
                                      LOSSES        ALLOWANCE       TOTAL LOANS
                                    ---------       ----------      -----------
Commercial and
 professional loans                  $   852            22.6%            0.23%
Secured by real estate
 1 - 4 family                            634            16.8             0.17
 Multi family                             54             1.4             0.01
 Non-residential                       2,166            57.5             0.58
Consumer and other                        64             1.7             0.02
General allowance (1)                     --              --               --
                                     -------         -------          -------
Total allowance
 for loan losses                     $ 3,771           100.0%            1.01%
                                     =======         =======          =======

     (1) The allowance for loan losses is allocated to specific loans as necessary.

                                                 DECEMBER 31, 2005
                                    -------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN       PERCENT OF      PERCENT OF
                                      LOSSES        ALLOWANCE       TOTAL LOANS
                                    ---------       ----------      -----------
Commercial and
 professional loans                  $   450            13.8%            0.15%
Secured by real estate
 1 - 4 family                            937            28.7             0.30
 Multi family                             39             1.2             0.01
 Non-residential                       1,784            54.6             0.57
Consumer and other                        27             0.8             0.01
General allowance (1)                     29             0.9             0.01
                                     -------         -------          -------
Total allowance
 for loan losses                     $ 3,266           100.0%            1.05%
                                     =======         =======          =======

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.

                                                 DECEMBER 31, 2004
                                    -------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN       PERCENT OF      PERCENT OF
                                      LOSSES        ALLOWANCE       TOTAL LOANS
                                    ---------       ----------      -----------
Commercial and
 professional loans                    $   223             7.6%            0.08%
Secured by real estate
 1 - 4 family                              775            26.5             0.27
 Multi family                               62             2.1             0.02
 Non-residential                         1,398            47.8             0.49
Consumer and other                          27             0.9             0.01
General allowance (1)                      442            15.1             0.15
                                       -------         -------          -------
Total allowance
 for loan losses                       $ 2,927           100.0%            1.02%
                                       =======         =======          =======

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                 DECEMBER 31, 2003
                                    -------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN       PERCENT OF      PERCENT OF
                                      LOSSES        ALLOWANCE       TOTAL LOANS
                                    ---------       ----------      -----------
Commercial and
 professional loans                  $   300            11.6%            0.10%
Secured by real estate
 1 - 4 family                            424            16.3             0.14
 Multi family                             89             3.4             0.03
 Non-residential                       1,198            46.2             0.41
Consumer and other                        30             1.2             0.01
General allowance (1)                    552            21.3             0.19
                                     -------         -------          -------
Total allowance
 for loan losses                     $ 2,593           100.0%            0.88%
                                     =======         =======          =======

----------
(1) The allowance for loan losses is allocated to specific loans as necessary.


                                                DECEMBER 31, 2002
                                    -------------------------------------------
                                    ALLOWANCE
                                     FOR LOAN       PERCENT OF      PERCENT OF
                                      LOSSES        ALLOWANCE       TOTAL LOANS
                                    ---------       ----------      -----------
Commercial and
 professional loans                  $   225             9.7%            0.08%
Secured by real estate
 1 - 4 family                            452            19.5             0.16
 Multi family                            121             5.2             0.04
 Non-residential                         888            38.4             0.32
Consumer and other                        55             2.4             0.02
General allowance (1)                    574            24.8             0.21
                                     -------         -------          -------
Total allowance
 for loan losses                     $ 2,315           100.0%            0.83%
                                     =======         =======          =======

(1) The allowance for loan losses is allocated to specific loans as necessary.

        The following tables set forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.


                                                  DECEMBER 31, 2006
                                       -----------------------------------------
                                        WITHIN      1 TO      AFTER
                                        1 YEAR    5 YEARS    5 YEARS      TOTAL
                                       -------    -------    -------    --------
                                                    (In thousands)
FIXED RATE
Commercial and professional            $   828    $32,036    $   228    $ 33,092
Non-residential                         32,325     30,405     17,482      80,212

Total fixed rate                       $33,153    $62,441    $17,710    $113,304
                                       -------    -------    -------    --------

ADJUSTABLE RATE
Commercial and professional             12,957     13,827      3,455      30,239
Non-residential                         20,816     11,818     52,334      84,968

Total adjustable rate                  $33,773    $25,645    $55,789    $115,207
                                       -------    -------    -------    --------
Total                                  $66,926    $88,086    $73,499    $228,511
                                       =======    =======    =======    ========


        The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                YEARS ENDED DECEMBER 31,
                              -------------------------------------------------------------
                                2006         2005         2004         2003          2002
                              --------     --------     --------     --------     ---------
Average loans outstanding     $327,210     $287,178     $290,774     $291,586     $ 265,961
                              ========     ========     ========     ========     =========
Allowance at beginning
 of period                       3,266        2,927        2,593        2,315         2,030
Charge-offs:
 Commercial and other
  loans                             42           26           24            4           199
 Real estate loans                  --           --           --           13            --
                              --------     --------     --------     --------     ---------
  Total loans charged-off           42           26           24           17           199
                              --------     --------     --------     --------     ---------
Recoveries:
 Commercial and other
  loans                            137          185          178           55            97
 Real estate loans                  --           --           --           --            --
                              --------     --------     --------     --------     ---------
  Total loans recovered            137          185          178           55            97
                              --------     --------     --------     --------     ---------
  Net recoveries
   (charge-offs)                    95          159          154           38          (102)
                              --------     --------     --------     --------     ---------
Provision for loan losses
 charged to operating
 expenses                          410          180          180          240           387

Allowance at end of period    $  3,771     $  3,266     $  2,927     $  2,593     $   2,315
                              --------     --------     --------     --------     ---------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                 .03%         .06%         .05%         .01%         (.03)%
                              ========     ========     ========     ========     =========

Allowance as a percent
 of total loans                   1.01%        1.05%        1.02%        0.88%         0.83%
                              ========     ========     ========     ========     =========

Total loans at end
 of period                    $372,135     $310,335     $287,763     $295,620     $ 276,252
                              ========     ========     ========     ========     =========

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

        The following table summarizes the composition of the average balances of major deposit categories:

                                              DECEMBER 31,
                        --------------------------------------------------------
                               2006               2005               2004
                        -----------------   ----------------   -----------------
                         AVERAGE  AVERAGE   AVERAGE  AVERAGE    AVERAGE  AVERAGE
                         AMOUNT    YIELD     AMOUNT   YIELD     AMOUNT    YIELD
                        --------   ----     --------   ----    --------   ----
                                        (Dollars in thousands)
Demand deposits         $ 47,890     --     $ 44,739     --    $ 38,896     --
NOW and money market      35,141   0.61%      42,756   0.56%     47,677   0.65%
Savings deposits         171,604   2.95      221,374   1.99     224,542   1.55
Time deposits            410,729   4.21      338,834   2.82     309,968   1.94
                        --------   ----     --------   ----    --------   ----
Total deposits          $665,364   3.39%    $647,703   2.19%   $621,083   1.58%
                        ========   ====     ========   ====    ========   ====


        The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $203.59 million, $203.72 million and $109.74 million at December 31, 2006, 2005 and 2004, respectively.

        The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2006:

                                                           (In thousands)
        3 months or less                                        $103,269
        Over 3 months but within 6 months                         84,426
        Over 6 months but within 12 months                        12,714
        Over 12 months                                             3,181
                                                                --------
        Total                                                   $203,590
                                                                ========

SHORT-TERM BORROWINGS

        Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of Treasury Tax and Loan Note Options and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                    YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                2006        2005         2004
                                              -------     --------     --------
                                                    (Dollars in thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                       $62,652     $ 73,044     $127,747
    Average during the year                   $56,236     $108,785     $129,794
    Maximum month-end balance                 $79,154     $145,489     $148,753
    Weighted average rate during the year        3.75%        3.47%        1.87%
    Rate at December 31                          4.94%        3.59%        2.27%


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

        For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by the Company's Board of Directors. The Company paid cash dividends per share of $.16, $.15 and $.11 in fiscal 2006, 2005 and 2004, respectively. The ability to fund the Company's operations and to pay dividends is not dependent upon the receipt of dividends from the Bank. At December 31, 2006, the Company had cash of approximately $11.5 million and investment securities with a fair market value of $15.9 million.

CONTINGENT LIABILITIES AND COMMITMENTS

        The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2006.

                                            EXPIRATION BY PERIOD
                           -----------------------------------------------------
                                         LESS                             MORE
                                         THAN        1-3       3-5        THAN
                            TOTAL       1 YEAR      YEARS     YEARS      5 YEARS
                           -------     -------     -------    -----       ------
                                                (In thousands)
Lines of Credit            $38,288     $11,148     $21,866     $   --     $5,274
Standby Letters
 of Credit                   3,423       3,423          --         --         --
Loan Commitments                --          --          --         --         --
                           -------     -------     -------     ------     ------
Total                      $41,711     $14,571     $21,866     $   --     $5,274
                           =======     =======     =======     ======     ======

CONTRACTUAL OBLIGATIONS

        The following table presents the Company's contractual obligations at December 31, 2006.

                                          PAYMENTS DUE BY PERIODS
                           -----------------------------------------------------
                                         LESS                            MORE
                                         THAN        1-3       3-5       THAN
                            TOTAL       1 YEAR      YEARS     YEARS     5 YEARS
                           -------     -------     -------    -----      ------
                                                (In thousands)
Long-Term Debt             $75,419     $ 9,302     $29,436     $14,000   $22,681
Operating Leases             3,551         867       1,234        976       474
Time Deposits              423,712     418,413       5,297          2        --
                           -------     -------     -------     ------    ------
Total Contractual
Obligations                $502,682    $428,582    $35,967     $14,978   $23,155
                           =======     =======     =======     ======    ======


        The Company currently has two unconsolidated subsidiaries and no special purpose entities.

CAPITAL

        The capital ratios of the Bank and the Company are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators. See Note P to the Consolidated Financial Statements.

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

                                                                    BERKSHIRE BANCORP INC.
                                                      INTEREST RATE SENSITIVITY GAP AT DECEMBER 31, 2006
                                                            (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                    ----------------------------------------------------------------------------------------
                                      3 MONTHS       3 THROUGH        1 THROUGH         OVER
                                      OR LESS        12 MONTHS         3 YEARS         3 YEARS         TOTAL      FAIR VALUE
                                    -------------   -------------   -------------  --------------  ------------   ----------
Federal funds sold                     11,300                                                          11,300       11,300

                           (Rate)        5.11%
Interest bearing deposits in banks      4,950              --              --             --            4,950       4,950

                           (Rate)        4.17%                                                           4.17%
Loans (1)(2)
Adjustable rate loans                  75,884          11,281          22,208         32,804          142,177       144,075

                           (Rate)        8.97%           7.66%           6.65%          6.91%            8.03%
Fixed rate loans                       12,680          20,502          23,523        173,253          229,958       230,977

                           (Rate)        8.59%           7.89%           6.90%          6.61%            6.86%
                                    ---------       ---------       ---------      ---------       ----------
Total loans                            88,564          31,783          45,731        206,057          372,135       375,052

Investments (3)(4)                    144,793          82,033         103,620        190,390          520,836       515,234

                           (Rate)        4.28%           4.39%           4.31%          4.88%            4.52%
                                    ---------       ---------       ---------      ---------       ----------
Total rate-sensitive assets           249,607          113,816        149,351        396,447          909,221
                                    ---------       ----------      ---------      ---------       ----------
Deposit accounts (5)
Savings and NOW                       193,945              --              --             --          193,945       193,945

                           (Rate)        3.19%                                                           3.19%
Money market                           14,413              --              --             --           14,413       14,413

                           (Rate)        0.70%                                                           0.70%
Time Deposits                         198,474         219,939           5,297              2          423,712       423,161

                           (Rate)        4.67%           5.02%           2.78%          1.74%            4.83%
                                    ---------       ---------       ---------      ---------       ----------
Total deposit accounts                406,832         219,939           5,297              2          632,070
Repurchase Agreements                  59,652           3,000              --             --           62,652       62,606

                           (Rate)        5.01%           3.52%             --             --             4.94%
Other borrowings                        2,588           6,714          29,436         36,681           75,419       75,569

                           (Rate)        5.53%           3.46%           3.60%          7.23%            5.42%
                                    ---------       ---------       ---------      ---------       ----------
Total rate-sensitive liabilities      469,072         229,653          34,733         36,683          770,141
                                    ---------       ---------       ---------      ---------       ----------
Interest rate caps                     20,000         (10,000)        (10,000)                                         20

Gap (repricing differences)          (239,465)       (105,837)        124,618        359,764          139,080
                                    =========       =========       =========      =========       ==========

Cumulative Gap                       (239,465)       (345,302)       (220,684)       139,080
                                    =========       =========       =========      =========
Cumulative Gap to Total Rate
Sensitive Assets                       (26.33)%        (37.98)%        (24.27)%        15.30%
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

ACCOUNTING FOR FAIR VALUE MEASUREMENT

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

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value and the benefit obligation - in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Other Comprehensive Income; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits". An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its first fiscal year ending after December 15, 2006. For the Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008. Based upon the advice of our consultants, management believes that the adoption of this statement for the year ended December 31, 2006 will have no significant effect on Other Comprehensive Income and stockholders' equity.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

        On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"): an interpretation of FASB No. 109. FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        We are currently assessing the impact of FIN 48 on our consolidated financial statements and expect that the adoption of FIN 48 by the Company will result in a decrease in our tax reserves of approximately $950,000 and a corresponding increase to stockholders' equity as of January 1, 2007.

ACCOUNTING FOR FINANCIAL ASSETS

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

ACCOUNTING FOR PRIOR YEAR MISSTATEMENTS

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

        SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material effect on the Company's results of operations or financial condition as management is not aware of any prior year misstatements in the Company's financial statements.

ACCOUNTING FOR STOCK BASED COMPENSATION

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's previous accounting under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005 or our fiscal year 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

        The  Company  adopted  SFAS  123(R) in the first  quarter of fiscal year
2006. The adoption of SFAS 123(R) did not have an impact on its operating results and financial condition because the Company made no stock-based compensation payments in fiscal 2006. The pro forma information presented in Note B9, Stock Based Compensation, presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

        At December 31, 2006, the Company has one stock-based employee compensation plan. The Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during 2006, 2005 and 2004, and we have no plans to grant significant stock options, if any, in 2007. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

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

        Application of the guidance in FSP FAS 115-1 and FAS 124-1, applicable to reporting periods beginning after December 15, 2005, did not have a material adverse effect on our consolidated financial statements.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        The current objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule was effective December 28, 2005.

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

        See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Berkshire Bancorp Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

New York, New York
March 28, 2007

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   DECEMBER 31,    DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
ASSETS
Cash and due from banks                            $      8,061    $      9,825
Interest bearing deposits                                 4,950           4,457
Federal funds sold                                       11,300          13,600
                                                   ------------    ------------
Total cash and cash equivalents                          24,311          27,882
Investment Securities:
 Available-for-sale                                     514,798         599,410
 Held-to-maturity, fair value of $436
  in 2006 and $573 in 2005                                  433             562
                                                   ------------    ------------
Total investment securities                             515,231         599,972
Loans, net of unearned income                           370,923         309,230
 Less: allowance for loan losses                         (3,771)         (3,266)
                                                   ------------    ------------
Net loans                                               367,152         305,964
Accrued interest receivable                               6,397           6,784
Premises and equipment, net                               9,338           8,602
Goodwill, net                                            18,549          18,549
Other assets                                              7,678           9,699
                                                   ------------    ------------
Total assets                                       $    948,656    $    977,452
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                              $     49,418    $     50,269
 Interest bearing                                       632,071         629,991
                                                   ------------    ------------
Total deposits                                          681,489         680,260
Securities sold under agreements to repurchase           62,652          73,044
Long term borrowings                                     52,738          83,201
Subordinated debt                                        22,681          22,681
Accrued interest payable                                  8,110           5,731
Other liabilities                                         5,209           3,825
                                                   ------------    ------------
Total liabilities                                       832,879         868,742
                                                   ------------    ------------

Stockholders' equity
 Preferred stock - $.10 Par value:                           --              --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued qqqq --  7,698,285 shares
  Outstanding --
   December 31, 2006, 6,877,881 shares
   December 31, 2005, 6,890,556 shares                      770             770
Additional paid-in capital                               90,659          90,594
Retained earnings                                        37,285          33,504
Accumulated other comprehensive loss, net                (4,772)         (8,415)
 Treasury Stock
 December 31, 2006,   820,404 shares
 December 31, 2005,   807,729 shares                     (8,165)         (7,743)
                                                   ------------    ------------
Total stockholders' equity                              115,777         108,710
                                                   ------------    ------------
Total liabilities and stockholders' equity         $    948,656    $    977,452
                                                   ============    ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                      2006           2005           2004
                                                    --------       --------       --------
INTEREST INCOME
Federal funds sold and interest bearing deposits    $    350       $    302       $     63
Investment securities                                 24,027         25,355         21,120
Loans, including related fees                         23,844         19,399         18,825
                                                    --------       --------       --------
Total interest income                                 48,221         45,056         40,008
                                                    --------       --------       --------
INTEREST EXPENSE
Deposits                                              22,559         14,191          9,833
Short-term borrowings                                  2,110          3,167          2,422
Long-term borrowings                                   4,517          5,041          3,661
                                                    --------       --------       --------
Total interest expense                                29,186         22,399         15,916
                                                    --------       --------       --------
Net interest income                                   19,035         22,657         24,092
PROVISION FOR LOAN LOSSES                                410            180            180
                                                    --------       --------       --------
Net interest income after
 provision for loan losses                            18,625         22,477         23,912
                                                    --------       --------       --------
NON-INTEREST INCOME
Service charges on deposit accounts                      588            589            520
Investment securities gains                            2,336              4            793
Other income                                             769            613            506
                                                    --------       --------       --------
Total non-interest income                              3,693          1,206          1,819
                                                    --------       --------       --------
NON-INTEREST EXPENSE
Salaries and employee benefits                         8,481          8,002          6,886
Net occupancy expense                                  1,961          1,728          1,538
Equipment expense                                        108            397            357
FDIC assessment                                           85            272            115
Data processing expense                                  366            198            157
Other                                                  2,581          3,542          3,042
                                                    --------       --------       --------
Total non-interest expense                            13,582         13,139         12,095
                                                    --------       --------       --------
Income before provision for income taxes               8,736         10,544         13,636
Provision for income taxes                             3,856          5,003          6,134
                                                    --------       --------       --------
Net income                                          $  4,880       $  5,541       $  7,502
                                                    ========       ========       ========
Net income per share:
 Basic                                              $    .71       $    .81       $   1.12
                                                    ========       ========       ========
 Diluted                                            $    .70       $    .80       $   1.10
                                                    ========       ========       ========
Number of shares used to compute
 net income per share:
Basic                                                  6,891          6,805          6,672
                                                    ========       ========       ========
Diluted                                                6,976          6,939          6,848
                                                    ========       ========       ========

Dividends per share                                 $    .16       $    .15       $    .11

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                                 (IN THOUSANDS)

                                                                  ACCUMULATED
                                    COMMON  STOCK   ADDITIONAL       OTHER                                                 TOTAL
                                             PAR     PAID-IN     COMPREHENSIVE    RETAINED   TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                                    SHARES  VALUE    CAPITAL       (LOSS) NET     EARNINGS    STOCK        INCOME          EQUITY
                                    ------  -----   ----------   -------------    --------   --------   -------------  -------------
BALANCE AT JANUARY 1, 2004           2,566   $256     $89,866          $ 775      $ 22,960   $(10,367)                   $103,490
Net income                                                                           7,502                     7,502        7,502
Exercise of stock options                                 (90)                                  1,361                       1,271
Acquisition of treasury shares                                                                    (69)                        (69)
Effect of reverse one-for-ten
 stock split                        (2,309)  (230)       (233)                                                               (463)
Effect of thirty-for-one
 stock dividend                      7,441    744                                     (744)
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                            (3,377)                                 (3,377)      (3,377)
                                                                                                             ------
Comprehensive income                                                                                         $ 4,125
                                                                                                             =======
Cash dividends                                                                        (735)                                  (735)
                                     -----   ----     -------        -------      --------   --------                    --------
BALANCE AT DECEMBER 31, 2004         7,698    770      89,543         (2,602)       28,983     (9,075)                    107,619
Net income                                                                           5,541                     5,541        5,541
Exercise of stock options                                 354                                   1,332                       1,686
Deferred tax benefit from exercise
 of stock options                                         697                                                                 697
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                            (5,813)                                 (5,813)      (5,813)
                                                                                                             ------
Comprehensive loss                                                                                           $  (272)
                                                                                                             ======
Cash dividends                                                                      (1,020)                                (1,020)
                                     -----   ----     -------        -------      --------   --------                    --------
BALANCE AT DECEMBER 31, 2005         7,698   $770     $90,594        $(8,415)     $ 33,504   $ (7,743)                   $108,710
Net income                                                                           4,880                     4,880        4,880
Acquisition of treasury shares                                                                   (790)                       (790)
Exercise of stock options                                 (19)                                    368                         349
Deferred tax benefit from exercise                         84                                                                  84
 of stock options
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                             3,643                                   3,643        3,643
                                                                                                   --        -------
Comprehensive income                                                                                         $ 8,523
                                                                                                             =======
Cash dividends                                                                      (1,099)                                (1,099)
                                     -----   ----     -------        -------      --------   --------                    --------
BALANCE AT DECEMBER 31, 2006         7,698   $770     $90,659        $(4,772)     $ 37,285   $ (8,165)                   $115,777
                                     =====   ====     =======        =======      ========   ========                    ========

                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2006        2005         2004
                                             --------    --------    ----------

  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  4,880    $  5,541    $    7,502
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Realized gains on investment securities        (2,336)         (4)         (793)
Net (accretion) amortization of premiums
 of investment securities                        (595)         (3)        2,282
Depreciation and amortization                     727         650           590
Provision for loan losses                         410         180           180

  CHANGES IN ASSETS AND LIABILITIES:
 Decrease (increase) in accrued interest          387        (770)         (716)
  receivable
 Decrease (increase) in other assets            2,021      (3,030)       (3,873)
 Increase in accrued interest payable and
  other liabilities                             3,763       3,640           538
                                             --------    --------    ----------

 Net cash provided by operating activities      9,257       6,204         5,710
                                             --------    --------    ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
 Purchases                                   (489,737)   (378,781)   (1,740,889)
 Sales, maturities and calls                  580,923     404,533     1,674,188
Investment securities held to maturity
 Purchases                                         --          --            91
 Maturities                                       129          62            --
Net (increase) decrease in loans              (61,598)    (22,092)        7,931
Acquisition of premises and equipment          (1,463)       (575)         (602)
                                             --------    --------    ----------

Net cash provided by (used in)
 investing activities                          28,254       3,147       (59,281)
                                             --------    --------    ----------

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2006        2005         2004
                                             --------    --------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in non interest
 bearing deposits                                (851)      8,078         3,769
Net increase in interest bearing deposits       2,080      52,294        11,864
(Decrease) increase in securities sold
 under agreements to repurchase               (10,392)    (54,703)       13,356
Proceeds from long term debt                    2,000      20,000        37,164
Repayment of long term debt                   (32,463)    (32,404)      (19,304)
Proceeds from issuance of
 subordinated debentures, net                      --       7,217        14,791
Acquisition of treasury stock                    (790)         --           (69)
Proceeds from exercise of common
 stock options                                    433       1,686         1,271
Cash paid for fractional shares                    --          --          (463)
Dividends paid                                 (1,099)     (1,020)         (735)
                                             --------    --------    ----------
Net cash (used in) provided by financing
 activities                                   (41,082)      1,148        61,644
                                             --------    --------    ----------
  Net (decrease) increase in cash and
   cash equivalents                            (3,571)     10,499         8,073
  Cash and cash equivalents at
   beginning of year                         $ 27,882    $ 17,383    $    9,310
                                             --------    --------    ----------
  Cash and cash equivalents at
   end of year                               $ 24,311    $ 27,882    $   17,383
                                             ========    ========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash used to pay interest                  $ 26,807    $ 19,184    $   15,608
  Cash used to pay income taxes,
   net of refunds                            $  4,163    $  6,716    $    5,960


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

        The Bank was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation. The Bank's main office and branch is in mid-town Manhattan. The Bank has one other branch in lower Manhattan, four branches in Brooklyn, New York, four branches in Orange and Sullivan Counties in New York State, and one branch in Ridgefield, New Jersey.

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

        STOCK SPLIT AND STOCK DIVIDEND

        At the Annual Meeting of Stockholders held on May 18, 2004, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation effecting a one-for-ten reverse stock split of the Company's issued and outstanding Common Stock (the "Reverse Split"). Following the effectiveness of the Reverse Split, the Company's Board of Directors declared a thirty-for-one forward stock split in the form of a stock dividend in Common Stock which became effective immediately. The Company paid approximately $463,000 to purchase fractional shares from stockholders as part of the Reverse Split. The Company's Common Stock began trading on May 19, 2004 giving effect to these transactions.

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practice within the banking industry, and include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), East 39, LLC and the Bank, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

        Application of the guidance in FSP FAS 115-1 and FAS 124-1, applicable to reporting periods beginning after December 15, 2005, did not have a material adverse effect on our consolidated financial statements.

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

6.      GOODWILL

        Goodwill resulting from the acquisition of The Berkshire Bank in 1999 and GSB Financial Corporation in 2001 is accounted for under SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company performs such tests annually and did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at September 30, 2006.

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

9.      STOCK BASED COMPENSATION

        At December 31, 2006, the Company has one stock-based employee compensation plan, which is more fully described in Note K. The Company accounts for that plan in accordance with SFAS Statement No. 123(R), "Share Based Payment." Previously, the Company accounted for that plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - (CONTINUED)

        Under APB No. 25, stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.


                                            FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           2006          2005           2004
                                         --------      --------      ----------
                                        (In thousands, except per share amounts)

Net income                               $  4,880      $  5,541      $    7,502
Less: Stock based compensation
costs determined under fair value
methods for all awards                         --            --              --
                                         --------      --------      ----------
                                         $  4,880      $  5,541      $    7,502
                                         ========      ========      ==========

Basic earnings per share                 $    .71      $    .81      $     1.12
                                              .71           .81            1.12

Diluted earnings per share                    .70           .80            1.10
                                              .70           .80            1.10


        The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model using weighted-average assumptions for expected volatility, risk-free interest and expected life of the option. The Company did not grant stock options in fiscal 2006, 2005 and 2004. There was no stock based compensation expense in 2006.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's previous accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005 or our fiscal year 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) in the first quarter of fiscal year 2006. The adoption of SFAS 123(R) did not have a material impact on our financial position or results of operations.

10.     CASH EQUIVALENTS

        The Company considers all highly liquid debt investments purchased with an original maturity of three months or less, and amounts due from brokers to be cash equivalents.

11.     RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $2,617,000 and $2,589,000 at December 31, 2006 and 2005,
respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - (CONTINUED)

12.     COMPREHENSIVE INCOME

        The  Company  follows  the  provisions  of  SFAS  No.  130,   "Reporting
Comprehensive Income" which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)

                                                YEAR ENDED DECEMBER 31, 2006
                                            ------------------------------------
                                                            Tax
                                            Before tax   (expense)    Net of tax
                                              amount      benefit       Amount
                                            ----------   --------    ----------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains (losses)
  arising during period                      $  8,673    $ (3,511)   $    5,162
  Less reclassification adjustment for
   gains realized in net income                 2,336        (934)        1,402
                                             --------    --------    ----------
Unrealized gain on investment securities        6,337      (2,577)        3,760
Change in minimum pension liability              (117)         --          (117)
                                             --------    --------    ----------
Other comprehensive income, net              $  6,220    $ (2,577)   $    3,643
                                             ========    ========    ==========


                                                YEAR ENDED DECEMBER 31, 2005
                                            ------------------------------------
                                                            Tax
                                            Before tax   (expense)    Net of tax
                                              amount      benefit       Amount
                                             --------    --------    ----------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains (losses)
  arising during period                      $ (8,834)   $  3,313    $   (5,521)
  Less reclassification adjustment for
   gains realized in net income                     4          (1)            3
                                             --------    --------    ----------
Unrealized (loss) on investment securities     (8,838)      3,314        (5,524)
Change in minimum pension liability              (289)         --          (289)
                                             --------    --------    ----------
Other comprehensive income (loss), net       $ (9,127)   $  3,314    $   (5,813)
                                             ========    ========    ==========


                                                YEAR ENDED DECEMBER 31, 2004
                                            ------------------------------------
                                                            Tax
                                            Before tax   (expense)    Net of tax
                                              amount      benefit       Amount
                                             --------    --------    ----------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                      $ (4,014)   $  1,711    $   (2,303)
  Less reclassification adjustment for
   gains realized in net income                   793        (317)          476
                                             --------    --------    ----------
Unrealized (loss) on investment securities     (4,807)      2,028        (2,779)
Change in minimum pension liability              (598)         --          (598)
                                             --------    --------    ----------
Other comprehensive income (loss), net       $ (5,405)   $  2,028    $   (3,377)
                                             ========    ========    ==========


13.     RECLASSIFICATIONS

        Certain amounts in the December 31, 2005 and 2004 financial statements have been reclassified to conform to the current period's presentation.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - INVESTMENT SECURITIES

        The following is a summary of held to maturity investment securities:


                                              DECEMBER 31, 2006
                            ----------------------------------------------------
                                            GROSS          GROSS
                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                               COST         GAINS         LOSSES        VALUE
                            ---------     ----------    ----------     --------
                                               (In thousands)
Investment securities
U.S. Government Agencies      $ 433          $ 4          $ (1)         $ 436
                              =====          ===          ====          =====


                                              DECEMBER 31, 2005
                            ----------------------------------------------------
                                            GROSS           GROSS
                            AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                               COST         GAINS          LOSSES         VALUE
                            -----------  -------------   ------------   --------
                                                (In thousands)
Investment securities
U.S. Government Agencies      $ 562          $ 11          $ --         $ 573
                              =====          ====          ====         =====


        The following is a summary of available-for-sale investment securities:

                                              DECEMBER 31, 2006
                            ----------------------------------------------------
                                            GROSS          GROSS
                            AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                               COST         GAINS         LOSSES        VALUE
                            ---------     ----------    ----------     --------
                                               (In thousands)
Investment securities
U.S. Treasury and Notes      $  5,002      $    --      $    (12)     $  4,990
U.S. Government Agencies      322,986           --        (5,822)      317,164
Mortgage-backed securities     67,472           92        (1,711)       65,853
Corporate notes                44,366          334          (662)       44,038
Municipal securities            5,698        1,489             --        7,187
Marketable equity
 securities and other          75,419          216           (69)       75,566
                             --------      -------      --------      --------
 Totals                      $520,943      $ 2,131      $ (8,276)     $514,798
                             ========      =======      ========      ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - (CONTINUED)

                                              DECEMBER 31, 2005
                            ----------------------------------------------------
                                            GROSS           GROSS
                            AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                               COST         GAINS          LOSSES         VALUE
                            -----------  -------------   ------------   --------
Investment securities
U.S. Treasury and Notes      $ 14,985         $ --      $    (86)     $ 14,899
U.S. Government Agencies      448,196           --        (8,551)      439,645
Mortgage-backed securities     81,681          112        (2,107)       79,686
Corporate notes                54,590          352        (2,638)       52,304
Municipal securities            1,972          334             --        2,306
Marketable equity
 securities and other          10,351          284           (65)       10,570
                             --------      -------      --------      --------
 Totals                      $611,775      $ 1,082      $(13,447)     $599,410
                             ========      =======      ========      ========



        The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

                             LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                           -----------------------    ----------------------    ----------------------
                            FAIR VALUE  UNREALIZED    FAIR VALUE  UNREALIZED    FAIR VALUE  UNREALIZED
                                          LOSSES                    LOSSES                    LOSSES
DESCRIPTION OF SECURITIES
U.S. Treasury and Notes      $     --       $ --       $  4,990    $    12       $  4,990     $   12
U.S. Government Agencies       12,061          9        305,104      5,813        317,165      5,822
Mortgage-backed securities      1,732         52         49,454      1,659         51,186      1,711
Corporate notes                    --         --         10,939        662         10,939        662
Municipal securities               --         --             --         --             --         --
                             --------       ----       --------    -------       --------     ------
Subtotal, debt securities      13,793         61        370,487      8,146        384,280      8,207
Marketable equity                  --         --             13         69             13         69
                             --------       ----       --------    -------       --------     ------
securities and other
Total temporarily
 impaired securities         $ 13,793       $ 61       $370,500    $ 8,215       $384,293     $8,276
                             ========       ====       ========    =======       ========     ======


        The Company had a total of 86 debt securities with a fair market value of $384.28 million which were temporarily impaired at December 31, 2006. The total unrealized loss on these securities was $8.26 million, of which $8.11 million is attributable to increases in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $153,000 is on 2 corporate notes which are currently reorganizing in U.S. bankruptcy court. We have the ability to hold these securities to maturity, all but 7 of which are US Government and US Government Agency securities, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

        The Company also had 2 equity securities with an aggregated fair market value of $13,000 which were temporarily impaired at December 31, 2006. The total unrealized loss on these securities was $57,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - (CONTINUED)

        The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2006 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                    DECEMBER 31, 2006
                              ---------------------------------------------------------------
                                     AVAILABLE FOR SALE                HELD TO MATURITY
                              ---------------------------------   ---------------------------
                                AMORTIZED           FAIR           AMORTIZED        FAIR
                                  COST             VALUE             COST           VALUE
                              --------------  -----------------   ------------   ------------
                                                      (In thousands)
Due in one year or less         $ 46,490        $ 46,359              $ --           $ --
Due after one through
five years                       218,102         214,129                29             29
Due after five through
ten years                         92,156          89,554                --             --
Due after ten years               88,776          89,190               404            407
Marketable equity
securities and other              75,419          75,566                --             --
                                --------        --------             -----          ------
 Totals                         $520,943        $514,798             $ 433          $ 436
                                ========        ========             =====          =====


        Gross gains realized on the sales of investment securities for the years ended December 31, 2006, 2005 and 2004 were approximately $2,342,000, $10,000 and $965,000, respectively. Gross losses were approximately $5,000, $6,000 and $172,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

        As of December 31, 2006 and 2005, securities sold under agreements to repurchase with a book value of approximately $62.65 million and $73.04 million, respectively, were outstanding. The book value of the securities pledged for these repurchase agreements was $71.30 million and $77.15 million, respectively. As of December 31, 2006 and 2005, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LOANS

        Major classifications of loans are as follows:

                                        DECEMBER 31,    DECEMBER 31,
                                            2006            2005
                                        ------------    ------------
                                              (In thousands)
Commercial and professional loans        $ 63,331        $ 33,370
Secured by real estate
 1 - 4 family                             139,611         139,931
 Multi family                               4,013           2,874
 Non-residential                          160,417         132,142
Consumer                                    4,763           2,018
                                         --------        --------
                                          372,135         310,335
Deferred loan fees                        (1,212)         (1,105)
Allowance for loan losses                 (3,771)         (3,266)
                                         --------        --------
                                         $367,152        $305,964
                                         ========        ========

        Changes in the allowance for loan losses are as follows:

                                  FOR THE YEARS ENDED DECEMBER 31,
                            ----------------------------------------------
                                2006            2005            2004
                            --------------  --------------  --------------
                                           (In thousands)
Balance at beginning              $ 3,266         $ 2,927         $ 2,593
 of year
Provision charged to                  410             180             180
 operations
Loans charged off                    (42)            (26)            (24)
Recoveries                            137             185             178

Balance at end of year            $ 3,771         $ 3,266         $ 2,927
                                  =======         =======         =======


        The Bank had $201,000, $256,000 and $343,000 of non accrual loans as of December 31, 2006, 2005 and 2004, respectively, and $0, $74,000 and $50,000 of loans delinquent more than ninety days and still accruing interest at December 31, 2006, 2005 and 2004, respectively. The Bank classified the two non accrual loans of $201,000 as impaired loans at December 31, 2006. However, no specific allocation from the allowance for loan losses was made because the collateral underlying each loan was deemed to be sufficient to cover any loss in the event of a default.

        In accordance with banking regulations, the Bank, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. At December 31, 2006, loans to these related parties amounted to $11.2 million, were current as to principal and interest payments, and do not involve more than normal risk of collectibility. An analysis of activity in loans to related parties for the year ended December 31, 2006, resulted in new loans of $0 and repayments of approximately $1.1 million.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PREMISES AND EQUIPMENT

        Major classifications of premises and equipment are summarized as follows:

                                 ESTIMATED       DECEMBER 31,      DECEMBER 31,
                                USEFUL LIVES        2006               2005
                              ---------------   -------------      -------------
                                                 (In thousands)
Land                            Indefinite        $ 3,572            $ 3,817
Buildings                       39 years            5,190              4,059
Furniture and equipment         3 to 10 years       3,052              2,890
Leasehold improvements          2 to 10 years       1,653              1,239
                                                  -------            -------
                                                   13,467             12,005
Accumulated depreciation
 and amortization                                  (4,129)            (3,403)
                                                  -------            -------
Total                                             $ 9,338            $ 8,602
                                                  =======            =======

        Depreciation  and  amortization  expense  was  approximately   $727,000,
$650,000  and $590,000  for the years ended  December  31, 2006,  2005 and 2004, respectively.

NOTE F - DEPOSITS

        The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $203.59 million and $203.72 million as of December 31, 2006 and 2005, respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                       DECEMBER 31, 2006
                                       -----------------
                                        (In thousands)
                       2007               $ 418,413
                       2008                   5,284
                       2009                      13
                       2010                       2
                                          ---------
                                          $ 423,712
                                          =========

NOTE G - BORROWINGS

        SHORT-TERM BORROWINGS Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:


                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                  2006           2005          2004
                                               ------------   -----------   ------------
                                                        (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased
    Balance at year-end                        $ 62,652       $ 73,044      $127,747
    Average during the year                    $ 56,236       $108,785      $129,794
    Maximum month-end balance                  $ 79,154       $145,489      $148,753
    Weighted average rate during the year          3.75%          3.47%         1.87%
    Rate at December 31                            4.94%          3.59%         2.27%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - (CONTINUED)

        LONG-TERM BORROWINGS At December 31, 2006, advances from the Federal Home Loan Bank ("FHLB") totaling $52.74 million will mature within one to five years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans. The advances had a weighted average rate of 4.38%. Unused lines of credit at the FHLB were $185.8 million at December 31, 2006.

        Outstanding long-term borrowings mature as follows (in thousands):

                YEAR       AMOUNT
               ------    ---------
               2007      $  9,302
               2008        17,812
               2009        11,624
               2010        14,000
               -----     --------
               Total     $ 52,738
                         ========

NOTE H - EARNINGS PER SHARE

        The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:


                                           YEAR ENDED DECEMBER 31, 2006
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ---------------------------------------------
                                      Income            Shares        Per share
                                    (numerator)     (denominator)       amount
                                   --------------   ---------------   ----------
Basic earnings per share
 Net income available to
  common stockholders               $ 4,880             6,891          $ .71
Effect of dilutive securities
 Options                                 --                85           (.01)
                                    -------             -----          -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions               $ 4,880             6,976          $ .70
                                    =======             =====          =====


                                           YEAR ENDED DECEMBER 31, 2005
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ---------------------------------------------
                                      Income            Shares        Per share
                                    (numerator)     (denominator)       amount
                                   --------------   ---------------   ----------
Basic earnings per share
 Net income available to
  common stockholders               $ 5,541             6,805          $ .81
Effect of dilutive securities
 Options                                 --               134           (.01)
                                    -------             -----          -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions               $ 5,541             6,939          $ .80
                                    =======             =====          =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - (CONTINUED)

                                           YEAR ENDED DECEMBER 31, 2004
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   ---------------------------------------------
                                      Income            Shares        Per share
                                    (numerator)     (denominator)       amount
                                   --------------   ---------------   ----------
Basic earnings per share
 Net income available to
  common stockholders               $ 7,502             6,672          $ 1.12
Effect of dilutive securities
 Options                                 --               176           (.02)
                                    -------             -----          -----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions               $ 7,502             6,848         $ 1.10
                                    =======    ==       =====         ======


NOTE I - INCOME TAXES

        The components of income tax expense are as follows:

                                          YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                  2006             2005             2004
                                  ----             ----             ----
Current                       $ 4,282,000      $ 4,985,000      $ 6,515,000
Deferred Taxes (Benefit)         (426,000)          18,000         (381,000)
                              -----------      -----------      -----------
                              $ 3,856,000      $ 5,003,000      $ 6,134,000
                              ===========      ===========      ===========

        A reconciliation of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                          YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                  2006             2005             2004
                                  ----             ----             ----
Effective Tax Reconciliation
Tax at statutory rate         $ 2,611,000      $ 3,585,000      $ 4,636,000
State and City, net of
 federal income tax benefit     1,100,000        1,344,000        1,423,000
Tax exempt income                      --               --               --
Other                             145,000           74,000           75,000
                              -----------      -----------      -----------
Actual provision for
 income taxes                 $ 3,856,000      $ 5,003,000      $ 6,134,000
                              ===========      ===========      ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - (CONTINUED)

        The tax effect of the principal temporary differences at December 31, 2006 and 2005 are as follows:

                                             DECEMBER 31,
                                   --------------------------------
                                      2006                 2005
                                      ----                 ----
Net deferred tax assets
 Loan loss provision               $1,721,000           $1,504,000
 Depreciation                         123,000               39,000
 Other                                301,000              124,000
 Unrealized loss on
  investment securities             2,979,000            4,841,000
                                   ----------           ----------
Net deferred tax asset
 included in other assets          $5,124,000           $6,508,000
                                   ==========           ==========


NOTE J - STOCK PLANS

        In March 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 185,878 and 223,203 as of December 31, 2006 and 2005, respectively. The Company did not grant options in 2006, 2005 and 2004.

A summary of activity with respect to the Stock Option Plan follows:


                                                 DECEMBER 31,
                     ---------------------------------------------------------------------
                             2006                    2005                     2004
                     ---------------------  ----------------------   ---------------------

                                WEIGHTED               WEIGHTED                WEIGHTED
                                AVERAGE                AVERAGE                 AVERAGE
                                EXERCISE               EXERCISE                EXERCISE
                      SHARES     PRICE          SHARES  PRICE           SHARES  PRICE
Outstanding at
 beginning of year    223,203   $ 9.70         365,084   $10.65        508,419   $10.12
Granted                    --   $   --              --   $   --             --   $   --
Cancelled                  --   $   --          (3,000)  $12.67         (1,500)  $10.00
Exercised             (37,325)  $ 9.34        (138,881)  $12.20       (141,835)  $ 8.95
                     --------                 --------                --------
Outstanding at
 end of year          185,878   $ 9.76         223,203   $ 9.70        365,084   $10.65
                     ========                 ========                ========
Exercisable at
 end of year          185,878   $ 9.76         223,203   $ 9.70        365,084   $10.65
                     ========                 ========                ========
Weighted average
 fair value of
 options granted
 during the year                 $   --                   $   --                  $   --
                                 ======                   ======                  ======


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - (CONTINUED)

        The following table summarizes information about options outstanding and exercisable at December 31, 2006:

              OPTIONS OUTSTANDING AND EXERCISABLE
-----------------------------------------------------------------

                          NUMBER          WEIGHTED
                        OUTSTANDING       AVERAGE         WEIGHTED
                            AT            REMAINING       AVERAGE
   RANGE OF             DECEMBER 31,     CONTRACTUAL      EXERCISE
EXERCISE PRICES            2006          LIFE (YEARS)      PRICE
---------------        -------------     ------------    ----------

$ 5.98 -  8.78           29,378             1.45          $ 8.49
 10.00 - 10.00          156,500             0.69           10.00
                        -------
                        185,878


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

        The following table summarizes the major categories of Plan assets as of the dates indicated:


                                                      DECEMBER 31,
                                  ------------------------------------------------------
                                            2006                         2005
                                  --------------------------   -------------------------
                                  FAIR VALUE     % OF TOTAL    FAIR VALUE    % OF TOTAL
                                  ------------   -----------   -----------   -----------
                                            (In thousands, except percentages
Mutual Funds
 International Equity Fund          $   198        9.54%        $   128         7.45%
 Large Cap Equity Growth Fund           504       24.28             396        23.04
 International Investment
  Grade Bond Fund                       637       30.68             507        29.49
Small Cap Equity Growth Fund             99        4.77             114         6.63
Large Cap Equity Value Fund             487       23.46             397        23.09
Corporate Common Stocks(1)              151        7.27             165         9.60
Cash and cash equivalents                --          --              12         0.70

Total Plan Assets                   $ 2,076      100.00%        $ 1,719       100.00%
                                    =======      ======         =======       ======

----------------
(1) Includes 4,500 shares of the Company's Common Stock with a market value of $73,350 and $75,465 at December 31, 2006 and 2005, respectively.

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

ASSUMPTIONS

        Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

                                                 DECEMBER 31,
                                            ----------------------
                                               2006         2005
                                            ---------     --------
Discount rate                                  5.75%        5.50%
Rate of compensation increase                  5.00%        5.00%


        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006 and 2005 were as follows:

                                                 DECEMBER 31,
                                            ----------------------
                                               2006         2005
                                            -----------   --------
Discount rate                                  5.50%        5.75%
Rate of compensation increase                  5.00%        5.00%
Expected return on plan assets                 8.50%        8.50%
Measurement date                           1/1/2006     1/1/2005

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

        The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan in accordance with FAS 158 for the years ended December 31, 2006 and 2005:


                                                                    DECEMBER 31,
                                                        -----------------------------------
                                                              2006                2005
                                                        --------------        -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                   $ 2,735,177          $ 2,316,075
Service cost                                                  353,071              304,144
Interest cost                                                 149,594              134,275
Actuarial (gain) loss                                          (3,660)             158,125
Benefits paid                                                (130,339)            (177,442)
                                                          -----------          -----------
Benefits obligation at end of year                        $ 3,103,843          $ 2,735,177
                                                          ===========          ===========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year            $ 1,719,290          $ 1,804,866
Actual return on plan assets                                  154,347              (20,484)
Employer contribution                                         332,700              112,350
Benefits paid                                                (130,339)            (177,442)
                                                          -----------          -----------
Fair value of plan assets at end of year                  $ 2,075,998          $ 1,719,290
                                                          ===========          ===========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
 POSITION CONSIST OF:
Noncurrent assets                                         $        --                  N/A
Current liabilities                                                --                  N/A
Noncurrent liabilities                                     (1,027,845)                 N/A
Prepaid benefit cost                                              N/A                   --
Accrued benefit cost                                              N/A           (1,015,887)
Intangible asset                                                  N/A              120,874
Accumulated other comprehensive charge                            N/A              887,262
                                                          -----------          -----------
Net amount recognized at year end                         $ 1,027,845          $    (7,775)
                                                          ===========          ===========

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE
INCOME CONSIST OF:
Net loss                                                  $   820,100          $   887,262
Transition obligation                                              --                  N/A
Prior service cost                                            102,504                  N/A
                                                          -----------          -----------
Accumulated other comprehensive charge                    $   922,604          $   887,262

ADDITIONAL YEAR-END INFORMATION FOR PENSION PLANS WITH
ACCUMULATED BENEFIT OBLIGATIONS IN EXCESS OF PLAN
ASSETS
Projected benefit obligation                              $ 3,103,843          $ 2,375,177
Accumulated benefit obligation                              3,103,843            2,735,177
Fair value of plan assets                                   2,075,998            1,719,290

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

A summary of the components of net periodic benefit cost and other amounts recognized in other comprehensive income in accordance with FAS 158 for the years ended December 31, 2006, 2005 and 2004 is as follows:


                                                             DECEMBER 31,
                                        ------------------------------------------------
                                             2006              2005             2004
                                        --------------    -------------     ------------
Service cost                               $ 353,071        $ 304,144        $ 243,916
Interest cost                                149,594          134,275          121,005
Expected return on assets                   (151,131)        (150,819)        (150,145)
Amortization
 Net transition (asset) obligation                --               --               --
 Prior service cost                           18,370           18,370           18,370
 (Gain) loss                                  60,286           40,091           19,058
                                           ---------        ---------        ---------
Net periodic pension cost                  $ 430,190        $ 346,061        $ 252,204
                                           =========        =========        =========


        The following table sets forth other changes in plan assets and benefit obligations recognized in other comprehensive income in accordance with FAS 158 at December 31, 2006 and 2005:


                                                                     DECEMBER 31,
                                                          -----------------------------------
                                                               2006               2005
                                                          ----------------   ----------------
Net loss (gain)                                               $    N/A          $     N/A
Prior service cost                                                 N/A                N/A
Increase (decrease) in minimum liability included in
other comprehensive income prior to FAS 158 application
                                                               (67,162)          (289,337)
Initial OCI charge upon FAS 158 application                    102,504                N/A
Amortization of prior service cost                                 N/A                N/A
Amortization of transition obligation                              N/A                N/A
                                                              --------           --------
Total recognized in other comprehensive income                  35,342            289,337
Total recognized in net periodic benefit cost and
other comprehensive income                                     465,532            635,398

The estimated net loss (gain), prior service cost and net transition obligation that will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $45,148, $18,370 and $0, respectively.

ESTIMATED FUTURE BENEFIT PAYMENTS

        We estimate future benefit payments to be as follows:

                                                   BENEFIT
                    YEARS                         PAYMENTS
                    -----                        ----------
                    2007                         $  181,075
                    2008                            158,350
                    2009                            233,217
                    2010                            158,267
                    2011                            145,376
                    Years 2012-2016               1,359,610

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

COMPANY CONTRIBUTIONS

        The Company contributed $332,700 to its Retirement Plan in the fiscal year ended December 31, 2006. During the fiscal year ending December 31, 2007, the Company expects to contribute approximately $255,000 to its Retirement Plan.

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

3.      POSTRETIREMENT WELFARE PLAN

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

                                                             DECEMBER 31,
                                               ---------------------------------
                                                    2006              2005
                                               ----------------  ---------------
                                                        (In thousands)
Change in benefit obligation
  Benefit obligation at beginning of year          $ 735             $ 719
  Service cost                                        --                --
  Interest cost                                       42                43
  Actual (gain) loss                                 (27)               22
  Benefits paid                                      (52)              (49)
                                                   -----             ------
  Benefits obligation at end of year                 698               735
                                                   -----             ------

Change in plan assets
  Fair value of plan assets
   at beginning of year                               --                --
  Actual return on plan assets                        --                --
  Employer contribution                               49                49
  Benefits paid                                      (49)              (49)
                                                   -----             ------
  Fair value of plan assets
   at end of year                                     --                --
                                                   -----             ------

  Funded status                                     (698)             (735)
  Unrecognized net actuarial loss                    N/A                47
                                                   -----             ------
  Accrued benefit cost (included in
   other liabilities)                              $ 698             $ 688
                                                   =====             =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

Net benefit cost included the following components:

                                             YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                             2006              2005
                                        ----------------  ----------------
                                                 (In thousands)
Service cost                                $ --              $ --
Interest cost on projected
 benefit obligation                           42                43
Actual return on plan assets                  --                --
                                            ----              ----
Net periodic benefit cost                   $ 42              $ 43
                                            ====              ====

        The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.125% and 5.875% in 2006 and 2005, respectively.

4.      401(K) PLANS

        The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $124,000, $107,000 and $89,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.      DEFERRED COMPENSATION ARRANGEMENTS

        GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2006 and 2005, the balance accumulated under these arrangements was approximately $245,000 and $241,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

        In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them. The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2006, the balance accumulated under the Plan was approximately $30,000.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - COMMITMENTS AND CONTINGENCIES

1.      LEASES AND OTHER COMMITMENTS

        The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2008 through 2015. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

                     Year Ending                (In thousands)
                     December 31,
                     ------------
                     2007                        $  867,000
                     2008                           653,000
                     2009                           581,000
                     2010                           581,000
                     2011                           395,000
                     Thereafter                     603,000
                                                 ----------
                                                 $3,680,000

        Rental expense was approximately $1,286,000, $1,208,000 and $964,000 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Included in rental expense was approximately $328,000, $359,000 and $298,000 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively, which was paid to a company affiliated with a director of the Company.

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

        Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005 are outlined below.

        For cash and cash equivalents, the recorded book values of $24.31 million and $27.88 million at December 31, 2006 and 2005, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - (CONTINUED)


                                                        DECEMBER 31,
                                 ------------------------------------------------------------
                                            2006                           2005
                                 ---------------------------- -------------------------------
                                   CARRYING      ESTIMATED       CARRYING       ESTIMATED
                                    AMOUNT       FAIR VALUE       AMOUNT        FAIR VALUE
                                 -------------  ------------- --------------- ---------------
                                                       (In thousands)
Investment securities              $515,231       $515,234        $599,972        $599,983
Loans, net of unearned income       370,923        375,052         309,230         313,065
Time Deposits                       423,712        423,161         402,585         400,407
Repurchase Agreements                62,652         62,606          73,044          72,505
Long-term Debt                       75,419         75,569         105,882         105,753

        The net loan portfolio at December 31, 2006 and 2005 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

        The fair value of interest rate caps are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $20,000 at December 31, 2006 and 2005.

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

        Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                         DECEMBER 31,
                                               ------------------------------
                                                    2006             2005
                                               -------------    -------------
                                                        (In thousands)
Unused lines of credit                           $ 38,288         $ 16,808
Commitments to extend credit                           --            2,531
Standby letters of credit and financial
 guarantees written                                 3,423            1,155
                                                 --------         --------
                                                 $ 41,711         $ 20,494
                                                 ========         ========
Interest rate caps-notional amount               $ 20,000         $ 20,000
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

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 varies up to 100%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - (CONTINUED)

        The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2006 are $3,423,000 and they expire through 2007. Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

        Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2006, the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2006, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O - (CONTINUED)

        The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2006 and 2005 (dollars in thousands):


                                                                                  TO BE WELL
                                                                                 CAPITALIZED
                                                                                    UNDER
                                                                                    PROMPT
                                                               FOR CAPITAL        CORRECTIVE
                                                                ADEQUACY            ACTION
                                                 ACTUAL         PURPOSES          PROVISIONS
                                             -------------    -------------    ---------------
                                             AMOUNT   RATIO   AMOUNT  RATIO    AMOUNT   RATIO
                                             ------   -----   ------  -----    ------   -----
DECEMBER 31, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                   128,452  23.9%    43,031 >8.0%         --    N/A
                                                                     -
  Bank                                       99,170  19.3%    41,120 >8.0%     51,400 >10.0%
                                                                     -                -
Tier I Capital (to Risk-Weighted Assets)
  Company                                   124,681  23.2%    21,516 >4.0%         --    N/A
                                                                     -
  Bank                                       95,400  18.6%    20,560 >4.0%     30,840  >6.0%
                                                                     -                 -
Tier I Capital (to Average Assets)
  Company                                   124,681  13.4%    37,322 >4.0%         --    N/A
                                                                     -
  Bank                                       95,400  10.9%    35,022 >4.0%     43,778  >5.0%
                                                                     -                 -



                                                                                  TO BE WELL
                                                                                 CAPITALIZED
                                                                                    UNDER
                                                                                    PROMPT
                                                               FOR CAPITAL        CORRECTIVE
                                                                ADEQUACY            ACTION
                                                 ACTUAL         PURPOSES          PROVISIONS
                                             -------------    -------------    ---------------
                                             AMOUNT   RATIO   AMOUNT  RATIO    AMOUNT   RATIO
                                             ------   -----   ------  -----    ------   -----

DECEMBER 31, 2005
Total Capital (to Risk-Weighted Assets)
  Company                                   124,523  28.6%    34,820 >8.0%         --    N/A
                                                                     -
  Bank                                       95,193  23.0%    33,116 >8.0%     34,416 >10.0%
                                                                     -                -
Tier I Capital (to Risk-Weighted Assets)
  Company                                   121,257  27.9%    17,410 >4.0%         --    N/A
                                                                     -
  Bank                                       91,927  22.2%    16,558 >4.0%     20,649  >6.0%
                                                                     -                 -
Tier I Capital (to Average Assets)
  Company                                   121,257  12.2%    39,651 >4.0%         --    N/A
                                                                     -
  Bank                                       91,927  10.1%    36,495 >4.0%     46,550  >5.0%
                                                                     -                 -

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

        The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         DECEMBER 31,
                                               ---------------------------------
                                                    2006             2005
                                               ---------------  ----------------
ASSETS

Cash                                                $  11,515         $  11,196
Equity investment in subsidiaries                     113,972           109,026
Investment in securities available for sale            15,874            11,760
Accrued interest receivable                               189               481
Other assets                                            1,023             1,547
                                                    ---------         ---------
Total assets                                        $ 142,573         $ 134,010
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt                                   $  22,681         $  22,681
Other liabilities                                       4,115             2,619
                                                    ---------         ---------
Total liabilities                                      26,796            25,300
                                                    ---------         ---------

Stockholders' equity
Common stock                                              770               770
Additional paid-in capital                             90,659            90,594
Retained earnings                                      37,285            33,504
Accumulated other comprehensive
 loss, net                                             (4,772)           (8,415)
Common stock in treasury, at cost                      (8,165)           (7,743)
                                                    ---------         ---------
Total stockholders' equity                            115,777           108,710
                                                    ---------         ---------
                                                    $ 142,573         $ 134,010
                                                    =========         =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------
                                            2006         2005       2004
                                          --------     --------   ------
INCOME
Interest income from the Bank             $     65     $     53   $     71
Interest income                              1,115        1,622      1,090
Gain on sales of                             1,600           10        734
 investment securities
Other income (loss)                            235          217         96
                                          --------     --------   --------
Total income                                 3,015        1,902      1,991

EXPENSES
Salaries and employee benefits                 697          605        489
Interest expense                             1,780        1,268        463
Other expenses                                 602          580      1,058
                                          --------     --------   --------
Total expenses                               3,079        2,453      2,010
                                          --------     --------   --------
Income (loss) before income taxes
 and equity in undistributed net
 income of the Bank                            (64)        (551)       (19)
Equity in undistributed
 net income of the Bank                      5,203        6,229      7,668
                                          --------     --------   --------
Income before taxes                          5,139        5,678      7,649
Provision for income taxes                     259          137        147
                                          --------     --------   --------
Net income                                $  4,880     $  5,541   $  7,502
                                          ========     ========   ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              2006         2005          2004
                                                           --------       -----    --   ----
  Operating activities:
Net income                                                 $  4,880     $  5,541      $  7,502
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Gain on sales of investment securities                       (1,600)         (10)         (734)
Equity in undistributed net income of the Bank               (5,203)      (6,229)       (7,668)
Dividends received from the Bank                              1,730        1,291           500
Increase in other liabilities                                    23        1,025           798
Decrease (increase) in other assets                             816        (154)            69
                                                           --------     --------      --------
 Net cash provided by operating activities                      646        1,464           467
                                                           --------     --------      --------

  Investing activities:
Investment securities available for sale
 Purchases                                                   (3,725)      (4,548)       (9,150)
 Sales                                                        4,854          140         3,874
Net decrease in loans                                            --        6,059           185
Contribution to the Bank                                         --       (7,217)      (14,791)
                                                           --------     --------      --------
Net cash provided by (used in) investing activities           1,129       (5,566)      (19,882)
                                                           --------     --------      --------

  Financing activities:
Proceeds from exercise of common stock options                  433        1,686         1,271
Acquisition of treasury stock                                  (790)          --           (69)
Cash paid for fractional shares                                  --           --          (463)
Issuance of subordinated debentures                              --        7,217        14,791
Dividends paid                                               (1,099)      (1,020)         (735)
                                                           --------     --------      --------
Net cash (used in) provided by financing activities          (1,456)       7,883        14,795
                                                           --------     --------      --------

  Net increase (decrease) in cash and cash equivalents          319        3,781        (4,620)
  Cash and cash equivalents at beginning of year             11,196        7,415        12,035
                                                           --------     --------      --------
  Cash and cash equivalents at end of year                 $ 11,515     $ 11,196      $  7,415
                                                           ========     ========      ========

Supplemental disclosures of cash flow information:
  Cash used to pay interest                                $  1,694     $  1,132      $    273
  Cash used to pay income taxes                            $    473     $    362      $    419

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


                                                                 THREE MONTHS ENDED
                                             ------------------------------------------------------
                                              MARCH 31     JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             ----------   ----------    ------------    -----------
                2006
                ----
Interest income                              $ 11,835     $ 11,816      $ 12,141        $ 12,429
Interest expense                               (6,607)      (6,945)       (7,509)         (8,125)
                                             --------     --------      --------        --------
Net interest income                             5,228        4,871         4,632           4,304
Provision for loan losses                         (45)         (45)          (45)           (275)
Gains on sales of securities                      741            2            --           1,593
Non-interest income                               312          304           359             382
Non-interest expenses                          (3,413)      (3,378)       (3,400)         (3,391)
                                             --------     --------      --------        --------
Income before taxes                             2,823        1,754         1,546           2,613
Provision for taxes                            (1,327)        (834)         (689)         (1,006)
                                             --------     --------      --------        --------
Net income                                   $  1,496     $    920      $    857        $  1,607
                                             ========     ========      ========        ========

Per share data
  Net income per common share
  Basic                                      $    .22     $    .13      $    .12        $    .24
                                             ========     ========      ========        ========
  Diluted                                    $    .21     $    .13      $    .12        $    .24
                                             ========     ========      ========        ========



                                                                 THREE MONTHS ENDED
                                             ------------------------------------------------------
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

CONCLUSIONS. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2006, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

ITEM 9B. OTHER INFORMATION

        On March 28, 2007, the Board of Directors of the Company, upon the recommendation of the independent directors of the Company, approved bonuses for fiscal year 2006 to Messrs. Steven Rosenberg, Moses Krausz and David Lukens of $25,000, $250,000 and $25,000, respectively, and fixed salaries for Messrs. Steven Rosenberg and David Lukens for fiscal year 2007 at $220,000 and $183,000, respectively, effective January 1, 2007.

                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the current directors and executive officers of the Company:

NAME                         AGE    POSITION(S)
----                         ---    --------------------------------------------
Steven Rosenberg             58     President, Chief Executive Officer,
                                     Chief Financial Officer and Director
William L. Cohen             65     Director
Martin A. Fischer            69     Director
Moses Marx                   71     Director
Randolph B. Stockwell        60     Director
Moses Krausz                 66     President of The Berkshire Bank
David Lukens                 57     Executive Vice President, Chief Financial
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

        Mr. Fischer was elected a director on December 6, 2006. He has been the President and Chief Executive of Mount Carmel Cemetery Association, a New York State not-for-profit corporation since April 2001. Mr. Fischer was counsel to Warshaw, Burstein, Cohen, Schlesinger and Kuh, a New York City law firm, from 1987 until 2001 and served as President, Chief Operating Officer and a director of Kinney System, Inc. and The Katz Parking System, Inc. from 1981 to 1986. Mr. Fischer was appointed Commissioner of the New York State Insurance Fund in 1977 and served as its Chairman until January 1995.

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

        Mr. Krausz has held the position of President of the Bank since March 1992 and Chief Executive Officer since November 1993. Prior to joining the Bank, Mr. Krausz was Managing Director of SFS Management Co., L.P., a mortgage banker, from 1987 to 1992 and was President of UMB Bank and Trust Company, a New York State chartered bank, from 1978 to 1987.

        Mr. Lukens has held the position of Senior Vice President and Chief Financial Officer of the Bank since December 1999 and Executive Vice President since December 2003. Prior to joining the Bank, Mr. Lukens was Senior Vice President and Chief Financial officer of First Washington State Bank, a New Jersey commercial bank, from 1994 to 1999 and was Vice President and Controller at the Philadelphia, PA branch of Bank Leumi Le-Israel B.M., an international commercial bank, from 1978 to 1994.

        There are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

        At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2007. The Company's officers, except for Messrs. Krausz and Lukens who have employment agreements, serve at the discretion of the Board of Directors.


AUDIT COMMITTEE MEMBERS, FINANCIAL EXPERT AND INDEPENDENCE

        Our Board of Directors has established an Audit Committee comprised of three independent directors, Messrs. William L. Cohen, Martin A. Fischer and Randolph B. Stockwell. All of the members of the Audit Committee meet the independence requirements under current NASDAQ corporate governance standards for companies whose securities are listed on NASDAQ. Based upon their education and relevant experience, our Board has determined that Messrs. Cohen and Stockwell each qualify as financial experts as defined by the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission.

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


ITEM 11.       COMPENSATION DISCUSSION AND ANALYSIS

        Our Board of Directors has delegated primary authority for executive compensation to the three independent members of the Board, or Independent Directors, who, though not a formal compensation committee of the Board, act in such capacity.

PHILOSOPHY ON EXECUTIVE COMPENSATION

        It is our philosophy to compensate executive officers in a manner that promotes the recruitment, motivation and retention of exceptional employees who will help us achieve our strategic business objectives and increase stockholder value. Our executive compensation philosophy is implemented through compensation programs based upon the following principles:

        * Targeted total compensation (salary, bonus, and long-term incentives) and benefits package for executives should be set near the median levels of compensation for corporate executives delivered by certain peer companies, taking into account the relative responsibilities of the executive officers involved. Actual total compensation in any given year may be above or below the target level based on individual and corporate performance.

        * Our total  compensation  package should provide an appropriate  mix of
        fixed   and    variable    compensation    to   support   a   meaningful
        pay-for-performance relationship for our executive officers.

        * Performance-based compensation should be tied to performance measures believed to enhance future stockholder value.

        * Our  long-term  incentive  program  should be  designed  to  encourage
        executive  retention  and  link  executive   compensation   directly  to
        long-term stockholder interests.

        * Compensation plans should be easy to understand and administer.

OVERVIEW OF COMPANY POLICY ON EXECUTIVE COMPENSATION

        Our executive compensation policy and practice is established by the Independent Directors. Specific policies and practices relating to each element of named executive officers' compensation are described below. The objective of our compensation policy is to provide an overall compensation opportunity that is competitive with that offered for similar positions by similar organizations in our industry. Executive compensation may be above or below this general level at times for a variety of reasons, including performance, recruiting or retention requirements and market conditions.

        Actual compensation against this generally median target is designed to be commensurate with our corporate performance and the individual performance of our executives. We generally structure our benefits based on a review of the typical practices within our industry and our business strategy.

        Our approach to the total pay package for our executive officers is to view the various elements of the package as a portfolio of rewards, designed to achieve different specific purposes but to balance each other in motivating appropriate behavior, rewarding different aspects of performance or meeting corporate objectives for attracting and retaining the talent needed to successfully lead our company and increase stockholder value.

THE ROLE OF THE INDEPENDENT DIRECTORS AND MANAGEMENT IN DETERMINING EXECUTIVE COMPENSATION

        For compensation purposes, our executive officers consist of the three executive officers named in the Summary Compensation Table. The Independent
Directors approve all key elements of our executive compensation and benefit programs for the named executive officers. In addition, they assess our financial performance and capital position compared to our plan in determining future awards under the plans. Finally, the Independent Directors approve all salary increases, cash bonus amounts, equity grants, employment, severance, or change of control agreements and all benefit programs as they apply to the named executive officers.

COMPENSATION POLICY REGARDING NAMED EXECUTIVE OFFICERS

        Each element of compensation is described below. Generally, the mix of pay elements, including salary and annual cash bonus, long-term incentive and equity opportunity, benefits and perquisites, are designed to address the needs of our company and reflect the competitive marketplace. We review the mix and allocation to individuals regularly, but maintain a flexible policy to deliver compensation that motivates, retains and rewards our executives. In executing this policy, the Independent Directors consider a variety of factors, applying its collective judgment where appropriate, against a frame of reference that the total pay opportunity should be generally competitive.

BASE SALARIES

        In general, we target base salaries at competitive levels relative to executive officers in comparable positions in our industry, taking into account the comparable responsibilities of the executive officers involved. Where the responsibilities of executive positions are different from those typically found among other bank holding companies or banks, or where executives are new to their responsibilities or play a particularly critical role, base salaries may be targeted above or below median competitive levels. In determining salaries, the Independent Directors also take into account individual leadership, integrity and vision, experience and performance relative to other executive officers in comparable positions. We believe the named executive officers' salaries reported in the Summary Compensation Table are in keeping with this philosophy.

ANNUAL NON-EQUITY INCENTIVE AWARDS

        For 2006, the Independent Directors determined the cash awards for the named executive officers which represent, in their view, a generally competitive level of bonus for corporate and individual performance. This amount is set for each individual and position so that, along with base salary, the executive's total cash pay would be comparable to the cash compensation of executives of similarly sized companies in our industry.

ANNUAL INCENTIVE PERFORMANCE GOALS AND MEASURES

        At the beginning of each year, the Independent Directors review our business plan and budgets for the coming year. Historically and in 2006, the targets for performance are measured by the (i) management of our loan portfolio, loan products and underwriting standards, (ii) management of our investment activities and portfolio of investment securities, (iii) integration of new bank branches, (iv) integration of new technologies and information systems, (v) safety and soundness of the bank, (vi) financial performance to budget, and (vii) growth in stockholders' equity. The annual incentive portion of total compensation is designed to reward executives for meeting these objectives which we believe are the important drivers for the long-term success of our company.

        At year end, the Independent Directors review performance against these objectives and apply more judgmental factors, which reflect actual achievements in such areas as the quality of earnings, risk positioning and strategic positioning of our portfolio of loans and investment securities. The effect of market and industry conditions, interest rates and the economy in general on performance is also considered. Total payouts may be adjusted up or down based on this assessment.

        Based on their assessment of each executive officer's performance for the year relative to our plan, their judgment on the appropriate effect of any of the factors discussed above and any individual performance adjustments, the Independent Directors make a decision on the actual bonus to be paid to such executive officer for the year. The decision is based in part upon recommendations made by the Chief Executive Officer and the named executive officer's immediate superior, if not the Chief Executive Officer.

        Further detail on individual annual bonus payments made to the named executive officers is provided in the Summary Compensation Table and its accompanying narrative.

LONG-TERM AND INCENTIVE AWARDS

        We provide periodic, but not annual, long-term equity incentives through our 1999 Stock Incentive Plan which was approved by our stockholders. Equity incentives in past years provided for long-term compensation opportunities for the named executive officers in the form of a fair market value stock option grant.

STOCK OPTIONS

        We intend that the value of any future stock options we grant be measured by the fair value of the option at grant date under FAS 123(R). We believe that periodic, not annual, stock option grants best link executive compensation to the interests of our stockholders. The value realizable from this type of award is solely dependent on the increase in our stock price over the term of the options, after which the options expire. Our practice in regard to stock options and other equity grants is that such grants are typically made to existing executives on a periodic basis, with possible exceptions for new hires, promotions or special retention awards. The Independent Directors review management recommendations as to stock option grants to employees below the named executive officer level.

        Typically, stock option awards are approved in advance and they are effective on a future pre-selected date. We do not select stock option grant dates for executives in coordination with the release of material, non-public information, or time the release of such information because of option grant dates. Historically, we have awarded non-qualified stock options which vest in full one year from the date of the award and expire five years thereafter.

RESTRICTED STOCK

        We have not used restricted stock grants in the past, though we may do so in the future. Restricted stock, unlike a stock option, is an outright grant of common stock in which ownership vests over a period of time. If restricted stock is granted, then, throughout the vesting period holders of restricted stock would have the right to vote their restricted shares and to receive dividends.

POLICY ON POST-TERMINATION BENEFITS

        Our policy on executive post-termination benefits is to review each situation as it arises. We seek to provide fair and appropriate treatment to all of our employees depending upon the termination situation.

CHANGE OF CONTROL TERMINATION POLICIES

        We have no change of control agreements with any of our employees.

RETIREMENT PLAN

        Substantially all full-time employees are eligible to participate in the Berkshire Bancorp Inc. Retirement Income Plan after one year of employment. We believe that retirement plan benefits are an integral part of compensation of our executive officers and other employees. We provide these benefits in order to make an income stream available to the recipients that will assist in meeting their post-retirement needs. Benefits are determined by compensation and years of service. Further detail regarding the retirement plan is provided in the Pension Benefits Table and accompanying discussion.

DEFERRED COMPENSATION

        Certain named executives are eligible to participate in the Deferred Compensation Plan of The Berkshire Bank. This plan, adopted in July 2006, is designed to allow executives to defer base salary and annual incentives until a future date. The interest rates at which these deferrals accrue are not guaranteed and we believe are in line with competitive practice in our industry. Further detail on the interest rates we pay is provided in the Nonqualified Deferred Compensation Table and accompanying discussion.

PERQUISITES AND OTHER BENEFITS

        We do not provide perquisites of any kind to our named executive officers. However, our executives are eligible to participate in the benefit plans available to all of our employees.

NON-EMPLOYEE DIRECTOR COMPENSATION

        In 2006, the Independent Directors reviewed the components of its non-employee director compensation program and recommended to the Board that it remain unchanged. A further review will be undertaken in 2007 to assure that director pay remains appropriate. Details regarding director compensation is provided in the Director Compensation Table and accompanying discussion.

TAX CONSIDERATIONS

        Section 162(m) of the Internal Revenue Code disallows a tax deduction for compensation in excess of $1 million paid to our Chief Executive Officer or any of our other named executive officers whose total compensation is required to be reported. However, performance-based compensation that satisfies the requirements of Section 162(m) is deductible. We intend to establish and administer executive officer compensation programs that are deductible. However, we may award compensation from time to time that is not fully tax deductible if we determine that such awards are consistent with our philosophy and in the best interests of our stockholders.

        Section 409A of the Internal Revenue Code provides that amounts deferred under nonqualified deferred compensation plans are included in an employee's income when they vest unless specified requirements are met. If these requirements are not met, employees are also subject to an additional income tax and interest penalties. Our nonqualified deferred compensation plans are intended to meet, and will be amended to meet, these requirements. As a result, our employees will be taxed when the deferred compensation is actually paid to them and we will be entitled to a tax deduction at that time.

        Section 280G of the Internal Revenue Code disallows a company's tax deduction for what are defined as "excess parachute payments," and Section 4999 imposes a 20% excise tax on any person who receives excess parachute payments.

None of our named executive officers are entitled to such payments upon termination of their employment, including termination following a change of control of our company. We do not have change of control agreements with any of our named executive officers.

        Our stock awards generally accelerate in the event of a change of control and qualifying termination of employment. This acceleration could contribute to potential excess parachute payments.

ACCOUNTING CONSIDERATIONS

        Stock options, restricted stock, and performance shares are accounted for based on their grant date fair value, as determined under FAS 123R. We consider the accounting expense as well as the cash expense of all programs as part of our design and review criteria.

                    EXECUTIVE COMPENSATION & BENEFITS REPORT

        The independent directors have reviewed and discussed the Compensation Discussion and Analysis set forth in this Form 10-K with our management; and

        Based  on  such  review  and  discussions   the  Independent   Directors
recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

William L. Cohen
Martin A. Fischer
Randolph B. Stockwell

EXECUTIVE COMPENSATION

        The following table shows the compensation paid in or with respect to the last fiscal year to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2006, and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2006 (our "named executive officers").

SUMMARY COMPENSATION TABLE

                                                                 CHANGE IN
                                                               PENSION VALUE
                                                                    AND
                                                                NONQUALIFIED
                                                                  DEFERRED
                                                                COMPENSATION     ALL OTHER
NAME AND PRINCIPAL                      SALARY     BONUS          EARNINGS     COMPENSATION    TOTAL
POSITION                         YEAR      $         $               $               $           $
Steven Rosenberg                 2006    200,000     25,000       232,267            --        457,267
President, Chief Executive
Officer and Chief Financial
Officer
Moses Krausz                     2006    422,130    250,000            --        11,424        683,554
President and Chief Executive
Officer of The Berkshire Bank
David Lukens                     2006    174,000     25,000        11,996         7,658        218,654
Executive Vice President and
Chief Financial Officer of The
Berkshire Bank

NARRATIVE SUMMARY COMPENSATION TABLE

Mr. Rosenberg does not have an employment agreement with us. The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes only the change in the value of his benefit payable under our Retirement Income Plan. Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan.

Mr. Krausz has an employment agreement with us. The agreement expires on April 20, 2008 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $6,600, income associated with life insurance coverage and aggregate earnings on the Deferred Compensation Plan.

Mr. Lukens has an employment agreement with us. The agreement will expire on June 30, 2008 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions Mr. Lukens' employment agreement. The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes only the change in the value of Mr. Luken's benefit payable under our Retirement Income Plan. Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $5,970, income associated with life insurance coverage and aggregate earnings on the Deferred Compensation Plan.

       GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED DECEMBER 31, 2006

        There were no grants of awards made to any of our named executive officers in 2006 under any non-equity or equity incentive plan.

        The   following   table  sets  forth   certain   information   regarding
equity-based awards held by each of our named executive officers as of December 31, 2006.


                                                        OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006
                --------------------------------------------------------------------------------------------------------------------
                                         OPTION AWARDS                                                STOCK AWARDS
                --------------------------------------------------------------------------------------------------------------------
                                                                                                                          EQUITY
                                                                                                                         INCENTIVE
                                                                                                                        PLAN AWARDS:
                                                                                                                         MARKET OR
                                                                                                              EQUITY       PAYOUT
                                               EQUITY                                                    INCENTIVE PLAN   VALUE OF
                                           INCENTIVE PLAN                                                   AWARDS:       UNEARNED
                 NUMBER OF    NUMBER OF        AWARDS:                        NUMBER OF                     NUMBER OF      SHARES,
                SECURITIES   SECURITIES      NUMBER OF                         SHARES OR                    UNEARNED      UNITS, OR
                UNDERLYING   UNDERLYING      SECURITIES                        UNITS OF  MARKET VALUE OF  SHARES, UNITS,    OTHER
                UNEXERCISED  UNEXERCISED     UNDERLYING    OPTION               STOCK    SHARES OR UNITS OR OTHER RIGHTS RIGHTS THAT
NAME              OPTIONS      OPTIONS      UNEXERCISED   EXERCISE   OPTION   THAT HAVE   OF STOCK THAT    THAT HAVE NOT   HAVE NOT
                    (#)          (#)      UNEARNED OPTIONS  PRICE  EXPIRATION NOT VESTED HAVE NOT VESTED      VESTED        VESTED
                EXERCISABLE UNEXERCISABLE       (#)           $       DATE       (#)           (#)              (#)           (#)
Steven Rosenberg  30,000         --              --         10.00   07/31/07     --            --               --           --
Moses Krausz      60,000         --              --         10.00   07/31/07     --            --               --           --
David Lukens      15,000         --              --         10.00   07/31/07     --            --               --           --


    OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR ENDED DECEMBER 31, 2006

        The following table sets forth certain information regarding option exercises by our named executive officers during the year ended December 31, 2006.


                       -----------------------------------------------------------------
                                OPTION AWARDS                    STOCK AWARDS
                       -----------------------------------------------------------------
                         NUMBER OF                         NUMBER OF
                          SHARES                            SHARES
                        ACQUIRED ON    VALUE REALIZED     ACQUIRED ON   VALUE REALIZED
                          EXERCISE     ON EXERCISE (1)      VESTING       ON VESTING
NAME                        (#)              ($)              (#)             ($)
Steven Rosenberg             --                --              --              --
Moses Krausz                 --                --              --              --
David Lukens               5,000           28,083              --              --

(1) Calculated based upon the closing sale price of our common stock on the date of exercise less the exercise price for such shares, but excluding any tax obligation incurred by the named executive officer in connection with the exercise.

1999 STOCK INCENTIVE PLAN

        Our 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of our common stock may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in our corporate structure). Officers, directors and other key employees of us or any of our subsidiaries are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2006, options to acquire 557,757 shares of our common stock have been granted under this plan, 185,878 options are outstanding and exercisable, and 42,243 options are available for future grants.

                          POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS


                                                  NUMBER OF       PRESENT VALUE        PAYMENTS
                                               YEARS CREDITED     OF ACCUMULATED     DURING LAST
                                                   SERVICE           BENEFIT         FISCAL YEAR
NAME                         PLAN NAME               (#)               ($)               ($)
Steven Rosenberg     Retirement Income Plan          15.7            1,063,312           --
David Lukens         Retirement Income Plan           6.0               57,953           --


RETIREMENT INCOME PLAN. Our Retirement Income Plan is a noncontributory defined benefit plan covering substantially all of our full-time, non-union United States employees. Under the Retirement Income Plan, our benefits were based upon a combination of employee compensation and years of service. We paid the entire cost of the plan for our employees and funded such costs as they accrued. Our funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations. Our customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost. Plan assets consist principally of equity and fixed income mutual funds.

        Benefit accruals were frozen as of September 15, 1988, resulting in a plan curtailment. As a result of such curtailment, we did not accrue benefits for future services; however, we did continue to contribute as necessary for any unfunded liabilities. In 2000, we reinstated the Retirement Income Plan to cover substantially all of our full-time, non-union United States employees.

        Except for Mr. Rosenberg whose benefit is subject to the laws governing the Retirement Income Plan, a participant in the Retirement Income Plan accumulates a balance in his or her retirement account by receiving: (i) an annual retirement credit of 5% of gross wages paid during the year, but not in excess of the applicable annual maximum compensation permitted to be taken into account under Internal Revenue Service guidelines for each year of service; and
(ii) an annual interest credit based upon the 30-year U. S. Treasury securities rate. We pay the entire cost of the Retirement Income Plan for our employees and fund such costs as they accrue.

        Our plan provides for a normal retirement age of 65. However, the estimated annual unreduced benefits payable under the Retirement Income Plan upon earlier retirement at age 62 for Messrs. Rosenberg and Lukens are approximately $160,000 and $16,000, respectively. In accordance with the laws currently governing the Retirement Income Plan, the estimated annual benefit payable to Mr. Rosenberg is not expected to increase. Mr. Krausz is not a participant in the Retirement Income Plan. (See Note K of Notes to Consolidated Financial Statements for more information concerning the Retirement Income
Plan).

NONQUALIFIED DEFERRED COMPENSATION

                                         EXECUTIVE                                                         AGGREGATE
                                       CONTRIBUTIONS      REGISTRANT         AGGREGATE       AGGREGATE     BALANCE AT
                                       IN FISCAL YEAR  CONTRIBUTIONS IN     EARNINGS IN    WITHDRAWALS/   DECEMBER 31,
                                            2006       FISCAL YEAR 2006  FISCAL YEAR 2006  DISTRIBUTIONS      2006
NAME                   PLAN NAME             $                 $                 $               $             $
Moses Krausz   Deferred Compensation       7,000              --                75            --             7,075
               Plan
David Lukens   Deferred Compensation       2,610              --                28            --             2,638
               Plan

------------------
        All of the amounts reported under the caption Registrant's Contributions and Aggregate Earnings in Fiscal 2006 have also been reported in the Summary Compensation Table for fiscal 2006. None of the amounts reported in Aggregate Balance at December 31, 2006 were reported as compensation to the named executive officer in our Summary Compensation Tables of previous years.


DEFERRED COMPENSATION PLAN. The Bank's deferred compensation plan was established in July 2006 to provide for a systematic method by which key employees of the Bank may defer payment of not less than 3% and not more than 50% of his or her compensation that would otherwise be payable during the year. The Deferred Compensation Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.

        On June 30 and December 31 of each year, account balances are credited with the applicable earnings rate, the highest deposit rate paid by the Bank on its generally available interest bearing deposit accounts (excluding time deposits), in effect at that time. Distributions from the Deferred Compensation Plan may be made upon (i) termination of employment, (ii) an unforeseeable emergency, (iii) death, (iv) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended, (the "Code") and (v) a Change in Control Event, to the extent such Change in Control Event constitutes permissible payment under Section 409A of the Code.

                            COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

                                                                   CHANGE IN
                                                                    PENSION
                                                                   VALUE AND
                         FEES                                     NONQUALIFIED
                       EARNED OR                    NON-EQUITY      DEFERRED
                        PAID IN   STOCK   OPTION  INCENTIVE PLAN  COMPENSATION  ALL OTHER
                         CASH     AWARDS  AWARDS   COMPENSATION     EARNINGS   COMPENSATION  TOTAL
NAME                      $         $       $           $               $           $          $
William L. Cohen        32,500      --      --          --              --          --      32,500
Moses Marx              26,500      --      --          --              --          --      26,500
Martin A. Fischer (a)    3,083      --      --          --              --          --       3,083
Thomas V. Guarino (b)   28,416      --      --          --              --          --      28,416
Randolph B. Stockwell   30,500      --      --          --              --          --      30,500

        Each director who is not also an employee receives a stipend of $25,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each of these directors also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee. In addition, see "1999 Stock Incentive Plan" above.

-----------------
(a)     Mr. Fischer was elected to the Board on December 7, 2006.

(b)     Mr.  Guarino   resigned  from  the  Board  effective  August  31,  2006.

(c) Messrs. Cohen, Marx and Stockwell each own stock options for 3,000 shares of the Company's common stock.

(d)     Mr. Fischer owns stock options for 1,500 shares of our common stock.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information as of March 23, 2007 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and
(iii) all executive officers and directors as a group.

                                                        AMOUNT AND NATURE
                          NAME AND ADDRESS OF             OF BENEFICIAL     PERCENT
 TITLE OF CLASS             BENEFICIAL OWNER                OWNERSHIP       OF CLASS
-----------------  ---------------------------------  -------------------   ---------
Common Stock       William L. Cohen                        7,500 (1)          *
                   160 Broadway
                   New York, NY 10038
Common Stock       Martin A. Fischer                       9,800 (2)          *
                   160 Broadway
                   New York, NY 10038
Common Stock       Moses Krausz                          148,691 (3)          2.1%
                   4 East 39th Street
                   New York, NY 10016
Common Stock       David Lukens                           15,600 (4)          *
                   4 East 39th Street
                   New York, NY 10016
Common Stock       Moses Marx                          3,538,864 (5)         51.3%
                   160 Broadway
                   New York, NY 10038
Common Stock       Steven Rosenberg                       62,580 (6)          *
                   160 Broadway
                   New York, NY 10038
Common Stock       Randolph B. Stockwell                  24,000 (7)          *
                   160 Broadway
                   New York, NY 10038
Common Stock       All executive officers and
                   directors as a group (7 persons)    3,807,035 (8)         54.3%

---------------------------------
                   * Less than 1%

(1) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Cohen under our 1999 Stock Incentive Plan.

(2) Includes 1,500 shares issuable upon the exercise of options which have been granted to Mr. Fischer under our 1999 Stock Incentive Plan.

(3) Includes 60,000 shares issuable upon the exercise of options which have been granted to Mr. Krausz under our 1999 Stock Incentive Plan and 2,100 shares owned by Mr. Krausz's spouse.

(4) Includes 15,000 shares issuable upon the exercise of options which have been granted to Mr. Lukens under our 1999 Stock Incentive Plan.

(5) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Marx under our 1999 Stock Incentive Plan, 285,000 shares owned by Momar Corporation and 386,163 shares owned by Terumah Foundation. Does not include 37,302.32 shares representing 23.0% of the shares owned by Eva and Esther, L.P., of which Mr. Marx has a 23.0% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.

(6) Includes 30,000 shares issuable upon the exercise of options which have been granted to Mr. Rosenberg under our 1999 Stock Incentive Plan.

(7) Includes 3,000 shares issuable upon the exercise of options which have been granted to Mr. Stockwell under our 1999 Stock Incentive Plan.

(8) Includes 115,500 shares of common stock which are issuable upon the exercise of outstanding options.


EQUITY COMPENSATION PLANS

        The following table details information regarding our existing equity compensation plans as of December 31, 2006.

                                                                                   (C)
                                  (A)                                       NUMBER OF SECURITIES
                            NUMBER OF SECURITIES         (B)              REMAINING AVAILABLE FOR
                              TO BE ISSUED UPON     WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                 EXERCISE OF        EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS   WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A)
-------------              ----------------------  --------------------  -------------------------
Equity compensation               185,878              $ 9.76                   42,243
plans approved by
security holders
Equity compensation                    --                  --                       --
plans not approved by
security holders
Total                             185,878              $ 9.76                   42,243

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               AND DIRECTOR INDEPENDENCE.

        In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. We obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $328,000 and $359,000 in fiscal 2006 and 2005, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

        See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

POLICY REGARDING APPROVAL OF TRANSACTIONS BETWEEN BERKSHIRE AND RELATED PARTIES

        It is the policy of the Board of Directors of the Company that the Company, acting by its independent directors, shall on an ongoing basis conduct an appropriate review of all related party transactions required to be disclosed pursuant to SEC Regulation S-K Item 404 for potential conflict of interest situations and that all such related party transactions must be approved by the Company's Audit Committee.

INDEPENDENCE OF DIRECTORS

        Our board has determined that Messrs. William L. Cohen, Martin A. Fischer and Randolph B. Stockwell are independent under the independence standards of the NASDAQ Stock Market LLC.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:


                                                     FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                                     DECEMBER 31, 2006    DECEMBER 31, 2005
                                                     -------------------  -------------------
AUDIT FEES                                                     $281,540             $168,581

AUDIT RELATED FEES: Professional services                            --               26,959
rendered for employee benefit plan audits,
accounting assistance in connection with
acquisitions and consultations related to
financial accounting and reporting standards

TAX FEES: Tax consulting, preparation of returns                 68,200               57,160

ALL OTHER FEES: Professional services rendered                       --                   --
for corporate support

        The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2006 and 2005. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (A) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1)  Financial Statements

        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets as of December 31, 2006 and 2005

        Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

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

10.5 Amendment No. 2 to Employment Agreement, dated August 1, 2001, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2002).+

10.6 Amendment No. 2 to Employment Agreement, dated January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.7 Deferred Compensation Plan of The Berkshire Bank, dated June 27, 2005, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.8 Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+

21.     Subsidiaries of the Company.

23.     Consent of Independent Registered Public Accounting Firm

31.     Certification of Principal  Executive and Financial  Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.     Certification of Principal  Executive and Financial  Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.


----------------
+ Denotes a management compensation plan or arrangement.

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

                                   BERKSHIRE BANCORP INC.



                                   BY:   /S/ STEVEN ROSENBERG
                                         ------------------------------------
                                             STEVEN ROSENBERG
                                         President, (Chief Executive Officer)


                                   DATE: MARCH 29, 2007
                                         ------------------------------------


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

        SIGNATURE                           TITLE                DATE
        ---------                           -----                ----
                                            President, (Chief
                                            Executive Officer,
                                            Principal Financial
                                            Officer and Principal
                                            Accounting Officer);

/s/ STEVEN ROSENBERG                Director                     March 29, 2007
-------------------------
    STEVEN ROSENBERG


/s/ WILLIAM L. COHEN                Director                     March 29, 2007
-------------------------
    WILLIAM L. COHEN


/s/ MARTIN A. FISCHER               Director                     March 29, 2007
-------------------------
    MARTIN A. FISCHER


/s/ MOSES MARX                      Director                     March 29, 2007
-------------------------
    MOSES MARX


/s/ RANDOLPH B. STOCKWELL           Director                     March 29, 2007
--------------------------
    RANDOLPH B. STOCKWELL