Form 10-Q
period 2007-03-31
BERKSHIRE BANCORP INC /DE/
filed 2007-05-04
CIK 759718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2007
                               ----------------------

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number:  0-13649

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          94-2563513
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                                    10038
----------------------------------------                     -------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of May 1, 2007, there were 6,914,206 outstanding shares of the issuer's Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS. STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT BASED ON HISTORICAL FACT MAY BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "BELIEVE", "MAY", "WILL", "EXPECT", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS IDENTIFY FORWARD-LOOKING STATEMENTS. A WIDE VARIETY OF FACTORS COULD CAUSE THE ACTUAL RESULTS AND EXPERIENCES OF BERKSHIRE BANCORP INC. (THE "COMPANY") TO DIFFER MATERIALLY FROM THE RESULTS EXPRESSED OR IMPLIED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. SOME OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT OPERATIONS, PERFORMANCE, RESULTS OF THE COMPANY'S BUSINESS, THE INTEREST RATE SENSITIVITY OF ITS ASSETS AND LIABILITIES, AND THE ADEQUACY OF ITS LOAN LOSS ALLOWANCE, INCLUDE, BUT ARE NOT LIMITED TO: (I) DETERIORATION IN LOCAL, REGIONAL, NATIONAL OR GLOBAL ECONOMIC CONDITIONS WHICH COULD RESULT, AMONG OTHER THINGS, IN AN INCREASE IN LOAN DELINQUENCIES, A DECREASE IN PROPERTY VALUES, OR A CHANGE IN THE HOUSING TURNOVER RATE; (II) CHANGES IN MARKET INTEREST RATES OR CHANGES IN THE SPEED AT WHICH MARKET INTEREST RATES CHANGE;
(III) CHANGES IN LAWS AND REGULATIONS AFFECTING THE FINANCIAL SERVICES INDUSTRY;
(IV) CHANGES IN COMPETITION; (V) CHANGES IN CONSUMER PREFERENCES, (VI) CHANGES IN BANKING TECHNOLOGY; (VII) ABILITY TO MAINTAIN KEY MEMBERS OF MANAGEMENT,
(VIII) POSSIBLE DISRUPTIONS IN THE COMPANY'S OPERATIONS AT ITS BANKING FACILITIES, (IX) COST OF COMPLIANCE WITH NEW CORPORATE GOVERNANCE REQUIREMENTS, AND OTHER FACTORS REFERRED TO IN THIS QUARTERLY REPORT AND IN ITEM 1A, "RISK FACTORS", OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        PAGE NO.
       PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2007 (unaudited) and
               December 31, 2006                                        4

               Consolidated Statements of Income
               For The Three Months Ended
               March 31, 2007 and 2006 (unaudited)                      5

               Consolidated Statement of Stockholders'
               Equity For The Three Months Ended
               March 31, 2007 (unaudited)                               6

               Consolidated Statements of Cash Flows
               For The Three Months Ended March 31,
               2007 and 2006 (unaudited)                                7

               Notes to Consolidated Financial Statements               9

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                            19

Item 3.        Quantitative and Qualitative Disclosure
               About Market Risk                                        25

Item 4.        Controls and Procedures                                  32

       PART II OTHER INFORMATION

Item 6.        Exhibits                                                 32

Signature                                                               33

Index of Exhibits                                                       34

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                                                          2007          2006
                                                       ---------    -----------
ASSETS
Cash and due from banks                                $   7,227     $   8,061
Interest bearing deposits                                  8,262         4,950
Federal funds sold                                        45,200        11,300
                                                       ---------     ---------
Total cash and cash equivalents                           60,689        24,311
Investment Securities:
 Available-for-sale                                      514,865       514,798
 Held-to-maturity, fair value of $430
  in 2007 and $436 in 2006                                   426           433
                                                       ---------     ---------
Total investment securities                              515,291       515,231
Loans, net of unearned income                            378,151       370,923
 Less: allowance for loan losses                          (3,848)       (3,771)
                                                       ---------     ---------
Net loans                                                374,303       367,152
Accrued interest receivable                                5,897         6,397
Premises and equipment, net                                9,181         9,338
Goodwill, net                                             18,549        18,549
Other assets                                               7,497         7,678
                                                       ---------     ---------
Total assets                                           $ 991,407     $ 948,656
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                  $  49,648     $  49,418
 Interest bearing                                        722,638       632,071
                                                       ---------     ---------
Total deposits                                           772,286       681,489
Securities sold under agreements to repurchase            23,206        62,652
Long term borrowings                                      43,888        52,738
Subordinated debt                                         22,681        22,681
Accrued interest payable                                   7,356         8,110
Other liabilities                                          3,918         5,209
                                                       ---------     ---------
Total liabilities                                        873,335       832,879
                                                       ---------     ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                            --            --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   March 31, 2007,    6,905,706 shares
   December 31, 2006, 6,877,881 shares                       770           770
Additional paid-in capital                                90,635        90,659
Retained earnings                                         39,350        37,285
Accumulated other comprehensive loss, net                 (4,795)       (4,772)
 Treasury Stock
 March 31, 2007,      792,579 shares
 December 31, 2006,   820,404 shares                      (7,888)       (8,165)
                                                       ---------     ---------
Total stockholders' equity                               118,072       115,777
                                                       ---------     ---------
                                                       $ 991,407     $ 948,656
                                                       =========     =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2007        2006
                                                            --------    --------
INTEREST INCOME
Loans                                                       $  7,238    $  5,504
Investment securities                                          5,835       6,255
Federal funds sold and
 interest bearing deposits                                       686          76
                                                            --------    --------
Total interest income                                         13,759      11,835
                                                            --------    --------
INTEREST EXPENSE
Deposits                                                       7,444       4,855
Short-term borrowings                                            433         541
Long-term borrowings                                             991       1,211
                                                            --------    --------
Total interest expense                                         8,868       6,607
                                                            --------    --------
Net interest income                                            4,891       5,228
PROVISION FOR LOAN LOSSES                                         75          45
                                                            --------    --------
Net interest income after
 provision for loan losses                                     4,816       5,183
                                                            --------    --------
NON-INTEREST INCOME
Service charges on deposit accounts                              181         140
Investment securities gains                                      125         741
Other income                                                     209         172
                                                            --------    --------
Total non-interest income                                        515       1,053
                                                            --------    --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                 2,234       2,107
Net occupancy expense                                            476         475
Equipment expense                                                102          96
FDIC assessment                                                   20          21
Data processing expense                                           96          90
Other                                                            525         624
                                                            --------    --------
Total non-interest expense                                     3,453       3,413
                                                            --------    --------
Income before provision for taxes                              1,878       2,823
Provision for income taxes                                       778       1,327
                                                            --------    --------
Net income                                                  $  1,100    $  1,496
                                                            ========    ========
Net income per share:
 Basic                                                      $    .16    $    .22
                                                            ========    ========
 Diluted                                                    $    .16    $    .21
                                                            ========    ========
Number of shares used to compute net income per share:
 Basic                                                         6,896       6,891
                                                            ========    ========
 Diluted                                                       6,957       6,983
                                                            ========    ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (In Thousands)
                                   (Unaudited)

                                                                   ACCUMULATED
                                                                      OTHER
                                               STOCK  ADDITIONAL  COMPREHENSIVE                                            TOTAL
                                       COMMON   PAR     PAID-IN       (LOSS)     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                       SHARES  VALUE    CAPITAL        NET       EARNINGS     STOCK       INCOME          EQUITY
                                       ------  -----  ----------  -------------  --------   ---------  -------------   -------------
BALANCE AT JANUARY 1, 2007              7,698   $770     $90,659     $(4,772)    $ 37,285   $ (8,165)                     $115,777
Adoption of FIN 48                                                                    965                                      965
                                                                                 --------                                 --------
Adjusted balance at January 1, 2007                                                38,250                                  116,742
Net income                                                                          1,100                    1,100           1,100
Exercise of stock options                                   (24)                                  277                          253
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                               (23)                                  (23)            (23)
                                                                                                           -------
Comprehensive income                                                                                       $ 1,077
                                                                                                           =======

BALANCE AT MARCH 31, 2007               7,698   $770     $90,635     $(4,795)    $ 39,350   $ (7,888)                     $118,072
                                       ======   ====     =======     =======     ========   ========                      ========

BALANCE AT JANUARY 1, 2006              7,698   $770     $90,594     $(8,415)    $ 33,504   $ (7,743)                     $108,710
Net income                                                                          1,496                    1,496           1,496
Exercise of stock options                                      1                                   29                           30
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                              (969)                                 (969)           (969)
                                                                                                           -------
Comprehensive income                                                                                       $   527
                                                                                                           =======

BALANCE AT MARCH 31, 2006               7,698   $770     $90,595     $(9,384)    $ 35,000   $ (7,714)                     $109,267
                                       ======   ====     =======     =======     ========   ========                      ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2007           2006
                                                      ----------     ----------
  Cash flows from operating activities:
Net income                                            $    1,100     $    1,496
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gains on investment securities                     (125)          (741)
Net (accretion) amortization of premiums                    (361)            35
 of investment securities
Depreciation and amortization                                183            176
Provision for loan losses                                     75             45
Decrease in accrued interest receivable                      500            574
Decrease in other assets                                     181            761
(Decrease) increase in accrued interest
 payable and other liabilities                            (1,080)           635
                                                      ----------     ----------
Net cash provided by operating activities                    473          2,981
                                                      ----------     ----------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                              (460,195)      (137,757)
 Sales, maturities and calls                             460,591        145,825
Investment securities held to maturity
 Maturities                                                    7             62
Net (increase) decrease in loans                          (7,226)         2,317
Acquisition of premises and equipment                        (26)          (473)
                                                      ----------     ----------
Net cash (used in) provided by investing activities       (6,849)         9,974
                                                      ----------     ----------

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         2007           2006
                                                      ----------     ----------
  Cash flows from financing activities:
Net increase (decrease) in non interest
 bearing deposits                                            230         (5,140)
Net increase in interest bearing deposits                 90,567          9,207
(Decrease) in securities sold under
 agreements to repurchase                                (39,446)       (22,203)
Repayment of long term debt                               (8,850)        (8,080)
Proceeds from exercise of common stock options               253             30
                                                      ----------     ----------
Net cash provided by (used in) financing activities       42,754        (26,186)
                                                      ----------     ----------

  Net increase in cash and cash equivalents               36,378        (13,231)
  Cash and cash equivalents - beginning of period         24,311         27,882
                                                      ----------     ----------
  Cash and cash equivalents - end of period           $   60,689     $   14,651
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash used to pay interest                           $    9,622     $    5,927
  Cash used to pay taxes, net of refunds              $      505     $      775


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

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

        We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2007 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K.

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

                                                                       FOR THE THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------------------------
                                                     MARCH 31, 2007                                   MARCH 31, 2006
                                      ----------------------------------------------   ---------------------------------------------
                                                                           Per                                              Per
                                          Income          Shares          share            Income           Shares         share
                                       (numerator)    (denominator)      amount          (numerator)     (denominator)     amount
                                       -----------    -------------      ------          -----------     -------------     ------
                                                                  (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                    $1,100           6,896           $.16             $1,496            6,891          $.22
Effect of dilutive securities
 Options                                     --             361            .--                 --               92          (.01)
                                         ------           -----           ----             ------            -----          ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                    $1,100           6,957           $.16             $1,496            6,983          $.21
                                         ======           =====           ====             ======            =====          ====


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVESTMENT SECURITIES

        The following tables summarize held to maturity and available-for-sale investment securities as of March 31, 2007 and December 31, 2006:

                                              MARCH 31, 2007
                            ----------------------------------------------------
                                             GROSS          GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                COST          GAINS         LOSSES        VALUE
                            -----------   ------------   ------------   --------

                                               (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies       $ 426           $ 4           $ --         $ 430
                               -----           ---           ----         -----
 Totals                        $ 426           $ 4           $ --         $ 430
                               =====           ===           ====         =====


                                             DECEMBER 31, 2006
                            ----------------------------------------------------
                                             GROSS          GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                COST          GAINS         LOSSES        VALUE
                            -----------   ------------   ------------   --------
                                               (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies       $ 433           $ 4           $ (1)        $ 436
                               -----           ---           ----         -----
 Totals                        $ 433           $ 4           $ (1)        $ 436
                               =====           ===           ====         =====


                                              MARCH 31, 2007
                            ----------------------------------------------------
                                             GROSS          GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                COST          GAINS         LOSSES        VALUE
                            -----------   ------------   ------------   --------
                                               (In thousands)
AVAILABLE-FOR-SALE
INVESTMENT SECURITIES
U.S. Treasury and Notes       $  5,002       $   --        $    (5)     $  4,997
U.S. Government Agencies       303,995            1         (4,989)      299,007
Mortgage-backed securities      64,265          118         (1,579)       62,804
Corporate notes                 67,262          336           (612)       66,986
Municipal Securities             5,698        1,234           (859)        6,073
Marketable equity
 securities and other           74,874          207            (83)       74,998
                              --------       ------        -------      --------
 Totals                       $521,096       $1,896        $(8,127)     $514,865
                              ========       ======        =======      ========

                            BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. - (CONTINUED)

                                             DECEMBER 31, 2006
                            ----------------------------------------------------
                                             GROSS          GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                COST          GAINS         LOSSES       VALUE
                            -----------   ------------   ------------   --------
                                               (In thousands)
AVAILABLE-FOR-SALE
INVESTMENT SECURITIES
U.S. Treasury and Notes        $5,002        $   --        $   (12)     $  4,990
U.S. Government Agencies      322,986            --         (5,822)      317,164
Mortgage-backed securities     67,472            92         (1,711)       65,853
Corporate Notes                44,366           334           (662)       44,038
Municipal securities            5,698         1,489              --        7,187
Marketable equity
 securities and other          75,419           216            (69)       75,566
                             --------        ------        -------      --------
 Totals                      $520,943        $2,131        $(8,276)     $514,798
                             ========        ======        ========     ========

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LOAN PORTFOLIO

        The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                       MARCH 31, 2007         DECEMBER 31, 2006
                                     -----------------      --------------------
                                                 % OF                    % OF
                                      AMOUNT     TOTAL      AMOUNT       TOTAL
                                     --------    -----      -------    --------
                                               (Dollars in thousands)
Commercial and professional loans    $ 64,377     17.0%    $ 63,331        17.0%
Secured by real estate
  1-4 family                          138,162     36.4      139,611        37.5
  Multi family                          3,883      1.0        4,013         1.1
  Non-residential (commercial)        168,031     44.3      160,417        43.1
Consumer                                4,860      1.3        4,763         1.6
                                     --------    -----      -------    --------
Total loans                           379,313    100.0%     372,135       100.0%
                                                 =====                 ========
Deferred loan fees                     (1,162)                           (1,212)
Allowance for loan losses              (3,848)                           (3,771)
                                     --------                          --------
Loans, net                           $374,303                          $367,152
                                     ========                          ========


NOTE 6. DEPOSITS

        The following table summarizes the composition of the average balances of major deposit categories:

                                       MARCH 31, 2007         DECEMBER 31, 2006
                                     ------------------     --------------------
                                     AVERAGE    AVERAGE      AVERAGE    AVERAGE
                                      AMOUNT     YIELD        AMOUNT     YIELD
                                     --------   -------      -------    --------
                                               (Dollars in thousands)

Demand deposits                     $ 48,266       --        $ 47,890      --
NOW and money market                  28,870     0.56%         35,141    0.61%
Savings deposits                     244,262     3.73         171,604    2.95
Time deposits                        424,970     4.82         410,729    4.21
                                    --------     ----        --------    ----
Total deposits                      $746,368     3.99%       $665,364    3.39%
                                    ========     ====        ========    ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMPREHENSIVE INCOME (LOSS)

        The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                              FOR THE THREE MONTHS ENDED
                                 -------------------------------------------------------------------------------------
                                                MARCH 31, 2007                            MARCH 31, 2006
                                 -----------------------------------------   -----------------------------------------
                                                    TAX                                         TAX
                                  BEFORE TAX     (EXPENSE)     NET OF TAX     BEFORE TAX     (EXPENSE)     NET OF TAX
                                    AMOUNT        BENEFIT        AMOUNT         AMOUNT        BENEFIT        AMOUNT
                                 ------------   -----------   ------------   ------------   -----------   ------------
                                                                    (In thousands)
Unrealized (losses)
gains on investment
securities:
 Unrealized holding                 $  39          $ (3)          $ 36         $  (835)        $ 311         $ (524)
 gains (losses) arising
 during period

 Less reclassification
 adjustment for gains
 realized in net income               125           (50)            75             741          (296)           445
                                    -----          ----          -----         -------         -----         ------
Unrealized gain (loss) on
investment securities                 (86)           47            (39)

Change in minimum
pension liability                      16            --             16              --            --             --
                                    -----          ----          -----         -------         -----         ------
Other comprehensive                 $ (70)         $ 47          $ (23)        $(1,576)        $ 607         $ (969)
 (loss) income, net                 =====          ====          =====         =======         =====         ======


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

        The  Company  adopted  SFAS  123(R) in the first  quarter of fiscal year
2006. The adoption of SFAS 123(R) did not have an impact on its operating results and financial condition because the Company made no stock-based compensation payments in fiscal 2006 or in the first quarter of fiscal 2007.

        At March 31, 2007, the Company has one stock-based employee compensation plan. The Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based employee compensation costs were not reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company did not grant stock options during the quarter ended March 31, 2007 or during the fiscal year ended December 31, 2006. We have no plans to grant significant stock options, if any, in 2007. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. EMPLOYEE BENEFIT PLANS

        The Company has a Retirement Income Plan (the "Plan"), a noncontributory plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R) as amended by FAS 158.


                                                             FOR THE
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                      2007            2006
                                                 -------------   ---------------

Service cost                                       $ 90,750         $ 82,000
Interest cost                                        43,500           37,000
Expected return on plan assets                      (46,000)         (38,000)
Amortization and Deferral:
 Transition amount                                       --               --
 Prior service cost                                   4,500            5,000
 (Gain)/loss                                         11,750           14,000
                                                   --------         --------
Net periodic pension cost                          $104,500         $100,000
                                                   ========         ========

        During the fiscal year ending December 31, 2007, we expect to contribute approximately $340,000 to the Plan. We did not make any contributions, required or otherwise, to the Plan in the three months ended March 31, 2007 and 2006.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES

        In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement 159"). The objective of Statement 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value.
Statement 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

        Statement 159 requires similar assets and liabilities for which the Company has elected the fair value option to be displayed on the face of the balance sheet either (a) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value or (b) in separate line items. In addition, Statement 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Company or between financial statements of different companies.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

        Statement 159 is required to be adopted by the Company on January 1, 2008. Early adoption is permitted; however, the Company does not intend to adopt Statement 159 prior to the required adoption date of January 1, 2008. The Company expects to adopt Statement 159 along with Statement 157, Fair Value
Measurements.   The   remeasurement   to  fair  value  will  be  reported  as  a
cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of Statement 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

        The Company is currently evaluating, which, if any items it will elect to recognize at fair value at the date of adoption. The financial statement impact will depend on which items the Company elects to recognize at fair value, fair value at the date of adoption, and the concurrent adoption of Statement
157. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.

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

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value and the benefit obligation - in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Other Comprehensive Income; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), "Employers' Disclosures about

        Pensions and Other Postretirement Benefits", and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits". An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its first fiscal year ending after December 15, 2006. For the Company, this is for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement for the year ended December 31, 2006 did not have a significant effect on Other Comprehensive Income and stockholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

        On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"): an interpretation of FASB No. 109. FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company's financial statements must reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 resulted in a decrease in our tax reserves of $965,000 and a corresponding increase to stockholders' equity as of January 1, 2007.

        As of March 31, 2007, the Company does not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of March 31, 2007. The Company's 2003 through 2006 federal tax returns still remain subject to examination by the Internal Revenue Service. If the Company were to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of income.

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

        SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company's results of operations or financial condition.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        The Company's accounting and reporting policies conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

        The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. The quarterly evaluation of deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

        The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------------------------------------------------------------
                                                               2007                                         2006
                                           -------------------------------------------   -------------------------------------------
                                                             INTEREST                                     INTEREST
                                             AVERAGE            AND        AVERAGE         AVERAGE           AND          AVERAGE
                                             BALANCE        DIVIDENDS     YIELD/RATE       BALANCE        DIVIDENDS      YIELD/RATE
                                           -----------     -----------   ------------    -----------      ---------      ----------
                                                                             (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                  $  376,914      $   7,238           7.68%     $  310,007       $  5,504         7.10%
Investment securities                         507,614          5,835            4.60        594,526          6,255          4.21
Other (2)(5)                                   54,382            686            5.05          8,496             76          3.53
                                           -----------     -----------   ------------    -----------      ---------      ---------
Total interest-earning assets                 938,910         13,759            5.86        913,029         11,835          5.18
                                                                         ------------                                    ---------
Noninterest-earning assets                     45,240                                        46,352
                                           -----------                                   -----------
Total Assets                               $  984,150                                    $  959,381
                                           ===========                                   ===========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                     273,132         2,321            3.40%        214,675          1,143         2.13%
Time deposits                                 424,970         5,123             4.82        412,963          3,711          3.59
Other borrowings                              106,668         1,424             5.34        164,405          1,753          4.27
                                           -----------     -----------   ------------    -----------      ---------      ---------
Total interest-bearing
 liabilities                                  804,770         8,868             4.41        792,043          6,607          3.34
                                                           -----------   ------------                     ---------      ---------

Demand deposits                                48,266                                        46,422
Noninterest-bearing liabilities                13,482                                        11,728
Stockholders' equity (5)                      117,632                                       109,188
                                           -----------                                   -----------

Total liabilities and
 stockholders' equity                      $  984,150                                    $  959,381
                                           ===========                                   ===========

Net interest income                                           4,891                                          5,228
                                                           ===========                                    =========

Interest-rate spread (3)                                                       1.45%                                       1.84%
                                                                         ============                                    =========

Net interest margin (4)                                                        2.08%                                       2.29%
                                                                         ============                                    =========

Ratio of average interest-earning assets
to average interest bearing liabilities
                                                 1.17                                          1.15
                                           ===========                                   ===========

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

GENERAL. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has eleven branch locations, six branches in New York City and four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey which opened in May 2006.

NET INCOME. Net income for the three-month period ended March 31, 2007 was $1.10 million, or $.16 per share, as compared to $1.50 million, or $.21 per share, for the three-month period ended March 31, 2006.

        The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. The difference between the yield on short-term, 3 month U.S. Treasury Notes, and long-term, 10 year U.S. Treasury bonds, referred to as the yield curve is at historic lows. Inflation fighting actions taken by the Federal Reserve Board have moved short-term rates up while long-term rates have remained relatively flat. The Company's rising cost of funds, the rates paid on deposits and borrowings, has not been matched by the ability to increase the yields on interest-earning assets.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

        For the quarter ended March 31, 2007, net interest income decreased by $337,000 to $4.89 million from $5.23 million for the quarter ended March 31, 2006. The quarter over quarter decrease in net interest income was the result of the 107 basis point increase in the average rates paid on the average amounts of interest-bearing liabilities to 4.41% in the 2007 quarter from 3.34% in the 2006 quarter. The decrease was partially offset by the 68 basis point increase in the average yields earned on the average amounts of interest-earning assets to 5.86% in 2007 from 5.18% in 2006. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 39 basis points to 1.45% in the 2007 quarter from 1.84% in the 2006 quarter.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 21 basis points to 2.08% in the first quarter of fiscal 2007 from 2.29% in the first quarter of fiscal 2006. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.86% and 5.18% during the quarters ended March 31, 2007 and 2006, respectively. The decrease in net interest margin is primarily due to the decrease in net interest income, partially offset by the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

        The average amount of loans in our portfolio increased by $66.91 million to $376.91 million in the quarter ended March 31, 2007 from $310.01 million in the quarter ended March 31, 2006, and the average yield on our loan portfolio increased to 7.68% in the 2007 quarter from 7.10% in the 2006 quarter. The average amount of investment securities decreased by $86.91 million, to $507.61 million in the three months ended March 31, 2007 from $594.53 million in the three  months  ended  March  31,  2006,  and the  average  yield  on  investment securities
improved by 39 basis points, to 4.60% in 2007 from 4.21% in 2006. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $45.89 million to $54.38 million in the 2007 quarter from $8.50 million in the 2006 quarter, and returned an average yield of 5.05% and 3.53% in the quarter ended March 31, 2007 and 2006, respectively.

INTEREST INCOME. Total interest income for the quarter ended March 31, 2007 increased by $1.92 million to $13.76 million from $11.84 million for the quarter ended March 31, 2006. The increase in total interest income was primarily due to the increase in the average yields earned on interest-earning assets and by the increase in the average amount of such assets. Loans contributed $7.24 million of interest income in the 2006 quarter, an increase of $1.73 million from the $5.50 million of interest income contributed in the 2006 quarter. Investment securities contributed $5.84 million of interest income in the first quarter of 2007, a decrease of $420,000 from the $6.26 million of interest income earned on investment securities in the first quarter of 2006.

                                  ----------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------
                                          2007                      2006
                                  -------------------       -------------------
                                  INTEREST     % OF         INTEREST      % OF
                                   INCOME      TOTAL         INCOME      TOTAL
                                  --------     ------       --------     ------
                                       (In thousands, except percentages)
Loans                             $ 7,238       52.60%      $ 5,504       46.51%
Investment Securities               5,835       42.41         6,255       52.86
Other                                 686        4.99            76        0.63
                                  -------      ------       -------      ------
Total Interest Income             $13,759      100.00%      $11,835      100.00%

        Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities, increased to 40.14% of our total average interest-earning assets during the three months ended March 31, 2007 from 33.95% of total average interest-earning assets during the three months ended March 31, 2006. Investment securities declined to 54.07% from 65.12% of total average interest-earning assets during the three-month periods ended March 31, 2007 and 2006, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                 -----------------------------------------------
                                          THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------
                                          2007                      2006
                                 --------------------      --------------------
                                  AVERAGE       % OF        AVERAGE       % OF
                                  AMOUNT       TOTAL         AMOUNT      TOTAL
                                 --------      ------      --------      ------
                                        (In thousands, except percentages)
Loans                            $376,914       40.14%     $310,007       33.95%
Investment Securities             507,614       54.07       594,526       65.12
Other                              54,382        5.79         8,496        0.93
                                 --------      ------      --------      ------
Total Interest-Earning Assets    $938,910      100.00%     $913,029      100.00%

INTEREST EXPENSE. Total interest expense for the quarter ended March 31, 2007 increased by $2.26 million to $8.87 million from $6.61 million for the quarter ended March 31, 2006. The increase in interest expense was due primarily to the increase in the average rates paid on the average amount of interest-bearing liabilities, 4.41% in the 2007 quarter compared to 3.34% in the 2006 quarter. In May 2004 and April 2005, we sold an aggregate of $22.68 million of floating rate junior subordinated debentures which mature in thirty years and used the net proceeds to augment the Bank's capital to allow for business expansion. The interest expense on these debentures, which is included in other borrowings, was $458,000 and $424,000 during the three months ended March 31, 2007 and 2006, respectively.

                                    --------------------------------------------
                                            THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------
                                            2007                      2006
                                    ------------------       ------------------
                                    INTEREST    % OF         INTEREST     % OF
                                     INCOME     TOTAL         INCOME     TOTAL
                                    --------    ------       --------    ------
                                         (In thousands, except percentages)
Interest-Bearing Deposits           $  2,321     26.17%      $  1,143     17.30%
Time Deposits                          5,123     57.77          3,711     56.17
Other Borrowings                       1,424     16.06          1,753     26.53
                                    --------    ------       --------    ------
Total Interest Expense              $  8,868    100.00%      $  6,607    100.00%

                                   ---------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------
                                           2007                     2006
                                   -------------------      -------------------
                                    AVERAGE      % OF        AVERAGE      % OF
                                    AMOUNT      TOTAL         AMOUNT     TOTAL
                                   --------     ------      --------     ------
(In thousands, except percentages)
Interest-Bearing Deposits          $273,132      33.94%     $214,675      37.46%
Time Deposits                       424,970      52.81       412,963      34.53
Other Borrowings                    106,668      13.25       164,405      28.01
                                   --------     ------      --------     ------
Total Interest-Bearing Liabilities $804,770     100.00%     $792,043     100.00%


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2007, total non-interest income decreased by $538,000, to $515,000 from $1.05 million for the three months ended March 31, 2006. The decrease is largely due to the $616,000 decrease in gains on the sales of investment securities in the 2007 quarter.

                                   ---------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------
                                           2007                     2006
                                   -------------------      -------------------
                                     NON-                     NON-
                                   INTEREST     % OF        INTEREST     % OF
                                    INCOME      TOTAL        INCOME      TOTAL
                                   --------     ------      --------     ------
                                        (In thousands, except percentages)
Service Charges on Deposits        $    181      35.15%     $    140      13.30%
Investment Securities gains             125      24.27           741      70.37
Other                                   209      40.58           172      16.33
                                   --------     ------      --------     ------
Total Non-Interest Income          $    515     100.00%     $  1,053     100.00%

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2007 increased by $40,000 to $3.45 million from $3.41 million for the three months ended March 31, 2006. The largest component of non-interest expense, almost 65% of the total, are salaries and employee benefits which increased by $127,000 to $2.23 million in the 2007 quarter from $2.11 million in the 2006 quarter. The increase is due to the addition of personnel in our internal control and compliance departments.

                                   ---------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------
                                           2007                     2006
                                   -------------------      -------------------
                                     NON-                     NON-
                                   INTEREST     % OF        INTEREST     % OF
                                    EXPENSE     TOTAL        EXPENSE     TOTAL
                                   --------     ------      --------     ------
                                        (In thousands, except percentages)
Salaries and Employee Benefits     $  2,234      64.70%     $  2,107      61.72%
Net Occupancy Expense                   476      13.79           475      13.94
Equipment Expense                       102       2.95            96       2.81
FDIC Assessment                          20       0.58            21       0.61
Data Processing Expense                  96       2.78            90       2.64
Other                                   525      15.20           624      18.28
                                   --------     ------      --------     ------
Total Non-Interest Expense         $  3,453     100.00%     $  3,413     100.00%


PROVISION FOR INCOME TAX. We recorded income tax expense of $778,000 and $1.33 million for the three-month periods ended March 31, 2007 and 2006, respectively. The tax provisions for federal, state and local taxes represent effective tax rates of 41.43% and 47.01% for the three months ended March 31, 2007 and 2006, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

        On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2006, the Company has purchased a total of 1,898,909 shares of its Common Stock. At March 31, 2007, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We did not repurchase shares of the Company's Common Stock during the first quarter of 2007.

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

        As an additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $43.89 million at March 31, 2007, at fixed rates for a period of one to five years.

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

                                                                              BERKSHIRE BANCORP INC.
                                                                 INTEREST RATE SENSITIVITY GAP AT MARCH 31, 2007
                                                                      (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                             --------------------------------------------------------------------------------
                                              3 MONTHS        3 THROUGH         1 THROUGH           OVER
                                              OR LESS         12 MONTHS          3 YEARS          3 YEARS             TOTAL
                                             ---------        ---------         ---------        ---------         ----------
Federal funds sold                              45,200               --                --               --             45,200
                                    (Rate)        5.30%                                                                  5.30%
Interest bearing deposits in banks               8,262               --                --               --              8,262
                                    (Rate)        4.30%                                                                  4.30%
Loans (1)(2)
Adjustable rate loans                           86,635           13,725            21,483           41,941            163,784
                                    (Rate)        8.94%            7.48%             6.62%            7.02%              8.02%
Fixed rate loans                                13,290           13,080            31,778          157,381            215,529
                                    (Rate)        7.99%            8.66%             7.69%            6.45%              6.86%
                                             ---------        ---------         ---------        ---------         ----------
Total loans                                     99,925           26,805            53,261          199,322            379,313
Investments (3)(4)                             154,922           88,003           120,332          158,264            521,521
                                    (Rate)        4.48%            4.41%             4.09%            5.06%              4.55%
                                             ---------        ---------         ---------        ---------         ----------
Total rate-sensitive assets                    263,109          114,808           173,593          357,586            909,096
                                             ---------        ---------         ---------        ---------         ----------

Deposit accounts (5)
Savings and NOW                                281,661               --                --               --            281,661
                                    (Rate)        3.63%                                                                  3.63%
Money market                                    14,688               --                --               --             14,688
                                    (Rate)        0.69%                                                                  0.69%
Time Deposits                                  270,881          149,946             5,459                3            426,289
                                    (Rate)        4.74%            4.94%             2.84%            1.74%              4.79%
                                             ---------        ---------         ---------        ---------         ----------
Total deposit accounts                         567,230          149,946             5,459                3            722,638
Repurchase Agreements                           15,199            8,007                --               --             23,206
                                    (Rate)        4.87%            4.58%             4.16%                               4.77%
Other borrowings                                 1,711           10,247            19,930           34,681             66,569
                                    (Rate)        3.58%            3.39%             3.92%            7.31%              5.60%
                                             ---------        ---------         ---------        ---------         ----------
Total rate-sensitive liabilities               584,140          168,200            25,389           34,684            812,413
                                             ---------        ---------         ---------        ---------         ----------

Interest rate caps                              20,000          (20,000)              --                --                 --
Gap (repricing differences)                   (341,031)         (33,392)          148,204          322,902             96,683
                                             =========        =========         =========        =========         ==========

Cumulative Gap                                (341,031)        (374,423)         (226,219)          96,683
                                             =========        =========         =========        =========
Cumulative Gap to Total Rate
Sensitive Assets                                (37.51)%         (41.19)%          (24.88)%          10.64%
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

        For the three-month periods ended March 31, 2007 and 2006, we charged-off loans of $0 and $1,000, respectively, and recovered loans of $2,000 and $5,000, respectively. All amounts recovered in the 2007 and 2006 periods were returned to the allowance for loan losses.

        The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2007            2006
                                                       --------        --------

Average loans outstanding                              $376,914        $310,007
                                                       ========        ========
Allowance at beginning of period                          3,771           3,266
Charge-offs:
 Commercial and other loans                                  --               1
                                                       --------        --------
  Total loans charged-off                                    --               1
                                                       --------        --------
Recoveries:
 Commercial and other loans                                   2               5
                                                       --------        --------
  Total loans recovered                                       2               5
                                                       --------        --------
  Net (charge-offs) recoveries                                2               4
                                                       --------        --------
Provision for loan losses
 charged to operating expenses                               75              45
                                                       --------        --------
Allowance at end of period                             $  3,848        $  3,315
                                                       --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                              0.00%           0.00%
                                                       ========        ========
Allowance as a percent of total loans                      1.01%           1.08%
                                                       ========        ========
Total loans at end of period                           $379,313        $307,879
                                                       ========        ========

LOAN PORTFOLIO.

        The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2007, we had total gross loans of $379.31 million, deferred loan fees of $1.16 million and an allowance for loan losses of $3.85 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three-month period ended March 31, 2007, the Bank did not sell any loans.

        The following tables set forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                   MARCH 31,        DECEMBER 31,
                                                      2007              2006
                                                   ---------        ------------
                                                     AMOUNT            AMOUNT
                                                   ---------          ---------
                                                          (in thousands)

Commercial and professional loans                  $  64,377          $  63,331
Secured by real estate
  1-4 family                                         138,162            139,611
  Multi family                                         3,883              4,013
  Non-residential (commercial)                       168,031            160,417
Consumer                                               4,860              4,763
                                                   ---------          ---------
Total loans                                          379,313            372,135
Less:
 Deferred loan fees                                   (1,162)            (1,212)
 Allowance for loan losses                            (3,848)            (3,771)
                                                   ---------          ---------
Loans, net                                         $ 374,303          $ 367,152
                                                   =========          =========


        It is the Bank's policy to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At March 31, 2007 and 2006, we did not have any loans past due more than 90 days and still accruing interest.

CAPITAL ADEQUACY

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of March 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


         The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2007 and December 31, 2006 (dollars in thousands):

                                                                  TO BE WELL
                                                               CAPITALIZED UNDER
                                              FOR CAPITAL      PROMPT CORRECTIVE
                              ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                          --------------   -----------------   -----------------
                          AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
                          ------   -----     ------   -----     ------   -----

MARCH 31, 2007
Total Capital
(to Risk-Weighted Assets)
  Company                 130,852   22.9%    45,691   >8.0%         --      N/A
                                                      -
  Bank                    100,122   18.2%    44,029   >8.0%     55,036   >10.0%
                                                      -                  -
Tier I Capital
(to Risk-Weighted Assets)
  Company                 127,004   22.4%    22,845   >4.0%         --      N/A
                                                      -
  Bank                     96,274   17.5%    22,014   >4.0%     33,021    >6.0%
                                                      -                   -
Tier I Capital
(to Average Assets)
  Company                 127,004   12.9%    39,366   >4.0%         --      N/A
                                                      -
  Bank                     96,274   10.3%    37,532   >4.0%     46,915    >5.0%
                                                      -                   -


                                                                  TO BE WELL
                                                               CAPITALIZED UNDER
                                              FOR CAPITAL      PROMPT CORRECTIVE
                              ACTUAL       ADEQUACY PURPOSES   ACTION PROVISIONS
                          --------------   -----------------   -----------------
                          AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT   RATIO
                          ------   -----     ------   -----     ------   -----

DECEMBER 31, 2006
Total Capital
(to Risk-Weighted Assets)
  Company                $128,452   23.9%   $43,031   >8.0%         --      N/A
                                                      -
  Bank                     99,170   19.3%    41,120   >8.0%     51,400   >10.0%
                                                      -                  -
Tier I Capital
(to Risk-Weighted Assets)
  Company                 124,681   23.2%    21,516   >4.0%         --      N/A
                                                      -
  Bank                     95,400   18.6%    20,560   >4.0%     30,840    >6.0%
                                                      -                   -
Tier I Capital
(to Average Assets)
  Company                 124,681   13.4%    37,322   >4.0%         --      N/A
                                                      -
  Bank                     95,400   10.9%    35,022   >4.0%     43,778    >5.0%
                                                      -                   -

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

        For the Company, liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At March 31, 2007, the Company, excluding the Bank, had cash and cash equivalents of $14.41 million and investment securities available for sale of $11.79 million.

        The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $45.45 million at March 31, 2007, include commitments to extend credit and stand-by letters of credit.

        At  March  31,  2007,  the  Company  had   outstanding   commitments  of
approximately $473.85 million; including $426.29 million of time deposits, $43.89 million of Federal Home Loan Bank debt, and $3.67 million of operating leases. These commitments include $433.72 million that mature or renew within one year, $26.68 million that mature or renew after one year and within three years, $13.03 million that mature or renew after three years and within five years and $418,000 that mature or renew after five years.

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

CONCLUSIONS. Based upon the Controls Evaluation, the CEO/CFO has concluded that, the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2007, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

        Exhibit
        Number Description
        31            Certification of Principal Executive
                      and Financial Officer pursuant to
                      Section 302 Of The Sarbanes-Oxley Act
                      of 2002.

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



Date:    May 4, 2007                By:     /s/ Steven Rosenberg
       ------------------                   -----------------------
                                            STEVEN ROSENBERG
                                            PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER

                                         EXHIBIT INDEX

Exhibit                                                          Sequential
Number         Description                                       Page Number
-------        -----------                                       -----------

31             Certification of Principal Executive                 35
               and Financial Officer pursuant to
               Section 302 Of The Sarbanes-Oxley Act
               of 2002.

32             Certification of Principal Executive                 36
               and Financial Officer pursuant to
               Section 906 Of The Sarbanes-Oxley Act
               of 2002.