Form 10-Q
period 2007-06-30
BERKSHIRE BANCORP INC /DE/
filed 2007-08-06
CIK 759718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  0-13649


                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                   94-2563513
----------------------------------------               --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


160 BROADWAY, NEW YORK, NEW YORK                              10038
----------------------------------------               --------------------
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

As of August 1, 2007, there were 7,054,183 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        Page No.
     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          June 30, 2007 (unaudited) and
          December 31, 2006                                               4

          Consolidated Statements of Income
          For The Three and Six Months Ended
          June 30, 2007 and 2006 (unaudited)                              5

          Consolidated Statements of Stockholders'
          Equity For The Six Months Ended
          June 30, 2007 and 2006 (unaudited)                              6

          Consolidated Statements of Cash Flows
          For The Six Months Ended
          June 30, 2007 (unaudited)                                       7

          Notes to Consolidated Financial Statements                      9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                    19

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                                28

Item 4.  Controls and Procedures                                          36

     PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                 37

Item 6.  Exhibits                                                         37

Signature                                                                 38

Index of Exhibits                                                         39

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     June 30,               December 31,
                                                                                       2007                     2006
                                                                                    ------------------------------------
ASSETS
Cash and due from banks                                                             $   6,827                 $   8,061
Interest bearing deposits                                                               9,899                     4,950
Federal funds sold                                                                      2,800                    11,300
                                                                                    ---------                 ---------
Total cash and cash equivalents                                                        19,526                    24,311
Investment Securities:
 Available-for-sale                                                                   552,258                   514,798
 Held-to-maturity, fair value of $416
  in 2007 and $436 in 2006                                                                418                       433
                                                                                    ---------                 ---------
Total investment securities                                                           552,676                   515,231
Loans, net of unearned income                                                         380,838                   370,923
 Less: allowance for loan losses                                                       (3,928)                   (3,771)
                                                                                    ---------                 ---------
Net loans                                                                             376,910                   367,152
Accrued interest receivable                                                             7,234                     6,397
Premises and equipment, net                                                             9,684                     9,338
Goodwill, net                                                                          18,549                    18,549
Other assets                                                                            8,420                     7,678
                                                                                    ---------                 ---------
Total assets                                                                        $ 992,999                 $ 948,656
                                                                                    =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                               $  50,145                 $  49,418
 Interest bearing                                                                     726,931                   632,071
                                                                                    ---------                 ---------
Total deposits                                                                        777,076                   681,489
Securities sold under agreements to repurchase                                         29,722                    62,652
Long term borrowings                                                                   38,283                    52,738
Subordinated debt                                                                      22,681                    22,681
Accrued interest payable                                                                5,667                     8,110
Other liabilities                                                                       2,804                     5,209
                                                                                    ---------                 ---------
Total liabilities                                                                     876,233                   832,879
                                                                                    ---------                 ---------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                         --                        --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized -- 10,000,000 shares
  Issued -- 7,698,285 shares
  Outstanding --
   June 30, 2007, 7,039,706 shares
   December 31, 2006, 6,877,881 shares                                                    770                       770
Additional paid-in capital                                                             90,642                    90,659
Retained earnings                                                                      39,750                    37,285
Accumulated other comprehensive loss, net                                              (7,841)                   (4,772)
 Treasury Stock at cost
 June 30, 2007, 658,579 shares
 December 31, 2006, 820,404 shares                                                     (6,555)                   (8,165)
                                                                                    ---------                 ---------
Total stockholders' equity                                                            116,766                   115,777
                                                                                    ---------                 ---------
                                                                                    $ 992,999                 $ 948,656
                                                                                    =========                 =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   For The                        For The
                                                                             Three Months Ended               Six Months Ended
                                                                                 June 30,                          June 30,
                                                                          -------------------------       -----------------------
                                                                            2007             2006           2007           2006
                                                                          --------         --------       --------       --------
INTEREST INCOME
Loans                                                                       $ 7,240        $ 5,585        $14,478        $11,089
Investment securities                                                         6,416          6,150         12,251         12,405
Federal funds sold and
 interest bearing deposits                                                      376             81          1,062            157
                                                                            -------        -------        -------        -------
Total interest income                                                        14,032         11,816         27,791         23,651
                                                                            -------        -------        -------        -------
INTEREST EXPENSE
Deposits                                                                      7,825          5,345         15,269         10,200
Short-term borrowings                                                           433            453            866            994
Long-term borrowings                                                            915          1,147          1,906          2,358
                                                                            -------        -------        -------        -------
Total interest expense                                                        9,173          6,945         18,041         13,552
                                                                            -------        -------        -------        -------
Net interest income                                                           4,859          4,871          9,750         10,099
PROVISION FOR LOAN LOSSES                                                        75             45            150             90
                                                                            -------        -------        -------        -------
Net interest income after
 provision for loan losses                                                    4,784          4,826          9,600         10,009
                                                                            -------        -------        -------        -------
NON-INTEREST INCOME
Service charges on deposits accounts                                            183            146            364            286
Investment securities gains                                                      --              2            125            743
Other income                                                                    208            158            417            330
                                                                            -------        -------        -------        -------
Total non-interest income                                                       391            306            906          1,359
                                                                            -------        -------        -------        -------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                2,142          2,072          4,376          4,179
Net occupancy expense                                                           440            491            916            966
Equipment expense                                                                98            108            200            204
FDIC assessment                                                                  20             22             40             43
Data processing expense                                                          99             91            195            181
Other                                                                           727            594          1,252          1,218
                                                                            -------        -------        -------        -------
Total non-interest expense                                                    3,526          3,378          6,979          6,791
                                                                            -------        -------        -------        -------
Income before provision for taxes                                             1,649          1,754          3,527          4,577
Provision for income taxes                                                      629            834          1,407          2,161
                                                                            -------        -------        -------        -------
Net income                                                                  $ 1,020        $   920        $ 2,120        $ 2,416
                                                                            =======        =======        =======        =======
Net income per share:
 Basic                                                                      $   .15        $   .13        $   .31        $   .35
                                                                            =======        =======        =======        =======
 Diluted                                                                    $   .15        $   .13        $   .30        $   .35
                                                                            =======        =======        =======        =======
Number of shares used to compute net income per share:
 Basic                                                                        6,948          6,895          6,922          6,893
                                                                            =======        =======        =======        =======
 Diluted                                                                      6,958          6,983          6,957          6,983
                                                                            =======        =======        =======        =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (In Thousands)
                                   (Unaudited)


                                                                               ACCUMULATED
                                          COMMON        STOCK      ADDITIONAL      OTHER
                                                         PAR        PAID-IN    COMPREHENSIVE    RETAINED    TREASURY   COMPREHENSIVE
                                          SHARES        VALUE       CAPITAL     (LOSS), NET     EARNINGS     STOCK     INCOME (LOSS)
                                          ------        -----       --------    ------------    --------     ------    -------------
BALANCE AT JANUARY 1, 2007                  7,698    $     770    $  90,659    $  (4,772)      $  37,285   $  (8,165)
Adoption of FIN 48                                                                                   965
                                                                                                --------
Adjusted balance at January 1, 2007                                                               38,250
Net income                                                                                         2,120                    2,120
Exercise of stock options                                               (17)                                   1,610
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                        (3,069)                                  (3,069)
                                                                                                                        ---------
Comprehensive income (loss)                                                                                             $    (949)
                                                                                                                        =========
Cash dividends                                                                                      (620)
                                            -----    ---------    ---------    ---------       ---------   ---------
BALANCE AT JUNE 30, 2007                    7,698    $     770    $  90,642    $  (7,841)      $  39,750   $  (6,555)
                                            =====    =========    =========    =========       =========   =========

BALANCE AT JANUARY 1, 2006                  7,698    $     770    $  90,594    $  (8,415)      $  33,504   $  (7,743)
Net income                                                                                         2,416                    2,416
Exercise of stock options                                                 6                                       77
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                        (2,692)                                  (2,692)
                                                                                                                        ---------
Comprehensive income                                                                                                    $    (276)
                                                                                                                        =========
Cash dividends                                                                                      (549)
                                            -----    ---------    ---------    ---------       ---------   ---------
BALANCE AT JUNE 30, 2006                    7,698    $     770    $  90,600    $ (11,107)      $  35,371   $  (7,666)
                                            =====    =========    =========    =========       =========   =========



                                              TOTAL
                                          STOCKHOLDERS'
                                             EQUITY
                                             ------
BALANCE AT JANUARY 1, 2007                  $ 115,777
Adoption of FIN 48                                965
                                            ---------
Adjusted balance at January 1, 2007           116,742
Net income                                      2,120
Exercise of stock options                       1,593
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                     (3,069)
                                            ---------
Comprehensive income (loss)

Cash dividends                                   (620)
                                            ---------
BALANCE AT JUNE 30, 2007                    $ 116,766
                                            =========

BALANCE AT JANUARY 1, 2006                  $ 108,710
Net income                                      2,416
Exercise of stock options                          83
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                     (2,692)

Comprehensive income

Cash dividends                                   (549)
                                            ---------
BALANCE AT JUNE 30, 2006                    $ 107,968
                                            =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  ---------------------------------
                                                                                     2007                     2006
                                                                                     -----                    -----
  Cash flows from operating activities:
Net income                                                                        $   2,120                $   2,416
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gains on investment securities                                                (125)                    (743)
Net (accretion) amortization of premiums of
 investment securities                                                                 (845)                    (368)
Depreciation and amortization                                                           360                      359
Provision for loan losses                                                               150                       90
Increase (decrease) in accrued interest receivable                                     (837)                      86
Increase in other assets                                                               (742)                  (1,327)
(Decrease) increase in accrued interest payable
  and other liabilities                                                              (3,883)                   1,966
                                                                                  ---------                ---------
 Net cash (used in) provided by operating activities                                 (3,802)                   2,479
                                                                                  ---------                ---------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                         (819,862)                (187,912)
 Sales, maturities and calls                                                        780,248                  230,033
Investment securities held to maturity
 Maturities                                                                              70                       74
Net increase in loans                                                                (9,908)                  (6,657)
Acquisition of premises and equipment                                                  (706)                  (1,368)
                                                                                  ---------                ---------
Net cash (used in) provided by investing activities                                 (50,158)                  34,170
                                                                                  ---------                ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  ---------------------------------
                                                                                     2007                     2006
                                                                                     -----                    -----
  Cash flows from financing activities:
Net increase in non interest bearing deposits                                           727                    7,292
Net increase (decrease) in interest bearing deposits                                 94,860                  (20,098)
Decrease in securities sold under agreements
 to repurchase                                                                      (32,930)                 (13,164)
Proceeds from long term debt                                                          1,000                       --
Repayment of long term debt                                                         (15,455)                 (16,231)
Proceeds from exercise of common stock options                                        1,593                       83
Dividends paid                                                                         (620)                    (549)
                                                                                  ---------                ---------
Net cash provided by (used in) financing activities                                  49,175                  (42,667)
                                                                                  ---------                ---------

  Net decrease in cash and cash equivalents                                          (4,785)                  (6,018)
  Cash and cash equivalents - beginning of period                                    24,311                   27,882
                                                                                  ---------                ---------
  Cash and cash equivalents - end of period                                       $  19,526                $  21,864
                                                                                  =========                =========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                                       $  20,484                $  11,685
  Cash used to pay taxes, net of refunds                                          $   1,785                $   2,825



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006

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

NOTE 2.  TRUST PREFERRED SECURITIES.

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 8.06%.

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 7.31%.

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

                                                              FOR THE THREE MONTHS ENDED
                                    ----------------------------------------------------------------------------------
                                                JUNE 30, 2007                               JUNE 30, 2006
                                    -------------------------------------       --------------------------------------
                                                                    Per                                          Per
                                     Income          Shares        share          Income           Shares       share
                                   (numerator)    (denominator)    amount       (numerator)    (denominator)    amount
                                   -----------    -------------    ------       -----------    -------------    ------
                                                          (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                 $1,020          6,948         $.15          $ 920            6,895         $.13
Effect of dilutive securities
 Options                                  --             10          .--             --               88          .--
                                      ------          -----         ----          -----            -----         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                 $1,020          6,958         $.15          $ 920            6,983         $.13
                                      ======          =====         ====          =====            =====         ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. - (CONTINUED)

                                                              FOR THE SIX MONTHS ENDED
                                    ----------------------------------------------------------------------------------
                                                JUNE 30, 2007                               JUNE 30, 2006
                                    -------------------------------------       --------------------------------------
                                                                    Per                                          Per
                                     Income          Shares        share          Income           Shares       share
                                   (numerator)    (denominator)    amount       (numerator)    (denominator)    amount
                                   -----------    -------------    ------       -----------    -------------    ------
                                                       (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                 $2,120          6,922         $.31          $2,416           6,893         $.35
Effect of dilutive securities
 Options                                  --             35          .01              --              90          .--
                                      ------          -----         ----          -----            -----         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                 $2,120          6,957         $.30          $2,416           6,983         $.35
                                      ======          =====         ====          =====            =====         ====



NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of June 30, 2007 and December 31, 2006:

                                                                                      JUNE 30, 2007
                                                      ------------------------------------------------------------------------------
                                                                               GROSS               GROSS
                                                          AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                            COST                GAINS              LOSSES               VALUE
                                                      ---------------    ----------------     -----------------    -----------------
                                                                                   (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                                    $418               $  --               $ (2)               $416
                                                            ----               -----               ----                ----

 Totals                                                     $418               $  --               $ (2)               $416
                                                            ====               =====               ====                ====


                                                                                    DECEMBER 31, 2006
                                                      ------------------------------------------------------------------------------
                                                                               GROSS               GROSS
                                                          AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                            COST                GAINS              LOSSES               VALUE
                                                      ---------------    ----------------     -----------------    -----------------
                                                                                   (In thousands)
Held To Maturity
Investment Securities
U.S. Government Agencies                                    $ 433              $ 4                 $ (1)               $ 436
                                                            -----              ---                 ----                -----

 Totals                                                     $ 433              $ 4                 $ (1)               $ 436
                                                            =====              ===                 ====                =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. - (CONTINUED)

                                                                                      JUNE 30, 2007
                                                      ------------------------------------------------------------------------------
                                                                               GROSS               GROSS
                                                          AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                            COST                GAINS              LOSSES               VALUE
                                                      ---------------    ----------------     -----------------    -----------------
                                                                                   (In thousands)
AVAILABLE-FOR-SALE INVESTMENT SECURITIES
U.S. Treasury and Notes                                    $  5,002          $     --             $    (22)            $  4,980
U.S. Government Agencies                                    345,470                --               (6,974)             338,496
Mortgage-backed securities                                   62,127                31               (2,173)              59,985
Corporate notes                                              47,123               194               (3,732)              43,585
Municipal Securities                                          1,973             1,222                   --                3,195
Marketable equity
 securities and other                                       101,838               284                 (105)             102,017
                                                           --------          --------             --------             --------
 Totals                                                    $563,533          $  1,731             $(13,006)            $552,258
                                                           ========          ========             ========             ========




                                                                                    DECEMBER 31, 2006
                                                      ------------------------------------------------------------------------------
                                                                               GROSS               GROSS
                                                          AMORTIZED          UNREALIZED          UNREALIZED             FAIR
                                                            COST                GAINS              LOSSES               VALUE
                                                      ---------------    ----------------     -----------------    -----------------
                                                                                   (In thousands)
AVAILABLE-FOR-SALE INVESTMENT SECURITIES
U.S. Treasury and Notes                                     $  5,002         $     --             $    (12)            $  4,990
U.S. Government Agencies                                     322,986               --               (5,822)             317,164
Mortgage-backed securities                                    67,472               92               (1,711)              65,853
Corporate Notes                                               44,366              334                 (662)              44,038
Municipal securities                                           5,698            1,489                   --                7,187
Marketable equity
 securities and other                                         75,419              216                  (69)              75,566
                                                            --------         --------             --------             --------
 Totals                                                     $520,943         $  2,131             $ (8,276)            $514,798
                                                            ========         ========             ========             ========

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

NOTE 5. LOAN PORTFOLIO

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                            JUNE 30, 2007                         DECEMBER 31, 2006
                                             ---------------------------------------     ------------------------------------
                                                                % OF                                          % OF
                                                     AMOUNT     TOTAL                              AMOUNT     TOTAL
                                                     ------     -----                              ------     -----
                                                                           (Dollars in thousands)
Commercial and professional loans                  $ 59,345      15.5%                           $ 63,331      17.0%
Secured by real estate
  1-4 family                                        136,402      35.7                             139,611      37.5
  Multi family                                        3,772       1.0                               4,013       1.1
  Non-residential (commercial)                      181,496      47.5                             160,417      43.1
Consumer                                              1,069       0.3                               4,763       1.6
                                                   --------     -----                            --------     -----

Total loans                                         382,084     100.0%                            372,135     100.0%
                                                                =====                                         =====
Deferred loan fees                                  (1,246)                                       (1,212)
Allowance for loan losses                           (3,928)                                       (3,771)
                                                   --------                                      --------
Loans, net                                         $376,910                                      $367,152
                                                   ========                                      ========

NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                                                   JUNE 30, 2007                  DECEMBER 31, 2006
                                                 -----------------                -----------------
                                                 AVERAGE   AVERAGE                AVERAGE   AVERAGE
                                                 AMOUNT     YIELD                 AMOUNT     YIELD
                                                               (Dollars in thousands)

Demand deposits                                 $ 49,358      --                   $ 47,890      --
NOW and money market                              29,305    0.55%                    35,141    0.61%
Savings deposits                                 252,822    3.78                    171,604    2.95
Time deposits                                    432,463    4.81                    410,729    4.21
                                                --------    ----                   --------    ----
Total deposits                                  $763,948    4.00%                  $665,364    3.39%
                                                ========    ====                   ========    ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, related to investments only, based on the provisions of SFAS No. 130.:

                                                                         FOR THE SIX MONTHS ENDED
                                        --------------------------------------------------------------------------------------------
                                                          JUNE 30, 2007                              JUNE 30, 2006
                                        -----------------------------------------------  -------------------------------------------
                                                               TAX                                           TAX
                                           BEFORE TAX       (EXPENSE)      NET OF TAX      BEFORE TAX     (EXPENSE)      NET OF TAX
                                             AMOUNT          BENEFIT         AMOUNT          AMOUNT        BENEFIT         AMOUNT
                                        ----------------  -------------  --------------  -------------  -------------  -------------
                                                                                 (In thousands)
Unrealized gains (losses) on
investment securities:
Unrealized holding gains
(losses) arising during
period                                      $(5,005)          $ 2,011        $(2,994)       $(3,590)       $ 1,344        $(2,246)
Less reclassification
adjustment for gains
realized in net income                          125               (50)            75            743           (297)           446
                                            -------           -------        -------        -------        -------        -------
Other comprehensive                         $(5,130)          $ 2,061        $(3,069)       $(4,333)       $ 1,641        $(2,692)
                                            =======           =======        =======        =======        =======        =======
income (loss), net


NOTE 8.  ACCOUNTING FOR STOCK BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's previous accounting under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123(R) is effective for all annual periods beginning after June 15, 2005, or our fiscal year 2006. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

         The Company  adopted  SFAS  123(R) in the first  quarter of fiscal year
2006. The adoption of SFAS 123(R) did not have an impact on our operating results or financial condition because all options outstanding under the plan vested prior to the adoption of SFAS 123(R).

         At June 30, 2007, the Company has one stock-based employee compensation plan, for which 24,053 options at a weighted average exercise price of $9.19 per share were outstanding with an average remaining life of 1.8 years. Prior to the adoption of SFAS 123(R), the Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. The Company did not grant stock options during the six-month period ended June 30, 2007 or during the fiscal year ended December 31, 2006. The Company has no plans to grant significant stock options, if any, in 2007. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

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

                                                                      FOR THE                                FOR THE
                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                     ------------------------------------       ------------------------------------
                                                            2007                2006                 2007                2006
                                                     ----------------    ----------------       ----------------    ----------------

Service cost                                               $  90,750            $  90,357            $ 181,500            $ 172,357
Interest cost                                                 43,500               37,531               87,000               74,531
Expected return on plan assets                               (46,000)             (37,710)             (92,000)             (75,710)
Amortization and Deferral:
 Transition amount                                                --                   --                   --                   --
 Prior service cost                                            4,500                4,457                9,000                9,457
 Loss                                                         11,750               15,429               23,500               29,429
                                                           ---------            ---------            ---------            ---------
Net periodic pension cost                                  $ 104,500            $ 110,063            $ 209,000            $ 210,063
                                                           =========            =========            =========            =========

         During the fiscal year ending December 31, 2007, we expect to contribute approximately $340,000 to the Plan. We contributed $119,600 in April 2007 and $84,905 in July 2007, and we contributed $56,000 in April 2006 and $221,000 in July 2006.

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES

         In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). The objective of SFAS No. 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value.
Statement 159 will allow companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

         SFAS No. 159 requires similar assets and liabilities for which the Company has elected the fair value option to be displayed on the face of the balance sheet either (a) together with financial instruments measured using other measurement attributes with parenthetical disclosure of the amount measured at fair value or (b) in separate line items. In addition, SFAS No. 159 requires additional disclosures to allow financial statement users to compare similar assets and liabilities measured differently either within the financial statements of the Company or between financial statements of different companies.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

         SFAS No. 159 is required to be adopted by the Company on January 1, 2008. Early adoption is permitted; however, the Company does not intend to adopt SFAS No. 159 prior to the required adoption date of January 1, 2008. The Company expects to adopt SFAS No. 159 concurrent with SFAS No. 157, "Fair Value Measurements." The remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

         The Company is currently evaluating, which, if any items it will elect to recognize at fair value at the date of adoption. The financial statement impact will depend on which items the Company elects to recognize at fair value, fair value at the date of adoption, and the concurrent adoption of SFAS No. 157. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.

ACCOUNTING FOR FAIR VALUE MEASUREMENT

         In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's results of operations or financial condition.

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

         An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its first fiscal year ending after December 15, 2006. For the Company, this was for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement for the year ended December 31, 2006 did not have a significant effect on Other Comprehensive Income and stockholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

         On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"): An interpretation of FASB No. 109." FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company's financial statements must reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Company. The Company's adoption of FIN 48 resulted in a decrease in our tax reserves of $965,000 and a corresponding increase to stockholders' equity as of January 1, 2007.

         As of June 30, 2007, the Company does not have any uncertain tax positions under FIN 48. As a result, there are no unrecognized tax benefits as of June 30, 2007. The Company's 2003 through 2006 federal tax returns still remain subject to examination by the Internal Revenue Service. If the Company were to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the "interest expense" category and classify penalties in the "non-interest expense" category within the consolidated statements of income.

ACCOUNTING FOR FINANCIAL ASSETS

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company. The application of SFAS No. 156 did not have a material impact on the Company's financial condition or results of operations.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

         In October 2006, the FASB recommended a narrow scope exception for asset backed securities, including mortgage-backed securities, created from pools of loans containing embedded call features, that (a) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and (b) the investor does not control the right to accelerate the settlement. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Company. The Company adopted SFAS No. 155 without material effect on the consolidated statement of financial condition or results of operations. However, as SFAS No. 155 applies to purchases made by the Company subsequent to December 31, 2006, there could be future undetermined impact on the results of operations and financial condition.

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

         With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2006, the Company completed its annual testing, which determined that no impairment charges were necessary.

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

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------
                                                        2007                                            2006
                                        ----------------------------------------     -----------------------------------------

                                                       INTEREST                                       INTEREST
                                        AVERAGE          AND           AVERAGE         AVERAGE          AND          AVERAGE
                                        BALANCE        DIVIDENDS      YIELD/RATE       BALANCE        DIVIDENDS     YIELD/RATE
                                        -------        ---------      ----------       -------        ---------     ----------
                                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                               $  379,449     $  7,240          7.63%       $  312,490        $  5,585       7.15%
Investment securities                      553,461        6,416          4.64           569,760           6,150       4.32
Other (2)(5)                                30,087          376          5.00             8,237              81       3.93
                                        ----------     --------          ----        ----------        --------       ----
Total interest-earning assets              962,997       14,032          5.83           890,487          11,816       5.31
                                                                         ----                                         ----
Noninterest-earning assets                  45,394                                       46,747
                                        ----------                                   ----------
Total Assets                             1,008,391                                      937,234
                                        ==========                                   ==========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  291,027        2,541          3.49%          208,559           1,223       2.35%
Time deposits                              439,936        5,284          4.80           411,614           4,122       4.01
Other borrowings                            96,849        1,348          5.57           146,017           1,600       4.38
                                        ----------     --------          ----        ----------        --------       ----
Total interest-bearing
 liabilities                               827,812        9,173          4.43           766,190           6,945       3.63
                                                       --------          ----                          --------       ----

Demand deposits                             50,438                                       49,097
Noninterest-bearing liabilities             11,010                                       12,610
Stockholders' equity (5)                   119,131                                      109,337
                                        ----------                                   ----------

Total liabilities and
 stockholders' equity                    1,008,391                                      937,234
                                        ==========                                   ==========

Net interest income                                       4,859                                           4,871
                                                       ========                                        ========

Interest-rate spread (3)                                                 1.40%                                        1.68%
                                                                         ====                                         ====

Net interest margin (4)                                                  2.02%                                        2.19%
                                                                         ====                                         ====

Ratio of average interest-
earning assets to average
interest bearing liabilities                  1.16                                         1.16
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

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------
                                                        2007                                            2006
                                        ----------------------------------------     -----------------------------------------

                                                       INTEREST                                       INTEREST
                                        AVERAGE          AND           AVERAGE         AVERAGE          AND          AVERAGE
                                        BALANCE        DIVIDENDS      YIELD/RATE       BALANCE        DIVIDENDS     YIELD/RATE
                                        -------        ---------      ----------       -------        ---------     ----------
                                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                               $ 378,189      $ 14,478          7.66%       $  311,256        $ 11,089       7.13%
Investment securities                     530,669        12,251          4.62           582,073          12,405       4.26
Other (2)(5)                               42,165         1,062          5.04             8,366             157       3.75
                                        ---------      --------          ----        ----------        --------       ----
Total interest-earning assets             951,023        27,791          5.84           901,695          23,651       5.25
                                                                          ----                                        ----
Noninterest-earning assets                 45,314                                        46,551
                                        ---------                                    ----------
Total Assets                              996,337                                       948,246
                                        =========                                    ==========
INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 282,127         4,861          3.45%          211,600           2,367       2.24%
Time deposits                             432,463        10,408          4.81           412,285           7,833       3.80
Other borrowings                          101,732         2,772          5.45           155,160           3,352       4.32
                                        ---------      --------          ----        ----------        --------       ----
Total interest-bearing
 liabilities                              816,322        18,041          4.42           779,045          13,552       3.48
                                                       --------          ----                          --------       ----

Demand deposits                            49,358                                        47,767
Noninterest-bearing liabilities            12,273                                        11,477
Stockholders' equity (5)                  118,384                                       109,957
                                        ---------                                    ----------
Total liabilities and
 stockholders' equity                     996,337                                       948,246
                                        =========                                    ==========
Net interest income                                       9,750                                          10,099
                                                       ========                                        ========
Interest-rate spread (3)                                                 1.42%                                        1.77%
                                                                         ====                                         ====

Net interest margin (4)                                                  2.05%                                        2.24%
                                                                         ====                                         ====
Ratio of average interest-
earning assets to average
interest bearing liabilities
                                             1.17                                          1.16
                                        =========                                    ==========


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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006.

GENERAL. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and, after the opening of our newest branch on the upper west side of Manhattan in May 2007, has twelve branch locations. We have seven branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey which opened in May 2006.

NET INCOME. Net income for the three-month period ended June 30, 2007 was $1.02 million, or $.15 per share, as compared to $920,000, or $.13 per share, for the three-month period ended June 30, 2006. Net income for the six-month period ended June 30, 2007 was $2.12 million, or $.30 per share, as compared to $2.42 million, or $.35 per share, for the six-month period ended June 30, 2006.

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

         For the quarter ended June 30, 2007, net interest income decreased by $12,000 to $4.86 million from $4.87 million for the quarter ended June 30, 2006. The quarter over quarter decrease in net interest income was due to the 80 basis point increase in the average rates paid on the average amount of interest-bearing liabilities to 4.43% in the 2007 quarter from 3.63% in the 2006 quarter. The decrease was partially offset by the 52 basis point increase in the average yields earned on interest-earning assets to 5.83% in the 2007 quarter from 5.31% in the 2006 quarter. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 28 basis points to 1.40% in the 2007 quarter from 1.68% in the 2006 quarter.

         For the six-month period ended June 30, 2007, net interest income decreased by $349,000 to $9.75 million from $10.10 million for the six-month period ended June 30, 2006. The period over period decrease in net interest income was due to the 94 basis point increase in the average rates paid on the average amount of interest-bearing liabilities to 4.42% in the 2007 period from 3.48% in the 2006 period. Partially offsetting such rate increase was the 59 basis point increase in the average yields earned on interest-earning assets to 5.84% in the 2007 period from 5.25% in the 2006 period. The interest-rate spread narrowed by 35 basis points to 1.42% in the 2007 period from 1.77% in the 2006 period.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 17 basis points to 2.02% in the second quarter of fiscal 2007 from 2.19% in the second quarter of fiscal 2006, and declined by 19 basis points to 2.05% in the six-month period ended June 30, 2007 from 2.24% in the six-month period ended June 30, 2006. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.83% and 5.84% in the three and six months ended June 30, 2007, respectively, compared to 5.31% and 5.25% in the three and six months ended June 30, 2006, respectively. The decrease in net interest margin is primarily due to the decrease in net interest income, partially offset by the increase in the average amount of higher yielding loans as a percentage of total mix of interest-earning assets.

         The average amount of loans in our loan portfolio increased by $66.96 million to $379.45 million in the quarter ended June 30, 2007 from $312.49 million in the quarter ended June 30, 2006, and the average yield on our loan portfolio increased to 7.63% in the 2007 quarter from 7.15% in the 2006 quarter. The average amount of investment securities decreased by $16.30 million, to $553.46 million in the three months ended June 30, 2007 from $569.76 million in the three months ended June 30, 2006, and the average yield on investment securities improved by 32 basis points, to 4.64% in the 2007 quarter from 4.32% in the 2006 quarter. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $21.85 million to $30.09 million in the 2007 quarter from $8.24 million in the 2006 quarter, and returned an average yield of 5.00% and 3.93% in the quarter ended June 30, 2007 and 2006, respectively.

         During the six-month period ended June 30, 2007, the average amount of loans in our loan portfolio increased by $66.93 million to $378.19 million from $311.26 million in the six-month period ended June 30, 2006, and the average yield on our loan portfolio increased to 7.66% in the 2007 period from 7.13% in the 2006 period. The average amount of investment securities decreased by $51.41 million, to $530.67 million in the six-month period month ended June 30, 2007 from $582.07 million in the six- month period ended June 30, 2006, and the average yield on investment securities improved by 36 basis points, to 4.62% in the 2007 period from 4.26% in the 2006 period.

INTEREST INCOME. Total interest income for the quarter ended June 30, 2007 increased by $2.22 million to $14.03 million from $11.82 million for the quarter ended June 30, 2006, and increased by $4.14 million to $27.79 million for the six months ended June 30, 2007 from $23.65 million for the six months ended June 30, 2006. The increases in total interest income during the three and six months ended June 30, 2007 was due to the higher average yields earned on interest-earning assets and the higher average amounts of such assets.

         Loans contributed $7.24 million and $14.48 million of interest income during the three and six months ended June 30, 2007, respectively, compared to $5.59 million and $11.09 million of interest income during the three and six months ended June 30, 2006. Investment securities contributed $6.42 million and $12.25 million of interest income during the three and six months ended June 30, 2007, respectively, compared to $6.15 million and $12.41 million of interest income during the three and six months ended June 30, 2006.

                                        -------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------------------
                                                      2007                                    2006
                                        ----------------------------------      ------------------------------
                                           INTEREST             % OF               INTEREST         % OF
                                            INCOME             TOTAL                INCOME          TOTAL
                                                           (In thousands, except percentages)
Loans                                       $ 7,240          51.60%               $ 5,585           47.27%
Investment Securities                         6,416          45.72                  6,150           52.04
Other                                           376           2.68                     81            0.69
                                            -------         ------                -------          ------
Total Interest Income                       $14,032         100.00%               $11,816          100.00%

                                        ---------------------------------------------------------------------------
                                                                SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                      2007                                     2006
                                        ----------------------------------      -----------------------------------
                                           INTEREST             % OF                INTEREST             % OF
                                            INCOME             TOTAL                 INCOME              TOTAL
                                                            (In thousands, except percentages)
Loans                                       $14,478          52.10%               $11,089           46.89%
Investment Securities                        12,251          44.08                 12,405           52.45
Other                                         1,062           3.82                    157            0.66
                                            -------         ------                -------          ------
Total Interest Income                       $27,791         100.00%               $23,651          100.00%


         Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities, have increased slightly as a percentage of total average interest-earning assets. During the three and six months ended June 30, 2007, the average amounts of our loan portfolio represented 39.40% and 39.77%, respectively, of total interest-earning assets compared to 35.09% and 34.52%, respectively, for the three and six months ended June 30, 2006. The average amount of investment securities have decreased to 57.48% and 55.80% of interest-earning assets during the three and six months of 2007, respectively, compared to 63.99% and 64.55%, respectively, during the three and six months ended June 30, 2006. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.


                                        ---------------------------------------------------------------------------
                                                                THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                      2007                                     2006
                                        ----------------------------------      -----------------------------------
                                            AVERAGE                % OF                   AVERAGE              % OF
                                             AMOUNT                TOTAL                  AMOUNT              TOTAL
                                                              (In thousands, except percentages)
Loans                                         $379,449            39.40%                  $312,490            35.09%
Investment Securities                          553,461            57.48                    569,760            63.99
Other                                           30,087             3.12                      8,237             0.92
                                              --------           ------                   --------           ------
Total Interest-Earning Assets                 $962,997           100.00%                  $890,487           100.00%

                                        ---------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                      2007                                     2006
                                        ----------------------------------      -----------------------------------
                                            AVERAGE                % OF                   AVERAGE              % OF
                                             AMOUNT                TOTAL                  AMOUNT              TOTAL
                                                              (In thousands, except percentages)
Loans                                         $378,189            39.77%                  $311,256            34.52%
Investment Securities                          530,669            55.80                    582,073            64.55
Other                                           42,165             4.43                      8,366             0.93
                                              --------           ------                   --------           ------
Total Interest-Earning Assets                 $951,023           100.00%                  $901,695           100.00%

INTEREST EXPENSE. Total interest expense for the quarter ended June 30, 2007 increased by $2.23 million to $9.17 million from $6.95 million for the quarter ended June 30, 2006. The increase in interest expense was due to the increase in the average rates paid on interest-bearing liabilities, 4.43% and 3.63% in the 2007 and 2006 quarters, respectively, and the increase in the average amount of interest-bearing liabilities. In 2004 and 2005, we sold $22.68 million of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The interest expense on these Debentures, which is included in other borrowings, was approximately $458,000 and $428,000 during the three months ended June 30, 2007 and 2006, respectively.


                                        ---------------------------------------------------------------------------
                                                              THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                      2007                                    2006
                                        ----------------------------------      -----------------------------------
                                            INTEREST               % OF                  INTEREST             % OF
                                             EXPENSE               TOTAL                 EXPENSE              TOTAL
                                                            (In thousands, except percentages)
Interest-Bearing Deposits                    $2,541                27.70%                $1,223               17.61%
Time Deposits                                 5,284                57.60                  4,122               59.35
Other Borrowings                              1,348                14.70                  1,600               23.04
                                             ------               ------                 ------              ------
Total Interest Expense                       $9,173               100.00%                $6,945              100.00%

         Total interest expense for the six-month period ended June 30, 2007 increased by $4.49 million to $18.04 million from $13.55 million for the six-month period ended June 30, 2006. The increase in interest expense was due primarily to the increase in the average rates paid on interest-bearing liabilities, 4.42% and 3.48% in the 2007 and 2006 periods, respectively, and the increase in the average amounts of such liabilities. The interest expense on the Debentures was approximately $913,000 and $852,000 during the 2007 and 2006 six-month periods, respectively.


                                        ----------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2007                                         2006
                                        ----------------------------------      ------------------------------------
                                            INTEREST               % OF                   INTEREST            % OF
                                             EXPENSE               TOTAL                  EXPENSE             TOTAL
                                                                (In thousands, except percentages)
Interest-Bearing Deposits                      $4,861              26.94%                 $2,367              17.47%
Time Deposits                                  10,408              57.69                   7,833              57.80
Other Borrowings                                2,772              15.37                   3,352              24.73
                                             --------             ------                 -------             ------
Total Interest Expense                       $ 18,041             100.00%                $13,552             100.00%


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2007, non-interest income amounted to $391,000 and $906,000, respectively, compared to non-interest income of $306,000 and $1.36 million for the three and six months ended June 30, 2006, respectively.


                                        ----------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2007                                         2006
                                        ----------------------------------      ------------------------------------
                                           NON-INTEREST              % OF               NON-INTEREST           % OF
                                              INCOME                TOTAL                  INCOME             TOTAL
                                                               (In thousands, except percentages)
Service Charges on Deposits                  $ 183                 46.80%                $ 146                47.72%
Investment Securities gains                     --                  0.00                     2                 0.65
Other                                          208                 53.20                   158                51.63
                                             -----                ------                 -----               ------
Total Non-Interest Income                    $ 391                100.00%                $ 306               100.00%

                                        ----------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2007                                         2006
                                        ----------------------------------      ------------------------------------
                                           NON-INTEREST              % OF               NON-INTEREST           % OF
                                              INCOME                TOTAL                  INCOME             TOTAL
                                                                  (In thousands, except percentages)
Service Charges on Deposits                  $ 364                 40.18%                  $ 286              21.04%
Investment Securities gains                    125                 13.80                     743              54.68
Other                                          417                 46.02                     330              24.28
                                             -----                ------                 -------             ------
Total Non-Interest Income                    $ 906                100.00%                $ 1,359             100.00%


NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2007 was $3.53 million and $6.98 million, respectively, compared to $3.38 million and $6.79 million for the three and six month-periods ended June 30, 2006, respectively. The increase in the 2007 three and six month periods is primarily due to the expansion of our business. We have added personnel to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.


                                        ----------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2007                                         2006
                                        ----------------------------------           -------------------------------
                                             NON-INTEREST           % OF                NON-INTEREST          % OF
                                               EXPENSE              TOTAL                 EXPENSE             TOTAL
                                                                  (In thousands, except percentages)
Salaries and Employee Benefits                  $2,142              60.74%                 $2,072             61.34%
Net Occupancy Expense                              440              12.48                     491             14.54
Equipment Expense                                   98               2.78                     108              3.20
FDIC Assessment                                     20               0.57                      22              0.65
Data Processing Expense                             99               2.81                      91              2.69
Other                                              727              20.62                     594             17.58
                                                ------             ------                  ------            ------
Total Non-Interest Expense                      $3,526             100.00%                 $3,378            100.00%


                                        ----------------------------------------------------------------------------
                                                                       SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------
                                                      2007                                         2006
                                        ----------------------------------           -------------------------------
                                             NON-INTEREST           % OF                NON-INTEREST          % OF
                                               EXPENSE              TOTAL                 EXPENSE             TOTAL
                                                                (In thousands, except percentages)
Salaries and Employee Benefits                  $ 4,376             62.70%                 $ 4,179            61.54%
Net Occupancy Expense                               916             13.13                      966            14.22
Equipment Expense                                   200              2.87                      204             3.00
FDIC Assessment                                      40              0.57                       43             0.63
Data Processing Expense                             195              2.79                      181             2.67
Other                                             1,252             17.94                    1,218            17.94
                                                 ------            ------                  -------           ------
Total Non-Interest Expense                       $6,979            100.00%                 $ 6,791           100.00%

PROVISION FOR INCOME TAX. During the three and six-month periods ended June 30, 2007, the Company recorded income tax expense of $629,000 and $1.41 million, respectively, compared to income tax expense of $834,000 and $2.16 million, respectively, for the three and six-month periods ended June 30, 2006. The tax provisions for federal, state and local taxes recorded for the first six months of 2007 and 2006 represent effective tax rates of 39.89% and 47.21%, respectively. The effective tax rate for the three months ended June 30, 2007 and 2006 were 38.14% and 47.55%, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2006, the Company has purchased a total of 1,898,909 shares of its Common Stock. At June 30, 2007, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We did not repurchase shares of the Company's Common Stock during the six months ended June 30, 2007.



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

         As an additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $38.28 million at June 30, 2007, at fixed rates for a period of one to five years.

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

                                                                           BERKSHIRE BANCORP INC.
                                                               INTEREST RATE SENSITIVITY GAP AT JUNE 30, 2007
                                                                   (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                              --------------------------------------------------------------------------------
                                                3 MONTHS        3 THROUGH        1 THROUGH          OVER
                                                OR LESS         12 MONTHS         3 YEARS          3 YEARS          TOTAL
                                              ------------    -------------    --------------   -------------    -------------
Federal funds sold                                2,800              --               --               --            2,800
                                   (Rate)          5.25%                                                               5.25
Interest bearing deposits in banks                9,899              --               --               --             9,899
                                   (Rate)          4.27%                                                               4.27%
Loans (1)(2)
Adjustable rate loans                            91,446          11,588           20,931           49,801           173,766
                                   (Rate)          9.01%           7.47%            6.71%            7.15%             8.10%
Fixed rate loans                                      6          18,075           32,513          157,724           208,318
                                   (Rate)          8.23%           7.97%            7.72%            6.43%             6.77%
                                              ---------       ---------        ---------        ---------        ----------
Total loans                                      91,452          29,663           53,444          207,525           382,084
Investments (3)(4)                              201,754          84,838          159,107          118,252           563,951
                                   (Rate)          4.46%           4.66%            4.09%            5.06%             4.51%
                                              ---------       ---------        ---------        ---------        ----------
Total rate-sensitive assets                     305,905         114,501          212,551          325,777           958,734
                                              ---------       ---------        ---------        ---------        ----------
Deposit accounts (5)
Savings and NOW                                 264,910              --               --               --           264,910
                                   (Rate)          3.62%                                                               3.62%
Money market                                     14,874              --               --               --            14,874
                                   (Rate)          0.70%                                                               0.70%
Time Deposits                                   186,695         258,183            2,266                2           447,146
                                   (Rate)          4.57%           4.98%            3.09%            1.74%             4.80%
                                              ---------       ---------        ---------        ---------        ----------
Total deposit accounts                          466,479         258,183            2,266                2           726,930
Repurchase Agreements                            29,722              --               --               --            29,722
                                   (Rate)          4.97%           2.82%            3.52%                              4.97%
Other borrowings                                    183           8,760           28,340           23,681            60,964
                                   (Rate)          3.89%           3.52%            4.95%            7.73%             5.82%
                                              ---------       ---------        ---------        ---------        ----------
Total rate-sensitive liabilities                496,384         266,943           30,606           23,683           817,616
                                              ---------       ---------         --------        ---------        ----------
Interest rate caps                               10,000         (10,000)              --               --                --
Gap (repricing differences)                    (200,479)       (142,442)         181,945          302,094           141,118
                                              =========       =========        =========        =========        ==========

Cumulative Gap                                 (200,479)       (342,921)        (160,976)         141,118
                                              =========       =========        =========        =========
Cumulative Gap to Total Rate
Sensitive Assets                                 (20.91)%        (35.77)%         (16.79)%          14.72%
                                              =========       =========        =========        =========

------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)  Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate investments) and maturity (fixed rate securities) dates.
(4)  Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is the estimated amount considered necessary for credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, management makes significant estimates and therefore has identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

         Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company's financial results.

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

         For the three and six months ended June 30, 2007, we did not charge-off any loans, and we recovered loans of $5,000 and $7,000, respectively. For the three and six month ended June 30, 2006, we charged-off loans of $0 and $1,000, respectively, and recovered loans of $0 and $5,000, respectively. All recovered amounts in 2007 and 2006 were returned to the provision for loan loss reserves.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                   ---------------------------          ----------------------------
                                                     2007               2006               2007               2006
                                                     ----               ----               ----               ----

Average loans outstanding                          $379,449           $312,490           $378,189           $311,256
                                                   ========           ========           ========           ========
Allowance at beginning of period                      3,848              3,315              3,771              3,266
Charge-offs:
 Commercial and other loans                              --                 --                 --                  1
 Real estate loans                                       --                 --                 --                 --
                                                   --------           --------           --------           --------
  Total loans charged-off                                --                 --                 --                  1
                                                   --------           --------           --------           --------
Recoveries:
 Commercial and other loans                               5                 --                  7                  5
 Real estate loans                                       --                 --                 --                 --
                                                   --------           --------           --------           --------
  Total loans recovered                                   5                 --                  7                  5
                                                   --------           --------           --------           --------
  Net recoveries (charge-offs)                            5                 --                  7                  4
                                                   --------           --------           --------           --------
Provision for loan losses
 charged to operating expenses                           75                 45                150                 90
                                                   --------           --------           --------           --------
Allowance at end of period                            3,928              3,360              3,928              3,360
                                                   --------           --------           --------           --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                          0.00%              0.00%              0.00%              0.00%
                                                   ========           ========           ========           ========
Allowance as a percent of total loans                  1.03%              1.06%              1.03%              1.06%
                                                   ========           ========           ========           ========
Total loans at end of period                       $382,084           $316,889           $382,084           $316,889
                                                   ========           ========           ========           ========


LOAN PORTFOLIO.

         The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2007, we had total gross loans of $382.08 million, deferred loan fees of $1.25 million and an allowance for loan losses of $3.98 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and six-month periods ended June 30, 2007, the Bank sold approximately $265,000 and $265,000, respectively, of such loans and recorded in other income, gains of $3,000 and $3,000, respectively, on such sales.

         The Bank's policy is to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At June 30, 2007 and 2006, we did not have any loans past due more than 90 days and still accruing interest.

CAPITAL ADEQUACY

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of June 30, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


         The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2007 and December 31, 2006 (dollars in thousands):




                                                                                                               To be well
                                                                                                           capitalized under
                                                                               For Capital                 prompt corrective
                                                 Actual                     Adequacy Purposes              action provisions
                                             -------------------   ---------------------------------    ----------------------------
                                             Amount       Ratio        Amount      Ratio                 Amount      Ratio
                                             ------       -----        ------      -----                 ------      -----
June 30, 2007
Total Capital (to Risk-Weighted Assets)
  Company                                      $132,667    22.8%       $46,957    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 8.0%

  Bank                                          101,171    18.0%        45,004    (is greater            56,256     (is greater
                                                                                   than or                           than or
                                                                                   equal to) 8.0%                    equal to) 10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                       128,739    22.1%        23,299    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 4.0%
  Bank                                           97,244    17.3%        22,502    (is greater            33,753     (is greater
                                                                                   than or                           than or
                                                                                   equal to) 4.0%                    equal to) 6.0%
Tier I Capital (to Average Assets)
  Company                                       128,739    12.9%        39,853    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 4.0%
  Bank                                           97,244    10.1%        38,498    (is greater            48,123     (is greater
                                                                                   than or                           than or
                                                                                   equal to) 4.0%                    equal to) 5.0%



                                                                                                               To be well
                                                                                                           capitalized under
                                                                               For Capital                 prompt corrective
                                                 Actual                     Adequacy Purposes              action provisions
                                             -------------------   ---------------------------------    ----------------------------
                                             Amount       Ratio        Amount      Ratio                 Amount       Ratio
                                             ------       -----        ------      -----                 ------       -----
December 31, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                    $128,452      23.9%       $43,031    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 8.0%
  Bank                                         99,170      19.3%        41,120    (is greater            51,400     (is greater
                                                                                   than or                           than or
                                                                                   equal to) 8.0%                    equal to) 10.0%
Tier I Capital (to Risk-Weighted Assets)
  Company                                     124,681      23.2%        21,516    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 4.0%
  Bank                                         95,400      18.6%        20,560    (is greater            30,840     (is greater
                                                                                   than or                           than or
                                                                                   equal to) 4.0%                    equal to) 6.0%
Tier I Capital (to Average Assets)
  Company                                     124,681      13.4%        37,322    (is greater               --       N/A
                                                                                   than or
                                                                                   equal to) 4.0%
  Bank                                         95,400      10.9%        35,022    (is greater            43,778      (is greater
                                                                                   than or                           than or
                                                                                   equal to) 4.0%                    equal to) 5.0%


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

         For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At June 30, 2007, the Company, excluding the Bank, had cash and cash equivalents of $15.36 million and investment securities available for sale of $10.33 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $50.37 million at June 30, 2007, include commitments to extend credit and stand-by letters of credit.

         At  June  30,  2007,  the  Company  had   outstanding   commitments  of
approximately $489.45 million; including $447.15 million of time deposits, $38.28 million of Federal Home Loan Bank debt and $4.02 million of operating leases. These commitments include $457.50 million that mature or renew within one year, $29.08 million that mature or renew after one year and within three years, $2.12 million that mature or renew after three years and within five years and $741,000 that mature or renew after five years.

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

CONCLUSIONS. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2007, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2007 Annual Meeting of Stockholders was held on May 17, 2007. Each of the six individuals nominated to serve as directors of the Company was elected by the following votes:

Director                      Shares For               Shares Withheld
--------                      ----------               ---------------
William L. Cohen               6,617,359                   13,942
Martin A. Fischer              6,618,294                   13,007
Moses Krausz                   6,458,509                  172,792
Moses Marx                     6,488,294                  143,007
Steven Rosenberg               6,488,839                  142,462
Randolph B. Stockwell          6,615,339                   15,962


ITEM 5.  OTHER INFORMATION

AMENDMENT NO. 3 TO EMPLOYMENT AGREEMENT OF MOSES KRAUSZ.

         On July 23, 2007, the Bank and Moses Krausz, the Bank's President and Chief Executive Officer, entered into Amendment No. 3 to the Employment Agreement between the Bank and Mr. Krausz dated May 1, 1999, pursuant to which the term of Mr. Krausz employment with the Bank was extended until April 30, 2010, subject to automatic renewal for up to three additional periods of one year each unless one of the parties otherwise notifies the other between 60 and 90 days prior to the expiration of the then current employment.


ITEM 6.  EXHIBITS

         Exhibit
         Number            Description
         -------           -----------
         10.1              Amendment No. 3, dated July 31, 2007, to Employment
                           Agreement, dated May 1, 1999, by and between The
                           Berkshire Bank and Moses Krausz. +


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



Date:   August 6, 2007              By:  /s/ Steven Rosenberg
       ------------------                -----------------------
                                         STEVEN ROSENBERG
                                         PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit
Number       Description
------       -----------

10.1         Amendment No. 3, dated July 31, 2007, to
             Employment Agreement, dated May 1, 1999, by and between The Berkshire Bank and Moses Krausz.


31           Certification of Principal Executive
             and Financial Officer pursuant to
             Section 302 Of The Sarbanes-Oxley Act
             of 2002.

32           Certification of Principal Executive
             and Financial Officer pursuant to
             Section 906 Of The Sarbanes-Oxley Act
             of 2002.