Form 10-Q
period 2007-09-30
BERKSHIRE BANCORP INC /DE/
filed 2007-11-14
CIK 759718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2007
                               ----------------------

                                       or

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

As of November 12, 2007, there were 7,039,706 outstanding shares of the issuers Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
         PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2007 (unaudited) and
             December 31, 2006                                             4

             Consolidated Statements of Income
             For The Three and Nine Months Ended
             September 30, 2007 and 2006 (unaudited)                       5

             Consolidated Statements of Stockholders'
             Equity For The Nine Months Ended
             September 30, 2007 and 2006 (unaudited)                       6

             Consolidated Statements of Cash Flows
             For The Nine Months Ended
             September 30, 2007 (unaudited)                                7

             Notes to Consolidated Financial Statements                    9

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                17

Item 3.      Quantitative and Qualitative Disclosure
             About Market Risk                                            26

Item 4.      Controls and Procedures                                      34

         PART II  OTHER INFORMATION


Item 6.      Exhibits                                                     35

Signature                                                                 36

Index of Exhibits                                                         37

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                                 2007                      2006
                                                                         ------------------         ------------------
ASSETS
Cash and due from banks                                                       $     4,221                $     8,061
Interest bearing deposits                                                          10,035                      4,950
Federal funds sold                                                                 19,200                     11,300
                                                                              -----------                -----------
Total cash and cash equivalents                                                    33,456                     24,311
Investment Securities:
 Available-for-sale                                                               595,607                    514,798
 Held-to-maturity, fair value of $405
  in 2007 and $436 in 2006                                                            400                        433
                                                                              -----------                -----------
Total investment securities                                                       596,007                    515,231
Loans, net of unearned income                                                     396,776                    370,923
 Less: allowance for loan losses                                                   (4,006)                    (3,771)
                                                                              -----------                -----------

Net loans                                                                         392,770                    367,152
Accrued interest receivable                                                         7,135                      6,397
Premises and equipment, net                                                         9,534                      9,338
Goodwill, net                                                                      18,549                     18,549
Other assets                                                                        8,647                      7,678
                                                                              -----------                -----------
Total assets                                                                  $ 1,066,098                $   948,656
                                                                              ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                         $    50,544                $    49,418
 Interest bearing                                                                 770,971                    632,071
                                                                              -----------                -----------
Total deposits                                                                    821,515                    681,489
Securities sold under agreements to repurchase                                     41,911                     62,652
Long term borrowings                                                               48,410                     52,738
Subordinated debt                                                                  22,681                     22,681
Accrued interest payable                                                            7,286                      8,110
Other liabilities                                                                   3,068                      5,209
                                                                              -----------                -----------
Total liabilities                                                                 944,871                    832,879
                                                                              -----------                -----------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                     --                         --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized -- 10,000,000 shares
  Issued -- 7,698,285 shares
  Outstanding --
   September 30, 2007, 7,054,183 shares
   December 31, 2006,  6,877,881 shares                                               770                        770
Additional paid-in capital                                                         90,965                     90,659
Retained earnings                                                                  41,025                     37,285
Accumulated other comprehensive loss, net                                          (5,122)                    (4,772)
 Treasury Stock at cost
 September 30, 2007, 644,102 shares
 December 31, 2006, 820,404 shares                                                 (6,411)                    (8,165)
                                                                              -----------                -----------
Total stockholders' equity                                                        121,227                    115,777
                                                                              -----------                -----------
                                                                              $ 1,066,098                $   948,656
                                                                              ===========                ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE                          FOR THE
                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ------------------------------    -----------------------------
                                                          2007           2006               2007          2006
                                                        --------       --------           --------      --------
INTEREST INCOME
Loans                                                   $  7,363       $  6,059           $ 21,841      $ 17,148
Investment securities                                      7,086          5,989             19,337        18,393
Federal funds sold and
 interest bearing deposits                                   208             93              1,270           251
                                                        --------       --------           --------      --------
Total interest income                                     14,657         12,141             42,448        35,792
                                                        --------       --------           --------      --------
INTEREST EXPENSE
Deposits                                                   8,281          5,831             23,550        16,031
Short-term borrowings                                        462            583              1,328         1,577
Long-term borrowings                                         939          1,095              2,845         3,453
                                                        --------       --------           --------      --------
Total interest expense                                     9,682          7,509             27,723        21,061
                                                        --------       --------           --------      --------
Net interest income                                        4,975          4,632             14,725        14,731
PROVISION FOR LOAN LOSSES                                     75             45                225           135
                                                        --------       --------           --------      --------
Net interest income after
 provision for loan losses                                 4,900          4,587             14,500        14,596
                                                        --------       --------           --------      --------
NON-INTEREST INCOME
Service charges on deposits                                  148            148                512           434
Investment securities gains (losses)                         (39)            --                 86           743
Other income                                                 236            211                653           540
                                                        --------       --------           --------      --------
Total non-interest income                                    345            359              1,251         1,717
                                                        --------       --------           --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits                             2,211          2,149              6,587         6,326
Net occupancy expense                                        603            489              1,519         1,455
Equipment expense                                             97            112                297           316
FDIC assessment                                               23             22                 63            65
Data processing expense                                      111             90                306           271
Other                                                        519            538              1,771         1,757
                                                        --------       --------           --------      --------
Total non-interest expense                                 3,564          3,400             10,543        10,190
                                                        --------       --------           --------      --------
Income before provision for taxes                          1,681          1,546              5,208         6,123
Provision for income taxes                                   406            689              1,813         2,850
                                                        --------       --------           --------      --------
Net income                                              $  1,275       $    857           $  3,395      $  3,273
                                                        ========       ========           ========      ========
Net income per share:
 Basic                                                  $    .18       $    .12           $    .49      $    .47
                                                        ========       ========           ========      ========
 Diluted                                                $    .18       $    .12           $    .49      $    .47
                                                        ========       ========           ========      ========
Number of shares used to compute
 net income per share:
 Basic                                                     7,051          6,899              6,965         6,895
                                                        ========       ========           ========      ========
 Diluted                                                   7,052          6,984              6,989         6,983
                                                        ========       ========           ========      ========
Dividends declared per share                            $     --       $     --           $    .09      $    .08
                                                        ========       ========           ========      ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (In Thousands)
                                   (unaudited)

                                                                                        ACCUMULATED
                                                             STOCK    ADDITIONAL           OTHER
                                                 COMMON       PAR       PAID-IN        COMPREHENSIVE      RETAINED      TREASURY
                                                 SHARES      VALUE      CAPITAL         (LOSS), NET       EARNINGS        STOCK
                                                 ------      -----      --------        ------------      --------        ------
BALANCE AT JANUARY 1, 2007                       7,698        $770      $90,659           $ (4,772)      $ 37,285      $ (8,165)
Adoption of FIN 48                                                                                            965
                                                                                                         --------
Adjusted balance at January 1, 2007                                                                        38,250
Net income                                                                                                  3,395
Exercise of stock options                                                   306                                           1,754
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                                    (350)

Comprehensive income (loss)

Cash dividends                                                                                              (620)
                                                 ------       ----      -------           --------       -------       --------
BALANCE AT SEPTEMBER 30, 2007
(UNAUDITED)                                       7,698       $770      $90,965           $ (5,122)     $ 41,025       $ (6,411)
                                                 ======       ====      =======           ========      ========       ========
BALANCE AT JANUARY 1, 2006                        7,698       $770      $90,594           $ (8,415)     $ 33,504       $ (7,743)
Net income                                                                                                 3,273
Exercise of stock options                                                     6                                              77
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                                                   2,065

Comprehensive income

Cash dividends                                                                                              (549)
                                                 ------       ----      -------            -------       -------       --------
BALANCE AT SEPTEMBER 30, 2006
(UNAUDITED)                                       7,698       $770      $90,600            $(6,350)     $ 36,228       $( 7,666)
                                                 ======       ====      =======            =======      ========       ========



                                                                            TOTAL
                                                    COMPREHENSIVE       STOCKHOLDERS'
                                                    INCOME (LOSS)           EQUITY
                                                    --------------          ------
BALANCE AT JANUARY 1, 2007                                                 $115,777
Adoption of FIN 48                                                              965
                                                                           --------
Adjusted balance at January 1, 2007                                         116,742
Net income                                                  3,395             3,395
Exercise of stock options                                                     2,060
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                  (350)              (350)
                                                          -------
Comprehensive income (loss)                               $ 3,045
                                                          =======
Cash dividends                                                                 (620)
                                                                           --------
BALANCE AT SEPTEMBER 30, 2007
(UNAUDITED)                                                                $121,227
                                                                           ========
BALANCE AT JANUARY 1, 2006                                                 $108,710
Net income                                                  3,273             3,273
Exercise of stock options                                                        83
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                  2,065             2,065
                                                          -------
Comprehensive income                                      $ 5,338
                                                          =======
Cash dividends                                                                 (549)
                                                                           --------
BALANCE AT SEPTEMBER 30, 2006
(UNAUDITED)                                                                $113,582
                                                                           ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         --------------------------------------
                                                                                              2007                     2006
                                                                                           -----------              -----------
  Cash flows from operating activities:
Net income                                                                                 $     3,395              $     3,273
Adjustments to reconcile net income to net
 cash provided by operating activities:
Realized gains on investment securities                                                            (86)                    (743)
Net (accretion) of premiums of investment securities                                            (1,195)                    (482)
Depreciation and amortization                                                                      551                      543
Provision for loan losses                                                                          225                      135
(Increase) decrease in accrued interest receivable                                                (738)                     641
(Increase) decrease in other assets                                                               (969)                   1,597
(Decrease) increase in accrued interest payable
 and other liabilities                                                                          (2,000)                   2,140
                                                                                           -----------              -----------
 Net cash (used in) provided by operating activities                                              (817)                   7,104
                                                                                           -----------              -----------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                                  (1,175,702)                (306,995)
 Sales, maturities and calls                                                                 1,095,769                  401,155
Investment securities held to maturity
 Maturities                                                                                         88                      122
Net increase in loans                                                                          (25,843)                 (43,965)
Acquisition of premises and equipment                                                             (747)                  (1,461)
                                                                                           -----------              -----------
Net cash (used in) provided by investing activities                                           (106,435)                  48,856
                                                                                           -----------              -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         --------------------------------------
                                                                                              2007                     2006
                                                                                           -----------              -----------
  Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits                                        1,126                 (1,716)
Net increase (decrease) in interest bearing deposits                                          138,900                (20,842)
(Decrease) in securities sold under agreements
 to repurchase                                                                                (20,741)               (22,687)
Proceeds from long term debt                                                                   16,000                     --
Repayment of long term debt                                                                   (20,328)               (24,453)
Proceeds from exercise of common stock options                                                  2,060                     83
Dividends paid                                                                                   (620)                  (549)
                                                                                            ---------              ---------
Net cash provided by (used in) financing activities                                           116,397                (70,164)
                                                                                            ---------              ---------

  Net (decrease) increase in cash and cash equivalents                                          9,145                (14,204)
  Cash and cash equivalents - beginning of period                                              24,311                 27,882
                                                                                            ---------              ---------
  Cash and cash equivalents - end of period                                                 $  33,456              $  13,678
                                                                                            =========              =========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                                                 $  27,547              $  19,410
  Cash used to pay taxes, net of refunds                                                    $   2,945              $   3,871


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

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

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 7.44%.

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

                                                                  FOR THE THREE MONTHS ENDED
                                       ----------------------------------------------------------------------------------
                                                SEPTEMBER 30, 2007                         SEPTEMBER 30, 2006
                                       --------------------------------------   -----------------------------------------
                                                                      Per                                        Per
                                          Income         Shares      share          Income         Shares       share
                                        (numerator)  (denominator)   amount      (numerator)    (denominator)   amount
                                        -----------  -------------   ------      -----------    -------------   ------
                                                            (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                         $1,275          7,051     $.18             $ 857           6,899      $.12
Effect of dilutive securities
 options                                          --              1      .--                --              85       .--
                                              ------         ------     ----             -----           -----      ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                         $1,275          7,052     $.18             $ 857           6,984      $.12
                                              ======          =====     ====             =====           =====      ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. - (CONTINUED)

                                                                    FOR THE NINE MONTHS ENDED
                                       ------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2007                          SEPTEMBER 30, 2006
                                       ----------------------------------------   -----------------------------------------
                                                                      Per                                        Per
                                          Income         Shares      share          Income         Shares       share
                                        (numerator)  (denominator)   amount      (numerator)    (denominator)   amount
                                        -----------  -------------   ------      -----------    -------------   ------
                                                            (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                         $3,395          6,965       $.49            $3,273           6,895      $.47
Effect of dilutive securities
 options                                          --             24        .--                --              88       .--
                                              ------          -----       ----            ------           -----      ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                         $3,395          6,989       $.49            $3,273           6,983      $.47
                                              ======          =====       ====            ======           =====      ====


NOTE 4. INVESTMENT SECURITIES

         The following tables summarize held to maturity and available-for-sale investment securities as of September 30, 2007 and December 31, 2006:

                                                                   SEPTEMBER 30, 2007
                                         -----------------------------------------------------------------------
                                                               GROSS              GROSS
                                             AMORTIZED       UNREALIZED         UNREALIZED            FAIR
                                               COST            GAINS              LOSSES             VALUE
                                         ---------------   ---------------   -----------------   ---------------
                                                                     (In thousands)
HELD TO MATURITY
INVESTMENT SECURITIES
U.S. Government Agencies                          $ 400               $ 6               $ (1)             $ 405
                                                  -----               ---               ----              -----

 Totals                                           $ 400               $ 6               $ (1)             $ 405
                                                  =====               ===               ====              =====


                                                                   DECEMBER 31, 2006
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
                                                  =====                ===              ====              =====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. - (CONTINUED)

                                                                   SEPTEMBER 30, 2007
                                         -----------------------------------------------------------------------
                                                               GROSS              GROSS
                                             AMORTIZED       UNREALIZED         UNREALIZED            FAIR
                                               COST            GAINS              LOSSES             VALUE
                                         ---------------   ---------------   -----------------   ---------------
                                                                     (In thousands)
AVAILABLE-FOR-SALE INVESTMENT
SECURITIES
U.S. Treasury and Notes                        $     --           $    --           $     --           $     --
U.S. Government Agencies                        288,616                19             (2,768)           285,867
Mortgage-backed securities                       58,186                84             (1,490)            56,780
Corporate notes                                  60,493               242             (4,180)            56,555
Municipal Securities                              1,973             1,226                  --             3,199
Marketable equity
 securities and other                           193,186               184               (164)           193,206
                                               --------           -------           --------           --------
 Totals                                        $602,454           $ 1,755           $ (8,602)          $595,607
                                               ========           =======           ========           ========


                                                                   DECEMBER 31, 2006
                                         ----------------------------------------------------------------------
                                                               GROSS              GROSS
                                             AMORTIZED       UNREALIZED         UNREALIZED            FAIR
                                               COST            GAINS              LOSSES             VALUE
                                         ---------------   ---------------   -----------------   ---------------
                                                                    (In thousands)
AVAILABLE-FOR-SALE INVESTMENT
SECURITIES
U.S. Treasury and Notes                        $  5,002           $    --          $    (12)          $  4,990
U.S. Government Agencies                        322,986                --            (5,822)           317,164
Mortgage-backed securities                       67,472                92            (1,711)            65,853
Corporate Notes                                  44,366               334              (662)            44,038
Municipal securities                              5,698             1,489                 --             7,187
Marketable equity
 securities and other                            75,419               216               (69)            75,566
                                               --------           -------          --------           --------
 Totals                                        $520,943           $ 2,131          $ (8,276)          $514,798
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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. LOAN PORTFOLIO

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                     SEPTEMBER 30, 2007                 DECEMBER 31, 2006
                                              ----------------------------------   ----------------------------
                                                                 % OF                                % OF
                                                       AMOUNT    TOTAL                    AMOUNT     TOTAL
                                                       ------    -----                    ------     -----
                                                                      (Dollars in thousands)
Commercial and professional loans                    $ 66,408     16.7%                   $ 63,331     17.0%
Secured by real estate
  1-4 family                                          134,042     33.7                     139,611     37.5
  Multi family                                          3,639      0.9                       4,013      1.1
  Non-residential                                     192,901     48.4                     160,417     43.1
Consumer                                                1,141      0.3                       4,763      1.6
                                                     --------     ----                    --------     ----
Total loans                                           398,131    100.0%                    372,135    100.0%
                                                                 =====                                =====
Deferred loan fees                                    (1,355)                              (1,212)
Allowance for loan losses                             (4,006)                              (3,771)
                                                     --------                             --------
Loans, net                                           $392,770                             $367,152
                                                     ========                             ========

         Management does not believe that the Company has engaged in any subprime lending activities.

NOTE 6. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                                      SEPTEMBER 30, 2007             DECEMBER 31, 2006
                                      ------------------             -----------------
                                    AVERAGE      AVERAGE             AVERAGE     AVERAGE
                                     AMOUNT        YIELD              AMOUNT      YIELD
                                    -------      -------             -------     -------
                                                   (Dollars in thousands)

Demand deposits                      $ 50,089       --              $ 47,890        --
NOW and money market                   34,245     0.63%               35,141      0.61%
Savings deposits                      256,512     3.83               171,604      2.95
Time deposits                         442,395     4.84               410,729      4.21
                                     --------     ----              --------      ----
Total deposits                       $783,241     4.02%             $665,364      3.39%
                                     ========     ====              ========      ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, related to investments only, based on the provisions of SFAS No. 130.:

                                                                   FOR THE NINE MONTHS ENDED
                              ----------------------------------------------------------------------------------------------------
                                           SEPTEMBER 30, 2007                                  SEPTEMBER 30, 2006
                              ----------------------------------------------   ---------------------------------------------------
                                                   TAX                                                 TAX
                               BEFORE TAX       (EXPENSE)       NET OF TAX       BEFORE TAX         (EXPENSE)        NET OF TAX
                                 AMOUNT          BENEFIT          AMOUNT           AMOUNT            BENEFIT           AMOUNT
                              --------------  --------------   -------------   ----------------  ----------------  ---------------
                                                                        (In thousands)
Unrealized gains
 (losses) on investment
 securities:
  Unrealized holding                $ (702)           $ 300         $ (402)             $4,165         $ (1,654)        $ (2,511)
  gains (losses) arising
  during period

  Less reclassification
  adjustment for gains
  realized in net income                86             (34)             52                 743             (297)             446
                                    ------            -----         ------              ------         --------            ------
Other comprehensive
income (loss), net                  $ (616)           $ 266         $ (350)             $3,422         $ (1,357)           $2,065
                                    ======            =====         ======              ======         ========            ======


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

         At September 30, 2007, the Company has one stock-based employee compensation plan, for which 2,076 options at a weighted average exercise price of $8.30 per share were outstanding with an average remaining life of 1.75 years. Prior to the adoption of SFAS 123(R), the Company accounted for that plan under the recognition and measurement principles of APB 25 and related interpretations. The Company did not grant stock options during the nine-month period ended September 30, 2007 or during the fiscal year ended December 31, 2006. The Company has no plans to grant significant stock options, if any, in 2007. Therefore, we do not expect the implementation of FAS 123(R) to affect our financial position or results of operations in the near future.

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

                                                    FOR THE                              FOR THE
                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                        --------------------------------   ------------------------------------
                                             2007              2006              2007                2006
                                        ---------------   --------------   ----------------   -----------------

Service cost                                  $ 90,750         $ 90,357          $ 272,250           $ 262,714
Interest cost                                   43,500           37,531            130,500             112,062
Expected return on plan assets                (46,000)         (37,710)          (138,000)           (113,420)
Amortization and Deferral:
 Transition amount                                  --               --                 --                  --
 Prior service cost                              4,500            4,457             13,500              13,914
 Loss                                           11,750           15,429             35,250              44,858
                                              --------         --------          ---------           ---------
Net periodic pension cost                     $104,500         $110,063          $ 313,500           $ 320,126
                                              ========         ========          =========           =========

         During the fiscal year ending December 31, 2007, we expect to contribute approximately $390,000 to the Plan. We contributed $119,600 in April 2007, $84,905 in July 2007 and $185,000 in September 2007. We contributed $56,000, $221,000 and $56,000 in April, July and October 2006, respectively.


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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. - (CONTINUED)

         SFAS No. 159 is required to be adopted by the Company on January 1, 2008. Early adoption is permitted; however, the Company did not adopt SFAS No. 159 prior to the required adoption date of January 1, 2008. The Company is required to adopt SFAS No. 159 concurrent with SFAS No. 157, "Fair Value Measurements." The remeasurement to fair-value will be reported as a cumulative-effect adjustment in the opening balance of retained earnings. Additionally, any changes in fair value due to the concurrent adoption of SFAS No. 157 will be included in the cumulative-effect adjustment if the fair value option is also elected for that item.

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

         An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its first fiscal year ending after December 15, 2006, as to the Company, the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008. The adoption of this statement for the year ended December 31, 2006 did not have a significant effect on Other Comprehensive Income and stockholders' equity.

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

                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------------------------------------------------------------
                                                               2007                                        2006
                                            -------------------------------------------   ----------------------------------------
                                                             INTEREST                                   INTEREST
                                            AVERAGE             AND         AVERAGE       AVERAGE          AND          AVERAGE
                                            BALANCE          DIVIDENDS     YIELD/RATE     BALANCE       DIVIDENDS     YIELD/RATE
                                            -------          ---------     ----------     -------       ---------     ----------
                                                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                   $  385,425      $   7,363             7.64%   $330,117     $  6,059          7.34%
Investment securities                          581,577          7,086             4.87     528,760        5,989          4.53
Other (2)(5)                                    18,386            208             4.53       8,484           93          4.38
                                            ----------      ---------            -----    --------     --------          ----
Total interest-earning assets                  985,388         14,657             5.95     867,361       12,141          5.60
                                                                                 -----                                   ----
Noninterest-earning assets                      47,250                                      49,339
                                            ----------                                    --------
Total Assets                                $1,032,638                                    $916,700
                                            ==========                                    ========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                      291,919          2,631             3.61%    200,264        1,406          2.81%
Time deposits                                  461,936          5,650             4.89     400,173        4,425          4.42
Other borrowings                                98,123          1,401             5.71     144,697        1,678          4.64
                                            ----------      ---------            -----    --------     --------          ----
Total interest-bearing
 liabilities                                   851,978          9,682             4.55     745,134        7,509          4.03
                                                            ---------            -----                 --------          ----

Demand deposits                                 51,525                                      47,176
Noninterest-bearing liabilities                  9,979                                      15,570
Stockholders' equity (5)                       119,156                                     108,820
                                            ----------                                    --------

Total liabilities and
 stockholders' equity                       $1,032,638                                    $916,700
                                            ==========                                    ========

Net interest income                                          $  4,975                                   $  4,632
                                                             ========                                   ========

Interest-rate spread (3)                                                         1.40%                                   1.57%
                                                                                 ====                                    ====

Net interest margin (4)                                                          2.02%                                   2.14%
                                                                                 ====                                    ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                              1.16                                        1.16
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

(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                             2007                                         2006
                                          -------------------------------------------  -------------------------------------------
                                                             INTEREST                                   INTEREST
                                            AVERAGE             AND         AVERAGE       AVERAGE          AND          AVERAGE
                                            BALANCE          DIVIDENDS     YIELD/RATE     BALANCE       DIVIDENDS     YIELD/RATE
                                            -------          ---------     ----------     -------       ---------     ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                 $  380,628      $  21,841            7.65%   $  317,612      $ 17,148          7.20%
Investment securities                        547,809         19,337            4.71       564,102        18,393          4.35
Other (2)(5)                                  34,146          1,270            4.96         8,404           251          3.98
                                          ----------      ---------            ----    ----------      --------          ----
Total interest-earning assets                962,583         42,448            5.88       890,118        35,792          5.36
                                                                               ----                                      ----
Noninterest-earning assets                    45,988                                       47,491
                                          ----------                                   ----------
Total Assets                              $1,008,571                                   $  937,609
                                          ==========                                   ==========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                    285,232          7,492            3.50%      208,545         3,772          2.41%
Time deposits                                442,395         16,058            4.84       408,203        12,259          4.00
Other borrowings                             100,516          4,173            5.54       151,635         5,030          4.42
                                          ----------      ---------            ----    ----------      --------          ----
Total interest-bearing
 liabilities                                 828,143         27,723            4.46       768,383        21,061          3.65
                                                          ---------            ----                    --------          ----

Demand deposits                               50,088                                       47,535
Noninterest-bearing liabilities               11,892                                       12,120
Stockholders' equity (5)                     118,448                                      109,571
                                          ----------                                   ----------

Total liabilities and
 stockholders' equity                     $1,008,571                                   $  937,609
                                          ==========                                   ==========

Net interest income                                       $  14,725                                    $ 14,731
                                                         ==========                                    ========

Interest-rate spread (3)                                                       1.42%                                     1.71%
                                                                               ====                                      ====

Net interest margin (4)                                                        2.04%                                     2.21%
                                                                               ====                                      ====

Ratio of average interest-earning
 assets to average interest
 bearing liabilities                            1.16                                         1.16
                                                ====                                         ====

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

GENERAL. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has twelve branch locations; seven branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey.

NET INCOME. Net income for the three-month period ended September 30, 2007 was $1.28 million, or $.18 per share, as compared to $857,000, or $.12 per share, for the three-month period ended September 30, 2006. Net income for the nine-month period ended September 30, 2007 was $3.40 million, or $.49 per share, as compared to $3.27 million, or $.47 per share, for the nine-month period ended September 30, 2006.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. The difference between the yield on short-term, 3-month U.S. Treasury Notes, and long-term, 10-year U.S. Treasury Bonds, referred to as the yield curve, is at historic lows. The Company's rising cost of funds, the rates paid on deposits and borrowings, has not been matched by the ability to safely increase the yields on interest earning assets.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the quarter ended September 30, 2007, net interest income increased by $343,000 to $4.98 million from $4.63 million for the quarter ended September 30, 2006. The quarter over quarter increase in net interest income was due to the $118.03 million increase in the average amount of interest-earning assets and the 35 basis point increase in the average yield earned on such assets, partially offset by the $106.84 million increase in the average amount of interest-bearing liabilities and the 52 basis point increase in the average rate paid on such liabilities. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 17 basis points to 1.40% in the 2007 quarter from 1.57% in the 2006 quarter.

         For the nine-month period ended September 30, 2007, net interest income was flat, decreasing by $6,000 to $14.73 million for both nine-month periods ended September 30, 2007 and 2006. The average amount of interest-earning assets increased by $72.47 million to $962.58 million in the 2007 period from $890.12 million in the 2006 period and the average yield earned on such assets increased by 52 basis points to 5.88% in 2007 from 5.36% in 2006. The Company's interest-rate spread narrowed by 29 basis points to 1.42% during the nine-month period ended September 30, 2007 from 1.71% during the nine-month period ended September 30, 2006.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, declined by 12 basis points to 2.02% in the third quarter of 2007 from 2.14% in the third quarter of 2006, and declined by 17 basis points to 2.04% in the nine-month period ended September 30, 2007 from 2.21% in the nine-month period ended September 30, 2006. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.95% and 5.88% in the three and nine months ended September 30, 2007, respectively, compared to an aggregate average yield of 5.60% and 5.36% in the three and nine months ended September 30, 2006, respectively.

         The increased yield on interest-earning assets is primarily the result of the increase in our loan portfolio as a percentage of our total interest-earning assets. For the three months ended September 30, 2007, the average amount of loans increased by $55.31 million to $385.43 million from $330.12 million for the three months ended September 30, 2006. The average yield on such loans increased by 30 basis points to 7.64% in the 2007 quarter from 7.34% in the 2006 quarter. The average amount of investment securities increased by $52.82 million, to $581.58 million during the quarter ended September 30, 2007 from $528.76 million during the quarter ended September 30, 2006 and the average yield on investment securities increased to 4.87% during the 2007 quarter from 4.53% during the 2006 quarter. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $9.90 million to $18.39 million from $8.48 million in the three months ended September 30, 2007 and 2006, respectively.

         During the nine-month period ended September 30, 2007, the average amount of loans in our loan portfolio increased by $63.02 million to $380.63 million from $317.61 million for the nine-month period ended September 30, 2006. The average yield on such loans increased by 45 basis points to 7.65% in the 2007 period from 7.20% in the 2006 period. The average amount of investment securities decreased by $16.29 million to $547.81 million in the 2007 period from $564.10 million in the 2006 period, and the average yield on such securities increased by 36 basis points to 4.71% from 4.35% in the nine-month period ended September 30, 2007 and 2006, respectively. Other interest-earning assets increased by $25.74 million to $34.14 million in the 2007 period from $8.40 million in the 2006 period, and the average yield on other interest-earning assets increased by 98 basis points to 4.96% in the nine-month period ended September 30, 2007 from 3.98% in the nine-month period ended September 30, 2006.

INTEREST INCOME. Total interest income for the quarter ended September 30, 2007 increased by $2.52 million to $14.66 million from $12.14 million for the quarter ended September 30, 2006, and increased by $6.66 million to $42.45 million for the nine months ended September 30, 2007 from $35.79 million for the nine months ended September 30, 2006. The increase in total interest income during the three and nine months of fiscal year 2007 was due to the higher average yields earned and the higher average amounts of interest-earning assets.

Loans contributed $7.36 million and $21.84 million of interest income during the three and nine months ended September 30, 2007, respectively, compared to $6.06 million and $17.15 million of interest income during the three and nine months ended September 30, 2006, respectively. Investment securities contributed $7.09 million and $19.34 million of interest income during the three and nine months ended September 30, 2007, respectively, compared to $5.99 million and $18.39 million of interest income during the three and nine months ended September 30, 2006, respectively.


                                      --------------------------------------------------------
                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                                2007                          2006
                                      -------------------------     --------------------------
                                       INTEREST        % OF           INTEREST        % OF
                                        INCOME        TOTAL            INCOME        TOTAL
                                               (In thousands, except percentages)
Loans                                    $ 7,363     50.23%              $ 6,059     49.91%
Investment Securities                      7,086     48.35                 5,989     49.33
Other                                        208      1.42                    93      0.76
                                         -------    ------               -------    ------
Total Interest Income                    $14,657    100.00%              $12,141    100.00%
                                         =======    ======               =======    ======



                                      --------------------------------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                                2007                          2006
                                      -------------------------     --------------------------
                                       INTEREST        % OF           INTEREST        % OF
                                        INCOME        TOTAL            INCOME        TOTAL
                                              (In thousands, except percentages)
Loans                                    $21,841     51.46%              $17,148     47.91%
Investment Securities                     19,337     45.55                18,393     51.39
Other                                      1,270      2.99                   251      0.70
                                         -------    ------               -------    ------
Total Interest Income                    $42,448    100.00%              $35,792    100.00%
                                         =======    ======               =======    ======


         Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities, have increased as a percentage of total average interest-earning assets. During the three and nine months ended September 30, 2007, the average amount of our loan portfolio represented 39.11% and 39.54%, respectively, of total interest-earning assets compared to 38.06%
and 35.68%, respectively, for the three and nine months ended September 30, 2006. The average amount of investment securities have decreased to 59.02% and 56.91% of total interest-earning assets during the three and nine-month periods of fiscal year 2007, respectively, compared to 60.96% and 63.37% during the three and nine-month periods of fiscal year 2006, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.


                                              ------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------
                                                          2007                            2006
                                              ------------------------------    --------------------------
                                                AVERAGE           % OF            AVERAGE         % OF
                                                 AMOUNT           TOTAL            AMOUNT         TOTAL
                                                          (In thousands, except percentages)
Loans                                             $385,425     39.11%               $330,117     38.06%
Investment Securities                              581,577     59.02                 528,760     60.96
Other                                               18,386      1.87                   8,484      0.98
                                                  --------    ------                --------    ------
Total Interest-Earning Assets                     $985,388    100.00%               $867,361    100.00%
                                                  ========    ======                ========    ======



                                              ------------------------------------------------------------
                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------
                                                          2007                            2006
                                              ------------------------------    --------------------------
                                                AVERAGE           % OF            AVERAGE         % OF
                                                 AMOUNT           TOTAL            AMOUNT         TOTAL
                                                          (In thousands, except percentages)
Loans                                             $380,628     39.54%               $317,612     35.68%
Investment Securities                              547,809     56.91                 564,102     63.37
Other                                               34,146      3.55                   8,404      0.95
                                                  --------    ------                --------    ------
Total Interest-Earning Assets                     $962,583    100.00%               $890,118    100.00%
                                                  ========    ======                ========    ======


INTEREST EXPENSE. Total interest expense for the quarter ended September 30, 2007 increased by $2.17 million to $9.68 million from $7.51 million for the quarter ended September 30, 2006. The increase in interest expense was due to the increase in the average rates paid on such liabilities, 4.55% and 4.03% in the 2007 and 2006 quarters, respectively, and the increase in the average amount of interest-bearing liabilities. In May 2004 and April 2005, we sold $15.46 million and $7.22 million, respectively, of floating rate junior subordinated debentures (the "Debentures") and used the net proceeds to augment the Bank's capital to allow for business expansion. The interest expense on these Debentures, which is included in other borrowings was, approximately $458,000 and $444,000 during the three months ended September 30, 2007 and 2006, respectively.


                                        -------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------
                                                    2007                             2006
                                        ------------------------------     --------------------------
                                            INTEREST      % OF                INTEREST      % OF
                                             EXPENSE     TOTAL                 EXPENSE     TOTAL
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                     $2,631     27.17%                 $1,406      18.72%
Time Deposits                                  5,650     58.36                   4,425      58.93
Other Borrowings                               1,401     14.47                   1,678      22.35
                                              ------    ------                  ------     ------
Total Interest Expense                        $9,682    100.00%                 $7,509     100.00%
                                              ======    ======                  ======     ======


         Total interest expense for the nine-month period ended September 30, 2007 increased by $6.66 million to $27.72 million from $21.06 million for the nine-month period ended September 30, 2006. The increase in interest expense was due to the increase in the average rates paid on such liabilities, 4.46% and 3.65% in the 2007 and 2006 periods, respectively, and the increase in the average amount of interest-bearing liabilities. The interest expense on the Debentures was approximately $1.37 million and $1.30 million during the 2007 and 2006 nine-month periods, respectively.


                                        --------------------------------------------------------------
                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------
                                                    2007                              2006
                                        ------------------------------     ---------------------------
                                            INTEREST      % OF                  INTEREST       % OF
                                             EXPENSE     TOTAL                   EXPENSE      TOTAL
                                                      (In thousands, except percentages)
Interest-Bearing Deposits                     $7,492     27.02%                   $3,772     17.91%
Time Deposits                                 16,058     57.93                    12,259     58.21
Other Borrowings                               4,173     15.05                     5,030     23.88
                                            --------    ------                  --------    ------
Total Interest Expense                      $ 27,723    100.00%                 $ 21,061    100.00%
                                            ========    ======                  ========    ======


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2007, non-interest income amounted to $345,000 and $1.25 million, respectively, compared to non-interest income of $359,000 and $1.72 million for the three and nine months ended September 30, 2006, respectively.


                                        ------------------------------------------------------------------
                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------
                                                     2007                               2006
                                        --------------------------------    ------------------------------
                                            NON-INTEREST       % OF             NON-INTEREST      % OF
                                               INCOME         TOTAL                INCOME        TOTAL
                                                        (In thousands, except percentages)
Service Charges on Deposits                        $ 148      42.90%                   $ 148     41.23%
Investment Securities Losses                        (39)     (11.30)                      --        --
Other                                                236      68.40                      211     58.77
                                                   -----     ------                    -----    ------
Total Non-Interest Income                          $ 345     100.00%                   $ 359    100.00%
                                                   =====     ======                    =====    ======



                                        ------------------------------------------------------------------
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------
                                                     2007                               2006
                                        --------------------------------    ------------------------------
                                            NON-INTEREST       % OF             NON-INTEREST      % OF
                                               INCOME         TOTAL                INCOME        TOTAL
                                                        (In thousands, except percentages)
Service Charges on Deposits                        $ 512      40.93                    $ 434     25.28%
Investment Securities gains                           86       6.87                      743     43.27
Other                                                653      52.20                      540     31.45
                                                 -------     ------                  -------    ------
Total Non-Interest Income                        $ 1,251     100.00%                 $ 1,717    100.00%
                                                 =======     ======                  =======    ======


NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2007 was $3.56 million and $10.54 million, respectively, compared to $3.40 million and $10.19 million for the three and nine month-periods ended September 30, 2006, respectively. The increase in the 2007 three and nine-month periods are primarily due to the expansion of our business. We have added space and staff and have invested in new technologies to maintain and enhance customer service levels, and to insure our compliance with various regulatory matters.


                                             ------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------
                                                          2007                               2006
                                             -------------------------------    -------------------------------
                                                 NON-INTEREST      % OF             NON-INTEREST      % OF
                                                   EXPENSE        TOTAL                EXPENSE       TOTAL
                                                            (In thousands, except percentages)
Salaries and Employee Benefits                        $ 2,211     62.04%                 $ 2,149     63.21%
Net Occupancy Expense                                     603     16.92                      489     14.38
Equipment Expense                                          97      2.72                      112      3.29
FDIC Assessment                                            23      0.65                       22      0.65
Data Processing Expense                                   111      3.11                       90      2.65
Other                                                     519     14.56                      538     15.82
                                                      -------    ------                  -------    ------
Total Non-Interest Expense                            $ 3,564    100.00%                 $ 3,400    100.00%
                                                      =======    ======                  =======    ======



                                             ------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------
                                                          2007                               2006
                                             -------------------------------    -------------------------------
                                                 NON-INTEREST      % OF             NON-INTEREST       % OF
                                                    EXPENSE       TOTAL                EXPENSE        TOTAL
                                                            (In thousands, except percentages)
Salaries and Employee Benefits                        $ 6,587     62.47%                 $ 6,326     62.08%
Net Occupancy Expense                                   1,519     14.41                    1,455     14.28
Equipment Expense                                         297      2.82                      316      3.10
FDIC Assessment                                            63      0.60                       65      0.64
Data Processing Expense                                   306      2.90                      271      2.66
Other                                                   1,771     16.80                    1,757     17.24
                                                      -------    ------                  -------    ------
Total Non-Interest Expense                            $10,543    100.00%                 $10,190    100.00%
                                                      =======    ======                  =======    ======

PROVISION  FOR  INCOME  TAX.  During  the three  and  nine-month  periods  ended
September 30, 2007, the Company recorded income tax expense of $406,000 and $1.81 million, respectively, compared to income tax expense of $689,000 and $2.85 million, respectively, for the three and nine-month periods ended
September 30, 2006. The tax provisions for federal, state and local taxes recorded for the first nine months of 2007 and 2006 represent effective tax rates of 34.81% and 46.55%, respectively. The effective tax rate for the three months ended September 30, 2007 and 2006 were 24.15% and 44.56%, respectively. The decline in the effective tax rate in 2007 compared to 2006 is primarily due the Bank's investment in certain securities which carry a larger tax benefit because of their dividend payments.

COMMON STOCK REPURCHASES

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through September 30, 2007, the Company has purchased a total of 1,898,909 shares of its Common Stock. At September 30, 2007, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan. We did not repurchase shares of the Company's Common Stock during the nine months ended September 30, 2007.


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

         As an additional interest rate management strategy, the Bank borrows funds from the Federal Home Loan Bank, approximately $48.41 million at September 30, 2007, at fixed rates for a period of one to five years.

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



                                                                                 BERKSHIRE BANCORP INC.
                                                                  INTEREST RATE SENSITIVITY GAP AT SEPTEMBER 30, 2007
                                                                         (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                            ----------------------------------------------------------------------------------------
                                               3 MONTHS           3 THROUGH          1 THROUGH            OVER
                                                OR LESS           12 MONTHS           3 YEARS            3 YEARS            TOTAL
                                            ----------------   ----------------   ----------------   ----------------   ------------
Federal funds sold                             19,200                 --                 --                 --              19,200
                                  (Rate)         5.35%
                                                                                                                              5.35%
Interest bearing deposits in banks             10,035                 --                 --                 --              10,035
                                  (Rate)         4.17%                                                                        4.17%
Loans (1)(2)
Adjustable rate loans                         114,552             10,431             19,351             51,542             195,876
                                  (Rate)         8.56%              6.68%              6.83%              7.16%               7.92%
Fixed rate loans                                  324             23,534             36,230            142,167             202,255
                                  (Rate)         7.59%              7.63%              8.21%              6.30%               6.80%
                                            ---------          ---------          ---------          ---------          ----------
Total loans                                   114,876             33,965             55,581            193,709             398,131
Investments (3)(4)                            254,672             93,319            139,436            115,516             602,943
                                  (Rate)         5.16%              4.53%              4.25%              5.16%               4.85%
                                            ---------          ---------          ---------          ---------          ----------
Total rate-sensitive assets                   398,783            127,284            195,017            309,225           1,030,309
                                            ---------          ---------          ---------          ---------          ----------
Deposit accounts (5)
Savings and NOW                               280,793                 --                 --                 --             280,793
                                  (Rate)         3.71%                                                                        3.71%
Money market                                   13,350                 --                 --                 --              13,350
                                  (Rate)         0.68%                                                                        0.68%
Time Deposits                                 181,338            294,298              1,192                 --             476,828
                                  (Rate)         4.46%              5.04%              3.19%                                  4.81%
                                            ---------          ---------          ---------          ---------          ----------
Total deposit accounts                        475,481            294,298              1,192                 --             770,971
Repurchase Agreements                          41,911                 --                 --                 --              41,911
                                  (Rate)         4.86%                                                                        4.86%
Other borrowings                               15,769              8,441             23,229             23,652              71,091
                                  (Rate)         5.10%              3.34%              5.36%              7.77%               5.86%
                                            ---------          ---------          ---------          ---------          ----------
Total rate-sensitive liabilities              533,161            302,739             24,421             23,652             883,973
                                            ---------          ---------          ---------          ---------          ----------
Interest rate caps                             10,000            (10,000)
Gap (repricing differences)                  (144,378)          (165,455)           170,596            285,573             146,336
                                            =========          =========          =========          =========          ==========

Cumulative Gap                               (144,378)          (309,833)          (139,237)           146,336
                                            =========          =========          =========          =========
Cumulative Gap to Total Rate
Sensitive Assets                               (14.01)%           (30.01)%           (13.51)%            14.20%
                                            =========          =========          =========          =========


-----------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2) Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4) Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         For the three and nine months ended September 30, 2007, we did not charge-off any loans, and we recovered loans of $3,000 and $10,000, respectively. For the three and nine months ended September 30, 2006, we charged-off loans of $41,000 and $42,000, respectively, and recovered loans of $9,000 and $14,000, respectively. All recovered amounts in 2007 and 2006 were returned to the provision for loan loss reserves.

         The provision for loan losses totaled $75,000 and $225,000 for the three and nine-month periods ended September 30, 2007, respectively, as compared to $45,000 and $135,000 for the three and nine-month periods ended September 30, 2006, respectively. The increases in the provision for loan losses in the 2007 periods is predicated upon the growth in the loan portfolio.

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                              ------------------------------   ---------------------------
                                                  2007            2006             2007            2006
                                                  ----            ----             ----            ----
Average loans outstanding                     $385,425        $330,117         $380,628        $317,612
                                              ========        ========         ========        ========
Allowance at beginning of period                 3,928           3,360            3,771           3,266
Charge-offs:
 Commercial and other loans                         --              41               --              42
 Real estate loans                                  --              --               --              --
                                              --------        --------         --------        --------
  Total loans charged-off                           --              41               --              42
                                              --------        --------         --------        --------
Recoveries:
 Commercial and other loans                          3               9               10              14
 Real estate loans                                  --              --               --              --
                                              --------        --------         --------        --------
  Total loans recovered                              3               9               10              14
                                              --------        --------         --------        --------
  Net recoveries (charge-offs)                       3             (32)              10             (28)
                                              --------        --------         --------        --------
Provision for loan losses
 charged to operating expenses                      75              45              225             135
                                              --------        --------         --------        --------
Allowance at end of period                       4,006           3,373            4,006           3,373
                                              --------        --------         --------        --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                     0.00%          (0.01)%           0.00%          (0.01)%
                                              ========        ========         ========        ========
Allowance as a percent of total loans             1.01%           0.95%            1.01%           0.95%
                                              ========        ========         ========        ========
Total loans at end of period                  $398,131        $354,344         $398,131        $354,344
                                              ========        ========         ========        ========


LOAN PORTFOLIO.

         The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's commercial loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2007, we had total gross loans of $398.13 million, deferred loans fees of $1.36 million and an allowance for loan losses of $4.01 million. From time to time, the Bank may originate residential mortgage loans and then sell them on the secondary market, normally recognizing fee income in connection with the sale. During the three and nine-month periods ended September 30, 2007, the Bank sold approximately $1.40 million, with no recognized gain or loss, and $5.07 million, with a gain of $3,000, recorded in other income, respectively, on such sales.

         The Bank's policy is to discontinue accruing interest on a loan when it is 90 days past due or if management believes that continued interest accruals are unjustified. The Bank may continue interest accruals if a loan is more than 90 days past due if the Bank determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Once the accrual of interest is discontinued, the Bank records interest as and when received until the loan is restored to accruing status. If the Bank determines that collection of the loan in full is in reasonable doubt, then amounts received are recorded as a reduction of principal until the loan is returned to accruing status. At September 30, 2007 and 2006, we did not have any loans past due more than 90 days and still accruing interest.

CAPITAL ADEQUACY

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). As of September 30, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain certain Total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.

The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2007 and December 31, 2006 (dollars in thousands):


                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                      FOR CAPITAL       PROMPT CORRECTIVE
                                                   ACTUAL          ADEQUACY PURPOSES    ACTION PROVISIONS
                                              ------------------  -------------------- ---------------------
                                                AMOUNT   RATIO      AMOUNT    RATIO      AMOUNT     RATIO
                                                ------   -----      ------    -----      ------     -----
SEPTEMBER 30, 2007
Total Capital (to Risk-Weighted Assets)
  Company                                       $134,487  19.6%     $55,028   >8.0%           --      N/A
                                                                              -
  Bank                                           102,437  15.3%      53,445   >8.0%       66,807   >10.0%
                                                                              -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                        130,481  19.0%      27,514   >4.0%           --      N/A
                                                                              -
  Bank                                            98,431  14.7%      26,723   >4.0%       40,084    >6.0%
                                                                              -                     -
Tier I Capital (to Average Assets)
  Company                                        130,481  12.9%      40,343   >4.0%           --      N/A
                                                                              -
  Bank                                            98,431  10.0%      39,478   >4.0%       49,347    >5.0%
                                                                              -                     -




                                                                                           TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                     FOR CAPITAL       PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                                              ------------------  ------------------- ---------------------
                                                AMOUNT   RATIO      AMOUNT   RATIO      AMOUNT     RATIO
DECEMBER 31, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                       $128,452  23.9%    $43,031   >8.0%           --      N/A
                                                                             -
  Bank                                            99,170  19.3%     41,120   >8.0%       51,400   >10.0%
                                                                             -                    -

Tier I Capital (to Risk-Weighted Assets)
  Company                                        124,681  23.2%     21,516   >4.0%           --      N/A
                                                                             -
  Bank                                            95,400  18.6%     20,560   >4.0%       30,840    >6.0%
                                                                             -                     -
Tier I Capital (to Average Assets)
  Company                                        124,681  13.4%     37,322   >4.0%           --      N/A
                                                                             -
  Bank                                            95,400  10.9%     35,022   >4.0%       43,778    >5.0%
                                                                             -                     -


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

         For the Company, liquidity means having cash available to fund operating expenses, to pay shareholder dividends, when and if declared by the Company's Board of Directors and to pay the interest on the Debentures issued in May 2004 and April 2005. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At September 30, 2007, the Company, excluding the Bank, had cash and cash equivalents of approximately $15.45 million and investment securities available for sale of $10.02 million.

         The Company maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $55.39 million at September 30, 2007, include commitments to extend credit and stand-by letters of credit.

         At September 30, 2007, the Company had outstanding commitments of approximately $528.49 million; including $476.83 million of time deposits, $48.41 million of Federal Home Loan Bank debt and $3.25 million of operating leases. These commitments include $499.41 million that mature or renew within one year, $26.86 million that mature or renew after one year and within three years, $1.61 million that mature or renew after three years and within five years and $617,000 that mature or renew after five years.

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

CONCLUSIONS. Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2007, no changes in Internal Control have occurred that have materially affected or are reasonably likely to materially affect Internal Control.

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


                                            BERKSHIRE BANCORP INC.
                                            ----------------------
                                                 (REGISTRANT)



Date: NOVEMBER 12, 2007                 By: /S/ STEVEN ROSENBERG
      -----------------                     ------------------------------
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