Form 10-K
period 2007-12-31
BERKSHIRE BANCORP INC /DE/
filed 2008-03-31
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2007

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

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class               Name of Each Exchange on Which Traded
--------------------------------------   -------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]
Non-accelerated filer [ ]      Smaller reporting company [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act. Yes [ ]    No [X]

Aggregate   market  value  of  voting  and  non-voting   common  stock  held  by
non-affiliates of the Registrant as of June 30, 2007: $56,945,930.

Number of shares of Common Stock outstanding as of March 24, 2008: 7,054,183.

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

                                     PART I

ITEM 1. BUSINESS

         GENERAL.  Berkshire  Bancorp  Inc., a Delaware  corporation,  is a bank holding company registered under the Bank Holding Company Act of 1956. References herein to "Berkshire", the "Company" or "we" and similar pronouns shall be deemed to refer to Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire's principal activity is the ownership and management of its indirect wholly-owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank. The Bank is owned through Berkshire's wholly-owned subsidiary, Greater American Finance Group, Inc. ("GAFG").

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

         Berkshire Bancorp Inc.
         Investor Relations
         160 Broadway, First Floor
         New York, NY 10038

         TRUST PREFERRED SECURITIES. As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 7.85%.

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 6.96%. See Note A of Notes to Consolidated Financial Statements for further discussion of Trust Preferred Securities.

         BUSINESS OF THE BANK - GENERAL. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York and one deposit-taking office in Ridgefield, NJ.

                     BRANCH LOCATIONS OF THE BERKSHIRE BANK
                                DECEMBER 31, 2007
                 --------------------------------------------------
                  4 East 39th Street      2 South Church Street
                  New York, NY            Goshen, NY

                  5 Broadway              214 Harriman Drive
                  New York, NY            Goshen, NY

                  5010 13th Avenue        80 Route 17M
                  Brooklyn, NY            Harriman, NY

                  1421 Kings Highway      60 Main Street
                  Brooklyn, NY            Bloomingburg, NY

                  4917 16th Avenue        1119 Avenue J
                  Brooklyn, NY            Brooklyn, NY

                  600 Broad Avenue        210 Pinehurst Avenue
                  Ridgefield, NJ          New York, NY 10033


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

         PRINCIPAL LOAN TYPES. The Bank's principal loan types are residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. The Bank's revenues come principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits, borrowings and proceeds from principal and interest payments on loans and investment securities.

         OPERATING PLAN. The Bank's operating plan concentrates on obtaining deposits from a variety of businesses, professionals and retail customers and investing those funds in conservatively underwritten loans. Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years. Hence, the Bank has, in recent years, invested a portion of its available funds in investment, mortgage-backed and auction rate securities.

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

         At December 31, 2007 and 2006, the Company met the definition of a "well capitalized" bank holding company.

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

         The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more. As of December 31, 2007 and 2006, the Bank's Tier I leverage capital ratio was 9.7% and 10.9%, respectively.

         The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Supplementary capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2007 and 2006, the Bank maintained a 13.9% and 18.6% Tier I risk-based capital ratio and a 14.5% and 19.3% total risk-based capital ratio, respectively.

         In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2007 and 2006, the Bank met the definition of a "well capitalized" financial institution.

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

         DIVIDENDS FROM THE BANK TO THE COMPANY. One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net profits for the 2006 and 2007 calendar years totaled approximately $11.93 million.

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


         However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Bank must pay an annual assessment for this purpose, which for fiscal 2007 and 2006 was equal to 0.0122% and 0.0127%, respectively, of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes. Beginning in 2008, the assessment was revised to 0.0507% of the Bank's insured deposits.

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

         PERSONAL HOLDING COMPANY STATUS. For the fiscal years ended December 31, 2007, 2006 and 2005, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2007, 2006 and 2005. (See Dividends in Item 5).

         EMPLOYEES. On March 21, 2008, Berkshire had one full time employee and the Bank employed approximately 100 full time and 5 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.


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

DUE TO THE RECENT DOWNTURN IN THE MARKET, CERTAIN OF THE INVESTMENT SECURITIES WE OWN MAY TAKE LONGER TO AUCTION THAN INITIALLY ANTICIPATED.

          Our portfolio of investment securities includes marketable investment grade auction rate securities. Recently, certain auction rate securities failed to auction due to market imbalances. As a result of this failure, the fair value of these securities, while maintaining their investment grade rating and interest payments, could be negatively impacted in the future. We have the ability to hold these available for sale securities to maturity, (predominately 20 years after December 31, 2007) thereby recovering our investment. While we believe that such negative impact would be temporary due to market conditions and that our carrying values are appropriate, there are no assurances that a successful auction will occur or that we can sell these securities outside the auction process, if necessary, without sustaining a loss.

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

          We maintain an allowance for loan losses at a level believed adequate by management to absorb losses specifically identifiable and inherent in the loan portfolio. In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance can be maintained. Based on an evaluation of the loan portfolio, management presents a periodic review of the loan loss reserve to the board of directors of the Bank, indicating any changes in the reserve since the last review and any recommendations as to adjustments in the reserve. In making its evaluation, in addition to the factors discussed below, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan losses as an integral part of the examination process.

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

         In addition, we have authorized 10,000,000 shares of common stock of which approximately 7,700,000 shares have been issued and approximately 7,000,000 shares are outstanding. The price of our common stock may be volatile at times since our common stock is thinly traded and one individual owns or controls more than 50% of our outstanding shares. It may be difficult for a stockholder to sell a significant number of shares at a time and at a price of their choosing or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of Berkshire Bancorp's common stock.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         Not Applicable


ITEM 2. PROPERTIES.

         The following are Berkshire's and the Bank's principal facilities as of March 21, 2008:

                                           Approximate  Approximate
                                           Floor Area   Annual        Lease
Location              Operations           (Sq. Ft.)    Rent          Expiration
------------          -----------------    ---------    ----------    ----------
New York, NY          Executive Offices      1,500      $  18,000     (1)(3)
New York, NY          Main Bank Office
                       and Bank Branch       9,729      Owned         March 2013
Brooklyn, NY          Bank Branch            4,500      $ 200,418     March 2013
Brooklyn, NY          Bank Branch            2,866      $  59,130     March 2013
Brooklyn, NY          Bank Branch            2,592      $ 108,212     December 2012
Brooklyn, NY          Bank Branch            1,640      $  72,000     June 2015
New York, NY          Bank Branch            9,924      $ 353,315     June 2010 (2)(3)
New York, NY          Bank Branch            3,300      $  60,000     November 2016 (2)(3)
Goshen, NY            Bank Branch           10,680      Owned
Harriman, NY          Bank Branch            1,623      Owned
Bloomingburg, NY      Bank Branch            1,530      $  20,871     August 2010
Ridgefield, NJ        Bank Branch            6,120      Owned

---------------
(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.
(2) Leased from a company affiliated with Mr. Marx, a director of the Company.
(3) Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

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

FISCAL YEAR ENDED DECEMBER 31, 2007              HIGH       LOW
-----------------------------------             ------     ------
January 1, 2007 to March 31, 2007                16.60      15.54
April 1, 2007 to June 30, 2007                   16.34      14.90
July 1, 2007 to September 30, 2007               18.23      14.86
October 1, 2007 to December 31, 2007             16.49      14.89

FISCAL YEAR ENDED DECEMBER 31, 2006              HIGH       LOW
-----------------------------------             ------     ------
January 1, 2006 to March 31, 2006                17.35      14.82
April 1, 2006 to June 30, 2006                   17.23      15.18
July 1, 2006 to September 30, 2006               17.00      15.31
October 1, 2006 to December 31, 2006             17.12      15.14

         As of the close of business on March 20, 2008, there were 1,035 holders of record of the Company's Common Stock.

DIVIDENDS

         For the fiscal years ended December 31, 2007, 2006 and 2005, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2007, 2006 and 2005.

         On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments. Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends as follows:

                                                                PER SHARE
DECLARATION DATE     RECORD DATE           PAYMENT DATE           AMOUNT
-------------------  ------------------    -----------------   ------------

March 21, 2005       April 22, 2005        April 29, 2005              $.07

October 7, 2005      October 21, 2005      October 28, 2005            $.08

March 9, 2006        April 18, 2006        April 27, 2006              $.08

October 10, 2006     October 20, 2006      October 27, 2006            $.08

April 2, 2007        April 18, 2007        April 26, 2007              $.09

October 3, 2007      October 18, 2007      October 25, 2007            $.09

         The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through December 31, 2006, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal year 2007 we did not purchase any shares, and at December 31, 2007 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

EQUITY COMPENSATION PLANS

See  Part  III,  Item  12  for  information   concerning  the  Company's  equity
compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2007, 2006 and 2005. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

GENERAL

TRUST PREFERRED SECURITIES. As of May 18 2004, the Company established BCTI. The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of the Floating Rate Junior Subordinated Debentures issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 7.85%.

         On April 1, 2005, the Company established BCTII. The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of the 2005 Debentures issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 6.96%. See Note A of Notes to Consolidated Financial Statements for a further discussion of Trust Preferred Securities.

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

         With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2007, the Company completed its annual testing, which determined that no impairment charge was necessary.

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

DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006. Net income was $5.35 million, or $.76 per diluted share, for the fiscal year ended December 31, 2007, compared to $4.88 million, or $.70 per diluted share, for the fiscal year ended December 31, 2006. Net loans and total assets increased by approximately 17% and 18%, respectively, and investment securities increased by approximately 16%. Stockholders' equity increased by approximately 7% to $124.26 million in fiscal 2007 from $115.78 million in fiscal 2006.


                                      FISCAL YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             2007                       2006              %
                                                                      INC/(DEC)
                            (In millions, except per share data and percentages)
TOTAL ASSETS                     $1,120.5               $948.7              18%
Loans, net                          430.6                367.2              17%
Investment Securities               599.4                515.2              16%
TOTAL LIABILITIES                   996.3                832.9              20%
Deposits                            853.2                681.5              25%
Borrowings                          131.1                138.1             (5)%
STOCKHOLDERS' EQUITY                124.3                115.8               7%

TOTAL INCOME                         60.2                 51.9              16%
Interest Income                      58.5                 48.2              21%
TOTAL EXPENSE                        52.1                 42.8              22%
Interest Expense                     37.8                 29.2              29%
Net Interest Income                  20.7                 19.0               9%
NET INCOME                            5.4                  4.9              10%
Diluted Income Per Share               .76                  .70              9%
BANK BRANCHES                        12                   11                  -

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


                                      FISCAL YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             2006                       2005              %
                                                                      INC/(DEC)
                            (In millions, except per share data and percentages)
TOTAL ASSETS                        $948.7               $977.7             (3)%
Loans, net                           367.2                305.9              20%
Investment Securities                515.2                600.0            (14)%
TOTAL LIABILITIES                    832.9                868.7             (4)%
Deposits                             681.5                680.3               0%
Borrowings                           138.1                178.9            (23)%
STOCKHOLDERS' EQUITY                 115.8                109.0               6%

TOTAL INCOME                          51.9                 46.3              12%
Interest Income                       48.2                 45.1               7%
TOTAL EXPENSE                         42.8                 35.5              21%
Interest Expense                      29.2                 22.4              30%
Net Interest Income                   19.0                 22.7            (16)%
NET INCOME                             4.9                  5.5            (11)%
Diluted Income Per Share                .70                  .80           (13)%
BANK BRANCHES                         11                   10                  -


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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

                                                  TWELVE MONTHS ENDED                        TWELVE MONTHS ENDED
                                                   DECEMBER 31, 2007                          DECEMBER 31, 2006
                                        ----------------------------------------   ----------------------------------------

                                                      INTEREST                                   INTEREST
                                        AVERAGE         AND          AVERAGE       AVERAGE         AND           AVERAGE
                                        BALANCE       DIVIDENDS     YIELD/RATE     BALANCE       DIVIDENDS     YIELD/RATE
                                        -------       ---------     ----------     -------       ---------     ----------
INTEREST-EARNING ASSETS:
Loans (1)                               $  389,520    $ 29,804             7.65%   $ 327,210     $ 23,844             7.29%
Investment securities                      558,742      27,178             4.86      550,443       24,027             4.37
Other (2)(5)                                31,678       1,553             4.90        8,509          350             4.11
                                        ----------    --------             ----    ---------     --------             ----
Total interest-earning assets              979,940      58,535             5.97      886,162       48,221             5.44
Noninterest-earning assets                  46,070                         ----       46,882                          ----
                                        ----------                                 ---------
Total Assets                            $1,026,010                                 $ 933,044
                                        ==========                                 =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                  291,049      10,338             3.55      206,745        5,283             2.56
Time deposits                              449,754      21,745             4.83      410,729       17,276             4.21
Other borrowings                           103,112       5,710             5.54      144,722        6,627             4.58
                                        ----------    --------             ----    ---------     --------             ----
Total interest-bearing
 liabilities                               843,915      37,793             4.48      762,196       29,186             3.83
                                                      --------             ----                  --------             ----

Demand deposits                             50,647                                    47,890
Noninterest-bearing liabilities             12,285                                     9,731
Stockholders' equity (5)                   119,163                                   113,227
                                        ----------                                 ---------

Total liabilities and
 stockholders' equity                   $1,026,010                                 $ 933,044
                                        ==========                                 =========

Net interest income                                   $ 20,742                                   $ 19,035
                                                      ========                                   ========

Interest-rate spread (3)                                                  1.49%                                      1.61%
                                                                          ====                                       ====

Net interest margin (4)                                                   2.12%                                      2.15%
                                                                          ====                                       ====

Ratio of average interest-earning
assets to average interest bearing
liabilities                                   1.16                                      1.16
                                        ==========                                 =========


                                                  DECEMBER 31, 2005
                                        ---------------------------------------

                                                      INTEREST
                                        AVERAGE         AND         AVERAGE
                                        BALANCE       DIVIDENDS    YIELD/RATE
                                        -------       ---------    ----------
INTEREST-EARNING ASSETS:
Loans (1)                               $ 287,178     $ 19,399           6.76%
Investment securities                     648,829       25,355           3.91
Other (2)(5)                               10,765          302           2.81
                                        ---------     --------           ----
Total interest-earning assets             946,772       45,056           4.76
Noninterest-earning assets                 44,497                        ----
                                        ---------
Total Assets                            $ 991,269
                                        =========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                 264,130        4,639            1.76
Time deposits                             338,834        9,552            2.82
Other borrowings                          225,657        8,208            3.64
                                        ---------     --------            ----
Total interest-bearing
 liabilities                              828,621       22,399            2.70
                                                      --------            ----

Demand deposits                            44,739
Noninterest-bearing liabilities             8,310
Stockholders' equity (5)                  109,599
                                        ---------

Total liabilities and
 stockholders' equity                   $ 991,269
                                        =========

Net interest income                                   $ 22,657
                                                      ========

Interest-rate spread (3)                                                 2.06%
                                                                         ====

Net interest margin (4)                                                  2.39%
                                                                         ====

Ratio of average interest-earning
assets to average interest bearing
liabilities                                  1.14
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


                                 TWELVE MONTHS ENDED DECEMBER 31, 2007
                                                 VERSUS
                                 TWELVE MONTHS ENDED DECEMBER 31, 2006
                                        INCREASE (DECREASE) DUE TO
                              --------------------------------------------------

                                   Rate             Volume            Total
                              ---------------   ---------------   --------------

Interest-earning assets:
 Loans                               $ 1,228           $ 4,732          $ 5,960
 Investment securities                 2,777               374            3,151
 Other                                    79             1,124            1,203
                                     -------           -------          -------
Total                                  4,084             6,230           10,314
                                     -------           -------          -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits             2,461             2,594            5,055
 Time deposits                         2,717             1,752            4,469
 Other borrowings                      1,220            (2,137)            (917)
                                     -------           -------          -------
Total                                  6,398             2,209            8,607
                                     -------           -------          -------

Net interest income                  $(2,314)          $ 4,021          $ 1,707
                                     =======           =======          =======




                                 TWELVE MONTHS ENDED DECEMBER 31, 2006
                                                 VERSUS
                                 TWELVE MONTHS ENDED DECEMBER 31, 2005
                                        INCREASE (DECREASE) DUE TO
                              --------------------------------------------------

                                   Rate             Volume            Total
                              ---------------   ---------------   --------------

Interest-earning assets:
 Loans                               $ 1,600           $ 2,845          $ 4,445
 Investment securities                 2,723            (4,051)          (1,328)
 Other                                   120               (72)              48
                                     -------           -------          -------
Total                                  4,443            (1,278)           3,165
                                     -------           -------          -------

Interest-bearing
 liabilities:
Deposit accounts:
 Interest bearing deposits             1,802            (1,158)             644
 Time deposits                         5,400             2,324            7,724
 Other borrowings                      1,805            (3,386)          (1,581)
                                     -------           -------          -------
Total                                  9,007            (2,220)           6,787
                                     -------           -------          -------

Net interest income                  $(4,564)          $   942          $(3,622)
                                     =======           =======          =======

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

          The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, principally Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15," as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

         Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment on a collective basis under SFAS No. 5, "Accounting for Contingencies".

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

         For the fiscal years ended December 31, 2007 and 2006, we charged-off loans of zero and $42,000, respectively, and recovered loans of $56,000 and $137,000, respectively. All amounts recovered in fiscal 2007 and 2006 were returned to the allowance for loan losses.

RESULTS OF OPERATIONS FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006.

GENERAL. References to per share amounts below, unless stated otherwise, refer to diluted shares.

NET INCOME. Net income for the fiscal year ended December 31, 2007 was $5.35 million, or $.76 per share, as compared to $4.88 million, or $.70 per share, for the fiscal year ended December 31, 2006.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business. The difference between the yield on short-term, 3 month U.S. Treasury Notes, and long-term, 10 year U.S. Treasury Bonds, referred to as the yield curve is at historic lows. Inflation fighting actions taken by the Federal Reserve Board during 2007 have moved short-term rates up while long-term rates have remained relatively flat. The Company's rising cost of funds in 2007, the rates paid on deposits and borrowings, has not been matched by the ability to safely increase the yields on interest-earning assets.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.

         For the fiscal year ended December 31, 2007, net interest income increased by approximately $1.70 million to $20.74 million from $19.04 million for the fiscal year ended December 31, 2006. The year over year increase in net interest income was the result of the $93.78 million increase in the average amount of total interest-earning assets, including $62.31 million increase in the average amount of higher yielding loans as a percentage of total interest-earning assets, the 53 basis point increase in the average yields earned on total interest-earning assets and the $41.61 million decrease in the average amount of borrowed funds during fiscal 2007 compared to 2006. Partially offsetting these factors was the $123.60 million increase in interest-bearing and time deposits, and the 65 basis point increase in the average rates paid on the average amount of total interest-bearing liabilities during fiscal 2007 compared to fiscal 2006.

         The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, narrowed by 12 basis points to 1.49% during fiscal 2007 from 1.61% during fiscal 2006.

NET INTEREST MARGIN. Net interest margin declined by 3 basis points to 2.12% during fiscal 2007 from 2.15% during fiscal 2006. We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 5.97% and 5.44% in fiscal 2007 and 2006, respectively. The small decrease in net interest margin is primarily due to the substantial increase in the average amount of total interest-earning assets during the fiscal year ended December 31, 2007.

         The average amount of loans increased by $62.31 million to $389.52 million during fiscal 2007 from $327.21 million during fiscal 2006, and the average yield on such loans increased by 36 basis points to 7.65% in fiscal 2007 from 7.29% in fiscal 2006. The average amount of investment securities increased by $8.30 million to $558.74 million in fiscal 2007 from $550.44 million in fiscal 2006. The average yield on investment securities improved by 49 basis points, to 4.86% in 2007 from 4.37% in 2006. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $23.16 million to $31.68 million in 2007 from $8.52 million in 2006 and returned an average yield of 4.90% and 4.11% during the fiscal years ended December 31, 2007 and 2006, respectively.

INTEREST INCOME. Total interest income for the fiscal year ended December 31, 2007 increased by $10.32 million, or 21.42%, to $58.54 million from $48.22 million for the fiscal year ended December 31, 2006. The increase in interest income in fiscal 2007 was primarily due to the increase in the average yields earned on interest-earning assets and the increase in the average amount of total interest-earning assets. Loans contributed $29.80 million of interest income in fiscal 2007, an increase of $5.96 million from the $23.84 million of interest income contributed in fiscal 2006. Investment securities contributed $27.18 million of interest income in fiscal 2007, a increase of $3.15 million from the $24.03 million of interest income earned on securities in fiscal 2006.


                                FISCAL 2007                  FISCAL 2006
                         ---------------------------  --------------------------
                           INTEREST       % OF           INTEREST      % OF
                            INCOME        TOTAL           INCOME       TOTAL
                                     (In thousands, except percentages)
Loans                       $29,804       50.92%          $23,844      49.45%
Investment Securities        27,178       46.43            24,027      49.82
Other                         1,553        2.65               350       0.73
                            -------      ------           -------     ------
Total Interest Income       $58,535      100.00%          $48,221     100.00%


         Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, grew to 39.75% of our total average interest-earning assets in fiscal 2007 from 36.92% in fiscal 2006. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our long-term strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

                                     FISCAL 2007                FISCAL 2006
                               -----------------------     ---------------------
                                 AVERAGE      % OF           AVERAGE      % OF
                                  AMOUNT      TOTAL           AMOUNT      TOTAL
                                         (In thousands, except percentages)
Loans                            $389,520     39.75%         $327,210     36.92%
Investment Securities             558,742     57.02           550,443     62.12
Other                              31,678      3.23             8,509       .96
                                 --------    ------          --------    ------
Total Interest-Earning Assets    $979,940    100.00%         $886,162    100.00%


INTEREST EXPENSE. Total interest expense for the fiscal year ended December 31, 2007 increased by $8.60 million, or 29.46%, to $37.79 million from $29.19 million for the fiscal year ended December 31, 2006. The increase in interest expense was primarily due to the increase in the average rate paid on such liabilities, 4.48% and 3.83% in fiscal years 2007 and 2006, respectively, and the $81.72 million increase in the average amount of total interest-bearing liabilities during fiscal year 2007. Partially offsetting these factors was the $41.61 million decrease in the average amount of other borrowings which carry the highest average rate of all interest-bearing liabilities. As short-term rates moved higher during fiscal year 2007, interest expense increased as we priced our deposit products to meet the competition and the adjustable rates paid on other borrowings increased as well. In April 2005 and May 2004, we sold $7.22 million and $15.46 million, respectively, of floating rate junior subordinated debentures which mature in 2035 and 2034, respectively. The net proceeds of said sales were used to augment the Bank's capital. The interest expense on these debentures, which is included in other borrowings, was $1.83 million and $1.77 million during fiscal 2007 and 2006, respectively.

                                FISCAL 2007                  FISCAL 2006
                         ---------------------------  --------------------------
                           INTEREST       % OF           INTEREST      % OF
                           EXPENSE        TOTAL          EXPENSE       TOTAL
                                     (In thousands, except percentages)
Interest-Bearing Deposits   $ 10,338      27.35%          $ 5,283      18.10%
Time Deposits                 21,745      57.54            17,276      59.19
Other Borrowings               5,710      15.11             6,627      22.71
                            --------     ------          --------     ------
Total Interest Expense      $ 37,793     100.00%          $29,186     100.00%

                                         FISCAL 2007            FISCAL 2006
                                   ----------------------  ---------------------
                                     AVERAGE      % OF       AVERAGE      % OF
                                      AMOUNT      TOTAL       AMOUNT      TOTAL
                                           (In thousands, except percentages)
Interest-Bearing Deposits            $291,049     34.49%     $206,745     27.12%
Time Deposits                         449,754     53.29       410,729     53.89
Other Borrowings                      103,112     12.22       144,722     18.99
                                     --------    ------      --------    ------
Total Interest-Bearing Liabilities   $843,915    100.00%     $762,196    100.00%


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2007, total non-interest income decreased by $2.03 million to $1.66 million from $3.69 million for the fiscal year ended December 31, 2006. In 2006, we recorded gains of $2.34 million on the sales and issuer redemptions of investment securities. In 2007, such gains amounted to $86,000. Service charges on deposit accounts increased by $70,000 and other income increased by $146,000.

                                  FISCAL 2007             FISCAL 2006
                            ----------------------  ------------------------
                             NON-INTEREST   % OF    NON-INTEREST    % OF
                                INCOME      TOTAL      INCOME       TOTAL
                                    (In thousands, except percentages)
Service Charges on Deposits    $  658      39.66%       $  588     15.92%
Investment Securities gains        86       5.18         2,336     63.26
Other                             915      55.16           769     20.82
                               ------     ------        ------    ------
Total Non-Interest Income      $1,659     100.00%       $3,693    100.00%


NON-INTEREST  EXPENSE.  Non-interest  expense  includes  salaries  and  employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the year ended December 31, 2007 increased by approximately $740,000, or 5.45%, to $14.32 million from $13.58 million for the year ended December 31, 2006. The largest component of non-interest expense are salaries and employee benefits which increased by $490,000 to $8.97 million in fiscal 2007 from $8.48 million in fiscal 2006. The increase is primarily due to the addition of personnel in our internal control and compliance departments.


                                  FISCAL 2007             FISCAL 2006
                            ----------------------  ------------------------
                             NON-INTEREST   % OF    NON-INTEREST    % OF
                               EXPENSE      TOTAL     EXPENSE       TOTAL
                                    (In thousands, except percentages)
Salaries and Employee Benefits  $ 8,971     62.66%     $ 8,481     62.44%
Net Occupancy Expense             2,050     14.32        1,961     14.44
Equipment Expense                    80      0.56          108      0.80
FDIC Assessment                      86      0.60           85      0.63
Data Processing Expense             417      2.91          366      2.69
Other                             2,714     18.95        2,581     19.00
                                -------    ------      -------    ------
Total Non-Interest Expense      $14,318    100.00%     $13,582    100.00%


PROVISION FOR INCOME TAX. During the years ended December 31, 2007 and 2006, we recorded income tax expense of $2.37 million and $3.86 million, respectively. The tax provisions for federal, state and local taxes recorded for 2007 and 2006 represent effective tax rates of 30.72% and 44.14%, respectively. The decline in the effective tax rate in 2007 compared to 2006 is primarily due to the Bank's investment in certain securities which carry a larger tax benefit because of their dividend payments.

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

NET INTEREST INCOME. For the fiscal year ended December 31, 2006, net interest income decreased by $3.62 million to $19.04 million from $22.66 million for the fiscal year ended December 31, 2005. The year over year decrease in net interest income was the result of the 113 basis point increase in the average rate paid on interest-bearing liabilities to 3.83% in 2006 from 2.70% in 2005 and the smaller, 68 basis point increase in the average yield earned on interest-earning assets to 5.44% in 2006 from 4.76% in 2005. Also contributing to the decrease in net interest income was the $60.61 million decrease in the average amount of interest-earning assets to $886.16 million in 2006 from $946.77 million in 2005. Partially offsetting these factors was the $66.43 million decrease in the average amount of interest-bearing liabilities to $762.20 million in 2006 from $828.62 million in 2005.

         The Company's interest-rate spread narrowed by 45 basis points to 1.61% in 2006 from 2.06% in 2005. This decline is primarily due to the change in deposit mix, the $71.90 million increase in higher cost CD's and the $57.39 million decrease in lower cost, non-maturity deposit accounts in 2006 compared to 2005. If the current rate environment continues, we expect to see continued pressure on the Company's interest-rate spread and net interest income.

NET INTEREST MARGIN. Net interest margin declined by 24 basis points to 2.15% in fiscal 2006 from 2.39% in fiscal 2005. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provide an aggregate average yield of 5.44% and 4.76% in fiscal 2006 and 2005, respectively. The decrease in net interest margin is primarily due to the decrease in net interest income, partially offset by the decrease in average interest-earning assets.

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


                                FISCAL 2006                  FISCAL 2005
                         ---------------------------  --------------------------
                           INTEREST       % OF           INTEREST      % OF
                            INCOME        TOTAL           INCOME       TOTAL
                                     (In thousands, except percentages)
Loans                       $23,844       49.45%          $19,399      43.06%
Investment Securities        24,027       49.82            25,355      56.27
Other                           350        0.73               302       0.67
                            -------      ------           -------     ------
Total Interest Income       $48,221      100.00%          $45,056     100.00%


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

                                     FISCAL 2006                FISCAL 2005
                               -----------------------     ---------------------
                                 AVERAGE      % OF           AVERAGE      % OF
                                  AMOUNT      TOTAL           AMOUNT      TOTAL
                                         (In thousands, except percentages)
Loans                            $327,210     36.92%         $287,178     30.33%
Investment Securities             550,443     62.12           648,829     68.53
Other                               8,509      0.96            10,765      1.14
                                 --------    ------          --------    ------
Total Interest-Earning Assets    $886,162    100.00%         $946,772    100.00%


INTEREST EXPENSE. Total interest expense for the fiscal year ended December 31, 2006 increased by $6.79 million, or 30.30%, to $29.19 million from $22.40 million for the fiscal year ended December 31, 2005. The increase in interest expense was due to the increase in the average rate paid on such liabilities, 3.83% and 2.70% in fiscal years 2006 and 2005, respectively, partially offset by the decrease in the average amount of interest-bearing liabilities. As short-term rates moved higher during 2006, interest expense increased as we priced our deposit products to meet the competition and the adjustable rates paid on other borrowings increased as well. In April 2005 and May 2004, we sold $7.22 million and $15.46 million, respectively, of floating rate junior subordinated debentures which mature in 2035 and 2034, respectively. The net proceeds were used to augment the Bank's capital. The interest expense on these debentures, which are included in other borrowings, was $1.77 million and $1.27 million during fiscal 2006 and 2005, respectively.

                                FISCAL 2006                  FISCAL 2005
                         ---------------------------  --------------------------
                           INTEREST       % OF           INTEREST      % OF
                           EXPENSE        TOTAL          EXPENSE       TOTAL
                                     (In thousands, except percentages)
Interest-Bearing Deposits   $ 5,283       18.10%         $ 4,639        20.71%
Time Deposits                17,276       59.19            9,552        42.64
Other Borrowings              6,627       22.71            8,208        36.65
                            -------      ------          -------       ------
Total Interest Expense      $29,186      100.00%         $22,399       100.00%

                                         FISCAL 2006            FISCAL 2005
                                   ----------------------  ---------------------
                                     AVERAGE      % OF       AVERAGE      % OF
                                      AMOUNT      TOTAL       AMOUNT      TOTAL
                                           (In thousands, except percentages)
Interest-Bearing Deposits            $206,745     27.12%     $264,130     31.88%
Time Deposits                         410,729     53.89       338,834     40.89
Other Borrowings                      144,722     18.99       225,657     27.23
                                     --------    ------      --------    ------
Total Interest-Bearing Liabilities   $762,196    100.00%     $828,621    100.00%


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


                                  FISCAL 2006             FISCAL 2005
                            ----------------------  ------------------------
                             NON-INTEREST   % OF    NON-INTEREST    % OF
                                INCOME      TOTAL      INCOME       TOTAL
                                    (In thousands, except percentages)
Service Charges on Deposits     $  588      15.92%     $  589       48.84%
Investment Securities gains      2,336      63.26           4        0.33
Other                              769      20.82         613       50.83
                                ------     ------      ------      ------
Total Non-Interest Income       $3,693     100.00%     $1,206      100.00%


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

                                  FISCAL 2006             FISCAL 2005
                            ----------------------  ------------------------
                             NON-INTEREST   % OF    NON-INTEREST    % OF
                               EXPENSE      TOTAL     EXPENSE       TOTAL
                                    (In thousands, except percentages)
Salaries and Employee Benefits  $ 8,481     62.44%     $ 8,002      60.90%
Net Occupancy Expense             1,961     14.44        1,728      13.15
Equipment Expense                   108      0.80          397       3.02
FDIC Assessment                      85      0.63          272       2.07
Data Processing Expense             366      2.69          198       1.51
Other                             2,581     19.00        2,542      19.35
                                -------    ------      -------     ------
Total Non-Interest Expense      $13,582    100.00%     $13,139     100.00%


PROVISION FOR INCOME TAX. During the years ended December 31, 2006 and 2005, we recorded income tax expense of $3.86 million and $5.00 million, respectively. The tax provisions for federal, state and local taxes recorded for 2006 and 2005 represent effective tax rates of 44.14% and 47.45%, respectively.

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The Bank does not, as a rule, invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae) or the Government National Mortgage Association

(Ginnie Mae). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. The Bank maintains a small portfolio of less than $4 million of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

         At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

          Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 20 years after December 31, 2007) recovering our investment. As a result of the recent auction failures beginning in February 2008, the fair value of these securities, while maintaining their investment grade rating and interest payments, could be negatively impacted at a later time. Were this to occur, we may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

         As required by SFAS No. 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth. The Bank does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. The Bank generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises. The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

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

         The   following   table   sets   forth  the  cost  and  fair  value  of
available-for-sale and held-to-maturity securities as of the dates indicated:

                                                                           DECEMBER 31,
                                     ------------------------------------------------------------------------------------
                                               2007                          2006                          2005
                                      -----------------------       -----------------------       -----------------------
                                        COST          FAIR            COST          FAIR            COST          FAIR
                                                      VALUE                         VALUE                         VALUE
                                      --------       --------       --------       --------       --------       --------
                                                                         (In thousands)
  AVAILABLE-FOR-SALE
U.S. Treasury Notes                   $     --       $     --       $  5,002       $  4,990       $ 14,985       $ 14,899
U.S. Government Agencies               272,789        272,318        322,986        317,164        448,196        439,645
Mortgage-backed securities              53,886         53,057         67,472         65,853         81,681         79,686
Corporate notes                         71,147         67,601         44,366         44,038         54,590         52,304
Municipal securities                     1,973          3,004          5,698          7,187          1,972          2,306
Auction rate securities                184,597        184,597         71,500         71,500             --             --
Marketable equity
 securities and other                   18,698         18,384          3,919          4,066         10,351         10,570
                                      --------       --------       --------       --------       --------       --------
Total                                 $603,090       $598,961       $520,943       $514,798       $611,775       $599,410
                                      ========       ========       ========       ========       ========       ========

  HELD-TO-MATURITY
U.S. Government Agencies              $    395       $    405       $    433       $    436       $    562       $    573
                                      ========       ========       ========       ========       ========       ========


         The following tables summarize the Company's available-for-sale and held- to-maturity securities:

                                                     DECEMBER 31, 2007
                                        --------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                            YIELD        COST       FAIR VALUE
                                          --------     --------     ----------
                                                 (Dollars in thousands)
AVAILABLE-FOR-SALE

  U.S. Government Agencies Obligations
Due within one year                          4.02%     $ 39,997      $ 39,877
Due after one year through five years        4.31       161,079       160,789
Due after five years through ten years       4.99        68,684        68,691
Due after ten years                          6.51         3,029         2,961
                                                       --------      --------
                                                        272,789       272,318
                                                       --------      --------
  Municipal Obligations
Due after ten years                          9.41         1,973         3,004
                                                       --------      --------
                                                          1,973         3,004
                                                       --------      --------
  Mortgage-backed securities
Due after one year through five years        4.55         4,606         4,517
Due after five years through ten years       4.10         8,650         8,445
Due after ten years                          5.37        40,630        40,095
                                                       --------      --------
                                                         53,886        53,057
                                                       --------      --------
  Corporate Notes
Due within one year                          4.84        36,695        36,426
Due after one year through five years        6.95         8,146         8,098
Due after five years through ten years       4.07         8,476         5,561
Due after ten years                          6.71        17,830        17,516
                                                       --------      --------
                                                         71,147        67,601
                                                       --------      --------
  Auction rate and other securities
  Common Stocks                              0.22         1,681         1,386
  Preferred Stocks                           6.38       184,838       184,824
  Money market funds                         4.88        14,658        14,653
  Federal Home Loan Bank Stock               8.05         2,118         2,118
                                                       --------      --------
                                                        203,295       202,981
                                                       --------      --------
                                                       $603,090      $598,961
                                                       ========      ========

HELD-TO-MATURITY
  U.S. Government Agencies Obligations
Due after five years through ten years       5.75            16            16
Due after ten years                          6.53           379           389
                                                       --------      --------
                                                       $    395      $    405
                                                       ========      ========

LOAN PORTFOLIO

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2007, 2006 and 2005, the Company had total loans, net of unearned income of $434.79 million, $370.92 million and $309.23 million, respectively, and an allowance for loan losses of $4.18 million, $3.77 million and $3.27 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         COMMERCIAL LOANS. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At December 31, 2007 and 2006, approximately $76.13 million and $63.33 million, respectively, or 17.4% and 17.0%, respectively, of the Company's total loan portfolio consisted of such loans.

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

         RESIDENTIAL MORTGAGE LOANS (1 TO 4 FAMILY LOANS). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2007 and 2006, approximately $145.65 million and $143.62 million, respectively, or 33% and 39%, respectively, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At December 31, 2007 and 2006, approximately 10% and 14%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 90% and 86%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

         The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At December 31, 2007 and 2006, the Company's loan portfolio was comprised of $300.3 million and $238.4 million, respectively, or 68.8% and 64.1%, respectively, of other loan products.

         ORIGINATION OF LOANS. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

         At December 31, 2007, the Bank was generally not permitted to make loans to one borrower in excess of approximately $15.67 million, with an additional amount of approximately $10.45 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single loan in an amount in excess of approximately $15.67 million. At December 31, 2007, the Bank was in compliance with these standards.

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

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:


                                                                          DECEMBER 31,
                         -----------------------------------------------------------------------------------------------------------
                               2007                   2006                    2005                  2004                  2003
                         ------------------     ------------------     ------------------    ------------------    -----------------
                                     % OF                   % OF                   % OF                  % OF                 % OF
                          AMOUNT     TOTAL       AMOUNT     TOTAL       AMOUNT     TOTAL      AMOUNT     TOTAL      AMOUNT    TOTAL
                         --------    ------     --------    ------     --------    ------    --------    ------    --------   ------
Commercial and
 professional loans      $ 76,132     17.4%     $ 63,331     17.0%     $ 33,370     10.8%    $ 16,498      5.7%    $ 22,228     7.5%
Secured by real estate
 1 - 4 family             142,140     32.6       139,611     37.5       139,931     45.1      155,079     53.9      169,589    57.4
 Multi family               3,506      0.8         4,013      1.1         2,874      0.9        4,600      1.6        6,608     2.2
 Non-residential
 (commercial)             212,850     48.8       160,417     43.1       132,142     42.6      109,597     38.1       94,956    32.2
Consumer                    1,691      0.4         4,763      1.3         2,018      0.6        1,989      0.7        2,239     0.7
                         --------    -----      --------    -----      --------    -----     --------    -----     --------   -----

Total loans               436,319    100.0%      372,135    100.0%      310,335    100.0%     287,763    100.0%     295,620   100.0%
                                     =====                  =====                  =====                 =====                =====

Less: Allowance
 for loan losses           (4,183)                (3,771)                (3,266)               (2,927)               (2,593)
Unearned fees              (1,534)                (1,212)                (1,105)                 (784)                 (864)
                         --------               --------               --------              --------              --------
Loans, net               $430,602               $367,152               $305,964              $284,052              $292,163
                         ========               ========               ========              ========              ========

IMPAIRED LOAN BALANCE, NONACCRUAL LOANS AND LOANS GREATER THAN 90 DAYS STILL ACCRUING

         The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $314,000 and $0 at December 31, 2007 and 2006, respectively.


                                                  DECEMBER 31,
                             ---------------------------------------------------
                               2007       2006     2005       2004      2003
                               ----       ----     ----       ----      ----
                                          (Dollars in Thousands)
Nonaccrual loans:
Commercial and               $    --   $    --   $    --   $    --   $    --
 professional loans
Consumer                          --        --         3         1        --
Secured by real estate           153       201       253       342       109
                             -------   -------   -------   -------   -------
Total nonaccrual loans           153       201       256       343       109
                             -------   -------   -------   -------   -------
Accruing loans delinquent
 90 days or more                 314        --        74        50        --
                             -------   -------   -------   -------   -------
Total nonperforming loans    $   467   $   201   $   330   $   393   $   109
                             =======   =======   =======   =======   =======
Total nonperforming loans
 to total assets                 .04%      .02%      .03%      .04%      .01%
                             =======   =======   =======   =======   =======


         The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated (dollars in thousands):

                                                      DECEMBER 31, 2007
                                             -----------------------------------
                                            ALLOWANCE
                                             FOR LOAN   PERCENT OF   PERCENT OF
                                              LOSSES    ALLOWANCE    TOTAL LOANS
                                            ----------  ----------   -----------
Commercial and
 professional loans                           $   929      22.2%        17.4%
Secured by real estate
 1 - 4 family                                     591      14.2         32.6
 Multi family                                      43       1.0          0.8
 Non-residential                                2,597      62.1         48.8
Consumer and other                                 21       0.5          0.4
General allowance (1)                               3       0.0           --
                                              -------     -----        -----
Total allowance
 for loan losses                              $ 4,183     100.0%       100.0%
                                              =======     =====       ======

------------------------
(1)The allowance for loan losses is allocated to specific loans as necessary.

                                                     DECEMBER 31, 2006
                                             -----------------------------------
                                            ALLOWANCE
                                             FOR LOAN   PERCENT OF   PERCENT OF
                                              LOSSES    ALLOWANCE    TOTAL LOANS
                                            ----------  ----------   -----------
Commercial and
 professional loans                           $   852      22.6%        17.0%
Secured by real estate
 1 - 4 family                                     634      16.8         37.5
 Multi family                                      54       1.4          1.1
 Non-residential                                2,166      57.5         43.1
Consumer and other                                 64       1.7          1.3
General allowance (1)                              --        --           --
                                              -------     -----        -----
Total allowance
 for loan losses                              $ 3,771     100.0%       100.0%
                                              =======     =====        =====

------------------------
(1)The allowance for loan losses is allocated to specific loans as necessary.

                                                     DECEMBER 31, 2005
                                             -----------------------------------
                                            ALLOWANCE
                                             FOR LOAN   PERCENT OF   PERCENT OF
                                              LOSSES    ALLOWANCE    TOTAL LOANS
                                            ----------  ----------   -----------
Commercial and
 professional loans                           $   450      13.8%        10.8%
Secured by real estate
 1 - 4 family                                     937      28.7         45.1
 Multi family                                      39       1.2          0.9
 Non-residential                                1,784      54.6         42.6
Consumer and other                                 27       0.8          0.6
General allowance (1)                              29       0.9           --
                                              -------     -----        -----
Total allowance
 for loan losses                              $ 3,266     100.0%       100.0%
                                              =======     =====        =====

------------------------
(1)The allowance for loan losses is allocated to specific loans as necessary.

                                                     DECEMBER 31, 2004
                                             -----------------------------------
                                            ALLOWANCE
                                             FOR LOAN   PERCENT OF   PERCENT OF
                                              LOSSES    ALLOWANCE    TOTAL LOANS
                                            ----------  ----------   -----------
Commercial and
 professional loans                           $   223       7.6%         5.7%
Secured by real estate
 1 - 4 family                                     775      26.5         53.9
 Multi family                                      62       2.1          1.6
 Non-residential                                1,398      47.8         38.1
Consumer and other                                 27       0.9          0.7
General allowance (1)                             442      15.1           --
                                              -------     -----        -----
Total allowance
 for loan losses                              $ 2,927     100.0%       100.0%
                                              =======     =====        =====

------------------------
(1)The allowance for loan losses is allocated to specific loans as necessary.


                                                     DECEMBER 31, 2003
                                             -----------------------------------
                                            ALLOWANCE
                                             FOR LOAN   PERCENT OF   PERCENT OF
                                              LOSSES    ALLOWANCE    TOTAL LOANS
                                            ----------  ----------   -----------
Commercial and
 professional loans                           $   300      11.6%         7.5%
Secured by real estate
 1 - 4 family                                     424      16.3         57.4
 Multi family                                      89       3.4          2.2
 Non-residential                                1,198      46.2         32.2
Consumer and other                                 30       1.2          0.7
General allowance (1)                             552      21.3           --
                                              -------     -----        -----
Total allowance
 for loan losses                              $ 2,593     100.0%       100.0%
                                              =======     =====        =====

------------------------
(1)The allowance for loan losses is allocated to specific loans as necessary.

         The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.


                                                DECEMBER 31, 2007
                                 -----------------------------------------------
                                  WITHIN       1 TO         AFTER
                                  1 YEAR      5 YEARS      5 YEARS       TOTAL
                                 --------     --------     --------     --------
                                                  (In thousands)
FIXED RATE
Commercial and professional      $  7,506     $ 26,662     $    198     $ 34,366
Non-residential                    24,516       21,597       23,871       69,984
                                 --------     --------     --------     --------
Total fixed rate                 $ 32,022     $ 48,259     $ 24,069     $104,350
                                 --------     --------     --------     --------

ADJUSTABLE RATE
Commercial and professional        23,346       14,989        3,431       41,766
Non-residential                    30,098       46,359       68,100      144,557
                                 --------     --------     --------     --------
Total adjustable rate            $ 53,444     $ 61,348     $ 71,531     $186,323
                                 --------     --------     --------     --------
Total                            $ 85,466     $109,607     $ 95,600     $290,673
                                 ========     ========     ========     ========

         Demand loans, loans with no stated maturity, are included in the table above in the Within One Year category.


         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):


                                            YEARS ENDED DECEMBER 31,
                              --------------------------------------------------
                                2007      2006      2005      2004      2003
                                ----      ----      ----      ----      ----
Average loans outstanding     $389,520  $327,210  $287,178  $290,774  $291,586
                              ========  ========  ========  ========  ========
Allowance at beginning
 of period                       3,771     3,266     2,927     2,593     2,315
Charge-offs:
 Commercial and other
  loans                             --        42        26        24         4
 Real estate loans                  --        --        --        --        13
                              --------  --------  --------  --------  --------
  Total loans charged-off           --        42        26        24        17
                              --------  --------  --------  --------  --------
Recoveries:
 Commercial and other
  loans                             57       137       185       178        55
 Real estate loans                  --        --        --        --        --
                              --------  --------  --------  --------  --------
  Total loans recovered             57       137       185       178        55
                              --------  --------  --------  --------  --------
  Net recoveries
   (charge-offs)                    57        95       159       154        38
                              --------  --------  --------  --------  --------
Provision for loan losses
 charged to operating
 expenses                          355       410       180       180       240
                              --------  --------  --------  --------  --------
Allowance at end of period    $  4,183  $  3,771  $  3,266  $  2,927  $  2,593
                              --------  --------  --------  --------  --------
Ratio of net recoveries
 (charge-offs) to average
 loans outstanding                 .01%      .03%      .06%      .05%      .01%
                              ========  ========  ========  ========  ========
Allowance as a percent
 of total loans                   0.96%     1.01%     1.05%     1.02%     0.88%
                              ========  ========  ========  ========  ========
Total loans at end
 of period                    $436,319  $372,135  $310,335  $287,763  $295,620
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

         The following table summarizes the composition of the average balances of major deposit categories:


                                              DECEMBER 31,
                       ---------------------------------------------------------
                              2007                2006                2005
                              ----                ----                ----
                       AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                        AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                        ------    -----     ------    -----     ------    -----
                                      (Dollars in thousands)
Demand deposits        $ 50,647     --     $ 47,890     --     $ 44,739     --
NOW and money market     29,984   0.76%      35,141   0.61%      42,756   0.56%
Savings deposits        261,065   3.83      171,604   2.95      221,374   1.99
Time deposits           449,754   4.83      410,729   4.21      338,834   2.82
                       --------   ----     --------   ----     --------   ----
Total deposits         $791,450   4.04%    $665,364   3.39%    $647,703   2.19%
                       ========   ====     ========   ====     ========   ====

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $247.43 million at December 31, 2007.

         The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2007:

                                       (In thousands)
3 months or less                           $167,994
Over 3 months but within 6 months            61,347
Over 6 months but within 12 months           17,975
Over 12 months                                  112
                                           --------
Total                                      $247,428
                                           ========

SHORT-TERM BORROWINGS

         Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                2007        2006       2005
                                             ----------  ----------  ----------
                                                    (Dollars in thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                      $ 76,842    $ 62,652    $ 73,044
    Average during the year                  $ 40,049    $ 56,236    $108,785
    Maximum month-end balance                $ 76,842    $ 79,154    $145,489
    Weighted average rate during the year        4.93%       3.75%       3.47%
    Rate at December 31                          4.65%       4.94%       3.59%


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

         At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

          Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these available for sale investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 20 years after December 31, 2007) thereby recovering our investment. As a result of the recent auction failures beginning in February 2008, the fair value of these securities, while maintaining their investment grade rating and interest payments, could be negatively impacted at a later time. Were this to occur, we may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or our ability to execute our current business plan.

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by the Company's Board of Directors. The Company paid cash dividends per share of $.18, $.16 and $.15 in fiscal 2007, 2006 and 2005, respectively. The ability to fund the Company's operations and to pay dividends is not dependent upon the receipt of dividends from the Bank. At December 31, 2007, the Company had cash of approximately $12.5 million and investment securities with a fair market value of $12.3 million.

CONTINGENT LIABILITIES AND COMMITMENTS

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2007.

                                                              EXPIRATION BY PERIOD
                                 ------------------------------------------------------------------------------
                                                     LESS                                                MORE
                                                     THAN             1-3                3-5             THAN
                                   TOTAL            1 YEAR           YEARS              YEARS           5 YEARS
                                   -----            ------           -----              -----           -------
                                                                 (In thousands)
Lines of Credit                   $ 18,635         $  8,342         $  1,379           $ 5,134          $ 3,780
Standby Letters
 of Credit                           5,374            5,374               --                --               --
Loan Commitments                    28,645           13,162           15,483                --               --

                                  --------         --------         --------           -------          -------
Total                             $ 52,654         $ 26,878         $ 16,862           $ 5,134          $ 3,780
                                  ========         ========         ========           =======          =======


CONTRACTUAL OBLIGATIONS

         The following table presents the Company's contractual obligations at December 31, 2007.

                                                            PAYMENTS DUE BY PERIODS
                                 ------------------------------------------------------------------------------
                                                     LESS                                                MORE
                                                     THAN             1-3                3-5             THAN
                                   TOTAL            1 YEAR           YEARS              YEARS           5 YEARS
                                   -----            ------           -----              -----           -------
                                                                 (In thousands)
Long-Term Debt                    $ 54,288         $  5,264         $ 22,416           $ 3,927         $ 22,681
Operating Leases                     3,019              716            1,121               594              588
Time Deposits                      477,502          477,127              375                --               --
                                  --------         --------         --------           -------         --------
Total Contractual
Obligations                       $534,809         $483,107         $ 23,912           $ 4,521         $ 23,269
                                  ========         ========         ========           =======         ========


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

         Most of the Bank's deposits are either interest-bearing demand deposits or short term certificates of deposit and other interest-bearing deposits with interest rates that fluctuate as market rates change. Management of the Bank seeks to reduce the risk of interest rate fluctuations by concentrating on loans and securities investments with either short terms to maturity or with adjustable rates or other features that cause yields to adjust based upon interest rate fluctuations. In addition, to cushion itself against the potential adverse effects of a substantial and sustained increase in market interest rates, the Bank has from time to time purchased off balance sheet interest rate cap contracts which generally provide that the Bank will be entitled to receive payments from the other party to the contract if interest rates exceed specified levels. These contracts, when written, are entered into with major financial institutions.

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

                                                                             BERKSHIRE BANCORP INC.
                                                               INTEREST RATE SENSITIVITY GAP AT DECEMBER 31, 2007
                                                                     (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                            --------------------------------------------------------------------------------
                                             3 MONTHS    3 THROUGH      1 THROUGH     OVER
                                              OR LESS    12 MONTHS       3 YEARS     3 YEARS         TOTAL        FAIR VALUE
                                            ---------    ---------      ---------    ---------     ----------     ----------
Federal funds sold                             31,000                                                  31,000        31,000
                                  (Rate)        4.03%
Interest bearing deposits in banks              7,579           --             --           --          7,579         7,579
                                  (Rate)         3.49%                                                   3.49%
Loans (1)(2)
Adjustable rate loans                         124,428       15,354         25,835       42,391        208,008       209,798
                                  (Rate)         8.10%        7.11%          6.66%        7.33%          7.69%
Fixed rate loans                                7,500       25,044         44,311      151,456        228,311       231,591
                                  (Rate)        11.00%        7.66%          7.92%        6.35%          6.95%
                                            ---------    ---------      ---------    ---------     ----------
Total loans                                   131,928       40,398         70,146      193,847        436,319       441,569
Investments (3)(4)                            267,476       65,223        141,605      129,181        603,485       599,366
                                  (Rate)         5.81%        4.58%          4.26%        5.46%          5.24%
                                            ---------    ---------      ---------    ---------     ----------
Total rate-sensitive assets                   437,983      105,621        211,751      323,028      1,078,383
                                            ---------    ---------      ---------    ---------     ----------
Deposit accounts (5)
Savings and NOW                               288,323           --             --           --        288,323       288,323
                                  (Rate)         3.64%                                                   3.64%
Money market                                   33,584           --             --           --         33,584        33,584
                                  (Rate)         2.98%                                                   2.98%
Time Deposits                                 319,567      157,560            375           --        477,502       477,802
                                  (Rate)         4.69%        4.67%          3.48%            %          4.68%
                                            ---------    ---------      ---------    ---------     ----------
Total deposit accounts                        641,474      157,560            375                     799,409
Repurchase Agreements                          64,842           --             --       12,000         76,842        77,267
                                  (Rate)         4.53%                                    4.91%          4.59%
Other borrowings                                1,788        3,476         22,416       26,608         54,288        55,160
                                  (Rate)         3.45%        3.21%          5.42%        7.18%          6.08%
                                            ---------    ---------      ---------    ---------     ----------
Total rate-sensitive liabilities              708,104      161,036         22,791       38,608        930,539
                                            ---------    ---------      ---------    ---------     ----------

Gap (repricing differences)                  (270,121)    ( 55,415)       188,960      284,420        147,844
                                            =========    =========      =========    =========     ==========

Cumulative Gap                               (270,121)    (325,536)      (136,576)     147,844
                                            =========    =========      =========    =========
Cumulative Gap to Total Rate Sensitive
Assets                                         (25.05)%     (30.19)%       (12.66)%      13.71%
                                            =========    =========      =========    =========

---------------------------------------
(1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
(2)      Includes nonaccrual loans.
(3) Investments are scheduled according to their respective repricing (variable rate investments) and maturity (fixed rate securities) dates.
(4)      Investments are stated at book value.
(5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR FAIR VALUE MEASUREMENT

         In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company's results of operations or financial condition.

ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: (1) recognize the funded status of a benefit plan - measured as the difference between plan assets at fair value and the benefit obligation - in its statement of financial position, with the corresponding credit or charge, net of taxes, upon initial adoption to Other Comprehensive Income; (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end; and (4) expand disclosures in the notes to the financial statements about certain effects on net periodic benefit cost. The Statement also amends SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for Termination Benefits". An employer who has publicly traded equity securities, such as the Company, is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of its first fiscal year ending after December 15, 2006. For the Company, this was for the year ended December 31, 2006, and the adoption of which had no significant effect on Other Comprehensive Income and stockholders' equity.

         The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for fiscal years ending after December 15, 2008, the fiscal year ending December 31, 2008 as to the Company. Based upon the advice of our consultants, management believes that the adoption of this statement will have no significant effect on Other Comprehensive Income and stockholders' equity.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

         On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"): an interpretation of FASB No. 109. FIN 48 clarifies the accounting for uncertainty involved in the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Company. We adopted FIN 48 on January 1, 2007 which resulted in a decrease in our tax liability accounts of approximately $965,000 and a corresponding increase to stockholders' equity as of January 1, 2007.

ACCOUNTING FOR BUSINESS COMBINATIONS

         In December 2007, the FASB issued SFAS 141(R), "Accounting for Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations" and is effective as of the beginning of the fiscal year beginning on or after December 15, 2008, or January 1, 2009 as to the Company. SFAS 141(R) establishes principles and requirements for how the acquirer of a business (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines the information to disclose in its financial statements with respect to the nature and financial effects of the business combination. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's results of operations or financial condition.

ACCOUNTING FOR NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS

         In December 2007, the FASB issued SFAS 160, "Accounting For Noncontrolling Interests In Consolidated Financial Statements." This Statement amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and is effective as of the beginning of the fiscal year beginning on or after December 15, 2008, or January 1, 2009 as to the Company. SFAS 160 is designed to improve the information that a reporting entity provides in its financial statements with respect to (i) the ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in the parent's ownership interest, (iv) the deconsolidation of a subsidiary, and
(v) disclosures identifying and distinguishing between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS 160 is not expected to have a material impact on the Company's results of operations or financial condition.

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

         The Company is currently evaluating, which, if any, items it will elect to recognize at fair value at the date of adoption. The financial statement impact will depend on which items the Company elects to recognize at fair value, fair value at the date of adoption, and the concurrent adoption of SFAS No. 157. If the Company elects to recognize items at fair value as a result of Statement 159, this could result in increased earnings volatility.

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

          Section  302 of the Act  requires  the CEOs and CFOs of the Company to
(i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor's report on management's assessment of its internal control. The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company was not required to comply with Section 404 until the current year ended December 31, 2007.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Berkshire Bancorp Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

New York, New York
March 31, 2008

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                    DECEMBER 31,    DECEMBER 31,
                                                        2007            2006
                                                    -----------     -----------
ASSETS
Cash and due from banks                             $     8,614     $     8,061
Interest bearing deposits                                 7,579           4,950
Federal funds sold                                       31,000          11,300
                                                    -----------     -----------
Total cash and cash equivalents                          47,193          24,311
Investment Securities:
 Available-for-sale                                     598,961         514,798
 Held-to-maturity, fair value of $405
  in 2007 and $436 in 2006                                  395             433
                                                    -----------     -----------
Total investment securities                             599,356         515,231
Loans, net of unearned income                           434,785         370,923
 Less: allowance for loan losses                         (4,183)         (3,771)
                                                    -----------     -----------
Net loans                                               430,602         367,152
Accrued interest receivable                               8,602           6,397
Premises and equipment, net                               9,362           9,338
Goodwill, net                                            18,549          18,549
Other assets                                              6,854           7,678
                                                    -----------     -----------
Total assets                                        $ 1,120,518     $   948,656
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                               $    53,805     $    49,418
 Interest bearing                                       799,410         632,071
                                                    -----------     -----------
Total deposits                                          853,215         681,489
Securities sold under agreements to repurchase           76,842          62,652
Long term borrowings                                     31,607          52,738
Subordinated debt                                        22,681          22,681
Accrued interest payable                                  9,089           8,110
Other liabilities                                         2,826           5,209
                                                    -----------     -----------
Total liabilities                                       996,260         832,879
                                                    -----------     -----------

Stockholders' equity
 Preferred stock - $.10 Par value:                           --              --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   December 31, 2007, 7,054,183 shares
   December 31, 2006, 6,877,881 shares                      770             770
Additional paid-in capital                               90,986          90,659
Retained earnings                                        42,352          37,285
Accumulated other comprehensive loss, net                (3,439)         (4,772)
 Treasury Stock at cost
 December 31, 2007,   644,102 shares
 December 31, 2006,   820,404 shares                     (6,411)         (8,165)
                                                    -----------     -----------
Total stockholders' equity                              124,258         115,777
                                                    -----------     -----------
Total liabilities and stockholders' equity          $ 1,120,518     $   948,656
                                                    ===========     ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                 2007              2006              2005
                                                               --------          --------          --------
INTEREST INCOME
Federal funds sold and interest bearing deposits               $  1,553          $    350          $    302
Investment securities                                            27,178            24,027            25,355
Loans, including related fees                                    29,804            23,844            19,399
                                                               --------          --------          --------
Total interest income                                            58,535            48,221            45,056
                                                               --------          --------          --------
INTEREST EXPENSE
Deposits                                                         32,083            22,559            14,191
Short-term borrowings                                             1,976             2,110             3,167
Long-term borrowings                                              3,734             4,517             5,041
                                                               --------          --------          --------
Total interest expense                                           37,793            29,186            22,399
                                                               --------          --------          --------
Net interest income                                              20,742            19,035            22,657
PROVISION FOR LOAN LOSSES                                           355               410               180
                                                               --------          --------          --------
Net interest income after
 provision for loan losses                                       20,387            18,625            22,477
                                                               --------          --------          --------
NON-INTEREST INCOME
Service charges on deposit accounts                                 658               588               589
Investment securities gains                                          86             2,336                 4
Other income                                                        915               769               613
                                                               --------          --------          --------
Total non-interest income                                         1,659             3,693             1,206
                                                               --------          --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                    8,971             8,481             8,002
Net occupancy expense                                             2,050             1,961             1,728
Equipment expense                                                    80               108               397
FDIC assessment                                                      86                85               272
Data processing expense                                             417               366               198
Other                                                             2,714             2,581             2,542
                                                               --------          --------          --------
Total non-interest expense                                       14,318            13,582            13,139
                                                               --------          --------          --------
Income before provision for income taxes                          7,728             8,736            10,544
Provision for income taxes                                        2,374             3,856             5,003
                                                               --------          --------          --------
Net income                                                     $  5,354          $  4,880          $  5,541
                                                               ========          ========          ========
Net income per share:
 Basic                                                         $    .77          $    .71          $    .81
                                                               ========          ========          ========
 Diluted                                                       $    .76          $    .70          $    .80
                                                               ========          ========          ========
Number of shares used to compute
  net income per share:
Basic                                                             6,987             6,891             6,805
                                                               ========          ========          ========
Diluted                                                           7,005             6,976             6,939
                                                               ========          ========          ========

Dividends per share                                            $    .18          $    .16          $    .15
                                                               ========          ========          ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                 (IN THOUSANDS)

                                                                     ACCUMULATED
                                               STOCK    ADDITIONAL      OTHER                                             TOTAL
                                     COMMON     PAR       PAID-IN   COMPREHENSIVE  RETAINED   TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES    VALUE      CAPITAL     (LOSS) NET   EARNINGS    STOCK       INCOME         EQUITY
                                     ------    -----      -------   -------------  --------    -----       ------      -------------
BALANCE AT JANUARY 1, 2005            7,698     $770     $89,543      $(2,602)     $28,983    $ (9,075)                 $107,619
Net income                                                                           5,541                   5,541         5,541
Exercise of stock options                                    354                                 1,332                     1,686
Tax benefit from exercise
 of stock options                                            697                                                             697
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                              (5,813)                             (5,813)       (5,813)
                                                                                                           -------
Comprehensive loss                                                                                         $  (272)
                                                                                                           =======
Cash dividends                                                                      (1,020)                               (1,020)
                                     ------     ----     -------      -------     --------    --------                  --------
BALANCE AT DECEMBER 31, 2005          7,698      770      90,594        (8,415)     33,504      (7,743)                  108,710
Net income                                                                           4,880                   4,880         4,880
Acquisition of treasury shares                                                                    (790)                     (790)
Exercise of stock options                                    (19)                                  368                       349
Tax benefit from exercise                                     84                                                              84
 of stock options
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                               3,643                               3,643         3,643
                                                                                                           -------
Comprehensive income                                                                                       $ 8,523
                                                                                                           =======
Cash dividends                                                                     (1,099)                                (1,099)
                                     ------     ----     -------      -------     --------    --------                  --------
BALANCE AT DECEMBER 31, 2006          7,698      770      90,659       (4,772)      37,285      (8,165)                  115,777
Adoption of FIN 48                                                                     965                                   965
                                                                                  --------                              --------
Adjusted balance at January 1, 2007                                                 38,250                               116,742
Net income                                                                           5,354                   5,354         5,354
Exercise of stock options                                   (32)                                 1,754                     1,722
Tax benefit from exercise
 of stock options                                            359                                                             359
Other comprehensive income net
 of reclassification adjustment
 and taxes                                                               1,333                               1,333         1,333
                                                                                                           -------
Comprehensive income                                                                                       $ 6,687
                                                                                                           =======
Cash dividends                                                                     (1,252)                                (1,252)
                                     ------     ----     -------      -------     --------    --------                  --------
BALANCE AT DECEMBER 31, 2007          7,698     $770     $90,986      $(3,439)    $ 42,352    $ (6,411)                 $124,258
                                     ======     ====     =======      =======     ========    ========                  ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------
                                                   2007            2006            2005
                                                -----------     -----------     -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     5,354     $     4,880     $     5,541
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Realized gains on investment securities                 (86)         (2,336)             (4)
Net (accretion) amortization of premiums
 of investment securities                            (1,339)           (595)             (3)
Depreciation and amortization                           739             727             650
Provision for loan losses                               355             410             180

  CHANGES IN ASSETS AND LIABILITIES:
 (Increase) decrease in accrued                      (2,205)            387            (770)
  interest receivable
 Decrease (increase) in other assets                  1,184           2,021          (3,317)
 (Decrease) increase in accrued interest
  payable and other liabilities                        (439)          3,763           3,230
                                                -----------     -----------     -----------

 Net cash provided by operating activities            3,563           9,257           5,507
                                                -----------     -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
 Purchases                                       (1,439,103)       (489,737)       (378,781)
 Sales, maturities and calls                      1,357,643         580,923         404,533
Investment securities held to maturity
 Purchases                                               --              --              --
 Maturities                                              93             129              62
Net (increase) in loans                             (63,806)        (61,598)        (22,092)
Acquisition of premises and equipment                  (763)         (1,463)           (575)
                                                -----------     -----------     -----------

Net cash (used in) provided by
 investing activities                              (145,936)         28,254           3,147
                                                -----------     -----------     -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------
                                                   2007            2006            2005
                                                -----------     -----------     -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non interest
 bearing deposits                                     4,387            (851)          8,078
Net increase in interest bearing deposits           167,339           2,080          52,294
Increase (decrease) in securities sold
 under agreements to repurchase                      14,190         (10,392)        (54,703)
Proceeds from long term debt                         19,000           2,000          20,000
Repayment of long term debt                         (40,131)        (32,463)        (32,404)
Proceeds from issuance of
 subordinated debentures, net                            --              --           7,217
Acquisition of treasury stock                            --            (790)             --
Proceeds from exercise of common
 stock options                                        1,363             349           1,686
Tax benefits from exercise of                           359              84             697
 common stock options
Dividends paid                                       (1,252)         (1,099)         (1,020)
                                                -----------     -----------     -----------
Net cash provided by (used in)
 financing activities                               165,255         (41,082)          1,845
                                                -----------     -----------     -----------
  Net increase (decrease) in cash and
   cash equivalents                                  22,882          (3,571)         10,499
  Cash and cash equivalents at
   beginning of year                            $    24,311     $    27,882     $    17,383
                                                -----------     -----------     -----------
  Cash and cash equivalents at
   end of year                                  $    47,193     $    24,311     $    27,882
                                                ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash used to pay interest                     $    36,814     $    26,807     $    19,184
  Cash used to pay income taxes,
   net of refunds                               $     3,575     $     4,163     $     6,716


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

NOTE A - ORGANIZATION AND CAPITALIZATION

         ORGANIZATION

         Berkshire Bancorp Inc. ("Berkshire" or the "Company" or "we" and similar pronouns), a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. Berkshire's principal activity is the ownership and management of its indirect wholly-owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank. The Bank is owned through Berkshire's wholly-owned subsidiary Greater American Finance Group, Inc. ("GAFG").

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

         TRUST PREFERRED SECURITIES

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 7.85%.

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 6.97%.

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

NOTE B - SUMMARY OF ACCOUNTING POLICIES

1.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and predominant practice within the banking industry, and include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), and GAFG's wholly owned subsidiary, the Bank, and East 39, LLC, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

         The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, goodwill, and deferred tax assets and liabilities. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

2.       INVESTMENT SECURITIES

         The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investments in securities are classified in one of three categories: held to maturity, trading or available for sale. Investments for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

         At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve, however, we have the ability to hold these securities to maturity (predominately 20 years after December 31, 2007), thereby recovering our investment. As a result of the recent auction failures beginning in February 2008, the fair value of these securities, while maintaining their investment grade rating and interest payments, could be negatively impacted at a later time. Were this to occur, we may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - (CONTINUED)

specifically identifiable losses and losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem or impaired loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

         The Company accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" and SFAS No. 5, "Accounting for Contingencies." Management considers its investment in one-to-four family real estate loans and consumer loans to be homogeneous groups of loans. As such, these loans are not individually evaluated for impairment but rather are collectively evaluated under SFAS No.5. These standards require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

4.       INTEREST RATE SWAP

         The Bank, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income. At December 31, 2007 and 2006, the Company had $10.0 million and $20.0 million, respectively, outstanding.

5.       BANK PREMISES AND EQUIPMENT

         Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the terms of the related leases. An accelerated depreciation method is used for tax purposes.

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

7.       GOODWILL

         Goodwill resulting from the acquisition of The Berkshire Bank in 1999 and GSB Financial Corporation in 2001 is accounted for under SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company performs such tests annually and did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at September 30, 2007.

8.       INCOME TAXES

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

         As of January 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109". The result of adoption was an increase to retained earnings totaling $965,000 as a previously accrued liability was evaluated and determined to be no longer necessary as the tax year expired.

9.       NET INCOME PER SHARE

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

10.      STOCK BASED COMPENSATION

         At December 31, 2007, the Company has one stock-based employee compensation plan, which is more fully described in Note J. The Company accounts for the plan in accordance with SFAS Statement No. 123(R), "Share Based Payment" ("SFAS 123R"). Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates. Prior to the adoption of SFAS 123(R), the Company accounted for the plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations.

         The Company did not grant stock options in fiscal 2007, 2006 and 2005, as a result of which, no stock based compensation expense was recorded in each of those years.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - (CONTINUED)

11.      CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks, interest bearing deposits in other financial institutions with an original maturity of less than ninety days, and federal funds sold.

12.      RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $3,258,000 and $2,617,000 at December 31, 2007 and 2006,
respectively.

13.      FEDERAL HOME LOAN BANK STOCK

         The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLBNY") to maintain an investment in FHLBNY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value.

14.      COMPREHENSIVE INCOME

         The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)


                                              YEAR ENDED DECEMBER 31, 2007
                                          -----------------------------------
                                                          Tax
                                          Before tax    (expense)  Net of tax
                                            amount       benefit     Amount
                                          -----------   ---------  ----------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains
  arising during period                     $2,278      $ (964)     $1,314
  Less reclassification adjustment for
   gains realized in net income                 86         (34)         52
                                            ------      ------      ------
Unrealized gain on investment securities     2,192        (930)      1,262
Change in minimum pension liability             71          --          71
                                            ------      ------      ------
Other comprehensive income, net             $2,263      $ (930)     $1,333
                                            ======      ======      ======


                                              YEAR ENDED DECEMBER 31, 2006
                                          -----------------------------------
                                                          Tax
                                          Before tax    (expense)  Net of tax
                                            amount       benefit     Amount
                                          -----------   ---------  ----------
Unrealized gains (losses)
 on investment securities:
 Unrealized holding gains (losses)
  arising during period                     $ 8,673     $(3,511)    $ 5,162
  Less reclassification adjustment for
   gains realized in net income               2,336        (934)      1,402
                                            -------     -------     -------
Unrealized gain on investment securities      6,337      (2,577)      3,760
Change in minimum pension liability            (117)         --        (117)
                                            -------     -------     -------
Other comprehensive income, net             $ 6,220     $(2,577)    $ 3,643
                                            =======     =======     =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - (CONTINUED)

                                                                    YEAR ENDED DECEMBER 31, 2005
                                                          --------------------------------------------------
                                                                                  Tax
                                                            Before tax         (expense)       Net of tax
                                                              amount            benefit          Amount
                                                          ----------------   --------------   --------------
Unrealized gains (losses) on investment securities:
 Unrealized holding gains (losses)
  arising during period                                         $ (8,834)          $ 3,313        $ (5,521)
  Less reclassification adjustment for
   gains realized in net income                                        4                (1)              3
                                                                --------           -------        --------
Unrealized (loss) on investment securities                        (8,838)            3,314          (5,524)
Change in minimum pension liability                                 (289)               --            (289)
                                                                --------           -------        --------
Other comprehensive income (loss), net                          $ (9,127)          $ 3,314        $ (5,813)
                                                                ========           =======        ========



15.      RECLASSIFICATIONS

         Certain amounts in the December 31, 2006 and 2005 financial statements have been reclassified to conform to the current period's presentation.


NOTE C - INVESTMENT SECURITIES

         The following is a summary of held to maturity investment securities:


                                                              DECEMBER 31, 2007
                                     ---------------------------------------------------------------------
                                                           GROSS              GROSS
                                       AMORTIZED        UNREALIZED          UNREALIZED          FAIR
                                         COST              GAINS              LOSSES            VALUE
                                     --------------   ----------------    ---------------   --------------
                                                                (In thousands)
U.S. Government Agencies                  $    395           $     11          $     (1)         $    405
                                          ========           ========          ========          ========


                                                              DECEMBER 31, 2006
                                     ---------------------------------------------------------------------
                                                           GROSS              GROSS
                                       AMORTIZED        UNREALIZED          UNREALIZED          FAIR
                                         COST              GAINS              LOSSES            VALUE
                                     --------------   ----------------    ---------------   --------------
                                                                (In thousands)
U.S. Government Agencies                  $    433           $      4          $     (1)         $    436
                                          ========           ========          ========          ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - (CONTINUED)

         The following is a summary of available-for-sale investment securities:

                                                                   DECEMBER 31, 2007
                                         ----------------------------------------------------------------------
                                                               GROSS             GROSS
                                            AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                               COST             GAINS            LOSSES              VALUE
                                         ---------------   ---------------   ---------------    ---------------
                                                                    (In thousands)
U.S. Government Agencies                       $272,789           $   151         $   (622)            272,318
Mortgage-backed securities                       53,886               100             (929)             53,057
Corporate notes                                  71,147                79           (3,625)             67,601
Municipal securities                              1,973             1,031                --              3,004
Auction rate securities                         184,597                --                --            184,597
Marketable equity
 securities and other                            18,698               106             (420)             18,384
                                               --------           -------         --------            --------
 Totals                                        $603,090           $ 1,467         $ (5,596)           $598,961
                                               ========           =======         ========            ========


                                                                   DECEMBER 31, 2006
                                         ----------------------------------------------------------------------
                                                               GROSS             GROSS
                                            AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                               COST             GAINS            LOSSES              VALUE
                                         ---------------   ---------------   ---------------    ---------------
                                                                    (In thousands)
U.S. Treasury and Notes                          $5,002           $    --         $    (12)           $  4,990
U.S. Government Agencies                        322,986                --           (5,822)            317,164
Mortgage-backed securities                       67,472                92           (1,711)             65,853
Corporate notes                                  44,366               334             (662)             44,038
Municipal securities                              5,698             1,489                --              7,187
Auction rate securities                          71,500                --                --             71,500
Marketable equity
 securities and other                             3,919               216              (69)              4,066
                                               --------           -------         --------            --------
 Totals                                        $520,943           $ 2,131         $ (8,276)           $514,798
                                               ========           =======         ========            ========


          The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 (in thousands):

                                        LESS THAN 12 MONTHS             12 MONTHS OR LONGER                    TOTAL
                                   -----------------------------   -----------------------------   -----------------------------
                                      FAIR VALUE    UNREALIZED        FAIR VALUE    UNREALIZED        FAIR VALUE    UNREALIZED
                                                      LOSSES                          LOSSES                          LOSSES
DESCRIPTION OF SECURITIES
U.S. Government Agencies                $    --       $    --          $204,397       $   623          $204,397       $   623
Mortgage-backed securities                3,058             7            41,427           922            44,485           929
Corporate notes                          27,468         2,428            17,885         1,197            45,353         3,625
                                       --------       -------          --------       -------          --------       -------
Subtotal, debt securities                30,526         2,435           263,709         2,742           294,235         5,177
Marketable equity securities
and other                                 1,406           324               213            96             1,619           420
                                       --------       -------          --------       -------          --------       -------
Total temporarily
impaired securities                    $ 31,932       $ 2,759          $263,922       $ 2,838          $295,854       $ 5,597
                                       ========       =======          ========       =======          ========       =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - (CONTINUED)

         The Company had a total of 90 debt securities with a fair market value of $294.24 million which were temporarily impaired at December 31, 2007. The total unrealized loss on these securities was $5.18 million, of which $1.55 million is attributable to changes in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $3.63 million is on 4 corporate notes which are currently reorganizing in U.S. bankruptcy court. We have the ability to hold these securities to maturity, all but 4 of which are US Government Agency securities and mortgage-backed securities, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

         The Company also had 8 equity securities with an aggregated fair market value of $1.62 million which were temporarily impaired at December 31, 2007. The total unrealized loss on these securities was $420,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

         The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

                                     LESS THAN 12 MONTHS             12 MONTHS OR LONGER                    TOTAL
                                 -----------------------------   -----------------------------   -----------------------------
                                   FAIR VALUE    UNREALIZED        FAIR VALUE    UNREALIZED        FAIR VALUE    UNREALIZED
                                                   LOSSES                          LOSSES                          LOSSES
DESCRIPTION OF SECURITIES
U.S. Treasury and Notes             $     --       $     --          $  4,990     $     12          $  4,990       $     12
U.S. Government Agencies              12,061              9           305,104        5,814           317,165          5,823
Mortgage-backed securities             1,732             52            49,454        1,659            51,186          1,711
Corporate notes                           --             --            10,939          662            10,939            662
Municipal securities                      --             --                --           --                --             --
                                    --------       --------          --------     --------          --------       --------
Subtotal, debt securities             13,793             61           370,487        8,147           384,280          8,208
Marketable equity securities
and other                                 --             --                13           69                13             69
                                    --------       --------          --------     --------          --------       --------
Total temporarily                   $ 13,793       $     61          $370,500     $  8,216          $384,293       $  8,277
impaired securities                 ========       ========          ========     ========          ========       ========


         The Company had a total of 86 debt securities with a fair market value of $384.28 million which were temporarily impaired at December 31, 2006. The total unrealized loss on these securities was $8.28 million, of which $8.11 million is attributable to increases in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $153,000 is on 2 corporate notes which are currently reorganizing in U.S. bankruptcy court. We have the ability to hold these securities to maturity, all but 7 of which are US Government and US Government Agency securities, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

         The Company also had 2 equity securities with an aggregated fair market value of $13,000 which were temporarily impaired at December 31, 2006. The total unrealized loss on these securities was $69,000. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - (CONTINUED)

         The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2007 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              DECEMBER 31, 2007
                                  ------------------------------------------
                                  AVAILABLE FOR SALE      HELD TO MATURITY
                                  --------------------   -------------------
                                   AMORTIZED   FAIR      AMORTIZED   FAIR
                                     COST      VALUE       COST      VALUE
                                   --------   --------   --------   --------
                                                 (In thousands)
Due in one year or less            $ 76,692   $ 76,303   $     --   $     --
Due after one through
five years                          173,831    173,404         --         --
Due after five through
ten years                            85,810     82,697         16         16
Due after ten years                  63,462     63,576        379        389
Auction rate securities             184,597    184,597         --         --
Marketable equity securities
and other                            18,698     18,384         --         --
                                   --------   --------   --------   --------
 Totals                            $603,090   $598,961   $    395   $    405
                                   ========   ========   ========   ========


         Gross gains realized on the sales of investment securities for the years ended December 31, 2007, 2006 and 2005 were approximately $125,000, $2,342,000, and $10,000, respectively. Gross losses were approximately $39,000, $5,000, and $6,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

         As of December 31, 2007 and 2006, securities sold under agreements to repurchase with a book value of approximately $76.84 million and $62.65 million, respectively, were outstanding. The book value of the securities pledged for these repurchase agreements was $78.95 million and $71.30 million, respectively. As of December 31, 2007 and 2006, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LOANS

         Major classifications of loans are as follows:

                                                    DECEMBER 31,    DECEMBER 31,
                                                       2007             2006
                                                    ------------    ------------
                                                           (In thousands)
Commercial and professional loans                    $  76,132       $  63,331
Secured by real estate
 1 - 4 family                                          142,140         139,611
 Multi family                                            3,506           4,013
 Non-residential                                       212,850         160,417
Consumer                                                 1,691           4,763
                                                     ---------       ---------
                                                       436,319         372,135
Deferred loan fees                                      (1,534)         (1,212)
Allowance for loan losses                               (4,183)         (3,771)
                                                     ---------       ---------
                                                     $ 430,602       $ 367,152
                                                     =========       =========


         Changes in the allowance for loan losses are as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                            2007          2006          2005
                                        -------------  -----------   -----------
                                                       (In thousands)
Balance at beginning                       $ 3,771       $ 3,266        $ 2,927
 of year
Provision charged to                           355           410            180
 operations
Loans charged off                               --           (42)           (26)
Recoveries                                      57           137            185
                                           -------       -------        -------
Balance at end of year                     $ 4,183       $ 3,771        $ 3,266
                                           =======       =======        =======


         The Bank had $153,000, $201,000 and $256,000 of non accrual loans as of December 31, 2007, 2006 and 2005, respectively, and $314,000, $0 and $74,000 of loans delinquent more than ninety days and still accruing interest at December 31, 2007, 2006 and 2005, respectively. The Bank classified the non-accrual loans of $153,000 as impaired loans at December 31, 2007. However, no specific allocation from the allowance for loan losses was made because the collateral underlying each loan was deemed to be sufficient to cover any loss in the event of a default. Therefore, all of the allowance for loan loss is includable in regulatory capital.

         In accordance with banking regulations, the Bank, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. The following table summarizes the activity in loans to related parties.

                         Balance at 12/31/06    $ 9,701,822
                         New Loans                3,600,000
                         Repayments                 183,276
                                                -----------
                         Balance at 12/31/07    $13,118,546
                                                ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - PREMISES AND EQUIPMENT

         Major classifications of premises and equipment are summarized as follows:

                                      ESTIMATED      DECEMBER 31,  DECEMBER 31,
                                    USEFUL LIVES        2007          2006
                                 ------------------ -------------  ------------
                                                   (In thousands)
Land                             Indefinite            $ 3,572      $ 3,572
Buildings                        39 years                5,190        5,190
Furniture and equipment          3 to 10 years           3,262        3,052
Leasehold improvements           2 to 10 years           2,207        1,653

                                                       -------      -------
                                                        14,231       13,467
Accumulated depreciation and                            (4,869)      (4,129)
amortization                                           -------      -------

Total                                                  $ 9,362      $ 9,338
                                                       =======      =======

         Depreciation and amortization expense was approximately $739,000, $727,000 and $650,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE F - DEPOSITS

         The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $247.53 million and $203.59 million as of December 31, 2007 and 2006, respectively.

The scheduled maturities of all certificates of deposit are as follows:

                                    DECEMBER 31, 2007
                                    -----------------
                                     (In thousands)
                      2008              $ 477,127
                      2009                    373
                      2010                      2
                                        ---------
                                        $ 477,502
                                        =========

NOTE G - BORROWINGS

         SHORT-TERM BORROWINGS Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               2007        2006          2005
                                             ---------   ---------    ----------
                                                  (Dollars in Thousands)
Securities sold under repurchase
 agreements and federal funds purchased

    Balance at year-end                      $ 76,842    $ 62,652     $ 73,044
    Average during the year                  $ 40,049    $ 56,236     $108,785
    Maximum month-end balance                $ 76,842    $ 79,154     $145,489
    Weighted average rate during the year        4.93%       3.75%        3.47%
    Rate at December 31                          4.65%       4.94%        3.59%

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - (CONTINUED)

         LONG-TERM BORROWINGS At December 31, 2007, advances from the Federal Home Loan Bank ("FHLB") totaling $31.61 million will mature within one to five years and are reported as long-term borrowings. The advances are collateralized by FHLB stock and certain first mortgage loans totaling $31.61 million. The advances had a weighted average rate of 5.00%. Unused lines of credit at the FHLB were $69.8 million at December 31, 2007.

         Outstanding long-term borrowings mature as follows (in thousands):

                   YEAR              AMOUNT
                  ------            ---------
                  2008              $   5,264
                  2009                  8,416
                  2010                 14,000
                  2011                     --
                  2012                  3,927
                                    ---------

                  Total             $  31,607
                                    =========


NOTE H - EARNINGS PER SHARE

         The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:


                                                         YEAR ENDED DECEMBER 31, 2007
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------------------------
                                              Income               Shares            Per share
                                            (numerator)        (denominator)          amount
                                          ----------------   -------------------   --------------
Basic earnings per share
 Net income available to
  common stockholders                        $5,354                  6,987             $   .77
Effect of dilutive securities
 Options                                         --                     18                (.01)
                                             ------                -------             -------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                        $5,354                  7,005             $   .76
                                             ======                =======             =======


                                                         YEAR ENDED DECEMBER 31, 2006
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------------------------
                                              Income               Shares            Per share
                                            (numerator)        (denominator)          amount
                                          ----------------   -------------------   --------------
Basic earnings per share
 Net income available to
  common stockholders                        $4,880                  6,891             $   .71
Effect of dilutive securities
 Options                                         --                     85                (.01)
                                             ------                -------             -------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                        $4,880                  6,976             $   .70
                                             ======                =======             =======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - (CONTINUED)

                                                         YEAR ENDED DECEMBER 31, 2005
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------------------------
                                              Income               Shares            Per share
                                            (numerator)        (denominator)          amount
                                          ----------------   -------------------   --------------
Basic earnings per share
 Net income available to
  common stockholders                        $5,541                  6,805             $   .81
Effect of dilutive securities
 Options                                         --                    134                (.01)
                                             ------                -------             -------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                        $5,541                  6,939             $   .80
                                             ======                =======             =======



NOTE I - INCOME TAXES

         The components of income tax expense are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                2007                 2006                2005
                                                ----                 ----                ----
Current                                     $ 2,723,000          $ 4,282,000         $ 4,985,000
Deferred Taxes (Benefit)                       (349,000)            (426,000)             18,000
                                            -----------          -----------         -----------
                                            $ 2,374,000          $ 3,856,000         $ 5,003,000
                                            ===========          ===========         ===========

         A reconciliation of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005 and the amount computed by applying the statutory Federal income tax rate to income from continuing operations follows:

                                                             YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                     2007               2006              2005
                                                     ----               ----              ----
Effective Tax Reconciliation
Tax at statutory rate                             $ 2,627,000        $ 2,970,000      $ 3,584,960
State and City, net of federal
 income tax benefit                                 1,195,000          1,123,109        1,311,420
Permanent items                                    (1,430,000)          (337,670)          (4,352)
Other                                                 (18,000)           100,561          110,972
                                                  -----------        -----------      -----------
Actual provision for
 income taxes                                     $ 2,374,000        $ 3,856,000      $ 5,003,000
                                                  ===========        ===========      ===========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - (CONTINUED)

         The tax effect of the principal temporary differences at December 31, 2007 and 2006 are as follows:

                                                              DECEMBER 31,
                                                       -------------------------
                                                          2007           2006
                                                          ----           ----
Net deferred tax assets
 Loan loss provision                                   $1,950,000     $1,721,000
 Depreciation                                             230,000        123,000
 Other                                                    315,000        301,000
 Unrealized loss on
  investment securities                                 2,015,000      2,979,000
                                                       ----------     ----------
Net deferred tax asset
 included in other assets                              $4,510,000     $5,124,000
                                                       ==========     ==========


NOTE J - STOCK PLANS

         In March 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan"). The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock
Incentive Plan were 2,076 and 185,878 as of December 31, 2007 and 2006, respectively. The Company did not grant options in 2007, 2006 and 2005.

A summary of activity with respect to the Stock Option Plan follows:

                                                     DECEMBER 31,
                         ----------------------------------------------------------------------
                                 2007                    2006                     2005
                         -------------------     --------------------     ---------------------
                                    WEIGHTED                 WEIGHTED                  WEIGHTED
                                    AVERAGE                  AVERAGE                   AVERAGE
                                    EXERCISE                 EXERCISE                  EXERCISE
                          SHARES     PRICE       SHARES       PRICE       SHARES        PRICE
                          ------     -----       ------       -----       ------        -----
Outstanding at
beginning of year         185,878    $ 9.76      223,203      $ 9.70       365,084      $10.65
Granted                        --    $   --           --      $   --            --      $   --
Cancelled                  (7,500)   $10.00           --      $   --        (3,000)     $12.67
Exercised                (176,302)   $ 9.77      (37,325)     $ 9.34      (138,881)     $12.20
                         --------                -------                  --------
Outstanding at
end of year                 2,076    $ 8.29      185,878      $ 9.76       223,203      $ 9.70
                         ========                =======                  ========
Exercisable at
end of year                 2,076    $ 8.29      185,878      $ 9.76       223,203      $ 9.70
                         ========                =======                  ========
Weighted average fair
value of options
granted during the
year                                 $   --                   $   --                    $   --
                                     ======                   ======                    ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - (CONTINUED)

         The following table summarizes information about options outstanding and exercisable at December 31, 2007:

                     OPTIONS OUTSTANDING AND EXERCISABLE
---------------------------------------------------------------------------

                          NUMBER             WEIGHTED
                       OUTSTANDING            AVERAGE              WEIGHTED
                            AT               REMAINING             AVERAGE
   RANGE OF            DECEMBER 31,         CONTRACTUAL            EXERCISE
EXERCISE PRICES            2007             LIFE (YEARS)            PRICE
---------------        ------------         ------------           --------

$ 5.98 - $8.64              2,076                  2.45             $ 8.29
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

         The following table summarizes the major categories of Plan assets as of the dates indicated:

                                                                    DECEMBER 31,
                                          -----------------------------------------------------------------
                                                       2007                              2006
                                          -------------------------------   -------------------------------
                                           FAIR VALUE       % OF TOTAL       FAIR VALUE        % OF TOTAL
                                          --------------   --------------   --------------    -------------
                                                         (In thousands, except percentages
Mutual Funds
 International Equity Fund                   $   266            10.86%          $   198             9.54%
 Large Cap Equity Growth Fund                    608            24.82               504            24.28
 International Investment
  Grade Bond Fund                                844            34.45               637            30.68
Small Cap Equity Growth Fund                      58             2.36                99             4.77
Large Cap Equity Value Fund                      528            21.55               487            23.46
Corporate Common Stocks(1)                       138             5.63               151             7.27
Cash and cash equivalents                          8             0.33                --               --

                                             -------           ------           -------           ------
Total Plan Assets                            $ 2,450           100.00%          $ 2,076           100.00%
                                             =======           ======           =======           ======

---------------
(1) Includes 4,500 shares of the Company's Common Stock with a market value of $72,045 and $73,350 at December 31, 2007 and 2006, respectively.

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

ASSUMPTIONS

         Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

                                               DECEMBER 31,
                                      -----------------------------
                                          2007            2006
                                      -------------   -------------
Discount rate                                6.30%           5.75%
Rate of compensation increase                5.00%           5.00%


         Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007 and 2006 were as follows:

                                                 DECEMBER 31,
                                     -----------------------------------
                                          2007               2006
                                     ----------------   ----------------
Discount rate                                  5.75%              5.50%
Rate of compensation increase                  5.00%              5.00%
Expected return on plan assets                 8.50%              8.50%
Measurement date                          12/31/2007         12/31/2006

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

         The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan in accordance with FAS 158 for the years ended December 31, 2007 and 2006:

                                                                               DECEMBER 31,
                                                                    -----------------------------------
                                                                          2007              2006
                                                                    -----------------  ----------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                $ 3,103,843      $ 2,735,177
Service cost                                                               407,623          353,071
Interest cost                                                              177,221          149,594
Actuarial (gain) loss                                                       63,668           (3,660)
Benefits paid                                                             (191,949)        (130,339)
                                                                       -----------      -----------
Benefits obligation at end of year                                     $ 3,560,406      $ 3,103,843
                                                                       ===========      ===========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                         $ 2,075,998      $ 1,719,290
Actual return on plan assets                                               177,141          154,347
Employer contribution                                                      389,400          332,700
Benefits paid                                                             (191,949)        (130,339)
                                                                       -----------      -----------
Fair value of plan assets at end of year                               $ 2,450,590      $ 2,075,998
                                                                       ===========      ===========

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
 POSITION CONSIST OF:
Liabilities                                                            $(1,109,816)     $(1,027,845)
Prepaid benefit cost                                                           N/A              N/A
Accrued benefit cost                                                           N/A              N/A
Intangible asset                                                               N/A              N/A
Accumulated other comprehensive charge                                         N/A              N/A
                                                                       -----------      -----------
Net amount recognized at year end                                      $ 1,109,816      $ 1,027,845
                                                                       ===========      ===========

ADDITIONAL YEAR-END INFORMATION FOR PENSION PLANS WITH ACCUMULATED
BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS
Projected benefit obligation                                           $ 3,560,406      $ 3,103,843
Accumulated benefit obligation                                           3,560,406        3,103,843
Fair value of plan assets                                                2,450,590        2,075,998

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

A summary of the components of net periodic benefit cost and other amounts recognized in other comprehensive income in accordance with FAS 158 for the years ended December 31, 2007, 2006 and 2005 is as follows:

                                                      DECEMBER 31,
                                      ------------------------------------------
                                        2007            2006            2005
                                      ---------       ---------       ---------
Service cost                          $ 407,623       $ 353,071       $ 304,144
Interest cost                           177,221         149,594         134,275
Expected return on assets              (182,142)       (151,131)       (150,819)
Amortization
 Prior service cost                      18,370          18,370          18,370
 (Gain) loss                             52,649          60,286          40,091
                                      ---------       ---------       ---------
Net periodic pension cost             $ 473,721       $ 430,190       $ 346,061
                                      =========       =========       =========


         The following table sets forth other changes in plan assets and benefit obligations recognized in other comprehensive income in accordance with FAS 158 at December 31, 2007 and 2006:

                                                                DECEMBER 31,
                                                            -------------------
                                                              2007       2006
                                                            --------   --------
Net loss (gain)                                             $ 68,669   $    N/A
Prior service cost                                               N/A        N/A
Increase (decrease) in minimum liability included in other
comprehensive income prior to FAS 158 application                N/A    (67,162)
Initial OCI charge upon FAS 158 application                      N/A    102,504
Amortization of prior service cost                           (18,370)       N/A
Amortization of transition obligation                        (52,649)       N/A
                                                            --------   --------
Total recognized in other comprehensive income                (2,350)    35,342
Total recognized in net periodic benefit cost and other
comprehensive income                                        $471,371   $465,532

The estimated net loss (gain), prior service cost and net transition obligation that will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $43,000, $18,000 and zero, respectively.

ESTIMATED FUTURE BENEFIT PAYMENTS

         We estimate future benefit payments to be as follows:

                                                 BENEFIT
                         YEARS                  PAYMENTS
                         -----                  --------
                         2008                  $ 265,958
                         2009                    199,872
                         2010                    193,469
                         2011                    240,195
                         Years 2012-2016       2,719,826

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

COMPANY CONTRIBUTIONS

         The Company contributed $389,400 to its Retirement Plan in the fiscal year ended December 31, 2007. During the fiscal year ending December 31, 2008, we expects to contribute approximately $750,000 to the Plan.

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

                                                         DECEMBER 31,
                                              ---------------------------------
                                                   2007              2006
                                              ----------------  ---------------
                                                         (In thousands)
Change in benefit obligation
  Benefit obligation at beginning of year         $     698        $     735
  Service cost                                           --               --
  Interest cost                                          41               42
  Actual (gain) loss                                     (6)             (27)
  Benefits paid                                         (55)             (52)
                                                  ---------        ---------
  Benefits obligation at end of year                    678              698
                                                  ---------        ---------

Change in plan assets
  Fair value of plan assets
   at beginning of year                                  --               --
  Actual return on plan assets                           --               --
  Employer contribution                                  55               49
  Benefits paid                                         (55)             (49)
                                                  ---------        ---------
  Fair value of plan assets
   at end of year                                        --               --
                                                  ---------        ---------
  Funded status                                        (698)            (678)
  Unrecognized net actuarial loss                       N/A              N/A
                                                  ---------        ---------
  Accrued benefit cost (included in
   other liabilities)                             $     678        $     698
                                                  =========        =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K - (CONTINUED)

Net benefit cost included the following components:

                                          YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                         2007                 2006
                                  -------------------   ------------------
                                               (In thousands)
Service cost                            $     --            $     --
Interest cost on projected
 benefit obligation                           41                  42
Actual return on plan assets                  --                  --
                                        --------            --------
Net periodic benefit cost               $     41            $     42
                                        ========            ========

         The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.50% and 6.125% in 2007 and 2006, respectively.

3.       401(k) PLANS

         The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $124,000, $124,000 and $107,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

4.       DEFERRED COMPENSATION ARRANGEMENTS

         GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2007 and 2006, the balance accumulated under these arrangements was approximately $228,000 and $245,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

         In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them. The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2007 and 2006, the balances accumulated under the Plan were approximately $95,000 and $30,000, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - COMMITMENTS AND CONTINGENCIES

1.       LEASES AND OTHER COMMITMENTS

         The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2008 through 2016. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows:

                       Year Ending          (In thousands)
                       December 31,
                       ---------------
                       2008                       $    716
                       2009                            648
                       2010                            473
                       2011                            292
                       2012                            303
                       Thereafter                      558
                                                  --------
                                                  $  2,990
                                                  ========

         Rental expense was approximately $1,329,000, $1,286,000 and $1,208,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Included in rental expense was approximately $368,000, 328,000 and $359,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively, which was paid to a company affiliated with a director of the Company.

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

         Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2007 and 2006 are outlined below.

         For cash and cash equivalents, the recorded book values of $47.19 million and $24.31 million at December 31, 2007 and 2006, respectively, approximate fair values.

         The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - (CONTINUED)

                                                                      DECEMBER 31,
                                         ------------------------------------------------------------------------
                                                       2007                                 2006
                                         ---------------------------------  -------------------------------------
                                            CARRYING         ESTIMATED           CARRYING           ESTIMATED
                                             AMOUNT          FAIR VALUE           AMOUNT            FAIR VALUE
                                         ---------------  ----------------  ------------------  -----------------
                                                                     (In thousands)
Investment securities                          $599,356          $599,366            $515,231           $515,234
Loans, net of unearned income                   434,785           441,569             370,923            375,052
Time Deposits                                   477,502           477,802             423,712            423,161
Repurchase Agreements                            76,842            77,267              62,652             62,606
Long-term Debt                                   54,288            55,160              75,419             75,569

         The net loan portfolio at December 31, 2007 and 2006 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

         The fair value of interest rate caps, included in long-term debt, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $0 and $20,000 at December 31, 2007 and 2006, respectively.

         The fair value of the long term debt approximates the carrying value due to the re-pricing of the debt.

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

         Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                       DECEMBER 31,
                                         ---------------------------------------
                                               2007                 2006
                                         -------------------  ------------------
                                                      (In thousands)
Unused lines of credit                       $ 18,635             $ 19,601
Commitments to extend credit                   28,645               18,687
Standby letters of credit and financial
 guarantees written                             5,374                3,423
                                             --------             --------
                                             $ 52,654             $ 41,711
                                             ========             ========
Interest rate caps-notional amount           $ 10,000             $ 20,000
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

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing
arrangements,   including   commercial   paper,   bond   financing  and  similar
transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 varies up to 100%.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - (CONTINUED)

         The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2007 are $5,374,000 and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2007, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O - (CONTINUED)

         The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2007 and 2006 (dollars in thousands):

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                           FOR CAPITAL              PROMPT CORRECTIVE
                                                            ACTUAL       ADEQUACY PURPOSES          ACTION PROVISIONS
                                                            ------       -----------------          -----------------

                                                           AMOUNT     RATIO    AMOUNT   RATIO       AMOUNT    RATIO
                                                           ------     -----    ------   -----       ------    -----
DECEMBER 31, 2007
Total Capital (to Risk-Weighted Assets)
  Company                                                  136,012    18.3%    59,461   >8.0%           --      N/A
                                                                                        -
  Bank                                                     104,500    14.5%    57,753   >8.0%       72,191   >10.0%
                                                                                        -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                  131,829    17.7%    29,731   >4.0%           --      N/A
                                                                                        -
  Bank                                                     100,317    13.9%    28,876   >4.0%       43,314    >6.0%
                                                                                        -                     -
Tier I Capital (to Average Assets)
  Company                                                  131,829    12.9%    41,040   >4.0%           --      N/A
                                                                                        -
  Bank                                                     100,317     9.7%    41,288   >4.0%       51,610    >5.0%
                                                                                        -                     -

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                           FOR CAPITAL              PROMPT CORRECTIVE
                                                            ACTUAL       ADEQUACY PURPOSES          ACTION PROVISIONS
                                                            ------       -----------------          -----------------

                                                         AMOUNT     RATIO      AMOUNT   RATIO       AMOUNT    RATIO
                                                         ------     -----      ------   -----       ------    -----
DECEMBER 31, 2006
Total Capital (to Risk-Weighted Assets)
  Company                                                128,452    23.9%      43,031   >8.0%           --      N/A
                                                                                        -
  Bank                                                    99,170    19.3%      41,120   >8.0%       51,400   >10.0%
                                                                                        -                    -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                124,681    23.2%      21,516   >4.0%           --      N/A
                                                                                        -
  Bank                                                    95,400    18.6%      20,560   >4.0%       30,840    >6.0%
                                                                                        -                     -
Tier I Capital (to Average Assets)
  Company                                                124,681    13.4%      37,322   >4.0%           --      N/A
                                                                                        -
  Bank                                                    95,400    10.9%      35,022   >4.0%       43,778    >5.0%
                                                                                        -                     -

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

         The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                 -------------------------------
                                                      2007             2006
                                                 ---------------   -------------
ASSETS

Cash                                                $  12,478       $  11,515
Equity investment in subsidiaries                     121,896         113,972
Investment in securities available for sale            12,297          15,874
Accrued interest receivable                               215             189
Other assets                                            1,455           1,023
                                                    ---------       ---------
Total assets                                        $ 148,341       $ 142,573
                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt                                   $  22,681       $  22,681
Other liabilities                                       1,402           4,115
                                                    ---------       ---------
Total liabilities                                      24,083          26,796
                                                    ---------       ---------

Stockholders' equity
Common stock                                              770             770
Additional paid-in capital                             90,986          90,659
Retained earnings                                      42,352          37,285
Accumulated other comprehensive
 loss, net                                             (3,439)         (4,772)
Common stock in treasury, at cost                      (6,411)         (8,165)
                                                    ---------       ---------
Total stockholders' equity                            124,258         115,777
                                                    ---------       ---------
                                                    $ 148,341       $ 142,573
                                                    =========       =========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                              FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           2007            2006          2005
                                         --------        --------      -------
INCOME
Interest income from the Bank            $     51        $     65      $     53
Interest income                             1,271           1,115         1,622
Gain on sales of                              125           1,600            10
 investment securities
Other income                                  235             235           217
                                         --------        --------      --------
Total income                                1,682           3,015         1,902

EXPENSES
Salaries and employee benefits                771             697           605
Interest expense                            1,840           1,780         1,268
Other expenses                                746             602           580
                                         --------        --------      --------
Total expenses                              3,357           3,079         2,453
                                         --------        --------      --------
Income (loss) before income taxes
 and equity in undistributed net
 income of the Bank                        (1,675)            (64)         (551)
Equity in undistributed
 net income of the Bank                     6,727           5,203         6,229
                                         --------        --------      --------
Income before taxes                         5,052           5,139         5,678
(Benefit) provision for
 income taxes                                (302)            259           137
                                         --------        --------      --------
Net income                               $  5,354        $  4,880      $  5,541
                                         ========        ========      ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE P - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                          2007         2006        2005
                                                        --------     --------     --------
  Operating activities:
Net income                                              $  5,354     $  4,880     $  5,541
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
Gain on sales of investment securities                      (125)      (1,600)         (10)
Equity in undistributed net income of the Bank            (6,727)      (5,203)      (6,229)
Dividends received from the Bank                           1,810        1,730        1,291
(Decrease) increase in other liabilities                  (1,748)          23        1,025
(Increase) decrease in other assets                          (99)         816         (851)
                                                        --------     --------     --------
 Net cash (used in) provided by operating activities      (1,535)         646          767
                                                        --------     --------     --------

  Investing activities:
Investment securities available for sale
 Purchases                                                (1,635)      (3,725)      (4,548)
 Sales                                                     6,670        4,854          140
Net (increase) decrease in loans                          (3,007)          --        6,059
Contributions to the Bank                                     --           --       (7,217)
                                                        --------     --------     --------
Net cash provided by (used in) investing activities        2,028        1,129       (5,566)
                                                        --------     --------     --------

  Financing activities:
Proceeds from exercise of common stock options             1,363          349        1,686
Tax benefits from exercise of common stock options           359           84          697
Acquisition of treasury stock                                 --         (790)          --
Issuance of subordinated debentures                           --           --        7,217
Dividends paid                                            (1,252)      (1,099)      (1,020)
                                                        --------     --------     --------
Net cash provided by (used in) financing activities          470       (1,456)       8,580
                                                        --------     --------     --------

  Net increase in cash and cash equivalents                  963          319        3,781
  Cash and cash equivalents at beginning of year          11,515       11,196        7,415
                                                        --------     --------     --------
  Cash and cash equivalents at end of year              $ 12,478     $ 11,515     $ 11,196
                                                        ========     ========     ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q - SUBSEQUENT EVENT

         At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve. As a result of the timing of the recent auction failures beginning in February 2008, we are uncertain as to the current fair market value of the auction rate securities we hold. Based on the fair market value of the auction rate securities and an analysis of other-than-temporary impairment factors, including, but not limited to, whether the credit ratings of the issuers or the insurers deteriorate, or the collateral of the securities deteriorates, we may be required to reflect a write-down of certain of our auction rate securities in the first quarter of 2008 as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. At December 31, 2007, management evaluated the market value of these securities, concluding that the values stated herein are appropriate.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


ITEM 9A(T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company is responsible for establishing and maintaining adequate "internal control over financial reporting" for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Internal
Control"). The Company's Internal Control is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company's Internal Control as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2007, the Company's Internal Control is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding Internal Control. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its Internal Control will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2007, no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

ITEM 9B. OTHER INFORMATION

         On December 18, 2007, the Board of Directors of the Company, upon the recommendation of the independent directors of the Company, approved bonuses for fiscal year 2007 to Messrs. Steven Rosenberg, Moses Krausz and David Lukens of $30,000, $275,000 and $30,000, respectively, and fixed salaries for Messrs. Steven Rosenberg and David Lukens for fiscal year 2008 at $230,000 and $192,000, respectively, effective January 1, 2008.

         The Bank's Deferred Compensation Plan (the "Plan") was established in July 2006 to provide for a systematic method by which key employees of the Bank may defer payment of not less than 3% and not more than 50% of his or her compensation that would otherwise be payable during the year. The Deferred Compensation Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. On November 29, 2007, the Plan was amended with respect to the selection of the employees eligible to participate in the Plan, and for additional amounts to be credited to a participant's account.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the current directors and executive officers of the Company:

NAME                   AGE    POSITION(S)
----                   ---    --------------------------------------------------
Steven Rosenberg       59     President, Chief Executive Officer,
                               Chief Financial Officer and Director
William L. Cohen       66     Director
Martin A. Fischer      70     Director
Moses Marx             72     Director
Randolph B. Stockwell  61     Director
Moses Krausz           67     President of The Berkshire Bank
David Lukens           58     Executive Vice President, Chief Financial Officer
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

         Mr. Stockwell was elected a director in July 1988. He has been a private investor for over ten years. Since April 1999, Mr. Stockwell has served as President of Yachting Systems of America, LLC. In addition, he served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

         Mr. Krausz has held the position of President of the Bank since March 1992 and Chief Executive Officer since November 1993. He was elected a director in May 2007. Prior to joining the Bank, Mr. Krausz was Managing Director of SFS Management Co., L.P., a mortgage banker, from 1987 to 1992 and was President of UMB Bank and Trust Company, a New York State chartered bank, from 1978 to 1987.

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

         At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2008. The Company's officers, except for Messrs. Krausz and Lukens who have employment agreements, serve at the discretion of the Board of Directors.


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

EXECUTIVE COMPENSATION

         The following table shows the compensation paid in or with respect to the last fiscal year to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2007 and 2006, and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal years ended December 31, 2007 and 2006 (our "named executive officers").

SUMMARY COMPENSATION TABLE

                                                                                CHANGE IN
                                                                              PENSION VALUE
                                                                                   AND
                                                                               NONQUALIFIED
                                                                                 DEFERRED
                                                                               COMPENSATION         ALL OTHER
NAME AND PRINCIPAL                                  SALARY       BONUS           EARNINGS           COMPENSATION     TOTAL
POSITION                                YEAR          $            $                 $                   $             $
Steven Rosenberg                        2006        200,000       25,000             232,267                --      457,267
President, Chief Executive Officer      2007        220,000       30,000             301,822                --      551,822
and Chief Financial Officer

Moses Krausz                            2006        422,130      250,000                  --            11,424      683,554
President and Chief Executive Officer   2007        436,201      275,000                 818            11,575      723,594
of The Berkshire Bank

David Lukens                            2006        174,000       25,000              11,996             7,658      218,654
Executive Vice President                2007        183,000       30,000              13,822             8,736      235,558
and Chief Financial Officer
of The Berkshire Bank

NARRATIVE TO SUMMARY COMPENSATION TABLE

Mr. Rosenberg does not have an employment agreement with us. The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes only the change in the value of his benefit payable under our Retirement Income Plan. Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan.

Mr. Krausz has an employment agreement with us. The agreement expires on April 30, 2010 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $6,750 and $6,600 in 2007 and 2006, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with us. The agreement will expire on June 30, 2008 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions Mr. Lukens' employment agreement. Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $6,161 and $5,970, in 2007 and 2006, respectively, and income associated with life insurance coverage.


         GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR ENDED DECEMBER 31, 2007

         There were no grants of awards made to any of our named executive officers in 2007 and 2006 under any non-equity or equity incentive plan.


1999 STOCK INCENTIVE PLAN

         Our 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives. Up to 600,000 shares of our common stock may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in our corporate structure). Officers, directors and other key employees of us or any of our subsidiaries are eligible to receive awards under the 1999 Stock Incentive Plan. The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant. At December 31, 2007, options to acquire 550,257 shares of our common stock have been granted under this plan, 2,076 options are outstanding and exercisable, and 49,743 options are available for future grants.

                          POST-EMPLOYMENT COMPENSATION

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


                            COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.





                              FEES EARNED
                              OR PAID IN        ALL OTHER
                                 CASH         COMPENSATION         TOTAL
NAME                               $                $                $
William L. Cohen                    32,500            --           32,500
Moses Marx                          27,500            --           27,500
Martin A. Fischer                   29,333            --           29,333
Randolph B. Stockwell               32,500            --           32,500

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

ITEM 12. SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  AND  RELATED
         STOCKHOLDER MATTERS.

         The following table sets forth certain information as of March 26, 2008 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and
(iii) all executive officers and directors as a group.

                                                                     AMOUNT AND NATURE
                                  NAME AND ADDRESS OF                  OF BENEFICIAL           PERCENT
   TITLE OF CLASS                   BENEFICIAL OWNER                     OWNERSHIP             OF CLASS
---------------------  -------------------------------------------  ---------------------     -----------
Common Stock           William L. Cohen                                      7,500                  *

Common Stock           Martin A. Fischer                                     9,800                  *

Common Stock           Moses Krausz                                         90,464 (1)              1.3%

Common Stock           David Lukens                                            600                  *

Common Stock           Moses Marx                                        3,822,702 (2)             54.2%
                       160 Broadway
                       New York, NY 10038

Common Stock           Steven Rosenberg                                     62,580                  *

Common Stock           Randolph B. Stockwell                                21,000                  *

Common Stock           All executive officers and directors as a
                       group (7 persons)                                 4,014,646                 56.9%

---------------------------------------------------------
                       * Less than 1%

(1)      Includes 2,100 shares owned by Mr. Krausz's spouse.
(2) Includes 285,000 shares owned by Momar Corporation and 386,163 shares owned by Terumah Foundation. Does not include 37,302.32 shares representing 23.0% of the shares owned by Eva and Esther, L.P., of which Mr. Marx has a 23.0% limited partnership interest. Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.


EQUITY COMPENSATION PLANS

         The following table details information regarding our existing equity compensation plans as of December 31, 2007.

                                                                                               (c)
                                                                                       NUMBER OF SECURITIES
                                         (a)                       (b)               REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                               ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a)
-------------                    -------------------        -------------------       -----------------------
Equity compensation                           2,076                   $ 9.76                        49,743
plans approved by
security holders

Equity compensation                              --                       --                            --
plans not approved by
security holders

Total                                         2,076                   $ 9.76                        49,743

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               AND DIRECTOR INDEPENDENCE.

         The Bank has made loans to certain of its directors and their affiliates and, assuming continued compliance with generally applicable credit standards, it expects to continue to make such loans. All of these loans (i) were made in the ordinary course of business, (ii) were made on the same terms, including interest rates, as those available to other persons not related to the Company, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

         In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch. We obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $368,000 and $328,000 in fiscal 2007 and 2006, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:


                                                                   FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                                                   DECEMBER 31, 2007        DECEMBER 31, 2006
                                                                 -----------------------  -----------------------
AUDIT FEES                                                                     $316,380                 $281,540

AUDIT RELATED FEES: Professional services                                            --                       --
rendered for employee benefit plan audits,
accounting assistance in connection with
acquisitions and consultations related to
financial accounting and reporting standards

TAX FEES: Tax consulting, preparation of                                         68,910                   68,200
returns

ALL OTHER FEES: Professional services                                                --                       --
rendered for corporate support


         The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2007 and 2006. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         (a) DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)  Financial Statements

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of December 31, 2007 and 2006

         Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006 and 2005

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

         (3)  Exhibits

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

2.1 Agreement and Plan of Reorganization, dated as of August 16, 2000, by and between Berkshire Bancorp Inc., Greater American Finance Group, Inc., The Berkshire Bank, GSB Financial Corporation and Goshen Savings Bank (incorporated by reference to the Companies Registration Statement on Form S-4 dated October 13, 2000.
3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 30, 1999, and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).
3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 30, 1999).
10.1     1999 Stock Incentive Plan of the Company  (incorporated by reference to
         Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 30, 1999).+
10.2 Employment Agreement, dated May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+
10.3 Employment Agreement, dated January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+
10.4 Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).
10.5 Amendment No. 2 to Employment Agreement, dated January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.6 Deferred Compensation Plan of The Berkshire Bank, dated June 27, 2005, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+
10.7 Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+
10.8 Amendment No. 3 to Employment Agreement, dated July 23, 2007, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2007).+
10.9 Amendment No. 2 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006.+
21.      Subsidiaries of the Company.
23.      Consent of Independent Registered Public Accounting Firm
31.      Certification of Principal  Executive and Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.
32.      Certification of Principal  Executive and Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------
+ Denotes a management compensation plan or arrangement.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    BERKSHIRE BANCORP INC.



                                    BY:   /s/ Steven Rosenberg
                                          --------------------------------------
                                              STEVEN ROSENBERG
                                          President, (Chief Executive Officer)


                                    DATE: March 26, 2008
                                          --------------------------------------


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                  Title                     Date
         ---------                  -----                     ----

                                    President, (Chief
                                    Executive Officer,
                                    Principal Financial
                                    Officer and Principal
                                    Accounting Officer);
/s/ Steven Rosenberg                Director                  March 26, 2008
-------------------------
      STEVEN ROSENBERG


/s/ William L. Cohen                Director                  March 26, 2008
-------------------------
      WILLIAM L. COHEN


/s/ Martin A. Fischer               Director                  March 26, 2008
-------------------------
      MARTIN A. FISCHER


/s/ Moses Krausz                    Director                  March 26, 2008
-------------------------
      MOSES KRAUSZ


/s/ Moses Marx                      Director                  March 26, 2008
-------------------------
      MOSES MARX


/s/ Randolph B. Stockwell           Director                  March 26, 2008
--------------------------
     RANDOLPH B. STOCKWELL