Form 10-Q
period 2008-03-31
BERKSHIRE BANCORP INC /DE/
filed 2008-05-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2008
                               ----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number:  0-13649
                         -------

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                          94-2563513
----------------------------                                 -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                               10038
-------------------------------------                        -------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]

Non-accelerated filer [ ]      Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes [ ]   No [X]

As of May 12, 2008, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES

                           FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS. STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT BASED ON HISTORICAL FACT MAY BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "BELIEVE", "MAY", "WILL", "EXPECT", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS IDENTIFY FORWARD-LOOKING STATEMENTS. A WIDE VARIETY OF FACTORS COULD CAUSE THE ACTUAL RESULTS AND EXPERIENCES OF BERKSHIRE BANCORP INC. (THE "COMPANY") TO DIFFER MATERIALLY FROM THE RESULTS EXPRESSED OR IMPLIED BY THE COMPANY'S FORWARD-LOOKING STATEMENTS. SOME OF THE RISKS AND UNCERTAINTIES THAT MAY AFFECT OPERATIONS, PERFORMANCE, RESULTS OF THE COMPANY'S BUSINESS, THE INTEREST RATE SENSITIVITY OF ITS ASSETS AND LIABILITIES, AND THE ADEQUACY OF ITS LOAN LOSS ALLOWANCE, INCLUDE, BUT ARE NOT LIMITED TO: (I) DETERIORATION IN LOCAL, REGIONAL, NATIONAL OR GLOBAL ECONOMIC CONDITIONS WHICH COULD RESULT, AMONG OTHER THINGS, IN AN INCREASE IN LOAN DELINQUENCIES, A DECREASE IN PROPERTY VALUES, OR A CHANGE IN THE HOUSING TURNOVER RATE; (II) CHANGES IN MARKET INTEREST RATES OR CHANGES IN THE SPEED AT WHICH MARKET INTEREST RATES CHANGE;
(III) CHANGES IN LAWS AND REGULATIONS AFFECTING THE FINANCIAL SERVICES INDUSTRY;
(IV) CHANGES IN COMPETITION; (V) CHANGES IN CONSUMER PREFERENCES, (VI) CHANGES IN BANKING TECHNOLOGY; (VII) ABILITY TO MAINTAIN KEY MEMBERS OF MANAGEMENT,
(VIII) POSSIBLE DISRUPTIONS IN THE COMPANY'S OPERATIONS AT ITS BANKING FACILITIES, (IX) COST OF COMPLIANCE WITH NEW CORPORATE GOVERNANCE REQUIREMENTS, AND OTHER FACTORS REFERRED TO IN THIS QUARTERLY REPORT AND IN ITEM 1A, "RISK FACTORS", OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         March 31, 2008 (unaudited) and
         December 31, 2007                                              4

         Consolidated Statements of Income
         For The Three Months Ended
         March 31, 2008 and 2007 (unaudited)                            5

         Consolidated Statements of Stockholders'
         Equity For The Three Months Ended
         March 31, 2008 and 2007 (unaudited)                            6

         Consolidated Statements of Cash Flows
         For The Three Months Ended March 31,
         2008 and 2007 (unaudited)                                      7

         Notes to Consolidated Financial Statements                     9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  18

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                              23

Item 4T. Controls and Procedures                                        31

      PART II  OTHER INFORMATION

Item 6.  Exhibits                                                       32

Signature                                                               33

Index of Exhibits                                                       34

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    MARCH 31,       DECEMBER 31,
                                                      2008              2007
                                                   -----------      ------------
ASSETS
Cash and due from banks                            $     7,197      $     8,614
Interest bearing deposits                                7,546            7,579
Federal funds sold                                      12,500           31,000
                                                   -----------      -----------
Total cash and cash equivalents                         27,243           47,193
Investment Securities:
 Available-for-sale                                    545,603          598,961
 Held-to-maturity, fair value of $405
  in 2008 and $405 in 2007                                 390              395
                                                   -----------      -----------
Total investment securities                            545,993          599,356
Loans, net of unearned income                          445,411          434,785
 Less: allowance for loan losses                        (4,398)          (4,183)
                                                   -----------      -----------
Net loans                                              441,013          430,602
Accrued interest receivable                              7,177            8,602
Premises and equipment, net                              9,198            9,362
Goodwill, net                                           18,549           18,549
Other assets                                            12,187            6,854
                                                   -----------      -----------
Total assets                                       $ 1,061,360      $ 1,120,518
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                              $    54,686      $    53,805
 Interest bearing                                      767,821          799,410
                                                   -----------      -----------
Total deposits                                         822,507          853,215
Securities sold under agreements to repurchase          53,436           76,842
Long term borrowings                                    37,593           31,607
Subordinated debt                                       22,681           22,681
Accrued interest payable                                 5,598            9,089
Other liabilities                                        2,124            2,826
                                                   -----------      -----------
Total liabilities                                      943,939          996,260
                                                   -----------      -----------

Stockholders' equity
 Preferred stock - $.10 Par value:                          --               --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued      --  7,698,285 shares
  Outstanding --
   March 31, 2008,    7,054,183 shares
   December 31, 2007, 7,054,183 shares                     770              770
Additional paid-in capital                              90,986           90,986
Retained earnings                                       45,001           42,352
Accumulated other comprehensive loss, net              (12,925)          (3,439)
Treasury Stock
 March 31, 2008,      644,102 shares
 December 31, 2007,   644,102 shares                    (6,411)          (6,411)
                                                   -----------      -----------
Total stockholders' equity                             117,421          124,258
                                                   -----------      -----------
                                                   $ 1,061,360      $ 1,120,518
                                                   ===========      ===========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           2008           2007
                                                         --------       --------
INTEREST INCOME
Loans, including related fees                            $  8,205       $  7,238
Investment securities                                       7,867          5,835
Federal funds sold and
 interest bearing deposits                                    224            686
                                                         --------       --------
Total interest income                                      16,296         13,759
                                                         --------       --------
INTEREST EXPENSE
Deposits                                                    7,733          7,444
Short-term borrowings                                         594            433
Long-term borrowings                                          806            991
                                                         --------       --------
Total interest expense                                      9,133          8,868
                                                         --------       --------
Net interest income                                         7,163          4,891
PROVISION FOR LOAN LOSSES                                     150             75
                                                         --------       --------
Net interest income after
 provision for loan losses                                  7,013          4,816
                                                         --------       --------
NON-INTEREST INCOME
Service charges on deposit accounts                           155            181
Investment securities gains                                    58            125
Other income                                                  253            209
                                                         --------       --------
Total non-interest income                                     466            515
                                                         --------       --------
NON-INTEREST EXPENSE
Salaries and employee benefits                              2,399          2,234
Net occupancy expense                                         538            476
Equipment expense                                              95            102
FDIC assessment                                               106             20
Data processing expense                                       111             96
Other                                                         661            525
                                                         --------       --------
Total non-interest expense                                  3,910          3,453
                                                         --------       --------
Income before provision for taxes                           3,569          1,878
Provision for income taxes                                    920            778
                                                         --------       --------
Net income                                               $  2,649       $  1,100
                                                         ========       ========
Net income per share:
 Basic                                                   $    .38       $    .16
                                                         ========       ========
 Diluted                                                 $    .38       $    .16
                                                         ========       ========
Number of shares used to compute
 net income per share:
 Basic                                                      7,054          6,896
                                                         ========       ========
 Diluted                                                    7,055          6,957
                                                         ========       ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (In Thousands)
                                   (Unaudited)

                                                                    ACCUMULATED
                                                                       OTHER
                                              STOCK   ADDITIONAL   COMPREHENSIVE                                           TOTAL
                                     COMMON    PAR      PAID-IN        (LOSS)     RETAINED   TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES   VALUE     CAPITAL         NET       EARNINGS     STOCK       INCOME         EQUITY
                                     ------   -----   ----------   -------------  --------   --------   -------------  -------------
BALANCE AT JANUARY 1, 2007            7,698    $770     $90,659       $(4,772)    $ 37,285   $ (8,165)                    $115,777
Adoption of FIN 48                                                                     965                                     965
                                                                                  --------                                --------
Adjusted balance at January 1, 2007                                                 38,250                                 116,742
Net income                                                                           1,100                   1,100           1,100
Exercise of stock options                                   (24)                                  277                          253
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                                (23)                                 (23)            (23)
                                                                                                           -------
Comprehensive income                                                                                       $ 1,077
                                                                                                           =======
                                     ------    ----     -------       -------     --------   --------                     --------
BALANCE AT MARCH 31, 2007             7,698    $770     $90,635       $(4,795)    $ 39,350   $ (7,888)                    $118,072
                                     ======    ====     =======       =======     ========   ========                     ========

BALANCE AT JANUARY 1, 2008            7,698    $770     $90,986       $(3,439)    $ 42,352   $ (6,411)                    $124,258
Net income                                                                           2,649                   2,649           2,649
Other comprehensive (loss) net
 of reclassification adjustment
 and taxes                                                             (9,486)                              (9,486)         (9,486)
                                                                                                           -------
Comprehensive (loss)                                                                                       $(6,837)
                                                                                                           =======
                                     ------    ----     -------       -------     --------   --------                     --------
BALANCE AT MARCH 31, 2008             7,698    $770     $90,986      $(12,925)    $ 45,001   $ (6,411)                    $117,421
                                     ======    ====     =======       =======     ========   ========                     ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                           2008         2007
                                                        ---------    ---------
  Cash flows from operating activities:
Net income                                              $   2,649    $   1,100
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
Realized gains on investment securities                       (58)        (125)
Net accretion of premiums of investment securities           (197)        (361)
Depreciation and amortization                                 173          183
Provision for loan losses                                     150           75
Decrease in accrued interest receivable                     1,425          500
(Increase) decrease in other assets                        (1,763)         181
Decrease in accrued interest payable
 and other liabilities                                     (4,193)      (1,080)
                                                        ---------    ---------
Net cash (used in) provided by operating activities        (1,814)         473
                                                        ---------    ---------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                               (767,497)    (460,195)
 Sales, maturities and calls                              808,054      460,591
Investment securities held to maturity
 Maturities                                                     5            7
Net increase in loans                                     (10,561)      (7,226)
Acquisition of premises and equipment                          (9)         (26)
                                                        ---------    ---------
Net cash provided by (used in) investing activities        29,992       (6,849)
                                                        ---------    ---------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                           2008         2007
                                                         --------     --------
  Cash flows from financing activities:
Net increase in non interest bearing deposits            $    881     $    230
Net (decrease) increase in interest bearing deposits      (31,589)      90,567
Decrease in securities sold under agreements
 to repurchase                                            (23,406)     (39,446)
Proceeds from long term debt                               10,000           --
Repayment of long term debt                                (4,014)      (8,850)
Proceeds from exercise of common stock options                 --          253
                                                         --------     --------
Net cash (used in) provided by financing activities       (48,128)      42,754
                                                         --------     --------

  Net (decrease) increase in cash and cash equivalents    (19,950)      36,378
  Cash and cash equivalents at beginning of period         47,193       24,311
                                                         --------     --------
  Cash and cash equivalents at end of period             $ 27,243     $ 60,689
                                                         ========     ========


Supplemental disclosures of cash flow information:
  Cash used to pay interest                              $ 12,624     $  9,622
  Cash used to pay taxes, net of refunds                 $    680     $    505


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

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

         The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

         We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2008 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

NOTE 2.  TRUST PREFERRED SECURITIES.

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 6.55%.

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 5.04%.

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

                                                                     FOR THE THREE MONTHS ENDED
                                         ----------------------------------------------------------------------------------
                                                      MARCH 31, 2008                            MARCH 31, 2007
                                         ---------------------------------------   ----------------------------------------
                                                                          Per                                         Per
                                            Income        Shares         share          Income        Shares         share
                                         (numerator)   (denominator)     amount      (numerator)   (denominator)     amount
                                            ------        ------         ------         ------        ------         ------
                                                                (In thousands, except per share data)

Basic earnings per share
 Net income available to
  common stockholders                       $2,649         7,054         $  .38         $1,100         6,896         $  .16
Effect of dilutive securities
 Options                                        --             1            .--             --            61            .--
                                            ------        ------         ------         ------        ------         ------
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                       $2,649         7,055         $  .38         $1,100         6,957         $  .16
                                            ======        ======         ======         ======        ======         ======

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  LOAN PORTFOLIO

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                           MARCH 31, 2008           DECEMBER 31, 2007
                                      ------------------------  -------------------------
                                                       % OF                      % OF
                                         AMOUNT       TOTAL        AMOUNT        TOTAL
                                         ------       -----        ------        -----
                                                            2008
                                                    (Dollars in thousands)

Commercial and professional loans       $ 67,275       15.1%      $ 76,132        17.4%
Secured by real estate
  1-4 family                             139,259       31.2        142,140        32.6
  Multi family                             3,394        0.7          3,506         0.8
  Non-residential (commercial)           235,508       52.7        212,850        48.8
Consumer                                   1,361        0.3          1,691         0.4
                                        --------      -----       --------       -----
Total loans                              446,797      100.0%       436,319       100.0%
                                                      =====                      =====
Deferred loan fees                        (1,386)                   (1,534)
Allowance for loan losses                 (4,398)                   (4,183)
                                        --------                  --------
Loans, net                              $441,013                  $430,602
                                        ========                  ========

         As of March 31, 2008, nonaccrual and nonperforming loans totalled $146,000 compared to $153,000 as of December 31, 2007. At March 31, 2008 and December 31, 2007, total loans contractually past due 90 days or more but still accruing interest were zero and $314,000, respectively.

NOTE 5.  DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                            THREE MONTHS ENDED       TWELVE MONTHS ENDED
                              MARCH 31, 2008          DECEMBER 31, 2007
                         -----------------------   -----------------------
                            AVERAGE      AVERAGE      AVERAGE      AVERAGE
                            AMOUNT       YIELD        AMOUNT       YIELD
                            ------       -----        ------       -----
                                       (Dollars in thousands)

Demand deposits            $ 53,819         --       $ 50,647         --
NOW and money market         43,003       1.89%        29,984       0.76%
Savings deposits            279,708       3.51        261,065       3.83
Time deposits               447,907       4.54        449,754       4.83
                           --------       ----       --------       ----
Total deposits             $824,437       3.76%      $791,450       4.04%
                           ========       ====       ========       ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                              FOR THE THREE MONTHS ENDED
                              -----------------------------------------------------------------------------------------
                                            MARCH 31, 2008                                  MARCH 31, 2007
                              -----------------------------------------       -----------------------------------------
                                                 TAX                                             TAX
                              BEFORE TAX      (EXPENSE)      NET OF TAX       BEFORE TAX      (EXPENSE)      NET OF TAX
                                AMOUNT         BENEFIT         AMOUNT           AMOUNT         BENEFIT         AMOUNT
                              ----------      ---------      ----------       ----------      ---------      ----------
                                                                        (In thousands)
Unrealized (losses)
gains on investment
securities:

 Unrealized holding           $(15,893)        $ 6,357         $(9,536)        $    39         $    (3)        $    36
 gains (losses) arising
 during period

 Less reclassification
 adjustment for gains
 realized in net income             58             (23)             35             125             (50)             75
                               -------         -------         -------         -------         -------         -------
Unrealized loss on
investment securities          (15,835)          6,334          (9,501)            (86)             47             (39)

Change in minimum
pension liability                   15              --              15              16              --              16
                               -------         -------         -------         -------         -------         -------
Other comprehensive
 loss, net                    $(15,820)        $ 6,334         $(9,486)        $   (70)        $    47         $   (23)
                               =======         =======         =======         =======         =======         =======

NOTE 7.  ACCOUNTING FOR STOCK BASED COMPENSATION

         At March 31, 2008, the Company has one stock-based employee compensation plan. The Company accounts for the plan in accordance with SFAS No. 123(R), "Share Based Payment". Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

         The Company did not grant stock options, nor did any stock options vest during the three-month periods ended March 31, 2008 and 2007, as a result of which, no stock based compensation expense was recorded in either of those periods.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R) based upon the most recent actuarial valuation dated December 31, 2007.

                                              FOR THE
                                         THREE MONTHS ENDED
                                             MARCH 31,
                                     -------------------------
                                        2008            2007
                                     ---------       ---------

Service cost                         $ 105,250         $90,750
Interest cost                           54,750          43,500
Expected return on plan assets         (62,250)        (46,000)
Amortization and Deferral:
 Prior service cost                      4,500           4,500
 Loss                                   10,750          11,750
                                     ---------       ---------
Net periodic pension cost            $ 113,000       $ 104,500
                                     =========       =========

        The Pension Protection Act of 2006 (the "PPA") changes the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities. In order to avoid these restrictions, during the fiscal year ending December 31, 2008, we expect to contribute approximately $869,000 to the Plan. On March 27, 2008, we contributed $577,500 to the Plan. We did not make any contributions to the Plan, required or otherwise, during the three months ended March 31, 2007.

NOTE 9 - FAIR VALUE MEASUREMENTS

        Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active for identical or similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities' estimates and assumptions, which reflect those that market participants would use.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

        A description  of  the  valuation   methodologies   used  for  financial
instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

SECURITIES AVAILABLE FOR SALE

        Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank and Federal Reserve Bank stock. These securities are stated at par value.

        Assets measured at fair value on a recurring basis are summarized below.

                                                            Fair Value Measurement Using
                                                 --------------------------------------------------  ----------
                                                 Quoted Prices in     Significant
                                                   Active Markets         Other       Significant
                                                   for Identical      Observable      Unobservable     Balance
                                                 Assets/Liabilities      Inputs          Inputs       March 31,
(Dollars in thousands)                                (Level 1)        (Level 2)       (Level 3)        2008
                                                 ------------------   -----------     ------------    ---------
ASSETS

Investment securities available for sale             $ 10,071           $ 352,743      $ 182,789      $ 545,603
                                                     --------           ---------      ---------      ---------
    Total assets                                     $ 10,071           $ 352,743      $ 182,789      $ 545,603
                                                     ========           =========      =========      =========

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

       The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Corporate has utilized significant unobservable inputs (Level 3).

                                                               Investment
                                                               Securities
                                                                Available
(Dollars in thousands)                                          for Sale
                                                               ----------

Balance, January 1, 2008                                        $ 184,597
Total gains/losses (realized/unrealized)
  Included in earnings (or changes in net assets)                      --
  Included in other comprehensive income                           (8,924)
Purchases, Sales, Issuances, and Settlements                        7,116
Redemptions                                                            --
Interest                                                               --
Capital deductions for operating expenses                              --
                                                                ---------
Balance, March 31, 2008                                         $ 182,789
                                                                =========

The amount of total gains or losses for the period
included in earnings (or changes in net assets)
attributable to the change in unrealized gains or losses
relating to assets still held at March 31, 2008                 $      --

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR FAIR VALUE MEASUREMENT

         In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations or financial condition, but required expanded disclosures (Note 9).

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES

         In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). The objective of SFAS No. 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. Statement 159 allows companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items.

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

         SFAS No. 159 was adopted by the Company on January 1, 2008, concurrent with the adoption of SFAS No. 157. At March 31, 2008, the Company has not elected the fair value measurement option for any of its assets or liabilities.

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

         In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 requires enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Specifically, it requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation, disclosing the fair values of derivative instruments and their gains and losses in a tabular format, disclosure about credit-risk-related contingent features and cross-referencing within the footnotes. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 as to the Company, with early application encouraged. The Company is currently assessing the impact of the adoption of this statement on its financial statement disclosures.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act"). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule was effective December 28, 2005.

          Section  302 of the Act  requires  the CEOs and CFOs of the Company to
(i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor's report on management's assessment of its internal control. The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company was first required to comply with Section 404 for the fiscal year ended December 31, 2007.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation, and its subsidiaries. All references to earnings per share, unless stated otherwise, refer to earnings per diluted share. References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

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

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------------------------------------
                                                           2008                                       2007
                                          -------------------------------------      -------------------------------------
                                                         INTEREST                                   INTEREST
                                          AVERAGE          AND         AVERAGE       AVERAGE          AND         AVERAGE
                                          BALANCE       DIVIDENDS    YIELD/RATE      BALANCE       DIVIDENDS    YIELD/RATE
                                          -------       ---------    ----------      -------       ---------    ----------
                                                                       (Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)                                $  447,020     $   8,205         7.34%     $  376,914     $  7,238         7.68%
Investment securities                       557,554         7,867         5.64         507,614        5,835         4.60
Other (2)(5)                                 25,887           224         3.46          54,382          686         5.05
                                         ----------     ---------     --------      ----------     --------      -------
Total interest-earning assets             1,030,461        16,296         6.33         938,910       13,759         5.86
                                                                      --------                                   -------
Noninterest-earning assets                   44,637                                     45,240
                                         ----------                                 ----------
Total Assets                             $1,075,098                                 $  984,150
                                         ==========                                 ==========

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                   322,711         2,649         3.28%        273,132        2,321         3.40%
Time deposits                               447,907         5,084         4.54         424,970        5,123         4.82
Other borrowings                            114,432         1,400         4.89         106,668        1,424         5.34
                                         ----------     ---------     --------      ----------     --------      -------
Total interest-bearing
 liabilities                                885,050         9,133         4.13         804,770        8,868         4.41
                                                        ---------     --------                     --------      -------

Demand deposits                              53,819                                     48,266
Noninterest-bearing liabilities              11,069                                     13,482
Stockholders' equity (5)                    125,160                                    117,632
                                         ----------                                 ----------

Total liabilities and
 stockholders' equity                    $1,075,098                                 $  984,150
                                         ==========                                 ==========

Net interest income                                     $   7,163                                  $  4,891
                                                        =========                                  ========

Interest-rate spread (3)                                                  2.20%                                     1.45%
                                                                      ========                                   =======

Net interest margin (4)                                                   2.78%                                     2.08%
                                                                      ========                                   =======

Ratio of average interest-earning
assets to average interest bearing
liabilities                                    1.16                                       1.17
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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

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

NET INCOME. Net income for the three-month period ended March 31, 2008 increased by $1.55 million to $2.65 million, or $.38 per share, from $1.10 million, or $.16 per share, for the three-month period ended March 31, 2007.

         The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

NET INTEREST INCOME. The Company's primary source of revenue is net interest income, or the difference between interest income earned on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and
(iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non- performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

         For the quarter ended March 31, 2008, net interest income increased by $2.27 million to $7.16 million from $4.89 million for the quarter ended March 31, 2007. The quarter over quarter increase in net interest income was the result of the 47 basis point increase in the average yields earned on the average amounts of interest-earning assets to 6.33% in 2008 from 5.86% in 2007 and the the 28 basis point decrease in the average rates paid on the average amounts of interest-bearing liabilities to 4.13% in 2008 from 4.41% in 2007.

         The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, grew by 75 basis points to 2.20% in the 2008 quarter from 1.45% in the 2007 quarter.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 70 basis points to 2.78% in the first quarter of fiscal 2008 from 2.08% in the first quarter of fiscal 2007. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The increase in net interest margin is primarily due to the increase in net interest income, and by the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

         The average amount of loans in our portfolio increased by $70.11 million to $447.02 million in the quarter ended March 31, 2008 from $376.91 million in the quarter ended March 31, 2007. The average amount of investment securities increased by $49.94 million, to $557.55 million in the three months ended March 31, 2008 from $507.61 million in the three months ended March 31, 2007, while the average yield on investment securities improved by 104 basis points, to 5.64% in 2008 from 4.60% in 2007.

INTEREST INCOME. Total interest income for the quarter ended March 31, 2008 increased by $2.54 million to $16.30 million from $13.76 million for the quarter ended March 31, 2007. The increase in total interest income was primarily due to the increase in the average yields earned on interest-earning assets and the increase in the average amount of such assets as discussed above.

         The following table shows the composition of interest income.

                            ---------------------------------------------
                                     THREE MONTHS ENDED MARCH 31,
                            ---------------------------------------------
                                    2008                     2007
                            --------------------     --------------------
                            INTEREST     % OF        INTEREST     % OF
                             INCOME      TOTAL        INCOME      TOTAL
                                  (In thousands, except percentages)
Loans                       $ 8,205      50.35%      $ 7,238      52.60%
Investment Securities         7,867      48.28         5,835      42.41
Other                           224       1.37           686       4.99
                            -------     ------       -------     ------
Total Interest Income       $16,296     100.00%      $13,759     100.00%

         Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 43.38% of our total amount of average interest-earning assets during the three months ended March 31, 2008 from 40.14% of our total average interest-earning assets during the three months ended March 31, 2007. Investment securities remained relatively flat at 54.11% and 54.06% of total interest-earning assets in 2008 and 2007, respectively, and other interest-earning assets declined to 2.51% in 2008 from 5.79% in 2007. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

         At March 31, 2008, our portfolio of investment securities included approximately $182.8 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 90 days for the securities in our portfolio.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve. As a result of the timing of the recent auction failures beginning in February 2008, we recorded an unrealized loss net of tax in accordance with SFAS No. 115 "Accounting for Certain Debt and Equities Securities" totalling approximately $8.9 million as of March 31, 2008. Based on the fair market value of the auction rate securities and an analysis of other-than-temporary impairment factors, including, but not limited to, whether the credit ratings of the issuers or the insurers deteriorate, or the collateral of the securities deteriorates, we determined that none of the auction rate securities are other-than-temporarily impaired.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or ability to execute our current business plan.

INTEREST EXPENSE. Total interest expense for the quarter ended March 31, 2008 increased by $265,000 to $9.13 million from $8.87 million for the quarter ended March 31, 2007. The increase in interest expense was due primarily to the quarter over quarter increase in the average amount of interest-bearing liabilities, to $885.05 million in 2008 from $804.77 million in 2007, substantially offset by the decrease in rates paid on the average amount of interest-bearing liabilities, 4.13% in the 2008 quarter from 4.41% in the 2007 quarter.

         The following table shows the composition of interest expense.

                            ---------------------------------------------
                                     THREE MONTHS ENDED MARCH 31,
                            ---------------------------------------------
                                    2008                     2007
                            --------------------     --------------------
                            INTEREST     % OF        INTEREST     % OF
                            EXPENSE      TOTAL       EXPENSE      TOTAL
                                  (In thousands, except percentages)
Interest-Bearing Deposits   $ 2,649      29.00%      $ 2,321      26.17%
Time Deposits                 5,084      55.67         5,123      57.77
Other Borrowings              1,400      15.33         1,424      16.06
                            -------     ------       -------     ------
Total Interest Expense      $ 9,133     100.00%      $ 8,868     100.00%


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2008, total non-interest income decreased by $49,000, to $466,000 from $515,000 for the three months ended March 31, 2007. The decrease was primarily attributable to a decrease of $26,000 in service charges on deposit accounts and a $67,000 decrease in gains on investment securities, partially offset by an increase of $44,000 in other income.

NON-INTEREST  EXPENSE.  Non-interest  expense  includes  salaries  and  employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2008 increased by $457,000 to $3.91 million from $3.45 million for the three months ended March 31, 2007. The largest component of non-interest expense, approximately 61% of the total, are salaries and employee benefits which increased by $165,000 to $2.40 million in the 2008 quarter from $2.23 million in the 2007 quarter. The increase is due to the addition of personnel in our internal control and compliance departments, and the staff at our Washington Heights branch which opened in May 2007.

         The following table shows the components of non-interest expense.

                                    -------------------------------------------------------
                                                  THREE MONTHS ENDED MARCH 31,
                                    -------------------------------------------------------
                                               2008                          2007
                                    -------------------------     -------------------------
                                    NON-INTEREST      % OF        NON-INTEREST      % OF
                                      EXPENSE        TOTAL          EXPENSE        TOTAL
                                               (In thousands, except percentages)
Salaries and Employee Benefits        $ 2,399        61.36%         $ 2,234        64.70%
Net Occupancy Expense                     538        13.76              476        13.79
Equipment Expense                          95         2.43              102         2.95
FDIC Assessment                           106         2.71               20         0.58
Data Processing Expense                   111         2.84               96         2.78
Other                                     661        16.90              525        15.20
                                      -------       ------          -------       ------
Total Non-Interest Expense            $ 3,910       100.00%         $ 3,453       100.00%

PROVISION FOR INCOME TAX. During the three-month periods ended March 31, 2008 and 2007, we recorded income tax expense of $920,000 and $778,000, respectively. The tax provisions for federal, state and local taxes recorded for the 2008 and 2007 periods represent effective tax rates of 25.78% and 41.43%, respectively. The decrease in the effective tax rate in the 2008 period compared to the 2007 period is primarily due to the tax-free income earned on certain of the auction rate securities in our investment portfolio.

ISSUER PURCHASES OF EQUITY SECURITIES

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through March 31, 2008, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first quarter of 2008. At March 31, 2008, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

                                                                             BERKSHIRE BANCORP INC.
                                                                INTEREST RATE SENSITIVITY GAP AT MARCH 31, 2008
                                                                     (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                          ------------------------------------------------------------------------------------------
                                             3 MONTHS           3 THROUGH          1 THROUGH            OVER
                                              OR LESS           12 MONTHS           3 YEARS            3 YEARS            TOTAL
                                          ----------------   ----------------   ----------------   ----------------   --------------
Federal funds sold                           12,500                 --                 --                 --              12,500
                                  (Rate)       2.25%                                                                        2.25%
Interest bearing deposits in banks            7,546                 --                 --                 --               7,546
                                  (Rate)       2.13%                                                                        2.13%
Loans (1)(2)
Adjustable rate loans                       121,172             15,627             28,666             44,085             209,550
                                  (Rate)       6.86%              6.91%              6.75%              7.19%               6.92%
Fixed rate loans                             13,645             19,857             40,471            163,274             237,247
                                  (Rate)       8.41%              6.51%              7.98%              6.34%               6.75%
                                          ---------          ---------          ---------          ---------          ----------
Total loans                                 134,817             35,484             69,137            207,359             446,797
Investments (3)(4)                          288,891             28,244             50,207            198,676             566,018
                                  (Rate)       5.78%              5.11%              4.93%              6.71%               6.00%
                                          ---------          ---------          ---------          ---------          ----------
Total rate-sensitive assets                 443,754             63,728            119,344            406,035           1,032,861
                                          ---------          ---------          ---------          ---------          ----------

Deposit accounts (5)
Savings and NOW                             282,586                 --                 --                 --             282,586
                                  (Rate)       3.14%                                                                        3.63%
Money market                                 33,162                 --                 --                 --              33,162
                                  (Rate)       2.03%                                                                        2.03%
Time Deposits                               210,449            241,310                313                 --             452,072
                                  (Rate)       4.38%              3.99%              3.31%                  %               4.17%
                                          ---------          ---------          ---------          ---------          ----------
Total deposit accounts                      526,197            241,310                313               0.00             767,820
Repurchase Agreements                        11,436                 --                 --             42,000              53,436
                                  (Rate)       2.88%                                                    4.12%               3.85%
Other borrowings                                295              6,954             21,596             31,429              60,274
                                  (Rate)       4.18%              2.78%              5.49%              5.51%               5.18%
                                          ---------          ---------          ---------          ---------          ----------
Total rate-sensitive liabilities            537,928            248,264             21,909             73,429             881,530
                                          ---------          ---------          ---------          ---------          ----------

Interest rate caps                           40,000                 --                --             (40,000)                 --
Gap (repricing differences)                (134,174)          (184,536)            97,435            372,606             151,331
                                          =========          =========          =========          =========          ==========

Cumulative Gap                             (134,174)          (318,710)          (221,275)           151,331
                                          =========          =========          =========          =========
Cumulative Gap to Total Rate
Sensitive Assets                             (12.99)%           (30.86)%           (21.42)%            14.65%
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

         The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, principally "SFAS" No. 5, "Accounting for Contingencies" and SFAS No. 114,
"Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15," as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          2008           2007
                                                        --------       --------

Average loans outstanding                               $447,020       $376,914
                                                        ========       ========
Allowance at beginning of period                           4,183          3,771
Charge-offs:
 Commercial and other loans                                    1             --
                                                        --------       --------
  Total loans charged-off                                      1             --
                                                        --------       --------
Recoveries:
 Commercial and other loans                                   66              2
                                                        --------       --------
  Total loans recovered                                       66              2
                                                        --------       --------
  Net (charge-offs) recoveries                                65              2
                                                        --------       --------
Provision for loan losses
 charged to operating expenses                               150             75
                                                        --------       --------
Allowance at end of period                              $  4,398       $  3,848
                                                        --------       --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                               0.01%          0.00%
                                                        ========       ========
Allowance as a percent of total loans                       0.98%          1.01%
                                                        ========       ========
Total loans at end of period                            $446,797       $379,313
                                                        ========       ========

LOAN PORTFOLIO.

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2008 and December 31, 2007, the Company had loans, net of unearned income, of $445.41 million and $434.79 million, respectively, and allowances for loan losses of $4.40 million and $4.18 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         COMMERCIAL LOANS. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At March 31, 2008 and 2007, approximately $67.28 million and $64.38 million, respectively, or 15.06% and 16.97%, respectively, of the Company's total loan portfolio consisted of such loans.

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

         RESIDENTIAL MORTGAGE LOANS (1 TO 4 FAMILY LOANS). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At March 31, 2008 and 2007, approximately $139.26 million and $138.16 million, respectively, or 31.17% and 36.42%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At March 31, 2008 and 2007, approximately 12.50% and 17.74%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 87.50% and 82.26%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

         The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At March 31, 2008 and 2007, the Company's loan portfolio was comprised of $240.26 million and $176.77 million, respectively, or 53.17% and 46.60%, respectively, of other loan products.

CAPITAL ADEQUACY

         Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of March 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2008, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank's category.

          The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2008. (dollars in thousands):

                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                              FOR CAPITAL           PROMPT CORRECTIVE
                                                          ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
                                                          ------           -----------------        -----------------
                                                          AMOUNT      RATIO      AMOUNT     RATIO    AMOUNT  RATIO
                                                          ------      -----      ------     -----    ------  -----

MARCH 31, 2008
Total Capital (to Risk-Weighted Assets)
  Company                                                $138,876     17.9%     $61,937     >8.0%         --  N/A
                                                                                            -
  Bank                                                    106,464     14.1%      60,356     >8.0%    $75,445 >10.0%
                                                                                            -                -
Tier I Capital (to Risk-Weighted Assets)
  Company                                                 134,478     17.4%      30,968     >4.0%         --  N/A
                                                                                            -
  Bank                                                    102,066     13.5%      30,178     >4.0%     45,267 >6.0%
                                                                                            -                -
Tier I Capital (to Average Assets)
  Company                                                 134,478     12.5%      43,004     >4.0%         --  N/A
                                                                                            -
  Bank                                                    102,066      9.9%      41,208     >4.0%     51,510 >5.0%
                                                                                            -                -

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

         At March 31, 2008, our portfolio of investment securities included approximately $182.8 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 90 days for the securities in our portfolio.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately greater than 19 years after March 31, 2008) thereby recovering our investment. We have collected all income due us from the auction rate securities.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or our ability to execute our current business plan.

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by the Company's Board of Directors. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At March 31, 2008, the Company had cash of approximately $11.8 million and investment securities with a fair market value of $9.6 million.

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $50.5 million at March 31, 2008, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

         At March 31, 2008, the Bank had outstanding commitments of approximately $494.16 million; including $37.59 million of long-term debt, $4.50 million of operating leases, and $452.07 million of time deposits. These commitments include $459.97 million that mature or renew within one year, $32.36 million that mature or renew after one year and within three years, $1.29 million that mature or renew after three years and within five years and $544,000 that mature or renew after five years.

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

ITEM 4T - CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2008, no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

         Exhibit
         Number     Description
         --------   -----------

         10.1       Amendment No.3 to Employment Agreement,
                    dated January 1, 2001, by and between
                    The Berkshire Bank and David Lukens. +

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



Date:   May 12, 2008                    By:   /s/ Steven Rosenberg
       ------------------                     -----------------------
                                              STEVEN ROSENBERG
                                              PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

10.1       Amendment No.3 to Employment Agreement,
           dated January 1, 2001, by and between
           The Berkshire Bank and David Lukens. +

31         Certification of Principal Executive
           and Financial Officer pursuant to
           Section 302 Of The Sarbanes-Oxley Act
           of 2002.

32         Certification of Principal Executive
           and Financial Officer pursuant to
           Section 906 Of The Sarbanes-Oxley Act
           of 2002.

--------------------
+ Denotes a management compensation plan or arrangement.