Form 10-Q
period 2008-06-30
BERKSHIRE BANCORP INC /DE/
filed 2008-08-13
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2008
                               ----------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number:  0-13649
                         -------

                             BERKSHIRE BANCORP INC.
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                       94-2563513
----------------------------                             ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

160 BROADWAY, NEW YORK, NEW YORK                                 10038
-------------------------------------                    ----------------------
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

Large accelerated filer [ ]    Accelerated filer [ ]

Non-accelerated filer [ ]      Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of August 11, 2008, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                       PAGE NO.
                                                                       --------
     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         June 30, 2008 (unaudited) and
         December 31, 2007                                              4

         Consolidated Statements of Income
         For The Three and Six Months Ended
         June 30, 2008 and 2007 (unaudited)                             5

         Consolidated Statement of Stockholders'
         Equity For The Six Months Ended
         June 30, 2008 and 2007 (unaudited)                             6

         Consolidated Statements of Cash Flows
         For The Six Months Ended
         June 30, 2008 (unaudited)                                      7

         Notes to Consolidated Financial Statements                     9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                 18

Item 3.  Quantitative and Qualitative Disclosure
         About Market Risk                                             26

Item 4T. Controls and Procedures                                       34

     PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                              35

Item 6.  Exhibits                                                      35

Signature                                                              36

Index of Exhibits                                                      37

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 JUNE 30,               DECEMBER 31,
                                                                                                   2008                    2007
                                                                                            ---------------------------------------
ASSETS
Cash and due from banks                                                                      $     8,806                $     8,614
Interest bearing deposits                                                                         17,735                      7,579
Federal funds sold                                                                                22,250                     31,000
                                                                                             -----------                -----------
Total cash and cash equivalents                                                                   48,791                     47,193
Investment Securities:
 Available-for-sale                                                                              514,926                    598,961
 Held-to-maturity, fair value of $388
  in 2008 and $405 in 2007                                                                           384                        395
                                                                                             -----------                -----------
Total investment securities                                                                      515,310                    599,356
Loans, net of unearned income                                                                    460,371                    434,785
 Less: allowance for loan losses                                                                  (5,052)                    (4,183)
                                                                                             -----------                -----------
Net loans                                                                                        455,319                    430,602
Accrued interest receivable                                                                        8,147                      8,602
Premises and equipment, net                                                                        9,074                      9,362
Goodwill, net                                                                                     18,549                     18,549
Other assets                                                                                      16,573                      6,854
                                                                                             -----------                -----------
Total assets                                                                                 $ 1,071,763                $ 1,120,518
                                                                                             ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Non-interest bearing                                                                        $    57,044                $    53,805
 Interest bearing                                                                                765,245                    799,410
                                                                                             -----------                -----------
Total deposits                                                                                   822,289                    853,215
Securities sold under agreements to repurchase                                                    55,932                     76,842
Long term borrowings                                                                              50,142                     31,607
Subordinated debt                                                                                 22,681                     22,681
Accrued interest payable                                                                           5,872                      9,089
Other liabilities                                                                                  2,448                      2,826
                                                                                             -----------                -----------
Total liabilities                                                                                959,364                    996,260
                                                                                             -----------                -----------

Stockholders' equity
 Preferred stock - $.10 Par value:                                                                    --                         --
  2,000,000 shares authorized - none issued
 Common stock - $.10 par value
  Authorized  -- 10,000,000 shares
  Issued  -- 7,698,285 shares
  Outstanding --
   June 30, 2008,     7,054,183 shares
   December 31, 2007, 7,054,183 shares                                                               770                        770
Additional paid-in capital                                                                        90,986                     90,986
Retained earnings                                                                                 46,940                     42,352
Accumulated other comprehensive loss, net                                                        (19,886)                    (3,439)
 Treasury Stock
 June 30, 2008,      644,102 shares
 December 31, 2007,  644,102 shares                                                               (6,411)                    (6,411)
                                                                                             -----------                -----------
Total stockholders' equity                                                                       112,399                    124,258
                                                                                             -----------                -----------
                                                                                             $ 1,071,763                $ 1,120,518
                                                                                             ===========                ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE                           FOR THE
                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                     ------------------------------       -----------------------------
                                                          2008           2007                   2008          2007
                                                        --------       --------               --------      --------
INTEREST INCOME
Loans                                                   $  8,096       $  7,240               $ 16,301      $ 14,478
Investment securities                                      7,254          6,416                 15,121        12,251
Federal funds sold and
 interest bearing deposits                                   200            376                    424         1,062
                                                        --------       --------               --------      --------
Total interest income                                     15,550         14,032                 31,846        27,791
                                                        --------       --------               --------      --------
INTEREST EXPENSE
Deposits                                                   6,355          7,825                 14,088        15,269
Sexurities sold under agreements
 to repurchase                                               520            433                  1,114           866
Long-term borrowings and
 subordinated debt                                           804            915                  1,610         1,906
                                                        --------       --------               --------      --------
Total interest expense                                     7,679          9,173                 16,812        18,041
                                                        --------       --------               --------      --------
Net interest income                                        7,871          4,859                 15,034         9,750
PROVISION FOR LOAN LOSSES                                    654             75                    804           150
                                                        --------       --------               --------      --------
Net interest income after
 provision for loan losses                                 7,217          4,784                 14,230         9,600
                                                        --------       --------               --------      --------
NON-INTEREST INCOME
Service charges on deposits accounts                         138            183                    293           364
Investment securities gains                                   20             --                     78           125
Other income                                                 219            208                    472           417
                                                        --------       --------               --------      --------
Total non-interest income                                    377            391                    843           906
                                                        --------       --------               --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits                             2,417          2,142                  4,816         4,376
Net occupancy expense                                        507            440                  1,045           916
Equipment expense                                             97             98                    192           200
FDIC assessment                                              132             20                    238            40
Data processing expense                                      110             99                    221           195
Other                                                        714            727                  1,375         1,252
                                                        --------       --------               --------      --------
Total non-interest expense                                 3,977          3,526                  7,887         6,979
                                                        --------       --------               --------      --------
Income before provision for taxes                          3,617          1,649                  7,186         3,527
Provision for income taxes                                   975            629                  1,895         1,407
                                                        --------       --------               --------      --------
Net income                                              $  2,642       $  1,020               $  5,291      $  2,120
                                                        ========       ========               ========      ========
Net income per share:
 Basic                                                  $    .37       $    .15               $    .75      $    .31
                                                        ========       ========               ========      ========
 Diluted                                                $    .37       $    .15               $    .75      $    .30
                                                        ========       ========               ========      ========
Number of shares used to compute net income per share:
 Basic                                                     7,054          6,948                  7,054         6,922
                                                        ========       ========               ========      ========
 Diluted                                                   7,055          6,958                  7,055         6,957
                                                        ========       ========               ========      ========
Dividends per share                                     $    .10       $    .09               $    .10      $    .09
                                                        ========       ========               ========      ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (In Thousands)
                                   (Unaudited)


                                                                                      ACCUMULATED
                                                          STOCK     ADDITIONAL          OTHER
                                             COMMON        PAR       PAID-IN         COMPREHENSIVE     RETAINED       TREASURY
                                             SHARES       VALUE      CAPITAL           LOSS, NET       EARNINGS        STOCK
                                             ------       -----      --------          ----------      --------       --------
BALANCE AT JANUARY 1, 2007                    7,698        $770       $90,659            $ (4,772)     $ 37,285        $ (8,165)
Adoption of FIN 48                                                                                          965
Adjusted balance at January 1, 2007                                                                      38,250
Net income                                                                                                2,120
Exercise of stock options                                                 (17)                                            1,610
Other comprehensive loss net
 of reclassification adjustment
 and taxes                                                                                 (3,069)

Comprehensive loss

Cash dividends                                                                                             (620)
                                             ------        ----       -------            --------      --------        --------
BALANCE AT JUNE 30, 2007                      7,698        $770       $90,642            $ (7,841)     $ 39,750        $ (6,555)
                                             ======        ====       =======            ========      ========        ========

BALANCE AT JANUARY 1, 2008                    7,698        $770       $90,986            $ (3,439)     $ 42,352        $ (6,411)
Net income                                                                                                5,291
Other comprehensive loss net
 of reclassification adjustment
 and taxes                                                                                (16,447)

Comprehensive loss

Cash dividends                                                                                             (703)
                                             ------        ----       -------            --------      --------        --------
BALANCE AT JUNE 30, 2008                      7,698        $770       $90,986            $(19,886)     $ 46,940        $ (6,411)
                                             ======        ====       =======            ========      ========        ========


                                                                     TOTAL
                                             COMPREHENSIVE        STOCKHOLDERS'
                                                   LOSS              EQUITY
                                             -------------       -------------
BALANCE AT JANUARY 1, 2007                                           $115,777
Adoption of FIN 48                                                        965
                                                                     --------
Adjusted balance at January 1, 2007                                   116,742
Net income                                         2,120                2,120
Exercise of stock options                                               1,593
Other comprehensive loss net
 of reclassification adjustment
 and taxes                                        (3,069)              (3,069)
                                                --------
Comprehensive loss                              $   (949)
                                                ========
Cash dividends                                                           (620)
                                                                     --------
BALANCE AT JUNE 30, 2007                                             $116,766
                                                                     ========

BALANCE AT JANUARY 1, 2008                                           $124,258
Net income                                         5,291                5,291
Other comprehensive loss net
 of reclassification adjustment
 and taxes                                       (16,447)             (16,447)
                                                --------
Comprehensive loss                              $(11,156)
                                                ========
Cash dividends                                                           (703)
                                                                     --------
BALANCE AT JUNE 30, 2008                                             $112,399
                                                                     ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                             -------------------------------------
                                                                                                  2008                  2007
                                                                                                 ------                ------
  Cash flows from operating activities:
Net income                                                                                    $     5,291           $     2,120
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
Realized gains on investment securities                                                               (78)                 (125)
Net (accretion) of premiums of
 investment securities                                                                                (59)                 (845)
Depreciation and amortization                                                                         318                   360
Provision for loan losses                                                                             804                   150
Decrease (increase) in accrued interest receivable                                                    455                  (837)
Increase in other assets                                                                           (9,719)                 (742)
Decrease in accrued interest payable
  and other liabilities                                                                            (3,595)               (3,883)
                                                                                              -----------           -----------
 Net cash used in operating activities                                                             (6,583)               (3,802)
                                                                                              -----------           -----------

  Cash flows from investing activities:
Investment securities available for sale
 Purchases                                                                                     (2,049,002)             (819,862)
 Sales, maturities and calls                                                                    2,116,727               780,248
Investment securities held to maturity
 Maturities                                                                                            11                    70
Net increase in loans                                                                             (25,521)               (9,908)
Acquisition of premises and equipment                                                                 (30)                 (706)
                                                                                              -----------           -----------
Net cash provided by (used in) investing activities                                                42,185               (50,158)
                                                                                              -----------           -----------

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                          -------------------------------------
                                                                                              2008                    2007
                                                                                             ------                  ------
  Cash flows from financing activities:
Net increase in non interest bearing deposits                                                   3,239                     727
Net (decrease) increase in interest bearing deposits                                          (34,165)                 94,860
Decrease in securities sold under agreements
 to repurchase                                                                                (20,910)                (32,930)
Proceeds from long term debt                                                                   25,000                   1,000
Repayment of long term debt                                                                    (6,465)                (15,455)
Proceeds from exercise of common stock options                                                     --                   1,593
Dividends paid                                                                                   (703)                   (620)
                                                                                             --------                --------
Net cash (used in) provided by financing activities                                           (34,004)                 49,175
                                                                                             --------                --------

  Net increase (decrease) in cash and cash equivalents                                          1,598                  (4,785)
  Cash and cash equivalents at beginning of period                                             47,193                  24,311
                                                                                             --------                --------
  Cash and cash equivalents at end of period                                                 $ 48,791                $ 19,526
                                                                                             ========                ========

Supplemental disclosure of cash flow information:
  Cash used to pay interest                                                                  $ 20,029                $ 20,484
  Cash used to pay taxes, net of refunds                                                     $  1,690                $  1,785



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

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

         We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2008 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

NOTE 2.  TRUST PREFERRED SECURITIES.

         As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 5.62%.

         On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 4.59%.

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

         The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII. This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements." The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN46(R). Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

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

                                                                     FOR THE THREE MONTHS ENDED
                                       --------------------------------------------------------------------------------------
                                                    JUNE 30, 2008                                   JUNE 30, 2007
                                       ---------------------------------------        ---------------------------------------
                                          Income       Shares        Per share          Income          Shares      Per share
                                       (numerator)   (denominator)    amount          (numerator)   (denominator)    amount
                                       -----------   -------------   ---------        -----------   -------------   ---------
                                                                (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                    $2,642          7,054          $.37            $1,020           6,948         $.15
Effect of dilutive securities
 Options                                     --              1           .--                --              10          .--
                                         ------          -----          ----            ------           -----         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                    $2,642          7,055          $.37            $1,020           6,958         $.15
                                         ======          =====          ====            ======           =====         ====

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. - (CONTINUED)

                                                                    FOR THE SIX MONTHS ENDED
                                       --------------------------------------------------------------------------------------
                                                    JUNE 30, 2008                                 JUNE 30, 2007
                                       --------------------------------------        -----------------------------------------
                                          Income      Shares        Per share          Income          Shares      Per share
                                       (numerator)  (denominator)    amount          (numerator)   (denominator)    amount
                                       -----------  -------------   ---------        -----------   -------------   ---------
                                                                (In thousands, except per share data)
Basic earnings per share
 Net income available to
  common stockholders                    $5,291          7,054         $.75            $2,120           6,922         $.31
Effect of dilutive securities
 Options                                     --              1          .--                --              35          .01
                                         ------          -----         ----            ------           -----         ----
Diluted earnings per share
 Net income available to
  common stockholders plus
  assumed conversions                    $5,291          7,055         $.75            $2,120           6,957         $.30
                                         ======          =====         ====            ======           =====         ====


NOTE 4. LOAN PORTFOLIO

         The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

                                                           JUNE 30, 2008                 DECEMBER 31, 2007
                                                     ------------------------        ------------------------
                                                                     % OF                           % OF
                                                           AMOUNT    TOTAL                AMOUNT     TOTAL
                                                           ------    -----                ------    ------
                                                                       (Dollars in thousands)
Commercial and professional loans                        $ 61,501     13.3%             $ 76,132     17.4%
Secured by real estate
  1-4 family                                              140,179     30.4               142,140     32.6
  Multi family                                              3,282      0.7                 3,506      0.8
  Non-residential (commercial)                            255,592     55.4               212,850     48.8
Consumer                                                    1,109      0.2                 1,691      0.4
                                                         --------    -----              --------    -----
Total loans                                               461,663    100.0%              436,319    100.0%
                                                                     =====                          =====
Deferred loan fees                                         (1,292)                        (1,534)
Allowance for loan losses                                  (5,052)                        (4,183)
                                                         --------                       --------
Loans, net                                               $455,319                       $430,602
                                                         ========                       ========

         Total non-performing loan assets, comprised of non-accrual and delinquent loans, were $305,000 and $467,000 as of June 30, 2008 and December 31, 2007, respectively. Non-accrual loans totalled $141,000 and $153,000, and loans contractually past due 90 days or more but still accruing interest were $164,000 and $314,000 at June 30, 2008 and December 31, 2007, respectively.

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. DEPOSITS

         The following table summarizes the composition of the average balances of major deposit categories:

                                JUNE 30, 2008                DECEMBER 31, 2007
                            --------------------            --------------------
                            AVERAGE      AVERAGE             AVERAGE    AVERAGE
                             AMOUNT       YIELD               AMOUNT     YIELD
                             ------       -----               ------     -----
                                            (Dollars in thousands)

Demand deposits               $ 54,683      --                $ 50,647      --
NOW and money market            44,557    1.78%                 29,984    0.76%
Savings deposits               266,343    3.15                 261,065    3.83
Time deposits                  456,976    4.17                 449,754    4.83
                              --------    ----                --------    ----
Total deposits                $822,559    3.30%               $791,450    4.04%
                              ========    ====                ========    ====


NOTE 6. COMPREHENSIVE INCOME

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME" which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

                                                                   FOR THE SIX MONTHS ENDED
                              ------------------------------------------------------------------------------------------------
                                                 JUNE 30, 2008                                     JUNE 30, 2007
                              ----------------------------------------------       -------------------------------------------
                                                      TAX                                              TAX
                                 BEFORE TAX        (EXPENSE)      NET OF TAX         BEFORE TAX      (EXPENSE)      NET OF TAX
                                   AMOUNT           BENEFIT         AMOUNT             AMOUNT         BENEFIT         AMOUNT
                                ------------      -----------    ------------       ------------    -----------     -----------
                                                                         (In thousands)
Unrealized (losses)
gains on investment
securities:

Unrealized holding
losses arising during
period                            $(27,630)        $ 11,106       $(16,524)           $(5,326)        $2,111        $ (3,215)

Less reclassification
adjustment for gains
realized in net income                  78              (31)            47                125            (50)             75
                                  --------         --------       --------           --------         ------        --------
Unrealized loss on
investment securities              (27,552)          11,075        (16,477)            (5,201)         2,061          (3,140)
Change in minimum
pension liability                       30               --             30                 71             --              71
                                  --------         --------       --------           --------         ------        --------
Other comprehensive
income (loss), net                $(27,522)        $ 11,075       $(16,447)          $ (5,130)        $2,061        $ (3,069)
                                  ========         ========       ========           ========         ======        ========


                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  ACCOUNTING FOR STOCK BASED COMPENSATION

         At June 30, 2008, the Company has one stock-based employee compensation plan. The Company accounts for the plan in accordance with SFAS No. 123(R), "Share Based Payment". Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

         The Company did not grant stock options, nor did any stock options vest during the six-month periods ended June 30, 2008 and 2007, as a result of which, no stock based compensation expense was recorded in either of those periods. The disclosures required under SFAS No. 123(R) are omitted due to materiality.

NOTE 8. EMPLOYEE BENEFIT PLANS

         The Company has a Retirement Income Plan (the "Plan"), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with FASB Statement 132(R), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106."

                                               FOR THE                              FOR THE
                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              JUNE 30,                             JUNE 30,
                                  --------------------------------   ------------------------------------
                                        2008             2007              2008              2007
                                  ---------------   --------------   ----------------   -----------------

Service cost                           $ 105,250          $90,750          $ 210,500        $ 181,500
Interest cost                             54,750           43,500            109,500           87,000
Expected return on plan assets           (62,250)         (46,000)          (124,500)         (92,000)
Amortization and Deferral:
 Prior service cost                        4,500            4,500              9,000            9,000
 Loss                                     10,750           11,750             21,500           23,500
                                       ---------        ---------          ---------        ---------
Net periodic pension cost              $ 113,000        $ 104,500          $ 226,000        $ 209,000
                                       =========        =========          =========        =========

         The Pension Protection Act of 2006 (the "PPA") changes the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities. In order to avoid these restrictions, during the fiscal year ending December 31, 2008, we expect to contribute approximately $869,000 to the Plan, of which $674,500 has been paid through June 30, 2008. In July 2008, another payment of $97,000 was made. During the first half of 2007, we contributed approximately $205,000 to the Plan.

NOTE 9.  FAIR VALUE MEASUREMENTS

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


                                                         FAIR VALUE MEASUREMENT USING
                                ---------------------------------------------------------------------------
                                  QUOTED PRICES IN       SIGNIFICANT
                                   ACTIVE MARKETS           OTHER          SIGNIFICANT
                                   FOR IDENTICAL         OBSERVABLE        UNOBSERVABLE        BALANCE
                                 ASSETS/LIABILITIES        INPUTS             INPUTS           JUNE 30,
                                      (LEVEL 1)          (LEVEL 2)          (LEVEL 3)            2008
                                 ------------------      -----------       ------------        --------
                                                            (Dollars in thousands)
ASSETS
Investment securities
available for sale                     $ 9,625            $339,230           $166,071          $514,926
                                       -------            --------           --------          --------
  Total assets                         $ 9,625            $339,230           $166,071          $514,926
                                       =======            ========           ========          ========

                     BERKSHIRE BANCORP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. - (CONTINUED)

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS USING SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)

         The table below presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

                                                              INVESTMENT
                                                              SECURITIES
                                                              AVAILABLE
(Dollars in thousands)                                         FOR SALE
                                                          -------------------

Balance, January 1, 2008                                       $184,597
Total gains/losses (realized/unrealized)
 Included in earnings (or changes in net assets)                     --
 Included in other comprehensive income                         (14,198)
Purchases, Sales, Issuances and Settlements                       7,122
Redemptions                                                     (11,450)
Interest                                                             --
Capital deductions for operating expenses                            --
                                                               --------
Balance, June 30, 2008                                         $166,071
                                                               ========

The amount of total gains or losses for the
period included in earnings (or changes in net
assets) attributable to the change in unrealized
gains or losses relating to assets still held at
June 30, 2008
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

         SFAS No. 159 was adopted by the Company on January 1, 2008, concurrent with the adoption of SFAS No. 157. At June 30, 2008, the Company has not elected the fair value measurement option for any of its assets or liabilities.

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

         With the adoption of "SFAS" No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of December 31, 2007, the Company completed its annual testing, which determined that no impairment charge was necessary. During the six months ended June 30, 2008, there was no evidence of any impairment indicators.

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

                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------------------
                                                            2008                                         2007
                                         -------------------------------------------   ---------------------------------------
                                                          INTEREST                                     INTEREST
                                          AVERAGE           AND           AVERAGE        AVERAGE         AND          AVERAGE
                                          BALANCE         DIVIDENDS      YIELD/RATE      BALANCE       DIVIDENDS    YIELD/RATE
                                         ----------       ---------      ----------    ----------      ---------    ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                $  456,232       $  8,096             7.10%   $  379,449      $  7,240          7.63%
Investment securities                       541,773          7,254             5.36       553,461         6,416          4.64
Other (2)(5)                                 36,951            200             2.17        30,087           376          5.00
                                         ------------     ----------     ------------  ------------    ----------     ---------
Total interest-earning assets             1,034,956         15,550             6.01       962,997        14,032          5.83
                                                                         ------------                                 ---------
Noninterest-earning assets                   39,946                                        45,394
                                         ------------                                  ------------
Total Assets                             $1,074,902                                    $1,008,391
                                         ============                                  ============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                   299,143          1,921             2.57%      291,027         2,541          3.49%
Time deposits                               466,044          4,434             3.81       439,936         5,284          4.80
Other borrowings                            126,183          1,324             4.20        96,849         1,348          5.57
                                         ------------     ----------     ------------  ------------    ----------     ---------
Total interest-bearing
 liabilities                                891,370          7,679             3.45       827,812         9,173          4.43
                                                          ----------     ------------                   ---------     ---------

Demand deposits                              55,546                                        50,438
Noninterest-bearing liabilities               4,582                                        11,010
Stockholders' equity (5)                    123,404                                       119,131
                                         ------------                                  ------------

Total liabilities and
 stockholders' equity                    $1,074,902                                    $1,008,391
                                         ============                                  ============

Net interest income                                          7,871                                        4,859
                                                          ==========                                   ==========

Interest-rate spread (3)                                                       2.56%                                     1.40%
                                                                         ============                                 =========

Net interest margin (4)                                                        3.04%                                     2.02%
                                                                         ============                                 =========

Ratio of average interest-earning
assets to average interest bearing
liabilities                                    1.16                                          1.16
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

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------------------------------------------------------
                                                            2008                                         2007
                                         -------------------------------------------   ---------------------------------------
                                                          INTEREST                                     INTEREST
                                          AVERAGE           AND           AVERAGE        AVERAGE         AND          AVERAGE
                                          BALANCE         DIVIDENDS      YIELD/RATE      BALANCE       DIVIDENDS    YIELD/RATE
                                         ----------       ---------      ----------    ----------      ---------    ----------
                                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)                                $  451,626       $ 16,301             7.22%   $  378,189      $ 14,478          7.66%
Investment securities                       545,124         15,121             5.55       530,669        12,251          4.62
Other (2)(5)                                 31,420            424             2.70        42,165         1,062          5.04
                                         ------------     ----------     ------------  ------------    ----------     ---------
Total interest-earning assets             1,028,170         31,846             6.12       951,023        27,791          5.84
                                                                         ------------                                 ---------
Noninterest-earning assets                   46,810                                        45,314
                                         ------------                                  ------------
Total Assets                             $1,074,980                                    $  996,337
                                         ============                                  ============

INTEREST-BEARING LIABILITIES:
Interest bearing deposits                   310,900          4,570             2.94%      282,127         4,861          3.45%
Time deposits                               456,976          9,518             4.17       432,463        10,408          4.81
Other borrowings                            120,308          2,724             4.53       101,732         2,772          5.45
                                         ------------     ----------     ------------  ------------    ----------     ---------
Total interest-bearing
 liabilities                                888,184         16,812             3.79       816,322        18,041          4.42
                                                          ----------     ------------                  ----------     ---------

Demand deposits                              54,683                                        49,358
Noninterest-bearing liabilities              10,546                                        12,273
Stockholders' equity (5)                    121,567                                       118,384
                                         ------------                                  ------------

Total liabilities and
 stockholders' equity                    $1,074,980                                    $  996,337
                                         ============                                  ============

Net interest income                                         15,034                                        9,750
                                                          ==========                                   ==========

Interest-rate spread (3)                                                       2.33%                                     1.42%
                                                                         ============                                 =========

Net interest margin (4)                                                        2.92%                                     2.05%
                                                                         ============                                 =========

Ratio of average interest-earning
assets to average interest bearing
liabilities                                    1.16                                          1.17
                                         =============                                 ============

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007.

GENERAL. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one indirect wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank. The Bank is headquartered in Manhattan and has twelve branch locations; seven branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey.

NET INCOME. Net income for the three-month period ended June 30, 2008 increased by $1.62 million to $2.64 million, or $.37 per share, from $1.02 million, or $.15 per share, for the three-month period ended June 30, 2007. Net income for the six-month period ended June 30, 2008 increased by $3.17 million to $5.29 million, or $.75 per share, from $2.12 million, or $.30 per share, for the six-month period ended June 30, 2007.

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

         For the quarter ended June 30, 2008, net interest income increased by $3.01 million to $7.87 million from $4.86 million for the quarter ended June 30, 2007. The quarter over quarter increase in net interest income was primarily due to the 98 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.45% in the 2008 quarter from 4.43% in the 2007 quarter, and further benefited by the 18 basis point increase in average yields earned on the average amounts of interest-earning assets to 6.01% in the 2008 quarter from 5.83% in the 2007 quarter. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 116 basis points to 2.56% for the three months ended June 30, 2008 from 1.40% for the three months ended June 30, 2007.

         For the six-month period ended June 30, 2008, net interest income increased by $5.28 million to $15.03 million from $9.75 million for the six-month period ended June 30, 2007. The period over period increase in net interest income was primarily due to the 63 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.79% in the 2008 six-month period from 4.42% in the 2007 six-month period, and further benefited by the 28 basis point increase in the average yields earned on the average amounts of interest-earning assets to 6.12% from 5.84% in the 2008 and 2007 six-month periods, respectively. The Company's interest-rate spread increased by 91 basis points to 2.33% in the 2008 period from 1.42% in the 2007 period.

NET INTEREST MARGIN. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 102 basis points to 3.04% for the quarter ended June 30, 2008 from 2.02% for the quarter ended June 30, 2007. Net interest margin increased by 87 basis points to 2.92% in the six-months ended June 30, 2008 from 2.05% in the six-months ended June 30, 2007. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The increase in net interest margin during fiscal year 2008 is primarily due to the increase in net interest income as discussed above and by the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

         The average amount of loans in our loan portfolio increased by $76.78 million and $73.44 million during the three and six month-periods ended June 30, 2008, respectively, to $456.23 million and $451.63 million, respectively, from $379.45 million and $378.19 million during the three and six-month periods ended June 30, 2007, respectively. The average amount of investment securities in our portfolio decreased by $11.69 million to $541.77 million in the three months ended June 30, 2008 from $553.46 million in the three months ended June 30, 2007, and increased by $14.46 million to $545.12 million in the six months ended June 30, 2008 from $530.67 million in the three months ended June 30, 2007. The average yields earned on investment securities increased to 5.36% and 5.55% during the three and six months ended June 30, 2008, respectively, from 4.64% and 4.62% during the three and six months ended June 30, 2007, respectively.

INTEREST INCOME. Total interest income for the quarter ended June 30, 2008 increased by $1.52 million to $15.55 million from $14.03 million for the quarter ended June 30, 2007. Total interest income increased by $4.06 million to $31.85 million for the six months ended June 30, 2008 from $27.79 million for the six months ended June 30, 2007.

         The following tables present the composition of interest income for the indicated periods:

                               ------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                                 INTEREST     % OF             INTEREST     % OF
                                  INCOME      TOTAL             INCOME      TOTAL
                                        (In thousands, except percentages)
Loans                             $ 8,096     52.06%            $ 7,240     51.60%
Investment Securities               7,254     46.65               6,416     45.72
Other                                 200      1.29                 376      2.68
                                  -------    ------             -------    ------
Total Interest Income             $15,550    100.00%            $14,032    100.00%


                               --------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                                 INTEREST     % OF             INTEREST     % OF
                                  INCOME      TOTAL             INCOME      TOTAL
                                        (In thousands, except percentages)
Loans                             $16,301     51.19%            $14,478     52.10%
Investment Securities              15,121     47.48              12,251     44.08
Other                                 424      1.33               1,062      3.82
                                  -------    ------             -------    ------
Total Interest Income             $31,846    100.00%            $27,791    100.00%

         Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 44.1% and 43.9% of total average interest-earning assets during the three and six months ended June 30, 2008, respectively, from 39.4% and 39.8% during the three and six months ended June 30, 2007, respectively. Investment securities comprised 52.4% and 53.0% of total average interest-earning assets during the three and six-month periods ended June 30, 2008, respectively, from 57.5% and 55.8% during the three and six-month periods ended June 30, 2007, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

         At June 30, 2008, our portfolio of investment securities included approximately $166.1 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 90 days for the securities in our portfolio.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve. As a result of the timing of the recent auction failures beginning in February 2008, we recorded an unrealized loss in accordance with SFAS No. 115, "Accounting for Certain Debt and Equity Securities," totalling approximately $14.2 million as of June 30, 2008. Based on the fair market value of the auction rate securities and an analysis of other-than-temporary impairment factors, including, but not limited to, whether the credit ratings of the issuers or the insurers deteriorate, or the collateral of the securities deteriorates, we determined that none of the auction rate securities are other-than-temporarily impaired.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or ability to execute our current business plan.

INTEREST EXPENSE. Total interest expense for the quarter ended June 30, 2008 decreased by $1.49 million to $7.68 million from $9.17 million for the quarter ended June 30, 2007. The decrease in interest expense was primarily due to the 98 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.45% in the 2008 quarter from 4.43% in the 2007 quarter, partially offset by the increase in the average amount of interest-bearing liabilities to $891.37 million from $$827.81 million for the quarters ended June 30, 2008 and 2007, respectively.

         Total interest expense for the six-month period ended June 30, 2008 decreased by $1.23 million to $16.81 million from $18.04 million for the six-month period ended June 30, 2007. The decrease in interest expense was primarily due to the 63 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.79% in the 2008 six-month period from 4.42% in the 2007 six-month periods, partially offset by the increase in the average amount of interest-bearing liabilities to $$888.18 million from $816.32 million for the six months ended June 30, 2008 and 2007, respectively.

         The following tables present the components of interest expense as of the dates indicated:


                               ------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                                 INTEREST     % OF             INTEREST     % OF
                                  INCOME      TOTAL             INCOME      TOTAL
                                        (In thousands, except percentages)
Interest-Bearing Deposits         $ 1,921     25.02%             $2,541     27.70%
Time Deposits                       4,434     57.74               5,284     57.60
Other Borrowings                    1,324     17.24               1,348     14.70
                                 --------    ------            --------    ------
Total Interest Expense            $ 7,679    100.00%             $9,173    100.00%


                               --------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                                 INTEREST     % OF             INTEREST     % OF
                                  INCOME      TOTAL             INCOME      TOTAL
                                        (In thousands, except percentages)
Interest-Bearing Deposits        $  4,570     27.18%            $ 4,861     26.94%
Time Deposits                       9,518     56.62              10,408     57.69
Other Borrowings                    2,724     16.20               2,772     15.37
                                 --------    ------             -------    ------
Total Interest Expense           $ 16,812    100.00%            $18,041    100.00%


NON-INTEREST INCOME. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2008, non-interest income amounted to $377,000 and $843,000, respectively, compared to non-interest income of $391,000 and $906,000 for the three and six months ended June 30, 2007 and 2008, respectively.

NON-INTEREST EXPENSE. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2008 was $3.98 million and $7.89 million, respectively, compared to $3.53 million and $6.98 million for the three and six month-periods ended June 30, 2007, respectively. The largest component of non-interest expense are salaries and employee benefits which have increased to $2.42 million and $4.82 million in the three and six-month periods ended June 30, 2008, respectively, from $3.53 million and $6.98 million in the three and six month periods ended June 30, 2007. The increase is primarily due to the expansion of our business. We have added personnel to maintain and enhance customer service levels and to insure our compliance with various regulatory matters.

         The following tables present the components of non-interest expense as of the dates indicated:


                               ------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                               NON-INTEREST   % OF           NON-INTEREST     % OF
                                  INCOME      TOTAL             INCOME        TOTAL
                                        (In thousands, except percentages)
Salaries and Employee Benefits    $ 2,417     60.77%            $ 2,142     60.74%
Net Occupancy Expense                 507     12.75                 440     12.48
Equipment Expense                      97      2.44                  98      2.78
FDIC Assessment                       132      3.32                  20      0.57
Data Processing Expense               110      2.77                  99      2.81
Other                                 714     17.95                 727     20.62
                                  -------    ------             -------    ------
Total Non-Interest Expense        $ 3,977    100.00%            $ 3,526    100.00%


                               --------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                               ------------------------------------------------------
                                         2008                         2007
                               -------------------------     ------------------------
                               NON-INTEREST   % OF           NON-INTEREST     % OF
                                  INCOME      TOTAL             INCOME        TOTAL
                                        (In thousands, except percentages)
Salaries and Employee Benefits    $ 4,816     61.07%            $ 4,376     62.70%
Net Occupancy Expense               1,045     13.25                 916     13.13
Equipment Expense                     192      2.43                 200      2.87
FDIC Assessment                       238      3.02                  40      0.57
Data Processing Expense               221      2.80                 195      2.79
Other                               1,375     17.43               1,252     17.94
                                  -------    ------             -------    ------
Total Non-Interest Expense        $ 7,887    100.00%            $ 6,979    100.00%


PROVISION FOR INCOME TAX. During the three and six-month periods ended June 30, 2008, the Company recorded income tax expense of $975,000 and $1.90 million, respectively, compared to income tax expense of $629,000 and $1.41 million, respectively, for the three and six-month periods ended June 30, 2007. The tax provisions for federal, state and local taxes recorded for the first six months of 2008 and 2007 represent effective tax rates of 26.37% and 39.89%, respectively. The decrease in the effective tax rate in the 2008 period compared to the 2007 period is primarily due to the tax-free income earned on certain of the auction rate securities in our investment portfolio. The effective tax rate for the three months ended June 30, 2008 and 2007 were 26.95% and 38.14%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2008 is due to the tax-free income earned on certain of the auction rate securities in our investment portfolio.

ISSUER PURCHASES OF EQUITY SECURITIES

         On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through June 30, 2008, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first and second quarters of 2008. At June 30, 2008, there were 501,091 shares of Common Stock which may yet be purchased under our stock purchase plan.

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

                                                                           BERKSHIRE BANCORP INC.
                                                             INTEREST RATE SENSITIVITY GAP AT JUNE 30, 2008
                                                                 (IN THOUSANDS, EXCEPT FOR PERCENTAGES)
                                            ----------------------------------------------------------------------------------
                                              3 MONTHS         3 THROUGH        1 THROUGH          OVER
                                               OR LESS         12 MONTHS         3 YEARS          3 YEARS            TOTAL
                                            -------------    -------------    -------------    -------------     -------------
Federal funds sold                             22,250                 --               --               --            22,250
                                  (Rate)         2.39%                                                                  2.39
Interest bearing deposits in banks             17,735                 --               --               --            17,735
                                  (Rate)         2.23%                                                                  2.23%
Loans (1)(2)
Adjustable rate loans                         124,332             15,689           25,236           45,118           210,375
                                  (Rate)         6.74%              6.87%            6.82%            7.15%             6.85%
Fixed rate loans                                9,592             26,690           37,644          177,362           251,288
                                  (Rate)         6.56%              6.67%            8.05%            6.30%             6.61%
                                            ---------          ---------        ---------        ---------        ----------
Total loans                                   133,924             42,379           62,880          222,480           461,663
Investments (3)(4)                            270,572             14,725           37,811          223,581           546,689
                                  (Rate)         5.39%              6.00%            4.85%            5.55%             5.43%
                                            ---------          ---------        ---------        ---------        ----------
Total rate-sensitive assets                   444,481             57,104          100,691          446,061         1,048,337
                                            ---------          ---------        ---------        ---------        ----------
Deposit accounts (5)
Savings and NOW                               264,417                 --               --               --           264,417
                                  (Rate)         2.46%                                                                  2.46%
Money market                                   31,752                 --               --               --            31,752
                                  (Rate)         1.95%                                                                  1.95%
Time Deposits                                 308,083            157,546            1,251            2,196           469,076
                                  (Rate)         3.68%              3.18%            2.87%            1.80%             3.50%
                                            ---------          ---------        ---------        ---------        ----------
Total deposit accounts                        604,252            157,546            1,251            2,196           765,245
Repurchase Agreements                          13,932                 --               --           42,000            55,932
                                  (Rate)         2.05%                                                4.12%             3.60%
Other borrowings                                  718              5,675           22,533           43,897            72,823
                                  (Rate)         3.15%              2.76%            5.37%            4.69%             4.73%
                                            ---------          ---------        ---------        ---------        ----------
Total rate-sensitive liabilities              618,902            163,221           23,784           88,093           894,000
                                            ---------          ---------         --------        ---------        ----------
Interest rate caps                             40,000                                  --          (40,000)               --
Gap (repricing differences)                  (214,421)          (106,117)          76,907          397,968           154,337
                                            =========          =========        =========        =========        ==========

Cumulative Gap                               (214,421)          (320,538)        (243,631)         154,337
                                            =========          =========        =========        =========
Cumulative Gap to Total Rate Sensitive
Assets                                         (20.45)%           (30.58)%         (23.24)%          14.72%
                                            =========          =========        =========        =========

     -------------------------------
     (1) Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled according to their maturity dates.
     (2)    Includes nonaccrual loans.
     (3) Investments are scheduled according to their respective repricing (variable rate investments) and maturity (fixed rate securities) dates.
     (4)    Investments are stated at book value.
     (5) NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

         The allowance for loan losses has been determined in accordance with U.S. GAAP, principally "SFAS" No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15," as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

         As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, management believes the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in the New York metropolitan area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Management believes the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans and our charge-off experience. Based upon our analysis, we added $804,000 to the allowance for loan losses for the six months ended June 30, 2008.

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


         The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                             -------------------------       --------------------------
                                                2008            2007            2008            2007
                                                ----            ----            ----            ----

Average loans outstanding                    $456,232       $379,449         $451,626       $378,189
                                             ========       ========         ========       ========
Allowance at beginning of period                4,398          3,848            4,183          3,771
Charge-offs:
 Commercial and other loans                        --             --                1             --
 Real estate loans                                 --             --               --             --
                                             --------       --------         --------       --------
  Total loans charged-off                          --             --                1             --
                                             --------       --------         --------       --------
Recoveries:
 Commercial and other loans                        --              5               66              7
 Real estate loans                                 --             --               --             --
                                             --------       --------         --------       --------
  Total loans recovered                            --              5               66              7
                                             --------       --------         --------       --------
  Net recoveries (charge-offs)                     --              5               65              7
                                             --------       --------         --------       --------
Provision for loan losses
 charged to operating expenses                    654             75              804            150
                                             --------       --------         --------       --------
Allowance at end of period                      5,052          3,928            5,052          3,928
                                             --------       --------         --------       --------
Ratio of net recoveries (charge-offs)
 to average loans outstanding                    0.00%          0.00%            0.01%          0.00%
                                             ========       ========         ========       ========
Allowance as a percent of total loans            1.10%          1.03%            1.10%          1.03%
                                             ========       ========         ========       ========
Total loans at end of period                 $460,371       $382,084         $460,371       $382,084
                                             ========       ========         ========       ========

LOAN PORTFOLIO.

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2008 and December 31, 2007, the Company had loans, net of unearned income, of $460.37 million and $434.79 million, respectively, and allowances for loan losses of $5.05 million and $4.18 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

         COMMERCIAL LOANS. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At June 30, 2008 and 2007, approximately $61.50 million and $59.35 million, respectively, or 13.32% and 15.53%, respectively, of the Company's total loan portfolio consisted of such loans.

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

         RESIDENTIAL MORTGAGE LOANS (1 TO 4 FAMILY LOANS). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At June 30, 2008 and 2007, approximately $140.18 million and $136.40 million, respectively, or 30.36% and 35.70%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At June 30, 2008 and 2007, approximately 12.98% and 14.13%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 87.02% and 85.87%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

         The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At June 30, 2008 and 2007, the Company's loan portfolio was comprised of $259.98 million and $186.34 million, respectively, or 56.31% and 48.77%, respectively, of other loan products.

CAPITAL ADEQUACY

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of June 30, 2008, the Bank meets all capital adequacy requirements to which it is subject.

         The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2008 (dollars in thousands):


                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                      FOR CAPITAL       PROMPT CORRECTIVE
                                                   ACTUAL          ADEQUACY PURPOSES    ACTION PROVISIONS
                                              --------------      ------------------   --------------------
                                              AMOUNT   RATIO        AMOUNT   RATIO        AMOUNT    RATIO
                                              ------   -----        ------   -----        ------    -----

JUNE 30, 2008
Total Capital (to Risk-Weighted Assets)
  Company                                    $141,474   18.2%       $62,111   >8.0%           --      N/A
                                                                              -
  Bank                                        109,553   14.5%        60,634   >8.0%       75,793    >10.0%
                                                                              -                     -

Tier I Capital (to Risk-Weighted Assets)
  Company                                     136,422   17.6%        31,056   >4.0%           --      N/A
                                                                              -
  Bank                                        104,500   13.8%        30,317   >4.0%       45,476     >6.0%
                                                                              -                      -

Tier I Capital (to Average Assets)
  Company                                     136,422   12.7%        42,999   >4.0%           --      N/A
                                                                              -
  Bank                                        104,500   10.1%        41,258   >4.0%       51,573     >5.0%
                                                                              -                      -


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

         At June 30, 2008, our portfolio of investment securities included approximately $166.1 million of auction rate securities. These investments have high credit quality ratings of AA or AAA and are fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 90 days for the securities in our portfolio.

         Recent uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities because, in recent auctions, the amount of securities submitted for sale has exceeded the amount of purchase orders. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately greater than 19 years after June 30, 2008) thereby recovering our investment.

         Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or our ability to execute our current business plan.

         For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund operating expenses and to pay stockholder dividends, when and if declared by the Company's Board of Directors. The ability of the Company to meet all of its obligations, including the payment of dividends, is not dependent upon the receipt of dividends from the Bank. At June 30, 2008, the Company had cash of approximately $11.2 million and investment securities with a fair market value of $8.3 million.

         The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $46.65 million at June 30, 2008, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

         At June 30, 2008, the Bank had outstanding contractual commitments of approximately $523.51 million; including $50.14 million of long-term debt, $4.29 million of operating leases, and $469.08 million of time deposits. These commitments include $472.99 million that mature or renew within one year, $25.44 million that mature or renew after one year and within three years, $24.59 million that mature or renew after three years and within five years and $501,000 that mature or renew after five years.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2008, no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2007 Annual Meeting of Stockholders was held on May 15, 2008. Each of the six individuals nominated to serve as directors of the Company was elected by the following votes:

DIRECTOR                  SHARES FOR                 SHARES WITHHELD
--------                  ----------                 ---------------
William L. Cohen           6,782,213                          40,438
Martin A. Fischer          6,782,453                          40,198
Moses Krausz               6,582,337                         240,314
Moses Marx                 6,576,614                         246,037
Steven Rosenberg           6,577,136                         245,515
Randolph B. Stockwell      6,777,834                          44,817


ITEM 6.  EXHIBITS

         Exhibit
         Number      Description
         -------     -----------

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


                                                          BERKSHIRE BANCORP INC.
                                                          ----------------------
                                                                (REGISTRANT)



Date:   August 11, 2008                             By:   /s/ Steven Rosenberg
       -------------------                                ----------------------
                                                          STEVEN ROSENBERG
                                                          PRESIDENT AND CHIEF
                                                          FINANCIAL OFFICER

                                                    EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

31          Certification of Principal Executive
            and Financial Officer pursuant to
            Section 302 Of The Sarbanes-Oxley Act
            of 2002.

32          Certification of Principal Executive
            and Financial Officer pursuant to
            Section 906 Of The Sarbanes-Oxley Act
            of 2002.