Form 10-Q
period 2008-09-30
BERKSHIRE BANCORP INC /DE/
filed 2008-11-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number: 0-13649

BERKSHIRE BANCORP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2563513

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 Broadway, New York, New York	10038

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 791-5362

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

As of November 13, 2008, there were 7,054,183 outstanding shares of the issuer’s Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue” or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the “Company”) to differ materially from the results expressed or implied by the Company’s forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance and the Berkshire Bank’s ability to continue its status as “well capitalized”, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company’s operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in this Quarterly Report and in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from banks	$6,936	$8,614
Interest bearing deposits	58,061	7,579
Federal funds sold	39,500	31,000

Total cash and cash equivalents	104,497	47,193
Investment Securities:
Available-for-sale	298,563	598,961
Held-to-maturity, fair value of $382 in 2008 and $405 in 2007	379	395

Total investment securities	298,942	599,356
Loans, net of unearned income	476,496	434,785
Less: allowance for loan losses	(5,207)	(4,183)

Net loans	471,289	430,602
Accrued interest receivable	6,645	8,602
Premises and equipment, net	8,965	9,362
Goodwill, net	18,549	18,549
Other assets	31,738	6,854

Total assets	$940,625	$1,120,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$48,739	$53,805
Interest bearing	735,956	799,410

Total deposits	784,695	853,215
Securities sold under agreements to repurchase	70,972	76,842
Long term borrowings	47,314	31,607
Subordinated debt	22,681	22,681
Accrued interest payable	4,603	9,089
Other liabilities	3,408	2,826

Total liabilities	933,673	996,260

Stockholders’ equity
Preferred stock - $.01 Par value:	—	—
2,000,000 shares authorized - none issued Common stock - $.10 par value Authorized — 10,000,000 shares Issued — 7,698,285 shares Outstanding — September 30, 2008, 7,054,183 shares December 31, 2007, 7,054,183 shares	770	770
Additional paid-in capital	90,986	90,986
Retained earnings (accumulated deficit)	(41,754)	42,352
Accumulated other comprehensive loss, net	(36,639)	(3,439)
Treasury Stock - at cost September 30, 2008, 644,102 shares December 31, 2007, 644,102 shares	(6,411)	(6,411)

Total stockholders’ equity	6,952	124,258

	$940,625	$1,120,518

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2008	2007	2008	2007

INTEREST INCOME
Loans	$8,296	$7,363	$24,597	$21,841
Investment securities	5,793	7,086	20,914	19,337
Federal funds sold and interest bearing deposits	433	208	857	1,270

Total interest income	14,522	14,657	46,368	42,448

INTEREST EXPENSE
Deposits	5,623	8,281	19,711	23,550
Securities sold under agreements to repurchase	636	462	1,750	1,328
Long-term borrowings and subordinated debt	840	939	2,450	2,845

Total interest expense	7,099	9,682	23,911	27,723

Net interest income	7,423	4,975	22,457	14,725
PROVISION FOR LOAN LOSSES	150	75	954	225

Net interest income after provision for loan losses	7,273	4,900	21,503	14,500

NON-INTEREST INCOME
Service charges on deposits	149	148	442	512
Investment securities gains (losses)	(99)	(39)	(21)	86
Other income	217	236	689	653

Total non-interest income	267	345	1,110	1,251

NON-INTEREST EXPENSE
Salaries and employee benefits	2,395	2,211	7,211	6,587
Net occupancy expense	521	603	1,566	1,519
Equipment expense	97	97	289	297
FDIC assessment	128	23	366	63
Data processing expense	118	111	339	306
Other than temporary impairment charges on securities	94,346	—	94,346	—
Other	847	519	2,222	1,771

Total non-interest expense	98,452	3,564	106,339	10,543

Income (loss) before provision for taxes	(90,912)	1,681	(83,726)	5,208
Provision (benefit) for income taxes	(2,218)	406	(323)	1,813

Net income (loss)	$(88,694)	$1,275	$(83,403)	$3,395

Net income (loss) per share:
Basic	$(12.57)	$.18	$(11.82)	$.49

Diluted	—	$.18	—	$.49

Number of shares used to compute net income (loss) per share:
Basic	7,054	7,051	7,054	6,965

Diluted	7,054	7,052	7,054	6,989

Dividends per share	$—	$—	$.10	$.09

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2008 and 2007
(In Thousands)
(unaudited)

	Common Shares	Stock Par value	Additional paid-in capital	Accumulated other comprehensive loss, net	Retained earnings	Treasury stock	Comprehensive loss	Total stockholders’ equity

Balance at January 1, 2007	7,698	$770	$90,659	$(4,772)	$37,285	$(8,165)		$115,777
Adoption of FIN 48					965			965

Adjusted balance at January 1, 2007					38,250			116,742
Net income					3,395		3,395	3,395
Exercise of stock options			306			1,754		2,060
Other comprehensive loss net of reclassification adjustment and taxes				(350)			(350)	(350)

Comprehensive income loss							$3,045

Cash dividends					(620)			(620)

Balance at September 30, 2007	7,698	$770	$90,965	$(5,122)	$41,025	$(6,411)		$121,227

Balance at January 1, 2008	7,698	$770	$90,986	$(3,439)	$42,352	$(6,411)		$124,258
Net (loss)					(83,403)		(83,403)	(83,403)
Other comprehensive loss net of reclassification adjustment and taxes				(33,200)			(33,200)	(33,200)

Comprehensive loss							$(116,603)

Cash dividends					(703)			(703)

Balance at September 30, 2008	7,698	$770	$90,986	$(36,639)	$(41,754)	$(6,411)		$6,952

The accompanying notes are an integral part of this statement.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(83,403)	$3,395
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized losses (gains) on investment securities	21	(86)
Other than temporary impairment charges on securities	94,346	—
Net (accretion) of premiums of investment securities	(178)	(1,195)
Depreciation and amortization	463	551
Provision for loan losses	954	225
Decrease (increase) in accrued interest receivable	1,957	(738)
(Increase) in other assets	(24,884)	(969)
(Decrease) in accrued interest payable and other liabilities	(3,904)	(2,000)

Net cash used in operating activities	(14,628)	(817)

Cash flows from investing activities:
Investment securities available for sale
Purchases	(2,910,325)	(1,175,702)
Sales, maturities and calls	3,083,334	1,095,769
Investment securities held to maturity
Maturities	16	88
Net increase in loans	(41,641)	(25,843)
Acquisition of premises and equipment	(66)	(747)

Net cash provided by (used in) investing activities	131,318	(106,435)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,

	2008	2007

Cash flows from financing activities:
Net (decrease) increase in non interest bearing deposits	(5,066)	1,126
Net (decrease) increase in interest bearing deposits	(63,454)	138,900
Decrease in securities sold under agreements to repurchase	(5,870)	(20,741)
Proceeds from long term debt	25,000	16,000
Repayment of long term debt	(9,293)	(20,328)
Proceeds from exercise of common stock options	—	2,060
Dividends paid	(703)	(620)

Net cash (used in) provided by financing activities	(59,386)	116,397

Net increase in cash and cash equivalents	57,304	9,145
Cash and cash equivalents - beginning of period	47,193	24,311

Cash and cash equivalents - end of period	$104,497	$33,456

Supplemental disclosure of cash flow information:
Cash used to pay interest	$28,397	$27,547
Cash used to pay taxes, net of refunds	$1,790	$2,945

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

NOTE 1. General

          Berkshire Bancorp Inc., a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956. References herein to “Berkshire”, the “Company” or “we” and similar pronouns, shall be deemed to refer to Berkshire Bancorp Inc. and its consolidated subsidiaries unless the context otherwise requires. Berkshire’s principal activity is the ownership and management of its indirect wholly-owned subsidiary, The Berkshire Bank (the “Bank”), a New York State chartered commercial bank. The Bank is owned through Berkshire’s wholly-owned subsidiary, Greater American Finance Group, Inc. (“GAFG”).

          The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

          We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarter of fiscal 2008 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

NOTE 2. Trust Preferred Securities.

          As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, (“BCTI”). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI’s common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 5.50%.

          On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, (“BCTII”). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII’s common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2005 Debentures”) issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 4.76%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 2. - (continued)

          Based on current interpretations of the banking regulators, the 2004 Debentures and 2005 Debentures (collectively, the “Debentures”) qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance. The Company’s obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI and BCTII under the preferred capital securities sold by BCTI and BCTII to investors. FIN46(R) precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI and BCTII expected residual returns. Accordingly, BCTI and BCTII are not included in the consolidated balance sheet of the Company.

          The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII. This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2009; however, a five year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count Trust Preferred Securities as Tier 1 Capital after applying FIN-46(R). Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

NOTE 3. Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company’s common stock during the period. There is no effect for dilutive shares for the three and nine months ended September 30, 2008 due to the net loss recognized. The following table presents the calculation of earnings per share for the periods indicated:

	For The Three Months Ended

	September 30, 2008			September 30, 2007

	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount

	(In thousands, except per share data)
Basic earnings (loss) per share
Net (loss) income available to common stockholders	$(88,694)	7,054	$(12.57)	$1,275	7,051	$.18
Effect of dilutive securities options	—	—	.—	—	—	.—

Diluted earnings per share
Net (loss) income available to common stockholders plus assumed conversions	—	7,054	.—	$1,275	7,051	$.18

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 3. - (continued)

	For The Nine Months Ended

	September 30, 2008			September 30, 2007

	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount

	(In thousands, except per share data)
Basic earnings (loss) per share
Net (loss) income available to common stockholders	$(83,403)	7,054	$(11.82)	$3,395	6,965	$.49
Effect of dilutive securities options	—	—	.—	—	24	.—

Diluted earnings per share
Net (loss) income available to common stockholders plus assumed conversions	—	7,054	.—	$3,395	6,989	$.49

NOTE 4. Loan Portfolio

          The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated:

	September 30, 2008		December 31, 2007

	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Commercial and professional loans	$79,757	16.7%	$76,132	17.4%
Secured by real estate
1-4 family	140,700	29.4	142,140	32.6
Multi family	3,179	0.7	3,506	0.8
Non-residential	253,634	53.1	212,850	48.8
Consumer	494	0.1	1,691	0.4

Total loans	477,764	100.0%	436,319	100.0%

Deferred loan fees	(1,268)		(1,534)
Allowance for loan losses	(5,207)		(4,183)

Loans, net	$471,289		$430,602

          Total non-performing loan assets, comprised of non-accrual and loans greater than 90 days past due, were $231,000 and $467,000 as of September 30, 2008 and December 31, 2007, respectively. Non-accrual loans totalled $135,000 and $153,000, and loans contractually past due 90 days or more but still accruing interest were $96,000 and $314,000 at September 30, 2008 and December 31, 2007, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 5. Deposits

          The following table summarizes the composition of the average balances of major deposit categories:

	September 30, 2008		December 31, 2007

	Average Amount	Average Yield	Average Amount	Average Yield

	(Dollars in thousands)

Demand deposits	$54,540	—	$50,647	—
NOW and money market	44,024	1.68%	29,984	0.76%
Savings deposits	262,855	2.98	261,065	3.83
Time deposits	454,748	3.90	449,754	4.83

Total deposits	$816,167	3.22%	$791,450	4.04%

NOTE 6. Comprehensive Income (Loss)

          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss), based on the provisions of SFAS No. 130.:

	For The Nine Months Ended

	September 30, 2008			September 30, 2007

	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount

	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during period	$(55,388)	$22,155	$(33,233)	$(773)	$300	$(473)
Less reclassification adjustment for gains (losses) realized in net income	(21)	8	(13)	86	(34)	52

Unrealized loss on investment securities	(55,409)	22,163	(33,246)	(687)	266	(421)
Change in minimum pension liability	46	—	46	71	—	71

Other comprehensive income (loss), net	$(55,363)	$22,163	$(33,200)	$(616)	$266	$(350)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 7. Accounting For Stock Based Compensation

          At September 30, 2008, the Company had one stock-based employee compensation plan. The Company accounts for the plan in accordance with SFAS No. 123(R), “Share Based Payment”. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

          The Company did not grant stock options, nor did any stock options vest during the nine-month periods ended September 30, 2008 and 2007, as a result of which, no stock based compensation expense was recorded in either of those periods. The disclosures required under SFAS No. 123(R) are omitted due to materiality.

NOTE 8. Employee Benefit Plans

          The Company has a Retirement Income Plan (the “Plan”), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106.”

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2008	2007	2008	2007

Service cost	$105,250	$90,750	$315,750	$272,250
Interest cost	54,750	43,500	164,250	130,500
Expected return on plan assets	(62,250)	(46,000)	(186,750)	(138,000)
Amortization and Deferral:
Prior service cost	4,500	4,500	13,500	13,500
Loss	10,750	11,750	32,250	35,250

Net periodic pension cost	$113,000	$104,500	$339,000	$313,500

          The Pension Protection Act of 2006 (the “PPA”) changes the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan’s target liabilities. In order to avoid these restrictions, during the fiscal year ending December 31, 2008, we expect to contribute approximately $869,000 to the Plan, of which $771,500 has been paid through September 30, 2008. In October 2008, another payment of $97,000 was made. During the first three quarters of 2007, we contributed approximately $277,000 to the Plan.

NOTE 9. Fair Value Measurements

          Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and significant to the fair value of the assets or liabilities that are developed using the reporting entities’ estimates and assumptions, which reflect those that market participants would use.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

          A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

Securities Available for Sale

          Securities classified as available for sale are reported using Level 1, Level 2 and Level 3 inputs. Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank and Federal Reserve Bank stock. These securities are stated at par value.

          Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2008

	(Dollars in thousands)

Assets
Investment securities available for sale	$16,352	$217,886	$64,325	$298,563

Total assets	$16,352	$217,886	$64,325	$298,563

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 9. - (continued)

          The above table includes $33.25 million in net unrealized losses on the Company’s available for sale securities. The Company has reviewed its investment portfolio at September 30, 2008, and has determined that the unrealized losses, except as discussed in Note 10, are temporary. Such determination was based upon an evaluation of the creditworthiness of the issuers and/or guarantors, the underlying collateral, if applicable, as well as the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost, as well as certain collateral related characteristics. In addition, management considers the Company’s ability to hold such securities to maturity, if necessary, thereby recovering its investment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

          The following table presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2008	$184,597
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(36,778)
Purchases, Sales, Issuances and Settlements	13,128
Redemptions	(16,450)
Interest	—
Other than temporary impairment expense	(80,172)
Capital deductions for operating expenses	—

Balance, September 30, 2008	$64,325

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. Material Impairments

          On September 7, 2008, the United States Department of the Treasury(“US Treasury”) and the Federal Housing Finance Agency (“FHFA”) announced a plan to place the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) into conservatorship under the authority of the FHFA, a plan which eliminated dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.

          As previously disclosed by the Company, as of June 30, 2008, the Bank held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million, and a $6.9 million corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008. Due to the U.S. Treasury actions and the failure of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million, consisting of $80.15 million related to the auction rate securities; $8.10 million related to the Fannie Mae and Freddie Mac preferred shares and $6.10 million charge for the Lehman Brothers corporate note.

          At September 30, 2008, the other than temporary impairment (“OTTI”) charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code. Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.10 million. The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were considered capital losses under the federal tax code. As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains. A valuation allowance was recorded on the remaining deferred tax asset.

          In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act (the “EESA”) which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses. Due to this change in the tax law, we are currently evaluating the effects of a potential tax benefit in the fourth quarter of 2008. In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which will provide capital from the US Treasury in the form of Preferred Shares. We have applied to participate in this program and initial indications are that we will be approved. Upon such approval, management will review the terms of the transaction and determine if it is in the best interest of the Company to accept the funds.

          As a result of this OTTI charge, the Bank no longer met the definition of a “well capitalized” institution. In order to restore our “well capitalized” position, in October 2008, the Company’s Chairman of the Board and majority stockholder, and two non-affiliated investors, purchased an aggregate of 60,000 shares of our 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the “Preferred Shares”) at $1,000 per share, or $60 million in the aggregate. Each Preferred Share is convertible into 123.153 shares of our Common Stock and redeemable at the option of the Company between April 15, 2009 and October 15, 2010 at a redemption price of $1,100. The transaction was consummated on October 31, 2008. After the sale of the Preferred Shares, we met the definition of “well capitalized” as disclosed in Note 11.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. Capital Adequacy

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and Tier I capital to average assets. As of September 30, 2008, for the reasons discussed in Note 10, the Bank did not meet the capital adequacy requirements to which it is subject.

          The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2008 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total Capital (to Risk-Weighted Assets)
Company	$36,510	5.5%	$52,888	≥8.0%	$—	N/A
Bank	21,921	3.4%	51,454	≥8.0%	64,317	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	31,303	4.7%	26,444	≥4.0%	—	N/A
Bank	16,714	2.6%	25,727	≥4.0%	38,590	≥6.0%
Tier I Capital (to Average Assets)
Company	31,303	2.9%	42,853	≥4.0%	—	N/A
Bank	16,714	1.6%	40,857	≥4.0%	51,072	≥5.0%

          The pro forma impact of the capital infusion, included in the normal 20% risk weighted category, on the Bank’s capital ratios as discussed in Note 10 as of September 30, 2008 is as follows:

	As Reported September 30, 2008	Pro Forma to Give Effect to Capital Infusion	Regulatory Threshold for “Well Capitalized”	Regulatory Threshold for “Adequately Capitalized”

Total Capital to Risk-Weighted Assets	3.4%	12.5%	10.0%	8.0%
Tier 1 Capital to Risk-Weighted Assets	2.6%	11.7%	6.0%	4.0%
Tier 1 Capital to Average Assets	1.6%	7.5%	5.0%	4.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. New Accounting Pronouncements

Accounting For Fair Value Measurement

          In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

Fair Value Option For Financial Assets and Liabilities

          In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The objective of SFAS No. 159 is to provide companies with the option to recognize most financial assets and liabilities and certain other items at fair value. Statement 159 allows companies the opportunity to mitigate earnings volatility caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The fair value option election is applied on an instrument by instrument basis (with some exceptions), is irrevocable, and is applied to an entire instrument. The election may be made as of the date of initial adoption for existing eligible items. Subsequent to initial adoption, the Company may elect the fair value option at initial recognition of eligible items or on entering into an eligible firm commitment. The Company can only elect the fair value option after initial recognition in limited circumstances.

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

          SFAS No. 159 was adopted by the Company on January 1, 2008, concurrent with the adoption of SFAS No. 157. At September 30, 2008, the Company has not elected the fair value measurement option for any of its assets or liabilities.

Accounting For Business Combinations

          In December 2007, the FASB issued SFAS 141(R), “Accounting for Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations” and is effective as of the beginning of the fiscal year beginning on or after December 15, 2008, or January 1, 2009 as to the Company. SFAS 141(R) establishes principles and requirements for how the acquirer of a business (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines the

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

information to disclose in its financial statements with respect to the nature and financial effects of the business combination. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s results of operations or financial condition.

Disclosures about Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows beyond the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 also improves transparency with respect to the location and amounts of derivative instruments in an entity’s financial statements and with respect to how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The disclosures required by SFAS 161, clarified by FASB Staff Position No. 133-1 and FIN 45-4 issued on September 12, 2008, should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008, or March 31, 2009 as to the Company, with early application encouraged. The adoption of SFAS 161 is not expected to have a material impact on the Company’s results of operations or financial condition.

Internal Control Over Financial Reporting

          The objective of the Company’s Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC’s regulations (“FDICIA”) and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule was effective December 28, 2005.

          Section 302 of the Act requires the CEOs and CFOs of the Company to (i) certify that the annual and quarterly reports filed with the SEC are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and, in a later phase of the effectiveness of Section 404, (iii) obtain an external auditor’s report on management’s assessment of its internal control. The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company was first required to comply with the portions of Section 404 described in (i) and (ii) above for the fiscal year ended December 31, 2007.

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

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc., a Delaware corporation, and its subsidiaries. All references to earnings per share, unless stated otherwise, refer to earnings per basic shares for the 2008 periods and diluted shares for the 2007 periods. References to Notes herein are references to the “Notes to Consolidated Financial Statements” of the Company located in Item 1 herein.

          The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, Greater American Finance Group, Inc. and East 39, LLC.

Critical Accounting Policies, Judgments and Estimates

          The accounting and reporting policies of the Company conform with US GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

          The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

          With the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. The goodwill was evaluated for impairment as of September 30, 2008 with no recognition of impairment considered necessary.

          The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

          The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

	For The Three Months Ended September 30,

	2008			2007

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$471,103	$8,296	7.04%	$385,425	$7,363	7.64%
Investment securities	472,086	5,793	4.91	581,577	7,086	4.87
Other (2)(5)	68,764	433	2.52	18,386	208	4.53

Total interest-earning assets	1,011,953	14,522	5.74	985,388	14,657	5.95

Noninterest-earning assets	52,130			47,250

Total Assets	$1,064,083			$1,032,638

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	298,931	1,838	2.46%	291,919	2,631	3.61%
Time deposits	450,342	3,785	3.36	461,936	5,650	4.89
Other borrowings	139,042	1,476	4.25	98,123	1,401	5.71

Total interest-bearing liabilities	888,315	7,099	3.20	851,978	9,682	4.55

Demand deposits	54,259			51,525
Noninterest-bearing liabilities	9,217			9,979
Stockholders’ equity (5)	112,292			119,156

Total liabilities and stockholders’ equity	$1,064,083			$1,032,638

Net interest income		$7,423			$4,975

Interest-rate spread (3)			2.54%			1.40%

Net interest margin (4)			2.93%			2.02%

Ratio of average interest-earning assets to average interest bearing liabilities	1.14			1.16

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Nine Months Ended September 30,

	2008			2007

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$458,166	$24,597	7.16%	$380,628	$21,841	7.65%
Investment securities	520,606	20,914	5.36	547,809	19,337	4.71
Other (2)(5)	43,958	857	2.60	34,146	1,270	4.96

Total interest-earning assets	1,022,730	46,368	6.04	962,583	42,448	5.88

Noninterest-earning assets	48,594			45,988

Total Assets	$1,071,324			$1,008,571

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	306,879	6,408	2.78%	285,232	7,492	3.50%
Time deposits	454,748	13,303	3.90	442,395	16,058	4.84
Other borrowings	126,598	4,200	4.42	100,516	4,173	5.54

Total interest-bearing liabilities	888,225	23,911	3.59	828,143	27,723	4.46

Demand deposits	54,540			50,088
Noninterest-bearing liabilities	10,100			11,892
Stockholders’ equity (5)	118,459			118,448

Total liabilities and stockholders’ equity	$1,071,324			$1,008,571

Net interest income		$22,457			$14,725

Interest-rate spread (3)			2.45%			1.42%

Net interest margin (4)			2.93%			2.04%

Ratio of average interest-earning assets to average interest bearing liabilities	1.15			1.16

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007.

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

Net Income (Loss). Net loss for the three-month period ended September 30, 2008 was $88.69 million, or $12.57 per share, as compared to net income of $1.28 million, or $.18 per share, for the three-month period ended September 30, 2007. Net loss for the nine-month period ended September 30, 2008 was $83.40 million, or $11.82 per share, as compared to net income of $3.40 million, or $.49 per share, for the nine-month period ended September 30, 2007. The net loss for the three and nine months periods ended September 30, 2008 was due to the other than temporary impairment charges on securities of $94.35 million, or $13.37 per share.

          The Company’s net income is largely dependent on interest rate levels, the demand for the Company’s loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Net Interest Income. The Company’s primary source of revenue is net interest income, or the difference between interest income earned on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non- performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

          For the quarter ended September 30, 2008, net interest income increased by $2.45 million to $7.42 million from $4.98 million for the quarter ended September 30, 2007. The quarter over quarter increase in net interest income was due to the $26.57 million increase in the average amount of interest-earning assets and the 135 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.20% from 4.55% for the three months ended September 30, 2008 and 2007, respectively. The Company’s interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 114 basis points to 2.54% during the quarter ended September 30, 2008 from 1.40% in the comparable 2007 quarter.

          For the nine-month period ended September 30, 2008, net interest income increased by $7.73 million to $22.46 million from $14.73 million for the nine-month period ended September 30, 2007. The period over period increase in net interest income was due to the $60.15 million increase in the average amount of interest-earning assets and the 87 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.59% from 4.46% for the nine month periods ended September 30, 2008 and 2007, respectively. The Company’s interest-rate spread increased by 103 basis points to 2.45% in the 2008 nine- month period from 1.42% in the 2007 nine-month period.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 91 basis points to 2.93% in the quarter ended September 30, 2008 from 2.02% in the quarter ended September 30, 2007. Net interest margin increased by 89 basis points to 2.93% for the nine-month period ended September 30, 2008 from 2.04% for the nine-month period ended September 30, 2007. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The increase in net interest margin during fiscal 2008 is primarily due to the increase in net interest income discussed above and by the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

          The average amount of loans in our loan portfolio increased by $85.68 million and $77.54 million during the three and nine month periods ended September 30, 2008, respectively, to $471.10 million and $458.17 million, respectively, from $385.43 million and $380.63 million during the three and nine months ended September 30, 2007, respectively. The average amount of investment securities in our securities portfolio decreased by $109.49 million and $27.20 million during the three and nine months ended September 30, 2008, respectively, to $472.09 million and $520.61 million, respectively, from $581.58 million and $547.81 million during the three and nine months ended September 30, 2007, respectively. The average yields earned on investment securities increased to 4.91% and 5.36% during the three and nine months ended September 30, 2008, respectively, from 4.87% and 4.71% during the three and nine months ended September 30, 2007, respectively.

Interest Income. Total interest income for the quarter ended September 30, 2008 decreased by $135,000 to $14.52 million from $14.66 million for the quarter ended September 30, 2007. Total interest income for the nine months ended September 30, 2008 increased by $3.92 million to $46.37 million from $42.45 million for the nine months ended September 30, 2007.

          The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,

	2008		2007

	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$8,296	57.13%	$7,363	50.23%
Investment Securities	5,793	39.89	7,086	48.35
Other	433	2.98	208	1.42

Total Interest Income	$14,522	100.00%	$14,657	100.00%

	Nine Months Ended September 30,

	2008		2007

	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$24,597	53.05%	$21,841	51.46%
Investment Securities	20,914	45.10	19,337	45.55
Other	857	1.85	1,270	2.99

Total Interest Income	$46,368	100.00%	$42,448	100.00%

          Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 46.55% and 44.80% of total average interest-earning assets during the three and nine months ended September 30, 2008, respectively, from 39.11% and 39.54% of total interest-earning assets during the three and nine months ended September 30, 2007, respectively. The average amount of investment securities have decreased to 46.65% and 50.90% of total average interest-earning assets during the three and nine months ended September 30, 2008, respectively, from 59.02% and 56.91% of total interest-earning assets during the three and nine-month periods of fiscal year 2007, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank’s underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

          At September 30, 2008, our investment portfolio consisted of $86.3 million of gross auction rate securities for which the underlying security was either Fannie Mae or Freddie Mac Preferred Shares, as well as $8.7 million of preferred shares of Fannie Mae and Freddie Mac. In addition, the Company held a $6.9 million corporate note from Lehman Brothers who failed on September 15, 2008. Due to the U.S. Treasury actions in the quarter ended September 30, 2008, suspending the dividends on Fannie Mae and Freddie Mac Preferred Shares, and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million. The possibility of the reinstatement of Fannie Mae and Freddie Mac dividends, along with the continuation of interest payments on other auction rate securities and the Lehman Brothers corporate note in our investment portfolio is uncertain.

          We are currently negotiating a potential settlement of claims we believe we have with the issuing financial institutions of the auction rate securities in our investment portfolio pursuant to the agreement these financial institutions have reached with the SEC and the attorney general for the State of New York. The outcome of these negotiations and the amount we may recover in a settlement agreement, if any, is uncertain at this time.

Interest Expense. Total interest expense for the quarter ended September 30, 2008 decreased by $2.58 million to $7.10 million from $9.68 million for the quarter ended September 30, 2007. The decrease in interest expense was primarily due to the 135 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.20% in the 2008 quarter from 4.55% in the 2007 quarter. The decrease was partially offset by the increase in the average amount of interest-bearing liabilities to $888.32 million from $851.98 million for the quarters ended September 30, 2008 and 2007, respectively.

          Total interest expense for the nine-month period ended September 30, 2008 decreased by $3.81 million to $23.91 million from $27.72 million for the nine-month period ended September 30, 2007. The decrease in interest expense was primarily due to the 87 basis point decrease in the average rates paid on the average amount of interest-bearing liabilities to 3.59% in the 2008 nine-month period from 4.46% in the 2007 nine-month period. The decrease was partially offset by the increase in the average amount of interest-bearing liabilities to $888.23 million from $828.14 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

          The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,

	2008		2007

	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$1,838	25.89%	$2,631	27.17%
Time Deposits	3,785	53.32	5,650	58.36
Other Borrowings	1,476	20.79	1,401	14.47

Total Interest Expense	$7,099	100.00%	$9,682	100.00%

	Nine Months Ended September 30,

	2008		2007

	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$6,408	26.80%	$7,492	27.02%
Time Deposits	13,303	55.63	16,058	57.93
Other Borrowings	4,200	17.57	4,173	15.05

Total Interest Expense	$23,911	100.00%	$27,723	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2008, non-interest income amounted to $267,000 and $1.11 million, respectively, compared to non-interest income of $345,000 and $1.25 million for the three and nine months ended September 30, 2007, respectively.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine-month periods ended September 30, 2008, including other than temporary impairment charges on securities of $94.35 million, was $98.45 million and $106.34 million, respectively. Excluding the other than temporary impairment charges, total non-interest expense for the three and nine-month periods ended September 30, 2008 was $4.11 million and $11.99 million, respectively, compared to $3.56 million and $10.54 million for the three and nine month-periods ended September 30, 2007, respectively.

          The following tables present the components of non-interest expenses as of the dates indicated:

	Three Months Ended September 30,

	2008		2007

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,395	2.43%	$2,211	62.04%
Net Occupancy Expense	521	0.53	603	16.92
Equipment Expense	97	0.10	97	2.72
FDIC Assessment	128	0.13	23	0.65
Data Processing Expense	118	0.12	111	3.11
Other than temporary impairment charges on securities	94,346	95.83	—	—
Other	847	0.86	519	14.56

Total Non-Interest Expense	$98,452	100.00%	$3,564	100.00%

	Nine Months Ended September 30,

	2008		2007

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,211	6.78%	$6,587	62.47%
Net Occupancy Expense	1,566	1.47	1,519	14.41
Equipment Expense	289	0.27	297	2.82
FDIC Assessment	366	0.34	63	0.60
Data Processing Expense	339	0.32	306	2.90
Other than temporary impairment charges on securities	94,346	88.73	—	—
Other	2,222	2.09	1,771	16.80

Total Non-Interest Expense	$106,339	100.00%	$10,543	100.00%

          The following tables present the components of non-interest expenses, excluding the other than temporary impairment charges on securities, as of the dates indicated:

	Three Months Ended September 30,

	2008		2007

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,395	58.33%	$2,211	62.04%
Net Occupancy Expense	521	12.69	603	16.92
Equipment Expense	97	2.36	97	2.72
FDIC Assessment	128	3.12	23	0.65
Data Processing Expense	118	2.87	111	3.11
Other	847	20.63	519	14.56

Total Non-Interest Expense	$4,106	100.00%	$3,564	100.00%

	Nine Months Ended September 30,

	2008		2007

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,211	60.12%	$6,587	62.47%
Net Occupancy Expense	1,566	13.06	1,519	14.41
Equipment Expense	289	2.41	297	2.82
FDIC Assessment	366	3.05	63	0.60
Data Processing Expense	339	2.83	306	2.90
Other	2,222	18.53	1,771	16.80

Total Non-Interest Expense	$11,993	100.00%	$10,543	100.00%

Provision for Income Tax. During the three and nine-month periods ended September 30, 2008, the Company recorded an income tax benefit of $2.22 million and $323,000, respectively, as compared to income tax expense of $406,000 and $1.81 million for the three and nine-month periods ended September 30, 2007, respectively. The tax benefit recorded for the three and nine-month periods ended September 30, 2008 relates to the 2008 OTTI charge. As previously discussed, the OTTI charge related to the Lehman Brothers corporate note was treated as an ordinary loss. The OTTI charge related to the investment in Fannie Mae and Freddie Mac securities and the related auction rate securities was characterized as a capital loss as of September 30, 2008. A valuation allowance was recorded on the amount of capital losses in excess of available capital gains. With the passage of the EESA in October 2008, the nature of the Fannie Mae and Freddie Mac losses were characterized to ordinary losses. We are currently evaluating the effects of the ordinary loss on our results of operations.

          The tax provisions for federal, state and local taxes recorded for the three and nine-month periods ended September 30, 2007 represent effective tax rates of 24.15% and 34.81%, respectively. The effective tax rates reflect the tax-free income earned on certain of the auction rate securities in our investment portfolio.

Common Stock Repurchases

          On May 15, 2003, The Company’s Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through September 30, 2008, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company’s Common Stock during the first three quarters of 2008. At September 30, 2008, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. Fluctuations in market interest rates can have a material effect on the Company’s net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, or with the same speed, as the rates paid by the Bank on its deposits.

          Most of the Bank’s deposits are either interest-bearing demand deposits or short term certificates of deposit and other interest-bearing deposits with interest rates that fluctuate as market rates change. Management of the Bank seeks to reduce the risk of interest rate fluctuations by concentrating on loans and securities investments with either short terms to maturity or with adjustable rates or other features that cause yields to adjust based upon interest rate fluctuations. In addition, to cushion itself against the potential adverse effects of a substantial and sustained increase in market interest rates, the Bank has from time to time purchased off balance sheet interest rate cap contracts which generally provide that the Bank will be entitled to receive payments from the other party to the contract if interest rates exceed specified levels. These contracts are entered into with major financial institutions.

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

          In the banking industry, a traditional measure of interest rate sensitivity is known as “gap” analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at September 30, 2008 (in thousands, except for percentages)

			3 Months or Less		3 Through 12 Months		1 Through 3 Years		Over 3 Years	Total

Federal funds sold			34,500		5,000		—		—	39,500
	(Rate	)	1.25%		3.0%					5.35%

Interest bearing deposits in banks			43,061		15,000		—		—	58,061
	(Rate	)	2.47%		3.60					4.17%

Loans (1)(2)
Adjustable rate loans			132,277		11,612		27,414		41,588	212,891
	(Rate	)	6.81%		5.96%		6.91%		7.14%	7.92%
Fixed rate loans			16,603		8,010		42,020		198,240	264,873
	(Rate	)	7.74%		6.86%		8.30%		6.44%	6.80%

Total loans			148,880		19,622		69,434		239,828	477,764
Investments (3)(4)			144,600		14,384		37,356		161,690	358,030
	(Rate	)	4.83%		4.92%		4.25%		5.36%	4.85%

Total rate-sensitive assets			371,041		49,006		106,790		401,518	928,355

Deposit accounts (5)
Savings and NOW			252,036		—		—		—	252,036
	(Rate	)	2.45%							3.71%
Money market			27,732		—		—		—	27,732
	(Rate	)	1.88%							0.68%
Time Deposits			123,615		329,122		1,255		2,196	456,188
	(Rate	)	3.27%		3.44%		2.55%		1.80%	4.81%

Total deposit accounts			403,383		329,122		1,255		2,196	735,956
Repurchase Agreements			13,972		—		—		57,000	70,972
	(Rate	)	1.97%						4.10%	4.86%
Other borrowings			177		6,253		20,678		42,887	69,995
	(Rate	)	2.60%		2.90%		5.53%		4.60%	5.86%

Total rate-sensitive liabilities			417,532		335,375		21,933		102,083	876,923

Interest rate caps			40,000		—		—		(40,000)
Gap (repricing differences)			(86,491)		(286,369)		84,857		339,435	51,432

Cumulative Gap			(86,491)		(372,860)		(288,003)		51,432

Cumulative Gap to Total Rate
Sensitive Assets			(9.32	) %	(40.16	) %	(31.02	) %	5.54%

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

(5)

NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts. The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank’s historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

          The allowance for loan losses has been determined in accordance with U.S. GAAP, principally SFAS No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15,” as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

          Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment on a collective basis under SFAS No. 114.

          The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company’s financial results.

          On a quarterly basis, the Bank’s management committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

          As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, management believes the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in the New York metropolitan area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Management believes the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans and our charge-off experience. Based upon our analysis, we added $954,000 to the allowance for loan losses for the nine months ended September 30, 2008.

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

          The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Average loans outstanding	$471,103	$385,425	$458,166	$380,628

Allowance at beginning of period	5,052	3,928	4,183	3,771
Charge-offs:
Commercial and other loans	—	—	1	—
Real estate loans	—	—	—	—

Total loans charged-off	—	—	1	—

Recoveries:
Commercial and other loans	5	3	71	10
Real estate loans	—	—	—	—

Total loans recovered	5	3	71	10

Net recoveries (charge-offs)	5	3	70	10

Provision for loan losses charged to operating expenses	150	75	954	225

Allowance at end of period	5,207	4,006	5,207	4,006

Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	(0.00)%	0.02%	(0.00)%

Allowance as a percent of total loans	1.09%	1.01%	1.09%	1.01%

Total loans at end of period	$476,496	$398,131	$476,496	$398,131

Loan Portfolio.

          Loan Portfolio Composition. The Company’s loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company’s loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2008 and December 31, 2007, the Company had loans, net of unearned income, of $476.50 million and $434.79 million, respectively, and allowances for loan losses of $5.21 million and $4.18 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

          Interest rates on loans are affected by the demand for loans, the supply of money available for lending, credit risks, the rates offered by competitors and other conditions. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, and legislative tax policies.

          In order to manage interest rate risk, the Bank focuses its efforts on loans with interest rates that adjust based upon changes in the prime rate or changes in United States Treasury or similar indices. Generally, credit risks on adjustable-rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers’ payments, increasing the potential for default. The Bank seeks to impose appropriate loan underwriting standards in order to protect against these and other credit related risks associated with its lending operations.

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

          The Bank generally makes commercial mortgage loans with loan to value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property and the Bank’s lending experience with the borrower. The Bank’s policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

          Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower’s financial condition and the terms of the loan are re-evaluated. At September 30, 2008 and 2007, approximately $79.76 million and $66.41 million, respectively, or 16.7% and 16.7%, respectively, of the Company’s total loan portfolio consisted of such loans.

          Commercial loans tend to present greater risks than mortgage loans because the collateral, if any, tends to be rapidly depreciable, difficult to sell at full value and is often easier to conceal. In order to limit these risks, the Bank evaluates these loans based upon the borrower’s ability to repay the loan from ongoing operations. The Bank considers the business history of the borrower and perceived stability of the business as important factors when considering applications for such loans. Occasionally, the borrower provides commercial or residential real estate collateral for such loans, in which case the value of the collateral may be a significant factor in the loan approval process.

          Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At September 30, 2008 and 2007, approximately $143.88 million and $137.68 million, respectively, or 30.1% and 34.6%, respectively, of the Company’s total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages (“ARMS”) and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank’s competitors. At September 30, 2008 and 2007, approximately 9.7% and 15.7%, respectively, of the Bank’s residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 90.3% and 84.3%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

          The Bank’s residential loan underwriting criteria are generally comparable to those required by the Federal National Mortgage Association (“FNMA”) and other major secondary market loan purchasers. Generally, ARM credit risks are somewhat greater than fixed-rate loans primarily because, as interest rates rise, the borrowers’ payments rise, increasing the potential for default. The Bank’s teaser rate ARMs (ARMs with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments) were underwritten based on the payment due at the fully-indexed rate.

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

          Fixed-rate residential mortgage loans are generally originated by the Bank for terms of 15 to 30 years. Although 30 year fixed-rate mortgage loans may adversely affect our net interest income in periods of rising interest rates, the Bank originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on ARMs offered at the same time. Fixed-rate residential mortgage loans originated by the Bank generally include due-on-sale clauses, which permit the Bank to demand payment in full if the borrower sells the property without the Bank’s consent.

          Due-on-sale clauses are an important means of adjusting the rates on the Bank’s fixed-rate mortgage loan portfolio, and the Bank will generally exercise its rights under these clauses if necessary to maintain market yields.

          ARMs originated in recent years have interest rates that adjust annually based upon the movement of the one year treasury bill constant maturity index, plus a margin of 2.00% to 2.75%. These loans generally have a maximum interest rate adjustment of 2% per year, with a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5.5% or 6.0%.

          The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At September 30, 2008 and 2007, the Company’s loan portfolio was comprised of $261.98 million and $202.28 million, respectively, or 54.8% and 50.8%, respectively, of other loan products.

Liquidity

          The management of the Company’s liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. In order to maintain liquidity requirements, the Bank may borrow from the Federal Home Loan Bank of New York and obtain funding from other sources.

          For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its common stock, when and if declared by the Company’s Board of Directors. The ability of the Company to meet these obligations, including the payment of dividends on its common stock, is not dependent upon the receipt of dividends from the Bank. At September 30, 2008, the Company had cash of approximately $11.6 million and investment securities with a fair market value of $6.5 million. Debt service on the Company’s Trust Preferred Securities (see Note 2) has historically been met with dividends from the Bank. We expect that debt service on the newly issued Preferred Shares (see Note 10) will be similarly met with dividends from the Bank.

          The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $36.50 million at September 30, 2008, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

          At September 30, 2008, the Bank had outstanding contractual commitments of approximately $507.53 million; including $47.31 million of long-term debt, $4.03 million of operating leases, and $456.19 million of time deposits. These commitments include $460.14 million that mature or renew within one year, $23.48 million that mature or renew after one year and within three years, $23.46 million that mature or renew after three years and within five years and $457,000 that mature or renew after five years.

Impact of Inflation and Changing Prices

          The Company’s financial statements measure financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company’s operations. The assets and liabilities of the Company are largely monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services. However, in general, high inflation rates are accompanied by higher interest rates, and vice versa.

ITEM 4T -    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), who is also the Chief Financial Officer (“CFO”). Based upon the Controls Evaluation, the CEO/CFO has concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that any material information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2008, no changes in the Company’s Internal Control (as defined below) have occurred that have materially affected or are reasonably likely to materially affect the Company’s Internal Control.

Limitations on the Effectiveness of Controls.

The Company’s management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its “internal control over financial reporting” as defined in Rule 13(a)-15(f) of the Securities Exchange Act of 1934 (“Internal Control”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

PART II. OTHER INFORMATION

Item 6.     Exhibits

Exhibit Number	Description

31	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE BANCORP INC.
(Registrant)

Date:	November 13, 2008	By:	/s/ Steven Rosenberg

Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive Officer and Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002