Form 10-K
period 2008-12-31
BERKSHIRE BANCORP INC /DE/
filed 2009-03-31
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008: $40,224,002.

Number of shares of Common Stock outstanding as of March 27, 2009: 7,054,183.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements.  A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements.  Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance and the Berkshire Bank's ability to continue its status as "well capitalized", include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in the sections of this Annual Report entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Berkshire Bancorp Inc.
Investor Relations
160 Broadway, First Floor
New York, NY 10038

Trust Preferred Securities.  As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 6.53%.

On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 4.10%.  See Note A of Notes to Consolidated Financial Statements for further discussion of Trust Preferred Securities.

Series A Preferred Shares.  On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.

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

Branch Locations of The Berkshire Bank December 31, 2008

4 East 39th Street New York, NY	2 South Church Street Goshen, NY

5 Broadway New York, NY	214 Harriman Drive Goshen, NY

5010 13th Avenue Brooklyn, NY	80 Route 17M Harriman, NY

1421 Kings Highway Brooklyn, NY	60 Main Street Bloomingburg, NY

4917 16th Avenue Brooklyn, NY	1119 Avenue J Brooklyn, NY

600 Broad Avenue Ridgefield, NJ	210 Pinehurst Avenue New York, NY 10033

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

Competition.  The Bank's principal competitors for deposits are other commercial banks, savings banks, savings and loan associations and credit unions in the Bank's market areas, as well as money market mutual funds, insurance companies, securities brokerage firms and other financial institutions, many of which are substantially larger in size than the Bank.  The Bank's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, mortgage bankers, finance companies and other institutional lenders.  Many of the institutions which compete with the Bank have much greater financial and marketing resources than the Bank.  The Bank's principal methods of competition include loan and deposit pricing, maintaining close ties with its local communities, the quality of the personal service it provides, the types of business services it provides, and other marketing programs.

Operations of the Bank.  Reference is made to the information set forth in Item 7 herein ("Management's Discussion and Analysis of Financial Condition and Results of Operations") for information as to various aspects of the Bank's operations, activities and conditions.

Subsidiary Activities.  The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank.  The Bank has two subsidiaries, Berkshire Agency, Inc., a company engaged in the title insurance agency business, and Berkshire 1031, a company that acts as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Code of 1986.

Regulation.  The Company is a bank holding company under federal law and registered as such with the Federal Reserve.  The Bank is a commercial bank chartered under the laws of New York State.  It is subject to regulation at the state level by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC").

Both the Company and the Bank are subject to extensive state and federal regulation of their activities.  The following discussion summarizes certain banking laws and regulations that affect Berkshire and the Bank.  Proposals to change these laws and regulations are frequently proposed in Congress, in the New York State legislature, and before state and federal bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations re interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature and effect of which cannot be predicted.

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

At December 31, 2008 and 2007, the Company met the definition of a "well capitalized" bank holding company.

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

FDIC Capital Requirements.  The FDIC requires that the Bank maintain certain minimum ratios of capital to assets.  The FDIC's regulations divide capital into two tiers.  The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations).  Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan, subject to certain limitations, less required deductions.

The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more.  As of December 31, 2008 and 2007, the Bank's Tier I leverage capital ratio was 8.9% and 9.7%, respectively.

The Bank must also meet a risk-based capital standard.  The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Tier II capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital.  In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset.  As of December 31, 2008 and 2007, the Bank maintained a 12.2% and 13.9% Tier I risk-based capital ratio and a 13.4% and 14.5% total risk-based capital ratio, respectively.

In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions.  Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has:  a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater.  As of December 31, 2008 and 2007, the Bank met the definition of a "well capitalized" financial institution.

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

Dividends From the Bank to the Company.  One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant.  The Bank's aggregate retained net profits for the 2006 and 2007 calendar years totaled approximately $10.23 million.

Under federal law, the Bank may not make any capital distribution to Berkshire, including any dividend or repurchase of the Bank's stock, if, after making such distribution, the Bank fails to meet the required minimum capital ratio requirements discussed above.  The FDIC may prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.

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

Enforcement.  The FDIC and the Banking Department have enforcement authority over the Bank.  The Superintendent of the Banking Department (the "Superintendent") may order the Bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts.  If any director or officer of the Bank has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the Bank after having been notified by the Superintendent to discontinue such practices, the New York Banking Board may remove the individual from office after notice and an opportunity to be heard. The Superintendent also may take over control of the Bank under specified statutory criteria.

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

However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The Bank must pay an annual assessment for this purpose, which for fiscal 2008 and 2007 was equal to 0.1075% and 0.0122%, respectively, of its insured deposits and which is recorded as a deposit insurance premium expense for financial statement purposes.  Beginning in 2009, the assessment was revised to 0.361% of the Bank's insured deposits. This 236% increase over the 2008 assessment will negatively impact the Bank's results of operations for the current fiscal year.

In October 2008, with the passage of the Emergency Economic Stabilization Act, the amount of FDIC insurance coverage was temporarily increased from $100,000 to $250,000 through December 31, 2009.

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

Personal Holding Company Status.  For the fiscal years ended December 31, 2008, 2007 and 2006, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2008, 2007 and 2006. (See Dividends in Item 5).

Employees.  On March 27, 2009, the Company had one full time employee and the Bank employed approximately 110 full time and 5 part time employees.  The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Our ability to return to and maintain profitability may depend in part on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers. Our business model focuses on using superior customer service to provide traditional banking services to a growing customer base. However, we face substantial competition in all phases of our operations from a variety of different competitors. We encounter competition from other commercial banks, savings and loan associations, mutual savings banks, credit unions and other financial institutions. Our competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit-gathering services offered by us. In addition, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that we have not been able or allowed to offer to our customers in the past. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. There is very strong competition for financial services in the New York state areas in which we currently conduct our business. This geographic area includes offices of many of the largest financial institutions in the world. Many of those competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and as a result may offer a broader range of products and services than we do. If we are unable to offer competitive products and services, our earnings may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies like ourselves and on federally insured financial institutions like our banking subsidiary, The Berkshire Bank.  As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our current primary market area is very competitive, and the level of competition we face may increase further, which may limit our asset growth and profitability.

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

Much of the Bank's lending is in New York City and upstate New York. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New York City metropolitan area and upstate New York could have a material adverse impact on the quality of the Bank's loan portfolio, and accordingly, our results of operations.  Such a decline in economic conditions could restrict borrowers' ability outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of our business.

The Bank's loan portfolio is largely secured by real estate collateral. A substantial portion of the real and personal property securing the loans in the Bank's portfolio is located in New York City and upstate New York.  Conditions in real estate markets in which the collateral for the Bank's loans are located strongly influence the level of the Bank's non-performing loans and results of operations.  A decline in the New York City metropolitan area and upstate New York real estate markets, as well as other external factors, could adversely affect the Bank's loan portfolio.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the capital markets during the latter half of 2007, throughout 2008 and during 2009 to date have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing for the remainder of 2009 and possibly beyond.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies like ours have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Changes in interest rates could reduce our income and cash flows.

Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  During 2008, interest rates continued to decrease, a situation which has negatively affected and continues to negatively affect the yield we achieve on interest-earning assets.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Our portfolio of investment securities includes auction rate securities. From the first quarter of 2008 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders.  Unless we hold these securities to maturity, these funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. As a result, approximately $101 million of auction rate securities, at cost, have been written down to approximately $63 million, based on our analysis, as an unrealized temporary decrease in fair value, which is reflected as a component of accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheet.  This is in addition to the other than temporary impairment charge recognized on auction rate securities which have preferred shares of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") as the underlying collateral, as described elsewhere in this Report. We estimate the fair value of our auction rate securities using a discounted cash flow model where we used the expected rate of interest to be received.  We believe this decrease in fair value is temporary due to general macroeconomic market conditions, and interest is being paid in full as scheduled.  Further, we have the ability to hold the securities until maturity, and we have no reason to believe that any of the underlying issuers of these auction rate securities or its third-party insurers are currently at risk of default.  In fact, approximately $15 million principal amount of auction rate securities that became due in the first quarter of 2009 were paid.  However, if we need to access the funds invested in the auction rate securities we continue to hold, prior to maturity, there are no assurances that a successful auction will occur, or that we can find a buyer outside the auction process.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2008, we had approximately $298,763,000 and $360,000 in available for sale and held to maturity investment securities, respectively.  We may be required to record impairment charges (or mark-to-market adjustments) on our investment securities if they suffer a decline in value that is considered other-than-temporary.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in the Bank not being classified as "well-capitalized" for regulatory purposes.  The auction rate securities which have preferred shares of Fannie Mae and Freddie Mac as the underlying collateral sustained an impairment charge of $80.15 million, pre-tax, due to the US Treasury and FHFA plan to place Fannie Mae and Freddie Mac into conservatorship and eliminate the dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.  There can be no assurances that further impairment charges will not have to be recognized.

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

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial service industry, including the Federal Home Loan Bank of New York (the "FHLBNY"), commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us.  Any such losses could have a material adverse effect on our financial condition and results of operations.

It may be difficult for a third party to acquire us and this could depress our common stock price.

Under our amended and restated certificate of incorporation, we have authorized 2,000,000 shares of preferred stock, of which 60,000 shares have been designed as Series A Preferred Stock, and of which the remaining 1,940,000 shares may be issued by the board of directors with terms, rights, preferences and designations as the board of directors may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the rights, preferences and designations set by the board of directors, may delay, deter, or prevent a change in control of the Company.  At December 31, 2008, there are 60,000 shares of preferred stock outstanding which have been issued to the Company's majority stockholder and two unaffiliated entities. The preferred stock may be redeemed by the Company between April 30, 2009 and November 1, 2010 at $1,100 per share.

In addition, we have authorized 25,000,000 shares of common stock of which approximately 7,000,000 shares are issued and outstanding.  The price of our common stock may be volatile at times since our common stock is thinly traded and one individual owns or controls more than 50% of our outstanding shares. It may be difficult for a stockholder to sell a significant number of shares at a time and at a price of their choosing or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of the Company's common stock.

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

Our Series A Preferred Shares impact net income available to our common stockholders and our earnings per share.

As long as there are Series A Preferred Shares outstanding, no dividends may be paid on our Common Stock unless all dividends on the Series A Preferred Shares have been paid in full.  The dividends declared on our fixed rate Series A Preferred Shares will reduce the net income available to holders of our Common Stock and our earnings per share of Common Stock.  The Series A Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Moreover, holders of our Common Stock are entitled to receive dividends only when, as and if declared by our board of directors.  Although until the most recent fiscal semi-annual period, we have historically declared cash dividends on our Common Stock, we are not required to do so and our board of directors may reduce or eliminate our Common Stock dividend in the future and indeed, determined not to declare or pay a semi-annual dividend in April 2009.  This could adversely affect the market price of our Common Stock.

The Financial Sector Is Experiencing An Economic Downturn. An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New York. At December 31, 2008, loans secured by real estate, including home equity loans and lines of credit, represented 85.3% of our total loans. Both nationally and in the State of New York, we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. While we believe that our total non-performing loans as a percentage of total assets are relatively low by industry standards, if loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.  We added approximately $5.0 million to the allowance for loan losses during the fiscal year ended December 31, 2008.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

     Our FDIC insurance assessment was $1.08 million for 2008 compared to $86,000 for 2007.  During 2007 our assessment was substantially reduced by a $219,000 special One Time Credit, which was fully utilized during 2007.  The FDIC has recently raised our insurance assessment as a percentage of insured deposits by 236%, which will likely cause the assessment in actual dollars to be substantially higher in 2009 and in future periods.  Any increases in our FDIC premium rates will reduce future earnings.

ITEM 1B.  Unresolved Staff Comments.

Not Applicable

ITEM 2. Properties.

The following are Berkshire's and the Bank's principal facilities as of March 27, 2009:

		Approximate	Approximate
		Floor Area	Annual Lease
Location	Operations	(Sq. Ft.)	Rent	Expiration
New York, NY	Executive Offices	1,500	$18,000	(1)(3)
New York, NY	Main Bank Office and Bank Branch	9,729	Owned	March 2013
Brooklyn, NY	Bank Branch	4,500	$200,418	March 2013
Brooklyn, NY	Bank Branch	2,866	$59,130	March 2013
Brooklyn, NY	Bank Branch	2,592	$108,212	December 2012
Brooklyn, NY	Bank Branch	1,640	$72,000	June 2015
New York, NY	Bank Branch	9,924	$405,000	June 2010(2)(3)
New York, NY	Bank Branch	3,300	$60,000	November 2016(2)(3)
Goshen, NY	Bank Branch	10,680	Owned
Harriman, NY	Bank Branch	1,623	Owned
Bloomingburg, NY	Bank Branch	1,530	$20,871	August 2010
Ridgefield, NJ	Bank Branch	6,120	Owned

_____________
(1)	Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.
(2)	Leased from a company affiliated with Mr. Marx, a director of the Company.
(3)	Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

On November 17, 2008, in connection with the issuance of the Series A Preferred Shares, stockholders owning a majority of the Company's outstanding Common Stock as of such date, by written consent in lieu of a meeting of the stockholders, approved (i) the issuance, upon conversion of the Series A Preferred Shares in accordance with their terms, of shares of Common Stock that could exceed 19.99% of the number of shares of Common Stock outstanding immediately prior to the issuance of the Series A Preferred Shares, and (ii) the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 10,000,000 to 25,000,000.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Nasdaq Global Market under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ.

Fiscal Year Ended December 31, 2008	High	Low
January 1, 2008 to March 31, 2008	$16.94	$13.52
April 1, 2008 to June 30, 2008	15.98	12.05
July 1, 2008 to September 30, 2008	14.71	4.71
October 1, 2008 to December 31, 2008	8.99	4.16

Fiscal Year Ended December 31, 2007	High	Low
January 1, 2007 to March 31, 2007	$16.60	$15.54
April 1, 2007 to June 30, 2007	16.34	14.90
July 1, 2007 to September 30, 2007	18.23	14.86
October 1, 2007 to December 31, 2007	16.49	14.89

As of the close of business on March 20, 2009, there were 1,010 holders of record of the Company's Common Stock.

Dividends

For the fiscal years ended December 31, 2008, 2007 and 2006, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our shareholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2008, 2007 or 2006.

On March 23, 1999, the Board of Directors adopted a policy of paying regular cash dividends in respect of the Common Stock of the Company, payable in equal semi-annual installments.  Pursuant to said policy, the Board of Directors declared and the Company paid cash dividends on its Common Stock as follows:

Declaration Date	Record Date	Payment Date	Per Share Amount
March 9, 2006	April 18, 2006	April 27, 2006	$.08
October 10, 2006	October 20, 2006	October 27, 2006	$.08
April 2, 2007	April 18, 2007	April 26, 2007	$.09
October 3, 2007	October 18, 2007	October 25, 2007	$.09
April 2, 2008	April 18, 2008	April 28, 2008	$.10
October 8, 2008	October 23, 2008	October 30, 2008	$.10

On March 31, 2009, the Company announced that it would temporarily suspend its previously announced Common Stock dividend policy and not declare or pay a semi-annual dividend in April 2009.

The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. So long as any Series A Preferred Shares remain outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. From 1990 through December 31, 2006, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal years 2007 and 2008 we did not purchase any shares, and at December 31, 2008 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6.  Selected Financial Data

Not Applicable

ITEM 7.  Managements' Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2008, 2007 and 2006.  All references to earnings per share, unless stated otherwise, refer to earnings per basic shares for the 2008 period and diluted shares for the 2007 and 2006 periods.  The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein).  Reference is also made to Part I, Item 1 "Business" herein.

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

General

Trust Preferred Securities.  As of May 18 2004, the Company established BCTI. The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of the Floating Rate Junior Subordinated Debentures issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 6.53%.

On April 1, 2005, the Company established BCTII.  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of the 2005 Debentures issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 4.10%.  See Note A of Notes to Consolidated Financial Statements for a further discussion of the Trust Preferred Securities.

Series A Preferred Shares.  On October 31, 2008, the Company sold an aggregate of 60,000 Series A Preferred Shares at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock. (See Note A of Notes to Consolidated Financial Statements for further discussion of Series A Preferred Shares).

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("US GAAP") and general practices within the financial services industry.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

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

With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value.  As of December 31, 2008, the goodwill was evaluated for impairment with no recognition of impairment considered necessary.

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

Discussion of Financial Condition and Results of Operations

Overview

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.  Net loss for the fiscal year ended December 31, 2008 was $79.91 million, or $11.45 per basic share, as compared to net income of $5.35 million, or $.76 per diluted share, for the fiscal year ended December 31, 2007.  Net loans increased by approximately 6%. Investment securities and total assets decreased by approximately 50% and 16%, respectively.

	As and for the fiscal Year Ended December 31,
	2008	2007	% Inc/(Dec)
	(In millions, except per share data and percentages)
Total Assets	$943.7	$1,120.5	(16)%
Loans, net	457.5	430.6	6%
Investment Securities	299.1	599.4	(50)%
Total Liabilities	877.8	996.3	(12)%
Deposits	726.1	853.2	(15)%
Borrowings	127.5	131.1	(3)%
Stockholders' Equity	66.0	124.3	(47)%

Total Income	60.3	60.2	0%
Interest Income	59.6	58.5	2%
Total Expense	141.1	52.1	171%
Interest Expense	30.5	37.8	(19)%
Net Interest Income	29.1	20.7	41%
Net Income (Loss)	(79.9)	5.4	(1,580)%
Diluted Income (Loss) Per Share	(11.45)	.76	(1,591)%
Bank Branches	12	12	-

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

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

	Twelve Months Ended December 31, 2008			Twelve Months Ended December 31, 2007			Twelve Months Ended December 31, 2006
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)	$461,678	$32,754	7.09%	$389,520	$29,804	7.65%	$327,210	$23,844	7.29%
Investment securities	464,927	25,456	5.48	558,742	27,178	4.86	550,443	24,027	4.37
Other (2)(5)	54,157	1,380	2.55	31,678	1,553	4.90	8,509	350	4.11
Total interest-earning assets	980,762	59,590	6.08	979,940	58,535	5.97	886,162	48,221	5.44
Noninterest-earning assets	55,244			46,070			46,882
Total Assets	$1,036,006			$1,026,010			$933,044

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	287,772	7,645	2.66	291,049	10,338	3.55	206,745	5,283	2.56
Time deposits	456,803	17,323	3.79	449,754	21,745	4.83	410,729	17,276	4.21
Other borrowings	127,343	5,555	4.36	103,112	5,710	5.54	144,722	6,627	4.58
Total interest-bearing liabilities	871,918	30,523	3.50	843,915	37,793	4.48	762,196	29,186	3.83

Demand deposits	54,452			50,647			47,890
Noninterest-bearing liabilities	9,077			12,285			9,731
Stockholders' equity (5)	100,559			119,163			113,227

Total liabilities and stockholders' equity	$1,036,006			$1,026,010			$933,044

Net interest income		$29,067			$20,742			$19,035

Interest-rate spread (3)			2.58%			1.49%			1.61%

Net interest margin (4)			2.96%			2.12%			2.15%

Ratio of average interest-earning assets to average interest bearing liabilities	1.12			1.16			1.16

______________________
(1)Includes nonaccrual loans.
(2)Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.

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

	Twelve Months Ended December 31, 2008 Versus Twelve Months Ended December 31, 2007 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(2,181)	$5,131	$2,950
Investment securities	3,464	(5,186)	(1,722)
Other	(744)	571	(173)
Total	539	516	1,055

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(2,590)	(103)	(2,693)
Time deposits	(4,677)	255	(4,422)
Other borrowings	(1,217)	1,062	(155)
Total	(8,484)	1,214	(7,270)

Net interest income	$9,023	$(698)	$8,325

	Twelve Months Ended December 31, 2007 Versus Twelve Months Ended December 31, 2006 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$1,228	$4,732	$5,960
Investment securities	2,777	374	3,151
Other	79	1,124	1,203
Total	4,084	6,230	10,314

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	2,461	2,594	5,055
Time deposits	2,717	1,752	4,469
Other borrowings	1,220	(2,137)	(917)
Total	6,398	2,209	8,607

Net interest income	$(2,314)	$4,021	$1,707

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, management believes the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in the New York metropolitan area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions.  Management believes the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans and our charge-off experience.  Based upon our analysis, we added $4.90 million to the allowance for loan losses during the fiscal year ended December 31, 2008.

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, New York State Banking Department, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

Results of Operations Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.

General.  References to per share amounts below, unless stated otherwise, refer to diluted shares.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2008 was $79.91 million, or $11.45 per share, as compared to net income of $5.35 million, or $.76 per share, for the fiscal year ended December 31, 2007.  The net loss in fiscal 2008 was primarily due to the other than temporary impairment charges on securities of $94.35 million or $13.37 per share.  The other than temporary impairment charge was due to our investment, directly and indirectly through auction rate securities, in preferred shares of Fannie Mae and Freddie Mac. These government sponsored agencies were taken over by the federal government in September 2008 resulting in, among other things, the suspension of dividend payments.

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

For the fiscal year ended December 31, 2008, net interest income increased by approximately $8.33 million to $29.07 million from $20.74 million for the fiscal year ended December 31, 2007.  The year over year increase in net interest income was the result of the 98 basis point decrease in the average rates paid on the average amount of total interest-bearing liabilities and the 11 basis point increase in the average yields earned on the average amount of total interest-earning assets.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, widened by 109 basis points to 2.58% during fiscal 2008 from 1.49% during fiscal 2007.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 84 basis points to 2.96% during fiscal 2008 from 2.12% during fiscal 2007.  We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 6.08% and 5.97% in fiscal 2008 and 2007, respectively.

The average amount of loans increased by $72.16 million to $461.68 million during fiscal 2008 from $389.52 million during fiscal 2007, though the average yield on such loans decreased by 56 basis points to 7.09% in fiscal 2008 from 7.65% in fiscal 2007. The average amount of investment securities decreased by $93.81 million to $464.93 million in fiscal 2008 from $558.74 million in fiscal 2007 and the average yield on investment securities improved by 62 basis points, to 5.48% in 2008 from 4.86% in 2007. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $22.48 million to $54.16 million in 2008 from $31.68 million in 2007 and returned an average yield of 2.55% and 4.90% during the fiscal years ended December 31, 2008 and 2007, respectively.

Interest Income. Total interest income for the fiscal year ended December 31, 2008 increased by $1.05 million to $59.59 million from $58.54 million for the fiscal year ended December 31, 2007.  The increase in interest income in fiscal 2008 was primarily due to the increase in the average amount of higher yielding loans and the decrease in lower yielding investment securities as a percentage of our total interest-earning assets.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$32,754	54.96%	$29,804	50.92%
Investment Securities	25,456	42.72	27,178	46.43
Other	1,380	2.32	1,553	2.65
Total Interest Income	$59,590	100.00%	$58,535	100.00%

Loans, which are inherently risky and therefore command a higher return than our conservative portfolio of investment securities, grew to 54.96% of our total average interest-earning assets in fiscal 2008 from 50.92% in fiscal 2007. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our long-term strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

The following table presents the composition of interest-earning assets for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)
Loans	$461,678	47.08%	$389,520	39.75%
Investment Securities	464,927	47.40	558,742	57.02
Other	54,157	5.52	31,678	3.23
Total Interest-Earning Assets	$980,762	100.00%	$979,940	100.00%

Interest Expense.  Total interest expense for the fiscal year ended December 31, 2008 decreased by $7.27 million to $30.52 million from $37.79 million for the fiscal year ended December 31, 2007. The decrease in interest expense was due to the decrease in the average rates paid on such liabilities, 3.50% and 4.48% in fiscal years 2008 and 2007, respectively, partially offset by the $28.00 million increase in the average amount of total interest-bearing liabilities during fiscal year 2008.

The following table presents the composition of interest expense for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$7,645	25.05%	$10,338	27.35%
Time Deposits	17,323	56.75	21,745	57.54
Other Borrowings	5,555	18.20	5,710	15.11
Total Interest Expense	$30,523	100.00%	$37,793	100.00%

The following table presents the composition of interest-bearing liabilities for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$287,772	33.00%	$291,049	34.49%
Time Deposits	456,803	52.40	449,754	53.29
Other Borrowings	127,343	14.60	103,112	12.22
Total Interest-Bearing Liabilities	$871,918	100.00%	$843,915	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2008, total non-interest income decreased by $901,000 to $758,000 from $1.66 million for the fiscal year ended December 31, 2007. The decrease is primarily due to realized loss of $685,000 on sales of investment securities during fiscal 2008.

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)
Service Charges on Deposits	$585	77.18%	$658	39.66%
Investment Securities (Losses) Gains	(685)	(90.37)	86	5.18
Other	858	113.19	915	55.16
Total Non-Interest Income	$758	100.00%	$1,659	100.00%

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the fiscal year ended December 31, 2008, including the other than temporary impairment charges on securities of $94.35 million, increased by $96.30 million to $110.62 million from $14.32 million for the fiscal year ended December 31, 2007.  Excluding the other than temporary impairment charges, total non-interest expense for fiscal 2008 increased by $1.95 million to $16.27 million. This increase was primarily due to the increase of approximately $1.0 million in our FDIC assessment.

The following table presents the composition of non-interest expense for the indicated period.

	Fiscal 2008		Fiscal 2007
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$9,366	8.46%	$8,971	62.66%
Net Occupancy Expense	2,079	1.88	2,050	14.32
Equipment Expense	386	0.35	80	0.56
FDIC Assessment	1,082	0.98	86	0.60
Data Processing Expense	442	0.40	417	2.91
Other than temporary impairment charges on securities	94,346	85.29	—
Other	2,915	2.64	2,714	18.95
Total Non-Interest Expense	$110,616	100.00%	$14,318	100.00%

Provision for Income Tax.  For the fiscal year ended December 31, 2008, the Company recorded an income tax benefit of $5.79 million as compared to income tax expense of $2.37 million for the fiscal year ended December 31, 2007. The tax benefit recorded in fiscal 2008 relates to the other than temporary impairment charge on securities, including (i) a Lehman Brothers corporate note, (ii) direct investments in Fannie Mae and Freddie Mac securities, and (iii) indirect investments in Fannie Mae and Freddie Mac securities through our investments in certain auction rate securities and is a carryback claim.  The Emergency Economic Stabilization Act of 2008 (the "EESA"), enacted on October 3, 2008, provides for, among other things, the characterization of the losses on direct and indirect investments in Fannie Mae and Freddie Mac securities as ordinary losses which may be used to offset income taxes on ordinary income.

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

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$29,804	50.92%	$23,844	49.45%
Investment Securities	27,178	46.43	24,027	49.82
Other	1,553	2.65	350	0.73
Total Interest Income	$58,535	100.00%	$48,221	100.00%

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

The following table presents the composition of interest-earning assets for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)
Loans	$389,520	39.75%	$327,210	36.92%
Investment Securities	558,742	57.02	550,443	62.12
Other	31,678	3.23	8,509	.96
Total Interest-Earning Assets	$979,940	100.00%	$886,162	100.00%

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

The following tables presents the composition of interest expense for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$10,338	27.35%	$5,283	18.10%
Time Deposits	21,745	57.54	17,276	59.19
Other Borrowings	5,710	15.11	6,627	22.71
Total Interest Expense	$37,793	100.00%	$29,186	100.00%

The following table presents the composition of interest-bearing liabilities for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$291,049	34.49%	$206,745	27.12%
Time Deposits	449,754	53.29	410,729	53.89
Other Borrowings	103,112	12.22	144,722	18.99
Total Interest-Bearing Liabilities	$843,915	100.00%	$762,196	100.00%

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

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)
Service Charges on Deposits	$658	39.66%	$588	15.92%
Investment Securities gains	86	5.18	2,336	63.26
Other	915	55.16	769	20.82
Total Non-Interest Income	$1,659	100.00%	$3,693	100.00%

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

The following table presents the composition of non-interest expense for the indicated periods:

	Fiscal 2007		Fiscal 2006
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$8,971	62.66%	$8,481	62.44%
Net Occupancy Expense	2,050	14.32	1,961	14.44
Equipment Expense	80	0.56	108	0.80
FDIC Assessment	86	0.60	85	0.63
Data Processing Expense	417	2.91	366	2.69
Other	2,714	18.95	2,581	19.00
Total Non-Interest Expense	$14,318	100.00%	$13,582	100.00%

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

Investment Activities

General.  The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk.  The Bank does not, as a rule, invest in equity securities. The largest component of the Bank's securities investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including Freddie Mac, Fannie Mae or the Government National Mortgage Association ("Ginnie Mae").  The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies.  The Bank maintains a small portfolio of less than $4 million of high-yield corporate debt securities.  Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments had high credit quality ratings of AA or AAA and were fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

During the first quarter of 2008, due to uncertainties in the credit markets which negatively impacted our ability to liquidate, if necessary, investments in auction rate securities, we wrote down the auction rate securities held by us by approximately $8.90 million.

On September 7, 2008, the United States Department of the Treasury("US Treasury") and the Federal Housing Finance Agency ("FHFA") announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA, a plan which eliminated dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.

As of June 30, 2008, the Bank held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million, and a $6.9 million corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008.  Due to the U.S. Treasury actions and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million, consisting of $80.15 million related to the auction rate securities; $8.10 million related to the Fannie Mae and Freddie Mac preferred shares and $6.10 million charge for the Lehman Brothers corporate note.

At September 30, 2008, the other than temporary impairment ("OTTI") charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code.  Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.10 million.  The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were considered capital losses under the federal tax code.  As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains.  A valuation allowance was recorded on the remaining deferred tax asset.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act (the "EESA") which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses.  Due to this change in the tax law, we carried back as much loss as could be utilized and recognized a deferred tax asset for the remainder.  In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which will provide capital from the US Treasury in the form of Preferred Shares.  We have applied to participate in this program.  If we receive approval to participate, management will review the terms of the transaction and determine if it is in the best interest of the Company to accept the funds.

At December 31, 2008, our portfolio of investment securities included approximately $101 million at cost of auction rate securities and $64.15 million of corporate notes for which an other than temporary impairment charge has not been recorded in our financial statements. The fair value of these securities, presently $63.08 million and $42.32 million, respectively, could be negatively impacted in the future. Were this to occur, we may be required to reflect a write down of certain of our securities in future periods as a charge to earnings if any of our securities are deemed to be other than temporarily impaired. Such impairment charge would be recorded as non-interest expense and could be material to our results of operations.

We are currently negotiating a potential settlement of claims we asserted against the issuing financial institutions of the auction rate securities in our investment portfolio pursuant to the agreement these financial institutions have reached with the SEC and the Attorney General of the State of New York. The outcome of these negotiations and the amount we may recover in a settlement agreement, if any, is uncertain at this time.

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

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2008, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2008 or 2007.

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2008		2007		2006
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$—	$—	$—	$—	$5,002	$4,990
U.S. Government Agencies	91,467	91,159	272,789	272,318	322,986	317,164
Mortgage-backed securities	83,845	83,821	53,886	53,057	67,472	65,853
Corporate notes	64,150	42,324	71,147	67,601	44,366	44,038
Municipal securities	1,973	1,603	1,973	3,004	5,698	7,187
Auction rate securities	101,110	63,080	184,597	184,597	71,500	71,500
Marketable equity securities and other	17,960	16,776	18,698	18,384	3,919	4,066
Total	$360,505	$298,763	$603,090	$598,961	$520,943	$514,798

Held-To-Maturity
U.S. Government Agencies	$360	$362	$395	$405	$433	$436

The following tables summarize the Company's available-for-sale and held- to-maturity securities:

	December 31, 2008
	Weighted Average Yield	Cost	Fair Value
	(Dollars in thousands)
Available-For-Sale

U.S. Government Agencies Obligations
Due after one year through five years	4.19%	$9,997	$10,042
Due after five years through ten years	5.06	47,639	47,440
Due after ten years	5.91	33,831	33,677
		91,467	91,159
Municipal Obligations
Due after ten years	9.41	1,973	1,603
		1,973	1,603
Mortgage-backed securities
Due after one year through five years	4.59	3,770	3,781
Due after five years through ten years	4.13	6,765	6,863
Due after ten years	5.74	73,310	73,177
		83,845	83,821
Corporate Notes
Due within one year	3.14	21,701	21,565
Due after one year through five years	9.24	8,367	5,233
Due after five years through ten years	5.57	11,198	6,281
Due after ten years	7.04	22,884	9,245
		64,150	42,324
Auction rate and other securities
Common Stocks	—	1,681	960
Preferred Stocks	7.42	2,253	1,816
Auction Market Securities	4.84	101,110	63,080
Money market funds	2.36	11,253	11,227
Federal Home Loan Bank Stock	1.09	2,773	2,773
		119,070	79,856
		$360,505	$298,763
Held-To-Maturity
U.S. Government Agencies Obligations Due after ten years	6.68	360	362
		$360	$362

Loan Portfolio

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At December 31, 2008, 2007 and 2006, the Company had total loans, net of unearned income of $466.75 million, $434.79 million and $370.92 million, respectively, and an allowance for loan losses of $9.20 million, $4.18 million and $3.77 million, respectively.  From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

The Bank generally makes commercial mortgage loans with loan to value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one-to four-family residential mortgage loans.  Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks through its underwriting policies.  The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property.  The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio.  When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower.  The Bank's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property.  The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At December 31, 2008 and 2007, approximately $68.42 million and $76.13 million, respectively, or 14.6% and 17.4%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At December 31, 2008 and 2007, approximately $138.74 million and $145.65 million, respectively, or 30% and 33%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At December 31, 2008 and 2007, approximately 11% and 10%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 89% and 90%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

The Bank's residential loan underwriting criteria are generally comparable to those required by FNMA and other major secondary market loan purchasers. Generally, ARM credit risks are somewhat greater than fixed-rate loans primarily because, as interest rates rise, the borrowers' payments rise, increasing the potential for default. The Bank's teaser rate ARMs (ARMs with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments) were underwritten based on the payment due at the fully-indexed rate.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At December 31, 2008 and 2007, the Company's loan portfolio was comprised of $260.7 million and $300.3 million, respectively, or 55.7% and 68.8%, respectively, of other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At December 31, 2008, the Bank was generally not permitted to make loans to one borrower in excess of approximately $12.27 million, with an additional amount of approximately $8.18 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $12.27 million.  At December 31, 2008, the Bank was in compliance with these standards.

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

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and professional loans	$68,418	14.6%	$76,132	17.4%	$63,331	17.0%	$33,370	10.8%	$16,498	5.7%
Secured by real estate
1 - 4 family	140,150	30.0	142,140	32.6	139,611	37.5	139,931	45.1	155,079	53.9
Multi family	4,031	0.9	3,506	0.8	4,013	1.1	2,874	0.9	4,600	1.6
Non-residential (commercial)	254,831	54.4	212,850	48.8	160,417	43.1	132,142	42.6	109,597	38.1
Consumer	460	0.1	1,691	0.4	4,763	1.3	2,018	0.6	1,989	0.7

Total loans	467,890	100.0%	436,319	100.0%	372,135	100.0%	310,335	100.0%	287,763	100.0%

Less: Allowance for loan losses	(9,204)		(4,183)		(3,771)		(3,266)		(2,927)
Unearned fees	(1,137)		(1,534)		(1,212)		(1,105)		(784)
Loans, net	$457,549		$430,602		$367,152		$305,964		$284,052

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information.  The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $99,000 and $314,000 at December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Nonaccrual loans:
Commercial and professional loans	$—	$—	$—	$—	$—
Consumer	—	—	—	3	1
Secured by real estate	130	153	201	253	342
Total nonaccrual loans	130	153	201	256	343
Accruing loans delinquent 90 days or more	99	314	—	74	50
Total nonperforming loans	$229	$467	$201	$330	$393
Total nonperforming loans to total assets	.02%	.04%	.02%	.03%	.04%

The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated. (dollars in thousands):

	December 31, 2008
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$898	9.7%	0.19%
Secured by real estate
1 - 4 family	696	7.6	0.15
Multi family	19	0.2	0.00
Non-residential	7,512	81.6	1.61
Consumer and other	4	0.1	0.02
General allowance (1)	75	0.8	0.00
Total allowance for loan losses	$9,204	100.0%	1.97%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2007
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$929	22.2%	0.21%
Secured by real estate
1 - 4 family	591	14.2	0.14
Multi family	43	1.0	0.01
Non-residential	2,597	62.1	0.60
Consumer and other	21	0.5	0.00
General allowance (1)	3	0.0	0.00
Total allowance for loan losses	$4,183	100.0%	0.96%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2006
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$852	22.6%	0.23%
Secured by real estate
1 - 4 family	634	16.8	0.17
Multi family	54	1.4	0.01
Non-residential	2,166	57.5	0.58
Consumer and other	64	1.7	0.02
General allowance (1)	—	—	—
Total allowance for loan losses	$3,771	100.0%	1.01%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2005
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$450	13.8%	0.15%
Secured by real estate
1 - 4 family	937	28.7	0.31
Multi family	39	1.2	0.01
Non-residential	1,784	54.6	0.58
Consumer and other	27	0.8	0.00
General allowance (1)	29	0.9	0.00
Total allowance for loan losses	$3,266	100.0%	1.03%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2004
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$223	7.6%	0.08%
Secured by real estate
1 - 4 family	775	26.5	0.27
Multi family	62	2.1	0.02
Non-residential	1,398	47.8	0.49
Consumer and other	27	0.9	0.01
General allowance (1)	442	15.1	0.15
Total allowance for loan losses	$2,927	100.0%	1.02%

(1) The allowance for loan losses is allocated to specific loans as necessary.

The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

	December 31, 2008
	Within 1 Year	1 to 5 Years	After 5 Years	Total
	(In thousands)
Fixed Rate
Commercial and professional	$1,624	$24,358	$966	$26,948
Non-residential	15,752	40,607	165,292	221,651

Total fixed rate	$17,376	$64,965	$166,258	$248,599

Adjustable Rate
Commercial and professional	27,874	9,840	3,756	41,470
Non-residential	69,765	16,054	92,002	177,821

Total adjustable rate	$97,639	$25,894	$95,758	$219,291
Total	$115,015	$90,859	$262,016	$467,890

Demand loans, loans with no stated maturity, are included in the table above in the Within One Year category.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Average loans outstanding	$461,678	$389,520	$327,210	$287,178	$290,774
Allowance at beginning of period	4,183	3,771	3,266	2,927	2,593
Charge-offs:
Commercial and other loans	1	—	42	26	24
Real estate loans	—	—	—	—	—
Total loans charged-off	1	—	42	26	24
Recoveries:
Commercial and other loans	118	57	137	185	178
Real estate loans	—	—	—	—	—
Total loans recovered	118	57	137	185	178
Net recoveries (charge-offs)	117	57	95	159	154
Provision for loan losses charged to operating expenses	4,904	355	410	180	180

Allowance at end of period	$9,204	$4,183	$3,771	$3,266	$2,927
Ratio of net recoveries(charge-offs) to average loans outstanding	.03%	.01%	.03%	.06%	.05%
Allowance as a percent of total loans	1.97%	0.96%	1.01%	1.05%	1.02%
Total loans at end of period	$467,890	$436,319	$372,135	$310,335	$287,763

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

The following table summarizes the composition of the average balances of major deposit categories:

	December 31,
	2008		2007		2006
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$54,452	—	$50,647	—	$47,890	—
NOW and money market	39,849	1.58%	29,984	0.76%	35,141	0.61%
Savings deposits	247,923	2.84	261,065	3.83	171,604	2.95
Time deposits	456,803	3.79	449,754	4.83	410,729	4.21
Total deposits	$799,027	3.13%	$791,450	4.04%	$665,364	3.39%

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $213.58 million at December 31, 2008.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2008:

(In thousands)
3 months or less	$121,288
Over 3 months but within 6 months	69,751
Over 6 months but within 12 months	19,920
Over 12 months	2,619
Total	$213,578

It has been the Bank’s experience that these certificates will renew.

Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$59,504	$76,842	$62,652
Average during the year	$61,162	$40,049	$56,236
Maximum month-end balance	$72,324	$76,842	$79,154
Weighted average rate during the year	3.83%	4.93%	3.75%
Rate at December 31	3.76%	4.65%	4.94%

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

On September 7, 2008, the US Treasury and the FHFA announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA, a plan which eliminated dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.

As of June 30, 2008, the Bank held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million, and a $6.9 million corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008.  Due to the U.S. Treasury actions and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million, consisting of $80.15 million related to the auction rate securities; $8.10 million related to the Fannie Mae and Freddie Mac preferred shares and $6.10 million charge for the Lehman Brothers corporate note.

The OTTI charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code.  Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.10 million.  The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were originally considered capital losses under the federal tax code.  As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains.  A valuation allowance was recorded on the remaining deferred tax asset.

In October 2008, the U.S. Congress passed EESA which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses.In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which will provide capital from the US Treasury in the form of Preferred Shares.  We have applied to participate in this program.

As a result of this OTTI charge, the Bank no longer met the definition of a "well capitalized" institution as of September 30, 2008.  In order to restore our "well capitalized" position, in October 2008, the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors, purchased an aggregate of 60,000 Series A Preferred Shares at $1,000 per share, or $60 million in the aggregate.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100. The transaction was consummated on October 31, 2008.  After the sale of the Series A Preferred Stock, we met the definition of "well capitalized" as disclosed in Note 11.

At December 31, 2008, our portfolio of investment securities included approximately $101 million at cost of auction rate securities for which an other than temporary impairment charge has not been recorded in our financial statements. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. As a result of the auction failures beginning in February 2008, the fair value of these securities, presently $63.08 million, may be negatively impacted in the future.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.  Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company. See "New Accounting Pronouncements - Accounting For Fair Value Measurement" below for further discussion of this policy.

The current uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 19 years after December 31, 2008) thereby recovering our investment.  We may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. The auction rate securities in our investment portfolio are currently paying interest with rates ranging from 1.77% to 8.99%.

Approximately $15.0 million principal amount of auction rate securities that became due during the first quarter of 2009 were paid.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or our ability to execute our current business plan.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  The Company paid cash dividends per common share of $.20, $.18 and $.16 in fiscal 2008, 2007 and 2006, respectively. The ability of the Company to meet these obligations, including the payment of dividends on its common stock, is not currently dependent upon the receipt of dividends from the Bank.  At December 31, 2008, the Company had cash of approximately $10.9 million and investment securities with a fair market value of $4.3 million.

Contingent Liabilities and Commitments

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.  The following table presents the Company's commitments at December 31, 2008.

	Expiration By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Lines of Credit	$29,533	$23,523	$1,262	$161	$4,587
Standby Letters of Credit	1,349	1,349	—	—	—
Loan Commitments	12,491	12,491	—	—	—

Total	$43,373	$37,363	$1,262	$161	$4,587

Contractual Obligations

The following table presents the Company's contractual obligations at December 31, 2008.

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-Term Debt	$67,953	$10,087	$16,000	$19,185	$22,681
Operating Leases	3,791	977	1,464	939	411
Time Deposits	464,931	461,827	908	2,196	—
Trade Date Securities	13,431	13,431	—	—	—
Total Contractual Obligations	$550,106	$486,322	$18,372	$22,320	$23,092

The Company currently has two unconsolidated subsidiaries and no special purpose entities.

Capital

The capital ratios of the Bank and the Company are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators.  See Note O to the Consolidated Financial Statements.

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals.  The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at December 31, 2008 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total	Fair Value
Federal funds sold	30,000				30,000	30,000
(Rate)	1.28%
Interest bearing deposits in banks	54,097	15,000	—	—	69,097	69,097
(Rate)	1.58%	3.60%			2.02%
Loans (1)(2)
Adjustable rate loans	128,680	10,620	31,620	48,371	219,291	211,983
(Rate)	6.47%	6.00%	6.93%	7.05%	6.64%
Fixed rate loans	11,011	6,365	39,337	191,886	248,599	254,818
(Rate)	7.25%	6.65%	8.37%	6.43%	6.78%
Total loans	139,691	16,985	70,957	240,257	467,890	466,801
Investments (3)(4)	167,617	18,296	24,183	150,769	360,865	299,125
(Rate)	4.88%	5.20%	5.31%	5.77%	5.30%
Total rate-sensitive assets	391,405	50,281	95,140	391,026	927,852
Deposit accounts (5)
Savings and NOW	198,858	—	—	—	198,858	198,858
(Rate)	1.77%				1.77%
Money market	11,008	—	—	—	11,008	11,008
(Rate)	1.49%				1.49%
Time Deposits	239,487	222,340	908	2,196	464,931	467,756
(Rate)	3.15%	3.29%	2.44%	1.80%	3.21%
Total deposit accounts	449,353	222,340	908	2,196	674,797
Repurchase Agreements	2,504	—	—	57,000	59,504	64,519
(Rate)	1.15%			3.92%	3.80%
Other borrowings	5,000	5,087	16,000	41,866	67,953	69,739
(Rate)	2.72%	4.25%	5.97%	4.89%	4.94%
Total rate-sensitive liabilities	456,857	227,427	16,908	101,062	802,254
Interest rate caps	40,000			(40,000)
Gap (repricing differences)	(105,452)	(177,146)	78,232	249,964	45,598

Cumulative Gap	(105,452)	(282,598)	(204,366)	45,598
Cumulative Gap to Total Rate Sensitive Assets	(11.37)%	(30.46)%	(22.03)%	4.91%

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

New Accounting Pronouncements

Accounting For Fair Value Measurement

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS No. 157 was adopted as required on January 1, 2008 without material effect to the Company's consolidated balance sheet or consolidated statement of income (loss).

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1 to clarify that leases are excluded from the scope of SFAS No. 157 and to clarify that assets acquired and liabilities assumed in connection with a business combination are required to be measured under SFAS No. 141 "Business Combinations" or SFAS No. 141 (Revised December 2007) "Business Combinations" regardless of whether those assets and liabilities are related to leases.  This FSP does not have a material impact on the Company's consolidated statement of condition or results of operations.

In February 2008, the FASB issued FSP 157-2 to delay the effective date of implementing SFAS No. 157 for nonfinancial assets and liabilities, except  for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  At December 31, 2008, the Company did not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued FSP 157-3 to clarify the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 applies to certain investment securities owned by the Bank in order to calculate the unrealized gain/(loss) on securities available for sale.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115 and permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Company.  The Company has chosen to not measure financial instruments identified under SFAS No. 159 at fair value and therefore, the adoption of SFAS No. 159 did not have a material impact on our consolidated balance sheet or consolidated statement of income (loss).

In February 2008, FASB issued FASB Staff Position ("FSP") FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions", which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008, or January 1, 2009 as to the Company.  The Company adopted FSP FAS 140-3 without material effect to the consolidated balance sheet or consolidated statement of income (loss).

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows beyond the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS No. 161 also improves transparency with respect to the location and amounts of derivative instruments in an entity's financial statements and with respect to how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  The disclosures required by SFAS No. 161, clarified by FASB Staff Position No. 133-1 and FIN 45-4 issued on September 12, 2008, should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008, or January 1, 2009 as to the Company, with early application encouraged. The Company adopted SFAS No. 161 as required on January 1, 2009 without material impact on the Company's results of operations or financial condition.

In May 2008, FASB Issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with U.S. GAAP. The statement is not expected to result in changes to current practices nor have a material effect on the Company.

In November 2008, FASB ratified a consensus opinion reached by the Emerging Issues Task Force ("EITF") on EITF Issue 08-6, "Equity Method Investment Accounting Considerations," to clarify accounting and impairment considerations involving equity method investments after the effective date of both FASB Statement 141 (revised 2007), "Business Combinations", and FASB Statement 160, "Noncontrolling Interests in Consolidated Financial Statements." EITF Issue 08-6 includes the Task Force's conclusions on how an equity method investor should (1) initially measure its equity method investment, (2) account for impairment charges recorded by its investee, and (3) account for shares issued by the investee.  EITF Issue 08-6 is effective for fiscal years beginning on or after December 15, 2008. The Company intends to adopt EITF Issue 08-6 effective January 1, 2009 on a prospective basis.  The Company has periodically purchased equity method investments and is in the process of evaluating the impact that the adoption of EITF Issue 08-6 will have on its financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," to require employers to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans. FSP FAS 132R-1 requires employers to consider the following objectives in providing more detailed disclosures about plan assets:

*How investment decisions are made, including factors necessary to understanding investment policies and strategies

*The major categories of plan assets

*The inputs and valuation techniques used to measure the fair value of plan assets

*The effect of fair value measurements using significant unobservable inputs (Level 3 measurements in SFAS No.  "Fair Value Measurements") on changes in plan assets for the period

*Significant concentrations of risk within plan assets

The disclosures relating to the above objectives are required by the FSP for fiscal years ending after December 15, 2009. The Company intends to adopt FSP FAS 132R-1 effective December 31, 2009.

Internal Control Over Financial Reporting

The objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act").

 Section 302 of the Act requires the CEOs and CFOs of the Company to (i) certify that the annual and quarterly reports filed with the SEC are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures.  Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and, in a later phase of the effectiveness of Section 404, (iii) obtain an external auditor's report on management's assessment of its internal control.  The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Therefore, the Company was first required to comply with the portions of Section 404 described in (i) and (ii) above for the fiscal year ended December 31, 2007.

The Committee of Sponsoring Organizations ("COSO") methodology may be used to document and test the internal controls pertaining to the accuracy of Company issued financial statements and related disclosures. COSO requires a review of the control environment (including anti-fraud and audit committee effectiveness), risk assessment, control activities, information and communication, and ongoing monitoring.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
of Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Berkshire Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report, not included herein, dated March 31, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
March 31, 2009

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$3,290	$8,614
Interest bearing deposits	69,097	7,579
Federal funds sold	30,000	31,000
Total cash and cash equivalents	102,387	47,193
Investment Securities:
Available-for-sale	298,763	598,961
Held-to-maturity, fair value of $362 in 2008 and $405 in 2007	360	395
Total investment securities	299,123	599,356
Loans, net of unearned income	466,753	434,785
Less: allowance for loan losses	(9,204)	(4,183)
Net loans	457,549	430,602
Accrued interest receivable	5,866	8,602
Premises and equipment, net	8,844	9,362
Goodwill, net	18,549	18,549
Trade date securities receivable	13,431	—
Other assets	37,963	6,854
Total assets	$943,712	$1,120,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$51,312	$53,805
Interest bearing	674,797	799,410
Total deposits	726,109	853,215
Securities sold under agreements to repurchase	59,504	76,842
Long term borrowings	45,272	31,607
Subordinated debt	22,681	22,681
Accrued interest payable	6,522	9,089
Other liabilities	17,672	2,826
Total liabilities	877,760	996,260

Stockholders' equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares
Issued — 60,000 shares
Outstanding —
December 31, 2008, 60,000 shares	1	—
December 31, 2007, none
Common stock - $.10 par value
Authorized - December 31, 2008, 25,000,000 shares - December 31, 2007, 10,000,000 shares
Issued— 7,698,285 shares
Outstanding —
December 31, 2008, 7,054,183 shares	770	770
December 31, 2007, 7,054,183 shares
Additional paid-in capital	150,985	90,986
Retained earnings (accumulated deficit)	(39,795)	42,352
Accumulated other comprehensive loss, net	(39,598)	(3,439)
Treasury Stock at cost December 31, 2008 and 2007, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	65,952	124,258
Total liabilities and stockholders' equity	$943,712	$1,120,518

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	For The Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Federal funds sold and interest bearing deposits	$1,380	$1,553	$350
Investment securities	25,456	27,178	24,027
Loans, including related fees	32,754	29,804	23,844
Total interest income	59,590	58,535	48,221
INTEREST EXPENSE
Deposits	24,968	32,083	22,559
Securities sold under agreements to repurchase	2,344	1,976	2,110
Long-term borrowings and subordinated debt	3,211	3,734	4,517
Total interest expense	30,523	37,793	29,186
Net interest income	29,067	20,742	19,035
PROVISION FOR LOAN LOSSES	4,904	355	410
Net interest income after provision for loan losses	24,163	20,387	18,625
NON-INTEREST INCOME
Service charges on deposit accounts	585	658	588
Investment securities gains (losses)	(685)	86	2,336
Other income	858	915	769
Total non-interest income	758	1,659	3,693
NON-INTEREST EXPENSE
Salaries and employee benefits	9,366	8,971	8,481
Net occupancy expense	2,079	2,050	1,961
Equipment expense	386	80	108
FDIC assessment	1,082	86	85
Data processing expense	442	417	366
Other than temporary impairment charges on securities	94,346	—	—
Other	2,915	2,714	2,581
Total non-interest expense	110,616	14,318	13,582
Income (loss) before provision for income taxes	(85,695)	7,728	8,736
Provision (benefit) for income taxes	(5,790)	2,374	3,856
Net income (loss)	$(79,905)	$5,354	$4,880
Net income (loss) per share:
Basic	$(11.45)	$.77	$.71
Diluted	$—	$.76	$.70
Number of shares used to compute net income (loss) per share:
Basic	7,054	6,987	6,891
Diluted	7,054	7,005	6,976
Dividends per common share	$.20	$.18	$.16

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Common Shares	Preferred Shares	Common Stock Par value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss) net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2006	7,698		$770	$	$90,594	$(8,415)	$33,504	$(7,743)	$	$108,710
Net income							4,880		4,880	4,880
Acquisition of treasury shares								(790)		(790)
Exercise of stock options					(19)			368		349
Tax benefit from exercise of stock options					84					84
Other comprehensive income net of reclassification adjustment and taxes						3,643			3,643	3,643
Comprehensive income									$8,523
Cash dividends							(1,099)			(1,099)
Balance at December 31, 2006	7,698		770		90,659	(4,772)	37,285	(8,165)		115,777
Adoption of FIN 48							965			965
Adjusted balance at January 1, 2007							38,250			116,742
Net income							5,354		5,354	5,354
Exercise of stock options					(32)			1,754		1,722
Tax benefit from exercise of stock options					359					359
Other comprehensive income net of reclassification adjustment and taxes						1,333			1,333	1,333
Comprehensive income									$6,687
Cash dividends							(1,252)			(1,252)
Balance at December 31, 2007	7,698		770		90,986	(3,439)	42,352	(6,411)		124,258
Net (loss)							(79,905)		(79,905)	(79,905)
Issuance of Series A Preferred Stock		60		1	59,999					60,000
Other comprehensive loss net of reclassification adjustment and taxes						(36,159)			(36,159)	(36,159)
Comprehensive loss									$(116,064)
Cash dividends - Preferred Stock							(837)			(837)
Cash dividends - Common Stock							(1,405)			(1,405)
Balance at December 31, 2008	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(79,905)	$5,354	$4,880
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized gains (losses) on investment securities	685	(86)	(2,336)
Other than temporary impairment charges on securities	94,346	—	—
Net accretion of premiums of investment securities	(225)	(1,339)	(595)
Depreciation and amortization	604	739	727
Provision for loan losses	4,904	355	410

CHANGES IN ASSETS AND LIABILITIES:
Decrease (increase) in accrued interest receivable	2,757	(2,205)	387
(Increase) decrease in other assets	(44,540)	1,184	2,021
(Decrease) increase in accrued interest payable and other liabilities	12,280	(439)	3,763

Net cash (used in) provided by operating activities	(9,094)	3,563	9,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
Purchases	(3,648,701)	(1,439,103)	(489,737)
Sales, maturities and calls	3,817,912	1,357,643	580,923
Investment securities held to maturity
Maturities	35	93	129
Net (increase) in loans	(31,851)	(63,806)	(61,598)
Acquisition of premises and equipment	(86)	(763)	(1,463)

Net cash provided by (used in) investing activities	137,309	(145,936)	28,254

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in non interest bearing deposits	(2,493)	4,387	(851)
Net (decrease) increase in interest bearing deposits	(124,613)	167,339	2,080
(Decrease) increase in securities sold under agreements to repurchase	(17,338)	14,190	(10,392)
Proceeds from long term debt	25,000	19,000	2,000
Repayment of long term debt	(11,335)	(40,131)	(32,463)
Proceeds from issuance of Series A preferred stock, net	60,000	—	—
Acquisition of treasury stock	—	—	(790)
Proceeds from exercise of common stock options	—	1,363	349
Tax benefits from exercise of common stock options	—	359	84
Dividends paid	(2,242)	(1,252)	(1,099)
Net cash (used in) provided by financing activities	(73,021)	165,255	(41,082)
Net increase (decrease) in cash and cash equivalents	55,194	22,882	(3,571)
Cash and cash equivalents at beginning of year	$47,193	$24,311	$27,882
Cash and cash equivalents at end of year	$102,387	$47,193	$24,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash used to pay interest	$33,090	$36,814	$26,807
Cash used to pay income taxes, net of refunds	$1,280	$3,575	$4,163
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Trade date securities receivable	$13,431	$—	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Trust Preferred Securities.

As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 6.53%.

On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 4.10%.  See Note A of Notes to Consolidated Financial Statements for further discussion of Trust Preferred Securities.

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

Series A Preferred Shares.  On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.

Note B - SUMMARY OF ACCOUNTING POLICIES

1.	Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and predominant practice within the banking industry, and include the accounts of Berkshire Bancorp Inc. and its wholly owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), and GAFG's wholly owned subsidiary, the Bank, and East 39, LLC, (collectively, the "Company").  All significant intercompany accounts and transactions have been eliminated.

In preparing the financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the balance sheets, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, goodwill, carrying value of investments designated as available for sale, and deferred tax assets and liabilities.  The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values.  However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

The carrying value of investments designated as available for sale are based upon quoted market prices or prices for similar assets.  If these prices are not accurate or the similar assets are not similar enough, additional impairment charges may be required.

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

At December 31, 2007, our portfolio of investment securities included approximately $185 million of auction rate securities. These investments had high credit quality ratings of AA or AAA and were fully collateralized by bonds and other financial instruments. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days.

During the first quarter of 2008, due to uncertainties in the credit markets which negatively impacted our ability to liquidate, if necessary, investments in auction rate securities, we wrote down the auction rate securities held by us by approximately $8.90 million.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

On September 7, 2008, the United States Department of the Treasury("US Treasury") and the Federal Housing Finance Agency ("FHFA") announced a plan to place the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") into conservatorship under the authority of the FHFA, a plan which eliminated dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.

As of June 30, 2008, the Bank held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million, and a $6.9 million corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008.  Due to the U.S. Treasury actions and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million, consisting of $80.15 million related to the auction rate securities; $8.10 million related to the Fannie Mae and Freddie Mac preferred shares and $6.10 million charge for the Lehman Brothers corporate note.

At September 30, 2008, the other than temporary impairment ("OTTI") charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code.  Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.10 million.  The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were considered capital losses under the federal tax code.  As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains.  A valuation allowance was recorded on the remaining deferred tax asset.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act (the "EESA") which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses.  Due to this change in the tax law, we carried back as much loss as could be utilized and recognized a deferred tax asset for the remainder.  In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which will provide capital from the US Treasury in the form of Preferred Shares.  We have applied to participate in this program.  If we receive approval to participate, management will review the terms of the transaction and determine if it is in the best interest of the Company to accept the funds.

At December 31, 2008, our portfolio of investment securities included approximately $101 million at cost of auction rate securities for which an other than temporary impairment charge has not been recorded in our financial statements as, based upon our analysis, the impairment is due to market illiquidity. The fair value of these securities, presently $63.08 million, could be negatively impacted in the future. Were this to occur, we may be required to reflect a write down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other than temporarily impaired. Such impairment charge would be recorded as non-interest expense and could be material to our results of operations.

We are currently negotiating a potential settlement of claims we have asserted against the issuing financial institutions of the auction rate securities in our investment portfolio pursuant to the agreement these financial institutions have reached with the Securities and Exchange Commission (“SEC”) and the Attorney General of the State of New York. The outcome of these negotiations and the amount we may recover in a settlement agreement, if any, is uncertain at this time.

Based on our expected operating cash flows, and our other sources of cash, including available lines of credit, we do not expect the potential lack of liquidity in these investments to affect our ability to execute our current business plan.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

3.	Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb specifically identifiable losses and losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio.  The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem or impaired loans, and current economic conditions which may affect the borrowers' ability to pay.  The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

The Bank, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations.  The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, as of January 1, 2001.  The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities.  Financial derivatives are reported at fair value in other assets or other liabilities.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.  At December 31, 2008 and 2007, the Company had $40.0 million and $10.0 million, respectively, outstanding.

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

Other real estate owned, representing property acquired through foreclosure, is recorded at the lower of cost or estimated fair market value, less costs of disposal.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of income.

7.	Goodwill

Goodwill resulting from the acquisition of The Berkshire Bank in 1999 and GSB Financial Corporation in 2001 is accounted for under SFAS No. 142, "Goodwill and Intangible Assets".  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  The Company performs such tests annually and did not identify any impairment on its outstanding goodwill and its identifiable intangible assets from its most recent testing, performed at December 31, 2008.

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109".  The result of adoption was an increase to retained earnings totaling $965,000 as a previously accrued liability was evaluated and determined to be no longer necessary as the tax year had expired.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

10.	Stock Based Compensation

At December 31, 2008, the Company has one stock-based employee compensation plan, which is more fully described in Note J.  The Company accounts for the plan in accordance with SFAS Statement No. 123(R), "Share Based Payment" ("SFAS 123R").  Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The Company did not grant stock options in fiscal 2008, 2007 and 2006, as a result of which, no stock based compensation expense was recorded in each of those years.

11.	Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks, interest bearing deposits in other financial institutions with an original maturity of less than ninety days, and federal funds sold.

12.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or cash balances with the Federal Reserve Bank in a non-interest bearing account.  The amounts of those reserve and cash balances was approximately $3,097,000 and $3,258,000 at December 31, 2008 and 2007, respectively.

13.	Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLBNY") to maintain an investment in FHLBNY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value. At December 31, 2008 and 2007, management does not believe this asset is impaired.

14.	Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income"  which includes net income as well as certain other items, which results in a change to equity during the period. (In thousands.)

	Year Ended December 31, 2008
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:

Unrealized holding losses arising during the period	$(52,252)	$20,514	$(31,738)

Less: reclassification adjustment for losses realized in net income	(5,361)	2,144	(3,217)
	(57,613)	22,658	(34,955)
Change in minimum pension liability	(1,204)	—	(1,204)
Other comprehensive loss, net	$(58,817)	$22,658	$(36,159)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

	Year Ended December 31, 2007
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$2,278	$(964)	$1,314
Less reclassification adjustment for gains realized in net income	86	(34)	52
Unrealized gain on investment securities	2,192	(930)	1,262
Change in minimum pension liability	71	—	71
Other comprehensive income, net	$2,263	$(930)	$1,333

	Year Ended December 31, 2006
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$8,673	$(3,511)	$5,162
Less reclassification adjustment for gains realized in net income	2,336	(934)	1,402
Unrealized gain on investment securities	6,337	(2,577)	3,760
Change in minimum pension liability	(117)	—	(117)
Other comprehensive income, net	$6,220	$(2,577)	$3,643

Note C - INVESTMENT SECURITIES

The following is a summary of held to maturity investment securities:

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$360	$3	$(1)	$362

	December 31, 2007
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$395	$11	$(1)	$405

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The following is a summary of available-for-sale investment securities:

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$91,467	$72	$(380)	$91,159
Mortgage-backed securities	83,845	1,037	(1,061)	83,821
Corporate notes	64,150	112	(21,938)	42,324
Municipal securities	1,973	125	(495)	1,603
Auction rate securities	101,110	—	(38,030)	63,080
Marketable equity securities and other	17,960	80	(1,264)	16,776
Totals	$360,505	$1,426	$(63,168)	$298,763

	December 31, 2007
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$272,789	$151	$(622)	272,318
Mortgage-backed securities	53,886	100	(929)	53,057
Corporate notes	71,147	79	(3,625)	67,601
Municipal securities	1,973	1,031	—	3,004
Auction rate securities	184,597	—	—	184,597
Marketable equity securities and other	18,698	106	(420)	18,384
Totals	$603,090	$1,467	$(5,596)	$598,961

The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$71,241	$378	$5,072	$3	$76,313	$381
Mortgage-backed securities	6,135	58	21,769	1,003	27,904	1,061
Corporate notes	14,480	3,407	8,230	18,531	22,710	21,938
Municipal securities	—	—	1,478	495	1,478	495
Auction rate securities	38,098	38,030	—	—	38,098	38,030

Subtotal, debt securities	129,954	41,873	36,549	20,032	166,503	61,905
Marketable equity securities and other	2,664	352	1,144	912	3,808	1,264
Total temporarily impaired securities	$132,618	$42,225	$37,693	$20,944	$170,311	$63,169

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The Company had a total of 65 debt securities with a fair market value of $166.50 million which were temporarily impaired at December 31, 2008.  The total unrealized loss on these securities was $61.90 million, of which $23.87 million is attributable to changes in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $38.03 million is on 11 auction rate securities which have declined in value due to the auction failures beginning in February 2008. We have the ability to hold these securities to maturity if necessary, therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 12 equity securities with an aggregated fair market value of $3.81 million which were temporarily impaired at December 31, 2008.  The total unrealized loss on these securities was $1.26 million.  Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$—	$—	$204,397	$623	$204,397	$623
Mortgage-backed securities	3,058	7	41,427	922	44,485	929
Corporate notes	27,468	2,428	17,885	1,197	45,353	3,625

Subtotal, debt securities	30,526	2,435	263,709	2,742	294,235	5,177
Marketable equity securities and other	1,406	324	213	96	1,619	420
Total temporarily impaired securities	$31,932	$2,759	$263,922	$2,838	$295,854	$5,597

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2008 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$21,701	$21,565	$—	$—
Due after one through five years	22,134	19,056	—	—
Due after five through ten years	65,602	60,584	—	—
Due after ten years	131,998	117,702	360	362
Auction rate securities	101,110	63,080	—	—
Marketable equity securities and other	17,960	16,776	—	—
Totals	$360,505	$298,763	$360	$362

Gross gains realized on the sales of investment securities for the years ended December 31, 2008, 2007 and 2006 were approximately $313,000, $125,000, and $2,342,000 respectively.  Gross losses were approximately $998,000, $39,000, and $5,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, securities sold under agreements to repurchase with a book value of approximately $59.50 million and $76.84 million, respectively, were outstanding.  The book value of the securities pledged for these repurchase agreements was $69.60 million and $78.95 million, respectively. As of December 31, 2008 and 2007, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

As previously disclosed by the Company, as of June 30, 2008, the Bank had held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million, and a $6.9 million corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008.  Due to the U.S. Treasury actions and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.35 million, consisting of $80.15 million related to the auction rate securities; $8.10 million related to the Fannie Mae and Freddie Mac preferred shares and $6.10 million charge for the Lehman Brothers corporate note.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

At September 30, 2008, the other than temporary impairment ("OTTI") charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code.  Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.10 million.  The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were considered capital losses under the federal tax code.  As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains.  A valuation allowance was recorded on the remaining deferred tax asset.

In October 2008, the U.S. Congress passed the Emergency Economic Stabilization Act (the "EESA") which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses.  Due to this change in the tax law, we carried back as much loss as could be utilized and recognized a deferred tax asset for the remainder.  In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which will provide capital from the US Treasury in the form of Preferred Shares.  We have applied to participate in this program and initial indications are that we will be approved. Upon such approval, management will review the terms of the transaction and determine if it is in the best interest of the Company to accept the funds.

As a result of this OTTI charge, the Bank no longer met the definition of a "well capitalized" institution.  In order to restore our "well capitalized" position, in October 2008, the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors, purchased an aggregate of 60,000 shares of our 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Preferred Shares") at $1,000 per share, or $60 million in the aggregate.  Each Preferred Share is convertible into 123.153 shares of our Common Stock and redeemable at the option of the Company between April 15, 2009 and October 15, 2010 at a redemption price of $1,100.  The transaction was consummated on October 31, 2008.  After the sale of the Preferred Shares, we met the definition of "well capitalized" as discussed in Note O.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - LOANS

Major classifications of loans are as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Commercial and professional loans	$68,418	$76,132
Secured by real estate
1 - 4 family	140,150	142,140
Multi family	4,031	3,506
Non-residential	254,831	212,850
Consumer	460	1,691
	467,890	436,319
Deferred loan fees	(1,137)	(1,534)
Allowance for loan losses	(9,204)	(4,183)
	$457,549	$430,602

Changes in the allowance for loan losses are as follows:

	For The Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$4,183	$3,771	$3,266
Provision charged to operations	4,904	355	410
Loans charged off	(1)	—	(42)
Recoveries	118	57	137

Balance at end of year	$9,204	$4,183	$3,771

The Bank had $130,000, $153,000 and $256,000 of non accrual loans as of December 31, 2008, 2007 and 2006, respectively, and $99,000, $314,000 and $0 of loans delinquent more than ninety days and still accruing interest at December 31, 2008, 2007 and 2006, respectively. The Bank classified the non-accrual loans of $130,000 and $153,000 as impaired loans at December 31, 2008 and 2007, respectively. However, no specific allocation from the allowance for loan losses was made because the collateral underlying each loan was deemed to be sufficient to cover any loss in the event of a default.  Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $8.0 million.

In accordance with banking regulations, the Bank, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. The following table summarizes the activity in loans to related parties.

Balance at 12/31/07	$13,118,546
New Loans	10,977,574
Repayments	8,998,610
Balance at 12/31/08	$15,097,510

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	Estimated useful lives	December 31, 2008	December 31, 2007
		(In thousands)
Land	Indefinite	$3,572	$3,572
Buildings	39 years	5,203	5,190
Furniture and equipment	3 to 10 years	3,315	3,262
Leasehold improvements	2 to 10 years	2,226	2,207
		14,316	14,231
Accumulated depreciation and amortization		(5,472)	(4,869)
Total		$8,844	$9,362

Depreciation and amortization expense was approximately $604,000, $739,000 and $727,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note F - DEPOSITS

The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $213.58 million and $247.53 million as of December 31, 2008 and 2007, respectively.

The scheduled maturities of all certificates of deposit are as follows:

December 31, 2008
(In thousands)
2009	$461,827
2010	782
2011	126
2012	—
2013	2,196
$464,931

It has been the Bank’s experience that the majority of the certificates of deposit will renew with the Bank.

Note G - BORROWINGS

Short-Term Borrowings  Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of various borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$59,504	$76,842	$62,652
Average during the year	$61,162	$40,049	$56,236
Maximum month-end balance	$72,324	$76,842	$79,154
Weighted average rate during the year	3.83%	4.93%	3.75%
Rate at December 31	3.76%	4.65%	4.94%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note G - (continued)

Long-Term Borrowings  At December 31, 2008, advances from the Federal Home Loan Bank (the "FHLB") totaling $45.27 million will mature within one to five years and are reported as long-term borrowings.  The advances are collateralized by FHLB stock and certain first mortgage loans totaling $107.45 million.  The advances had a weighted average rate of 4.52%.  Unused lines of credit at the FHLB were $62.2 million at December 31, 2008.

Outstanding long-term borrowings mature as follows (in thousands):

Year	Amount
2009	$10,088
2010	16,000
2011	—
2012	3,199
2013	15,985

Total	$45,272

The borrowings with the Federal Home Loan Bank Board are generally renewed.

Note H - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period.  There is no effect for dilutive shares for the year ended December 31, 2008 due to the net loss recognized. The following tables present the Company's calculation of earnings (loss) per share in accordance with SFAS No. 128:

	Year Ended December 31, 2008 (In thousands, except per share data)
	Income (loss) (numerator)	Shares (denominator)	Per Share Amount

Basic earnings (loss) per share

Net loss	$(79,905)
Dividends payable to preferred shareholders	(837)
Net loss available to common shareholders	$(80,742)	$7,054	$(11.45)

Diluted earnings per share	—	—	—

	Year Ended December 31, 2007 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common stockholders	$5,354	6,987	$.77
Effect of dilutive securities Options	—	18	(.01)
Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$5,354	7,005	$.76

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note H - (continued)

	Year Ended December 31, 2006 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common stockholders	$4,880	6,891	$.71
Effect of dilutive securities Options	—	85	(.01)
Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$4,880	6,976	$.70

Note I - INCOME TAXES

The components of income tax (benefit) expense are as follows:

	Years Ended December 31,
	2008	2007	2006
Current	$(1,476,000)	$2,723,000	$4,282,000
Deferred Taxes (Benefit)	(4,314,000)	(349,000)	(426,000)
	$(5,790,000)	$2,374,000	$3,856,000

A reconciliation of the (benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 and the amount computed by applying the statutory Federal income tax rate to loss/income from continuing operations follows:

	Years Ended December 31,
	2008	2007	2006
Effective Tax Reconciliation
Tax at statutory rate	$(29,136,000)	$2,627,000	$2,970,000
State and City, net of federal income tax benefit	(750,000)	1,195,000	1,123,109
Permanent items	(2,244,000)	(1,430,000)	(337,670)
Increase in Federal valuation allowance	26,340,000	—	—
Other	—	(18,000)	100,561
Actual (benefit) provision for income taxes	$(5,790,000)	$2,374,000	$3,856,000

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note I - (continued)

The tax effect of the principal temporary differences at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Net deferred tax assets
Loan loss provision	$4,166,000	$1,950,000
Depreciation	299,000	230,000
Other	851,000	315,000
Other than temporary impairment	35,396,000	—
Valuation reserve	(33,903,000)	—
Unrealized loss on investment securities	24,673,000	2,015,000
Net deferred tax asset included in other assets	$31,482,000	$4,510,000

The Company recorded a valuation reserve of approximately $33.9 million relating primarily to Other Than Temporary Impairment, net of sales, of approximately $35.4 million.  Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income.  Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

Note J - STOCK PLANS

In March 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan").  The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives.  Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 2,076 as of December 31, 2008 and 2007. The Company did not grant options in 2008, 2007 and 2006.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - (continued)

A summary of activity with respect to the Stock Option Plan follows:

	December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,076	$8.29	185,878	$9.76	223,203	$9.70
Granted	—	$—	—	$—	—	$—
Cancelled	—	$—	(7,500)	$10.00	—	$—
Exercised	—	$—	(176,302)	$9.77	(37,325)	$9.34
Outstanding at end of year	2,076	$8.29	2,076	$8.29	185,878	$9.76
Exercisable at end of year	2,076	$8.29	2,076	$8.29	185,878	$9.76
Weighted average fair value of options granted during the year		$—		$—		$—

The following table summarizes information about options outstanding and exercisable at December 31, 2008:

Options Outstanding and Exercisable
Range of exercise prices	Number outstanding at December 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price

$ 5.98 - $8.64	2,076	1.45	$8.29

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - EMPLOYEE BENEFIT PLANS

1.	Retirement Income Plan

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

The following table summarizes the major categories of Plan assets as of the dates indicated:

	December 31,
	2008		2007
	Fair Value	% of Total	Fair Value	% of Total
	(In thousands, except percentages
Mutual Funds
International Equity Fund	$72	2.97%	$266	10.86%
Large Cap Equity Growth Fund	308	12.70	608	24.82
International Investment Grade Bond Fund	874	36.03	844	34.45
Small Cap Equity Growth Fund	401	16.53	58	2.36
Large Cap Equity Value Fund	703	28.97	528	21.55
Corporate Common Stocks(1)	—	—	138	5.63
Cash and cash equivalents	68	2.80	8	0.33

Total Plan Assets	$2,426	100.00%	$2,450	100.00%

(1)Includes 4,500 shares of the Company's Common Stock with a market value of $72,045 at December 31, 2007.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

	December 31,
	2008	2007
Discount rate	6.10%	6.30%
Rate of compensation increase	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Discount rate	6.30%	5.75%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%
Measurement date	12/31/2008	12/31/2007

The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan in accordance with FAS 158 for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$3,560,406	$3,103,843
Service cost	384,718	407,623
Interest cost	231,767	177,221
Actuarial (gain) loss	291,131	63,668
Benefits paid	(133,489)	(191,949)
Benefits obligation at end of year	$4,334,533	$3,560,406

Change in plan assets
Fair value of plan assets at beginning of year	$2,450,590	$2,075,998
Actual return on plan assets	(759,513)	177,141
Employer contribution	868,500	389,400
Benefits paid	(133,489)	(191,949)
Fair value of plan assets at end of year	$2,426,088	$2,450,590

Amounts recognized in the statement of financial position consist of:
Liabilities	$(1,908,445)	$(1,109,816)
Prepaid benefit cost	N/A	N/A
Accrued benefit cost	N/A	N/A
Intangible asset	N/A	N/A
Accumulated other comprehensive charge	N/A	N/A
Net amount recognized at year end	$1,908,445	$1,109,816

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$4,334,533	$3,560,406
Accumulated benefit obligation	4,334,533	3,560,406
Fair value of plan assets	2,426,088	2,450,590

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

A summary of the components of net periodic benefit cost and other amounts recognized in other comprehensive income in accordance with FAS 158 for the years ended December 31, 2008, 2007 and 2006 is as follows:

	December 31,
	2008	2007	2006
Service cost	$384,718	$407,623	$353,071
Interest cost	231,767	177,221	149,594
Expected return on assets	(245,909)	(182,142)	(151,131)
Amortization
Prior service cost	18,370	18,370	18,370
(Gain) loss	61,810	52,649	60,286
Net periodic pension cost	$450,756	$473,721	$430,190

The following table sets forth other changes in plan assets and benefit obligations recognized in other comprehensive income in accordance with FAS 158 at December 31, 2008 and 2007:

	December 31,
	2008	2007
Net loss (gain)	$1,296,553	$68,669
Prior service cost	N/A	N/A
Increase (decrease) in minimum liability included in other comprehensive income prior to FAS 158 application	N/A	N/A
Initial OCI charge upon FAS 158 application	N/A	N/A
Amortization of prior service cost	(18,370)	(18,370)
Amortization of transition obligation	(61,810)	(52,649)
Total recognized in other comprehensive income	1,216,373	(2,350)
Total recognized in net periodic benefit cost and other comprehensive income	$1,667,129	$471,371

The estimated net loss (gain), prior service cost and net transition obligation that will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $146,000, $18,000 and zero, respectively.

Estimated Future Benefit Payments

We estimate future benefit payments to be as follows:

Years	Benefit Payments
2009	$271,867
2010	208,274
2011	2,542,030
2012	242,213
2013	180,864
Years 2014-2018	1,669,887

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

Company Contributions

The Company contributed $868,500 and $389,400 to its Retirement Plan in the fiscal years ended December 31, 2008 and 2007, respectively.  During the fiscal year ending December 31, 2009, we expect to contribute approximately $1.43 million to the Plan.

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

	December 31,
	2008	2007
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$678	$698
Service cost	—	—
Interest cost	42	41
Adjustment for measurement date change	11	—
Actual loss (gain)	33	(6)
Benefits paid	(56)	(55)
Benefits obligation at end of year	708	678

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	56	55
Benefits paid	(56)	(55)
Fair value of plan assets at end of year	—	—

Funded status	(708)	(678)
Unrecognized net actuarial loss	N/A	N/A
Accrued benefit cost (included in other liabilities)	$708	$678

Net benefit cost included the following components:
	Year Ended December 31,
	2008	2007
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	42	41
Actual return on plan assets	—	—
Net periodic benefit cost	$42	$41

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.125% and 6.50% in 2008 and 2007, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

3.	401(k) Plans

The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary.  The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary.  The matching expense was $132,000, $124,000 and $124,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

4.	Deferred Compensation Arrangements

GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives.  These deferred compensation arrangements were terminated as a result of the acquisition.  At December 31, 2008 and 2007, the balance accumulated under these arrangements was approximately $194,000 and $228,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them.  The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.  At December 31, 2008 and 2007, the balances accumulated under the Plan were approximately $271,000 and $95,000, respectively.

Note L - COMMITMENTS AND CONTINGENCIES

1.	Leases and Other Commitments

The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2009 through 2016.  The leases require payment by the Company of the real estate taxes and insurance on the leased properties.  Approximate future minimum annual rental payments are as follows:

Year Ending December 31,	(In thousands)
2009	$977
2010	817
2011	647
2012	636
2013	303
Thereafter	404
$3,784

Rental expense was approximately $1,433,000, $1,329,000 and $1,286,000 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  Included in rental expense was approximately $405,000, $368,000 and $328,000 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively, which was paid to a company affiliated with a director of the Company.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2008 and 2007 are outlined below.

For cash and cash equivalents, the recorded book values of $102.39 million and $47.19 million at December 31, 2008 and 2007, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

	December 31,
	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$299,123	$299,125	$599,356	$599,366
Loans, net of unearned income	466,753	465,664	434,785	441,569
Time Deposits	464,931	467,756	477,502	477,802
Repurchase Agreements	59,504	64,519	76,842	77,267
Long-term Debt	67,953	69,739	54,288	55,160

The net loan portfolio at December 31, 2008 and 2007 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value. The fair value of time deposits have been valued using net present value discounted cash flow.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - (continued)

The fair value of interest rate caps, included in long-term debt, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps were approximately $23.6 million and $0 at December 31, 2008 and 2007, respectively.

The fair value of the long term debt approximates the carrying value due to the re-pricing of the debt.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - (continued)

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2008
	(Dollars in thousands)
Assets
Investment securities available for sale	$4,290	$231,393	$63,080	$298,763
Total assets	$4,290	$231,393	$63,080	$298,763

The above table includes $37.46 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at December 31, 2008, and has determined that the unrealized losses, except as discussed in Note C, are temporary. Such determination was based upon an evaluation of the creditworthiness of the issuers and/or guarantors, the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost, as well as certain collateral related characteristics. In addition, management considers the Company's ability to hold such securities to maturity, if necessary, thereby recovering its investment.

The fair value of the derivative is approximately $20,000 and valued as a level 3 input. Further disclosures are waived due to materiality.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2008	$184,597
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(38,023)
Purchases, Sales, Issuances and Settlements	13,128
Redemptions	(16,450)
Interest	—
Other than temporary impairment expense	(80,172)
Capital deductions for operating expenses	—
Balance, December 31, 2008	$63,080

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$—

Impaired loans totaling $130,000 are measured for fair value using level 3 inputs, primarily appraisals by independent third parties.

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.  The approximate contract amounts are as follows:

	December 31,
	2008	2007
	(In thousands)
Unused lines of credit	$29,533	$18,635
Commitments to extend credit	12,491	28,645
Trade date securities	13,431	—
Standby letters of credit and financial guarantees written	1,349	5,374
	$56,804	$52,654
Interest rate caps-notional amount	$40,000	$10,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments at December 31, 2008 varies up to 100%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note N - (continued)

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2008 are $1,349,000 and they expire through 2009.  Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

The trade date securities represent the contractual agreement to purchase $13.43 million of agency mortgage-backed securities which settled in January 2009.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that, as of December 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the institution's category.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O - (continued)

The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2008 and 2007 (dollars in thousands):

					To be well
					capitalized under
		For capital			prompt corrective
	Actual	adequacy purposes			action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital (to Risk-Weighted Assets)
Company	$111,533	16.9%	$52,830	>8.0%	$—	N/A
Bank	87,178	13.4%	51,948	>8.0%	64,935	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	102,329	15.5%	26,415	>4.0%	—	N/A
Bank	79,129	12.2%	25,974	>4.0%	38,961	>6.0%
Tier I Capital (to Average Assets)
Company	102,329	9.9%	41,440	>4.0%	—	N/A
Bank	79,129	8.9%	35,774	>4.0%	44,718	>5.0%

					To be well
					capitalized under
		For capital			prompt corrective
	Actual	adequacy purposes			action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital (to Risk-Weighted Assets)
Company	136,012	18.3%	59,461	>8.0%	—	N/A
Bank	104,500	14.5%	57,753	>8.0%	72,191	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	131,829	17.7%	29,731	>4.0%	—	N/A
Bank	100,317	13.9%	28,876	>4.0%	43,314	>6.0%
Tier I Capital (to Average Assets)
Company	131,829	12.9%	41,040	>4.0%	—	N/A
Bank	100,317	9.7%	41,288	>4.0%	51,610	>5.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS
(In Thousands)

	December 31,
	2008	2007
ASSETS

Cash	$10,877	$12,478
Equity investment in subsidiaries	67,746	121,896
Investment in securities available for sale	4,290	12,297
Accrued interest receivable	230	215
Other assets	7,715	1,455
Total assets	$90,858	$148,341

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt	$22,681	$22,681
Other liabilities	2,225	1,402
Total liabilities	24,906	24,083

Stockholders' equity
Common stock	770	770
Series A preferred stock	1	—
Additional paid-in capital	150,985	90,986
Retained earnings (accumulated deficit)	(39,795)	42,352
Accumulated other comprehensive loss, net	(39,598)	(3,439)
Common stock in treasury, at cost	(6,411)	(6,411)
Total stockholders' equity	65,952	124,258
	$90,858	$148,341

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - (continued)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	For The Years Ended December 31,
	2008	2007	2006
INCOME
Interest income from the Bank	$32	$51	$65
Interest income	1,175	1,271	1,115
Gain on sales of investment securities	—	125	1,600
Other income	319	235	235
Total income	1,526	1,682	3,015

EXPENSES
Salaries and employee benefits	761	771	697
Interest expense	1,234	1,840	1,780
Other expenses	732	746	602
Total expenses	2,727	3,357	3,079

Loss before income taxes and equity in undistributed net (loss) income of the Bank	(1,201)	(1,675)	(64)
Equity in undistributed net (loss) income of the Bank	(78,866)	6,727	5,203
(Loss) income before taxes	(80,067)	5,052	5,139
(Benefit) provision for income taxes	(162)	(302)	259
Net (loss) income	$(79,905)	$5,354	$4,880

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - (continued)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Years Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(79,905)	$5,354	$4,880
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sales of investment securities	—	(125)	(1,600)
Equity in undistributed net loss (income) of the Bank	78,866	(6,727)	(5,203)
Equity in undistributed net income of East 39, LLC	(319)	(235)	(235)
Dividends received from the Bank	2,013	1,810	1,730
Increase (decrease) in other liabilities	(359)	(1,748)	23
Decrease in other assets	16	136	1,051

Net cash provided by (used in) operating activities	312	(1,535)	646

Investing activities:
Investment securities available for sale
Purchases	—	(1,635)	(3,725)
Sales and redemptions	47	6,670	4,854
Net decrease in loans	—	(3,007)	—
Contributions to the Bank	(59,718)	—	—
Net cash (used in) provided by investing activities	(59,671)	2,028	1,129

Financing activities:
Proceeds from exercise of common stock options	—	1,363	349
Tax benefits from exercise of common stock options	—	359	84
Acquisition of treasury stock	—	—	(790)
Issuance of Series A Preferred Stock	60,000	—	—
Dividends paid	(2,242)	(1,252)	(1,099)
Net cash provided by (used in) financing activities	57,758	470	(1,456)

Net (decrease) increase in cash and cash equivalents	(1,601)	963	319
Cash and cash equivalents at beginning of year	12,478	11,515	11,196
Cash and cash equivalents at end of year	$10,877	$12,478	$11,515

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company's Internal Control as of December 31, 2008. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, the Company's Internal Control is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2008, no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

ITEM 9B. Other Information

The Bank's Deferred Compensation Plan (the "Plan") was established in July 2006 to provide for a systematic method by which key employees of the Bank may defer payment of not less than 3% and not more than 50% of his or her compensation that would otherwise be payable during the year. The Deferred Compensation Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.  Effective as of December 31, 2008, the Plan was amended to conform certain Plan provisions with the final Internal Revenue Service regulations issued under Section 409A of the Internal Revenue Code of 1986, as amended.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

The following are the current directors and executive officers of the Company:

Name	Age	Position(s)
Steven Rosenberg	60	President, Chief Executive Officer,
Chief Financial Officer and Director
William L. Cohen	67	Director
Martin A. Fischer	71	Director
Moses Marx	73	Director
Randolph B. Stockwell	62	Director
Moses Krausz	68	President of The Berkshire Bank and Director
David Lukens	59	Executive Vice President, Chief Financial Officer of The Berkshire Bank

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

Mr. Cohen was elected a director in July 1993. He has served as the Chief Executive Officer of Andover Properties, LLC, a real estate development company specializing in self storage facilities since November 2003, and has been a private investor for over five years.  Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, from 1980 to 2000.

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

Mr. Marx was elected a director in May 1995.  Mr. Marx has been the Managing Member of United Equities Company LLC since 2000 and the General Partner in its predecessor, United Equities Company, since 1954, and General Partner in United Equities Commodities Company since 1972.  He is also President of Momar Corp. All of these are private investment companies.  Mr. Marx is a director of The Cooper Companies, Inc.

Mr. Stockwell was elected a director in July 1988.  He has been a private investor for over five years.  Since April 1999, Mr. Stockwell has served as President of Yachting Systems of America, LLC.  In addition, he served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987.

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

At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal.  All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2009. The Company's officers, in their capacities as such, serve at the discretion of the Board of Directors.

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

Executive Compensation

The following table shows the compensation paid in or with respect to the periods indicated to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2008 and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2008 (our "named executive officers").

Summary Compensation Table
Name and Principal Position	Year	Salary $	Bonus $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Steven Rosenberg President, Chief Executive Officer and Chief Financial Officer	2007 2008	220,000 230,000	30,000 30,000	301,822 356,393	— —	551,822 616,393

Moses Krausz President and Chief Executive Officer of The Berkshire Bank	2007 2008	436,201 465,398	275,000 150,000	818 13,740	11,575 11,725	723,594 640,863

David Lukens Executive Vice President and Chief Financial Officer of The Berkshire Bank	2007 2008	183,000 192,000	30,000 30,000	11,822 20,127	8,736 9,258	235,558 251,385

Narrative To Summary Compensation Table

Mr. Rosenberg does not have an employment agreement with us.  The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes only the change in the value of his benefit payable under our Retirement Income Plan.  Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan.

Mr. Krausz has an employment agreement with the Bank.  The agreement expires on April 30, 2010 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes only the earnings on the Deferred Compensation Plan.  Mr. Krausz does not participate in the Retirement Income Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $6,900 and $6,750 in 2008 and 2007, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with the Bank.  The agreement will expire on June 30, 2010 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions Mr. Lukens' employment agreement.  Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Change in Pension Value and Nonqualified Deferred Compensation Earnings includes the change in the value of Mr. Lukens' benefit payable under our Retirement Income Plan and earnings on the Deferred Compensation Plan.  The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $6,683 and $6,161, in 2008 and 2007, respectively, and income associated with life insurance coverage.

Grants of Plan-Based Awards in Fiscal Year Ended December 31, 2008

There were no grants of awards made to any of our named executive officers in 2008 under any non-equity or equity incentive plan.

1999 Stock Incentive Plan

Our 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives.  Up to 600,000 shares of our common stock may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in our corporate structure). Officers, directors and other key employees of us or any of our subsidiaries are eligible to receive awards under the 1999 Stock Incentive Plan.  The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant.  At December 31, 2008, options to acquire 550,257 shares of our common stock have been granted under this plan, 2,076 options are outstanding and exercisable, and 49,743 options are available for future grants.

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

Our plan provides for a normal retirement age of 65. However, the estimated annual reduced benefits payable under the Retirement Income Plan upon earlier retirement at age 62 for Messrs. Rosenberg and Lukens are approximately $156,280 and $7,310, respectively.  In accordance with the laws currently governing the Retirement Income Plan, the estimated annual benefit payable to Mr. Rosenberg is not expected to increase.  Mr. Krausz is not a participant in the Retirement Income Plan. (See Note K of Notes to Consolidated Financial Statements for more information concerning the Retirement Income Plan).

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

Compensation of Directors

Director Compensation for the Fiscal Year Ended December 31, 2008.

Name	Fees Earned or Paid in Cash $	All Other Compensation $	Total $
William L. Cohen	32,000	—	32,000
Moses Marx	29,000	—	29,000
Martin A. Fischer	36,000	—	36,000
Randolph B. Stockwell	34,000	—	34,000

Each director who is not also an employee receives a stipend of $25,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each of these directors also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee.  The directors are eligible to participate in the Company's 1999 Stock Incentive Plan, but have not received grants under that plan during 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

The following table sets forth certain information as of March 20, 2009 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and (iii) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William L. Cohen	7,500		*

Common Stock	Martin A. Fischer	10,800		*

Common Stock	Moses Krausz	90,464	(1)	1.3%

Common Stock	David Lukens	600		*

Common Stock	Moses Marx 160 Broadway New York, NY 10038	3,850,484	(2)	54.6%

Common Stock	Steven Rosenberg	62,580		*

Common Stock	Randolph B. Stockwell	21,000		*

Common Stock	All executive officers and directors as a group (7 persons)	4,043,428		57.3%

	* Less than 1%

(1)Includes 2,100 shares owned by Mr. Krausz's spouse.

(2)Includes 285,000 shares owned by Momar Corporation and 386,163 shares owned by Terumah Foundation.  Does not include 37,302.32 shares representing 23.0% of the shares owned by Eva and Esther, L.P., of which Mr. Marx has a 23.0% limited partnership interest.  Mr. Marx's daughters and their husbands are the general partners of Eva and Esther, L.P.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2008.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,076	$8.29	49,743
Equity compensation plans not approved by security holders	—	—	—
Total	2,076	$8.29	49,743

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

In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch.  We obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $405,000 and $368,000 in fiscal 2008 and 2007, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

On October 31, 2008, the Company's Chairman of the Board purchased 30,000 Series A Preferred Shares for an aggregate purchase price of $30,000,000.

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

ITEM 14. Principal Accounting Fees and Services

The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007

Audit Fees	$338,379	$316,380

Audit Related Fees: Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	—	—

Tax Fees: Tax consulting, preparation of returns	71,695	68,910

All Other Fees: Professional services rendered for corporate support	—	—

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2008 and 2007. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee approves proposed services and fee estimates for these services.  The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved.  Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Schedule
Number                      Description

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

3.2
Certificate of Amendment to the Certificate of Incorporation of the Company effective December 15, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2008).

3.3	Certificate of Designations of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 5, 2008).
3.4	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 30, 1999).
10.1	1999 Stock Incentive Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated March 30, 1999).+
10.2
Employment Agreement, dated as of May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+

10.3
Amendment No. 3, dated as of July 31, 2007, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2007).+

Exhibit
Number	Description

10.4
Employment Agreement, dated as of January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+

10.5
Amendment No. 3, dated as of May 1, 2008, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008).+

10.6
Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).

10.7
Deferred Compensation Plan of The Berkshire Bank, effective July 1, 2006, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.8
Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+

10.9
Amendment No. 2 to Deferred Compensation of The Berkshire Bank, dated November 29, 2007 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007).+

10.10	Amendment No. 3 to Deferred Compensation of The Berkshire Bank, dated December 31, 2008.+
10.11	Stock Purchase Agreement by and among Berkshire Bancorp Inc. and the Purchasers named therein, dated October 30, 2008.
10.12	Registration Rights Agreement among Berkshire Bancorp Inc. and the Purchasers named therein, dated as of October 30, 2008.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm
31.	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Denotes a management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE BANCORP INC.

By:	/s/ Steven Rosenberg
Steven Rosenberg
President, (Chief Executive Officer)

Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, (Chief
Executive Officer,
Principal Financial
Officer and Principal
Accounting Officer);
/s/ Steven Rosenberg	Director	March 31, 2009
Steven Rosenberg

/s/ William L. Cohen	Director	March 31, 2009
William L. Cohen

/s/ Martin A. Fischer	Director	March 31, 2009
Martin A. Fischer

/s/ Moses Krausz	Director	March 31, 2009
Moses Krausz

/s/ Moses Marx	Director	March 31, 2009
Moses Marx

/s/ Randolph B. Stockwell	Director	March 31, 2009
Randolph B. Stockwell