Form 10-Q
period 2009-03-31
BERKSHIRE BANCORP INC /DE/
filed 2009-05-11
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of May 5, 2009, there were 7,054,183 outstanding shares of the issuer’s Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue” or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the “Company”) to differ materially from the results expressed or implied by the Company’s forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company’s operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in this Quarterly Report and in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and due from banks	$4,640	$3,290
Interest bearing deposits	44,784	69,097
Federal funds sold	—	30,000

Total cash and cash equivalents	49,424	102,387
Investment Securities:
Available-for-sale	305,874	298,763
Held-to-maturity, fair value of $361in 2009 and $362 in 2008	356	360

Total investment securities	306,230	299,123
Loans, net of unearned income	453,939	466,753
Less: allowance for loan losses	(9,357)	(9,204)

Net loans	444,582	457,549
Accrued interest receivable	5,422	5,866
Premises and equipment, net	8,723	8,844
Goodwill, net	18,549	18,549
Trade date securities receivable	—	13,431
Other assets	41,605	37,963

Total assets	$874,535	$943,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$53,524	$51,312
Interest bearing	634,450	674,797

Total deposits	687,974	726,109
Securities sold under agreements to repurchase	57,000	59,504
Long term borrowings	38,391	45,272
Subordinated debt	22,681	22,681
Accrued interest payable	6,021	6,522
Other liabilities	3,627	17,672

Total liabilities	815,694	877,760

Stockholders’ equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding March 31, 2009, 60,000 shares December 31, 2008, 60,000 shares	1	1
Common stock - $.10 par value
Authorized — 10,000,000 shares Issued — 7,698,285 shares Outstanding — March 31, 2009, 7,054,183 shares December 31, 2008, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficits	(39,926)	(39,795)
Accumulated other comprehensive loss, net	(46,578)	(39,598)
Treasury Stock at cost March 31, 2009, 644,102 shares December 31, 2008, 644,102 shares	(6,411)	(6,411)

Total stockholders’ equity	58,841	65,952

	$874,535	$943,712

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended March 31,

	2009	2008

INTEREST INCOME
Loans, including related fees	$7,771	$8,205
Investment securities	4,403	7,867
Federal funds sold and interest bearing deposits	271	224

Total interest income	12,445	16,296

INTEREST EXPENSE
Deposits	4,017	7,733
Short-term borrowings	584	594
Long-term borrowings	767	806

Total interest expense	5,368	9,133

Net interest income	7,077	7,163
PROVISION FOR LOAN LOSSES	150	150

Net interest income after provision for loan losses	6,927	7,013

NON-INTEREST INCOME
Service charges on deposit accounts	122	155
Investment securities gains	75	58
Other income	202	253

Total non-interest income	399	466

NON-INTEREST EXPENSE
Salaries and employee benefits	2,361	2,399
Net occupancy expense	506	538
Equipment expense	99	95
FDIC assessment	683	106
Data processing expense	94	111
Other than temporary impairment charges on securities	1,025	—
Other	912	661

Total non-interest expense	5,680	3,910

Income before provision for taxes	1,646	3,569
Provision for income taxes	577	920

Net income	$1,069	$2,649

Dividends on preferred stock	1,200	—

(Loss) income allocated to common stockholders	$(131)	$2,649

Net income (loss) per common share:
Basic	$(.02)	$.38

Diluted	$—	$.38

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2009 and 2008
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value		Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders’ equity

Balance at January 1, 2008	7,698	—	$770		$—	$90,986	$(3,439)	$42,352	$(6,411)		$124,258
Net income								2,649		2,649	2,649
Other comprehensive (loss) net of taxes							(9,486)			(9,486)	(9,486)

Comprehensive (loss)										$(6,837)

Balance at March 31, 2008	7,698		$770	$		$90,986	$(12,925)	$45,001	$(6,411)		$117,421

Balance at January 1, 2009	7,698	60	$770		$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net income								1,069		1,069	1,069
Other comprehensive (loss) net of taxes							(6,980)			(6,980)	(6,980)

Comprehensive (loss)										$(5,911)

Cash dividends - Preferred Stock								(1,200)			(1,200)

Balance at March 31, 2009	7,698	60	$770		$1	$150,985	$(46,578)	$(39,926)	$(6,411)		$58,841

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Three Months Ended March 31,

	2009	2008

Cash flows from operating activities:
Net income	$1,069	$2,649
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gains on investment securities	(75)	(58)
Other than temporary impairment charges on securities	1,025	—
Net accretion of premiums of investment securities	(222)	(197)
Depreciation and amortization	138	173
Provision for loan losses	150	150
Decrease in accrued interest receivable	444	1,425
Decrease (increase) in other assets	9,789	(1,763)
Decrease in accrued interest payable and other liabilities	(14,546)	(4,193)

Net cash used in operating activities	(2,228)	(1,814)

Cash flows from investing activities:
Investment securities available for sale
Purchases	(834,821)	(767,497)
Sales, maturities and calls	820,002	808,054
Investment securities held to maturity
Maturities	4	5
Net decrease (increase) in loans	12,817	(10,561)
Acquisition of premises and equipment	(17)	(9)

Net cash (used in) provided by investing activities	(2,015)	29,992

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Three Months Ended March 31,

	2009	2008

Cash flows from financing activities:
Net increase in non interest bearing deposits	2,212	881
Net decrease in interest bearing deposits	(40,347)	(31,589)
Decrease in securities sold under agreements to repurchase	(2,504)	(23,406)
Proceeds from long term debt	—	10,000
Repayment of long term debt	(6,881)	(4,014)
Dividends paid on preferred stock	(1,200)	—

Net cash used in financing activities	(48,720)	(48,128)

Net decrease in cash and cash equivalents	(52,963)	(19,950)
Cash and cash equivalents at beginning of period	102,387	47,193

Cash and cash equivalents at end of period	$49,424	$27,243

Supplemental disclosures of cash flow information:
Cash used to pay interest	$5,869	$12,624
Cash used to pay income taxes, net of refunds	$110	$680

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

          We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2009 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K.

NOTE 2. Trust Preferred Securities.

          As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, (“BCTI”). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI’s common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 3.825%.

          On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, (“BCTII”). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII’s common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2005 Debentures”) issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 3.20%.

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

          The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII. This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule was to become effective on March 31, 2009, however, on March 23, 2009 the Federal Reserve adopted a rule extending the compliance date for tighter limits to March 31, 2011 in light of the current stressful financial conditions. Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

          Series A Preferred Stock. On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the “Series A Preferred Shares”) at $1,000 per share, or $60 million in the aggregate, to the Company’s Chairman of the Board and majority stockholder, and two non-affiliated investors. Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100. So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company’s Common Stock. For the quarter ended March 31, 2009, we declared and paid cash dividends on the Series A Preferred Shares totalling $1.2 million.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 3. Earnings Per Common Share

          Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company’s common stock during the period. The following table presents the Company’s calculation of earnings per common share for the periods indicated:

	For The Three Months Ended

	March 31, 2009			March 31, 2008

	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount

	(In thousands, except per share data)
Basic earnings per share
Net income	$1,069			$2,649
Dividends paid to preferred shareholders	(1,200)			—

Net income (loss) available to common stockholders	(131)	7,054	$(.02)	2,649	7,054	$.38

Effect of dilutive securities options	—	—	.—	—	1	.—

Diluted earnings per share
Net income (loss) available to common stockholders plus assumed conversions	$—	—	$—	$2,649	7,055	$.38

          Options to purchase 2,076 common shares at a weighted average exercise price of $8.29 were not included in the dilutive earnings per common shares as of March 31, 2009 as these options are anti-dilutive.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 4. Loan Portfolio

          The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated:

	March 31, 2009		December 31, 2008

	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Commercial and professional loans	$62,638	13.8%	$68,418	14.6%
Secured by real estate
1-4 family	137,636	30.3	140,150	30.0
Multi family	3,882	0.8	4,031	0.9
Non-residential (commercial)	250,412	55.0	254,831	54.4
Consumer	418	0.1	460	0.1

Total loans	454,986	100.0%	467,890	100.0%

Deferred loan fees	(1,047)		(1,137)
Allowance for loan losses	(9,357)		(9,204)

Loans, net	$444,582		$457,549

          As of March 31, 2009, nonaccrual loans totalled $312,000 compared to $130,000 as of December 31, 2008. At March 31, 2009 and December 31, 2008, total loans contractually past due 90 days or more but still accruing interest were zero and $99,000, respectively.

NOTE 5. Deposits

          The following table summarizes the composition of the average balances of major deposit categories:

	Three Months Ended March 31, 2009		Twelve Months Ended December 31, 2008

	Average Amount	Average Yield	Average Amount	Average Yield

	(Dollars in thousands)

Demand deposits	$53,844	—	$54,452	—
NOW and money market	22,908	0.39%	39,849	1.58%
Savings deposits	181,607	1.52	247,923	2.84
Time deposits	435,326	3.03	456,803	3.79

Total deposits	$693,685	2.31%	$799,027	3.13%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. Comprehensive Income (Loss)

          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130:

	For The Three Months Ended

	March 31, 2009			March 31, 2008

	Before tax amount	Tax (expense) benefit	Net of tax Amount	Before tax amount	Tax (expense) benefit	Net of tax amount

	(In thousands)
Unrealized (losses) gains on investment securities:
Unrealized holding (losses) arising during period	$(10,708)	$4,283	$(6,425)	$(15,893)	$6,357	$(9,536)
Less reclassification adjustment for gains (losses) realized in net income	(950)	380	(570)	58	(23)	35

Unrealized loss on investment securities	(11,658)	4,663	(6,995)	(15,835)	6,334	(9,501)
Change in minimum pension liability	15	—	15	15	—	15

Other comprehensive loss, net	$(11,643)	$4,663	$(6,980)	$(15,820)	$6,334	$(9,486)

NOTE 7. Accounting For Stock Based Compensation

          At March 31, 2008, the Company had one stock-based employee compensation plan. The Company accounts for the plan in accordance with SFAS No. 123(R), “Share Based Payment”. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

          The Company did not grant stock options, nor did any stock options vest during the three-month periods ended March 31, 2009 and 2008, as a result of which, no stock based compensation expense was recorded in either of those periods.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 8. Employee Benefit Plans

          The Company has a Retirement Income Plan (the “Plan”), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with the Financial Accounting Standards Board (“FASB”) Statement 132(R) (“FASB 132(R)”) based upon the most recent actuarial valuation dated December 31, 2008.

	For The Three Months Ended March 31,

	2009	2008

Service cost	$103,250	$105,250
Interest cost	64,250	54,750
Expected return on plan assets	(70,500)	(62,250)
Amortization and Deferral:
Prior service cost	4,500	4,500
Loss	36,500	10,750

Net periodic pension cost	$138,000	$113,000

          The Pension Protection Act of 2006 (the “PPA”) changes the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan’s target liabilities. In order to avoid these restrictions, during the fiscal year ending December 31, 2009, we expect that the minimum contribution to the Plan will be approximately $1.43 million. During the three months ended March 31, 2009 and March 31, 2008, we contributed approximately $1.10 million and $578,000, respectively, to the Plan.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 9. Fair Value Measurements

          The Company accounts for fair value utilizing the provisions of SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

Securities Available for Sale

          Securities classified as available for sale are reported using Level 1, Level 2 or Level 3 inputs. Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Level 3 available for sale securities consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank and Federal Reserve Bank stock. For these securities, fair value is deemed to approximate the carrying value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 9. - (continued)

          Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2009

	(Dollars in thousands)

Assets
Investment securities available for sale	$24,450	$235,620	$45,804	$305,874

Total assets	$24,450	$235,620	$45,804	$305,874

          The above table includes $44.46 million in net unrealized losses on the Company’s available for sale securities. Approximately $23.52 million of these net unrealized losses are on corporate notes. The Company has reviewed its investment portfolio at March 31, 2009, and has determined that the unrealized losses are temporary. Such determination was based upon an evaluation of the creditworthiness of the issuers and/or guarantors, the underlying collateral, if applicable, as well as the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost, as well as certain collateral related characteristics. In addition, management considers the Company’s ability to hold such securities to maturity, if necessary, thereby recovering its investment.

         During the quarter ended March 31, 2009, the Company recorded an other-than-temporary impairment charge of $1.025 million as a result of a downgrade on a certain corporate bond.

         The fair value of the derivative is approximately $24,000 and valued as a Level 3 input. Further disclosures are waived due to materiality.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2009	$63,080
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(10,282)
Purchases, Sales, Issuances and Settlements	6
Redemptions	(7,000)
Interest	—
Capital deductions for operating expenses	—

Balance, March 31, 2009	$45,804

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—

NOTE 10. New Accounting Pronouncements

Accounting For Business Combinations

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, Business Combinations, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of as asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or financial condition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

Accounting For Noncontrolling Interests In Consolidated Financial Statements

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. This statement requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 160 did not have a material effect on the Company’s results of operations or financial condition.

Accounting For Derivative Instruments and Hedging Activities

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. The statement requires enhanced disclosures about an entity’s derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial condition.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings per Share. The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities under this FSP. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Adoption of this FSP did not have a material impact on our computation of EPS.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. This FSP was effective upon issuance. Adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

Employer’s Disclosures about Postretirement Benefit Plan Assets

          In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132 (revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits. The FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP clarifies that the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The FSP also expands the disclosures related to these objectives. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes, although application of the provisions of the FSP to prior periods is permitted. Early adoption is not permitted.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

          In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amended EITF Issue No. 99-20 to align the impairment guidance in Issue 99-20 with that in paragraph 16 of SFAS No. 115 and related implementation guidance. The FSP was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s results of operations or financial condition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

Recognition and Presentation of Other-Than-Temporary Impairments

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The FSP replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP requires an entity to recognize impairment losses on a debt security attributed to credit in income, and to recognize noncredit impairment losses in accumulated other comprehensive income. This requirement applies to debt securities held to maturity as well as debt securities held as available for sale. Upon adoption of this FSP, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are in the process of completing our evaluation of the impact of this FSP on our results of operations and financial condition, and are therefore, at this time, unable to determine its effect.

Determining Fair Value When The Volume And Level of Activity For The Asset Or Liability Have Significantly Decreased And Identifying Transactions That Are Not Orderly

          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets and liabilities). The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP also requires disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are in the process of completing our evaluation of the impact of this FSP on our results of operations and financial condition, and are therefore, at this time, unable to determine its effect.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. - (continued)

Interim Disclosures About Fair Value Of Financial Instruments

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 115-2 and FAS 124-2, and FSP FAS 157-4.

NOTE 11. Subsequent Event

          On May 7, 2009, in connection with the Bank’s most recent examination by the Federal Deposit Insurance Corporation (the “FDIC”) the Bank received a Joint Memorandum of Understanding (the “MOU”) from the FDIC and the New York State Banking Department (the “ NYSBD”), which the Bank’s board authorized the bank to execute. The MOU, when effective, will set forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank’s board has appointed a committee comprised of three directors to monitor the Bank's compliance. We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition. As set forth in “Management’s Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy”, the Bank is well capitalized for regulatory purposes as of March 31, 2009.

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

Critical Accounting Policies, Judgments and Estimates

          The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“US GAAP”) and general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

          With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. As of December 31, 2008, the goodwill was evaluated for impairment with no recognition of impairment considered necessary. For the three months ended March 31, 2009, management determined that there were no additional impairment indicators since the goodwill was evaluated as of December 31, 2008.

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

          The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management’s intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary. Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized. Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss. All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company’s consolidated statements of income.

          The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

	For The Three Months Ended March 31,

	2009			2008

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$458,820	$7,771	6.77%	$447,020	$8,205	7.34%
Investment securities	302,347	4,403	5.83	557,554	7,867	5.64
Other (2)(5)	68,368	271	1.59	25,887	224	3.46

Total interest-earning assets	829,535	12,445	6.00	1,030,461	16,296	6.33

Noninterest-earning assets	64,368			44,637

Total Assets	$893,903			$1,075,098

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	204,515	716	1.40%	332,711	2,649	3.28%
Time deposits	435,326	3,301	3.03	447,907	5,084	4.54
Other borrowings	123,564	1,351	4.38	114,432	1,400	4.89

Total interest-bearing liabilities	763,405	5,368	2.81	885,050	9,133	4.13

Demand deposits	53,844			53,819
Noninterest-bearing liabilities	10,099			11,069
Stockholders’ equity (5)	66,555			125,160

Total liabilities and stockholders’ equity	$893,903			$1,075,098

Net interest income		$7,077			$7,163

Interest-rate spread (3)			3.19%			2.20%

Net interest margin (4)			3.41%			2.78%

Ratio of average interest-earning assets to average interest bearing liabilities	1.09			1.16

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

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

Net Income (Loss) Allocated to Common Stockholders. Net loss for the three-month period ended March 31, 2009 was $131,000, or $.02 per common share, compared to net income of $2.65 million, or $.38 per common share, for the three-month period ended March 31, 2008. The net loss recorded for the three-month period ended March 31, 2009 includes other than temporary impairment charges on securities of $1.025 million, or $.14 per common share, and dividends on our Series A Preferred Stock of $1.20 million, or $.17 per common share.

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

          For the quarter ended March 31, 2009, net interest income decreased by approximately $86,000 to $7.08 million from $7.16 million for the quarter ended March 31, 2008. The decrease in net interest income was primarily due to the $200.92 million decrease in the average amounts of interest-earning assets to $829.54 million in the 2009 quarter from $1,030.46 million in the 2008 quarter. The decrease in net interest income was substantially offset by the $121.65 million decrease in the average amounts of interest-bearing liabilities to $763.41 million in 2009 from $885.05 million in 2008 and by the 132 basis point decrease in the average rates paid on the average amounts of interest-bearing liabilities to 2.81% in the 2009 quarter from 4.13% in the 2008 quarter. The Company’s interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 99 basis points to 3.19% in the 2009 quarter from 2.20% in the 2008 quarter.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 63 basis points to 3.41% in the quarter ended March 31, 2009 from 2.78% in the quarter ended March 31, 2008. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The increase in net interest margin is primarily due to the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets. The average amount of loans in our portfolio increased by $11.80 million to $458.82 million in the quarter ended March 31, 2009 from $447.02 million in the quarter ended March 31, 2008.

Interest Income. Total interest income for the quarter ended March 31, 2009 decreased by $3.85 million to $12.45 million from $16.30 million for the quarter ended March 31, 2008. The decrease in total interest income was primarily due to the decrease in the average amounts of interest-earning assets as discussed above.

          The following table presents the composition of interest income for the indicated periods.

	Three Months Ended March 31,

	2009		2008

	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$7,771	62.44%	$8,205	50.35%
Investment Securities	4,403	35.38	7,867	48.28
Other	271	2.18	224	1.37

Total Interest Income	$12,445	100.00%	$16,296	100.00%

          Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 55.31% of our total amount of average interest-earning assets during the quarter ended March 31, 2009 from 43.38% during the quarter ended March 31, 2008. Investment securities represented 36.45% and 54.11% of total interest-earning assets in the 2009 quarter and the 2008 quarter, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank’s underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

          At March 31, 2009, our portfolio of investment securities included approximately $94.12 million at cost of auction rate securities and $55.50 million of corporate notes for which an other than temporary impairment charge has not been recorded in our financial statements. The fair value of these securities, presently $45.81 million and $39.86 million, respectively, could be negatively impacted in the future. Were this to occur, we may be required to reflect a write down of certain of our securities in future periods as a charge to earnings if any of our securities are deemed to be other than temporarily impaired. Such impairment charge could be material to our results of operations.

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

          Federal Home Loan Bank Stock. The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY. Membership requires the purchase of stock equal to 1% of the Bank’s residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par, therefore, its cost is equivalent to its redemption value. The Bank’s ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At March 31, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member’s required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either March 31, 2009 or 2008.

Interest Expense. Total interest expense for the quarter ended March 31, 2009 decreased by $3.77 million to $5.37 million from $9.13 million for the quarter ended March 31, 2008. The decrease in interest expense was due primarily to the decrease in the average amounts of interest-bearing liabilities, to $763.41 million in the 2009 quarter from $885.05 million in the 2008 quarter, and the decrease in the average rates paid on the average amounts of interest-bearing liabilities to 2.81% in the 2009 quarter from 4.13% in the 2008 quarter.

          The following table presents the composition of interest expense for the indicated periods.

	Three Months Ended March 31,

	2009		2008

	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$716	13.34%	$2,649	29.00%
Time Deposits	3,301	61.49	5,084	55.67
Other Borrowings	1,351	25.17	1,400	15.33

Total Interest Expense	$5,368	100.00%	$9,133	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2009, total non-interest income decreased by $67,000 to $399,000 from $466,000 for the three months ended March 31, 2008. The decrease was primarily attributable to the decrease of $33,000 in service charges on deposit accounts and the decrease of $51,000 in other income.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2009, including the other than temporary impairment charges on securities of $1.025 million, was $5.68 million. Excluding the other than temporary impairment charges on securities, non-interest expense increased by $745,000 to $4.66 million from $3.91 million for the three months ended March 31, 2008. The increase was primarily due to the $577,000 increase in our FDIC assessment.

          The following table presents the components of non-interest expense for the indicated periods.

	Three Months Ended March 31,

	2009		2008

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,361	41.57%	$2,399	61.36%
Net Occupancy Expense	506	8.91	538	13.76
Equipment Expense	99	1.74	95	2.43
FDIC Assessment	683	12.02	106	2.71
Data Processing Expense	94	1.65	111	2.84
Other than temporary impairment charges on securities	1,025	18.05	—	—
Other	912	16.06	661	16.90

Total Non-Interest Expense	$5,680	100.00%	$3,910	100.00%

Provision for Income Tax. During the three-month periods ended March 31, 2009 and 2008, we recorded income tax expense of $577,000 and $920,000, respectively. The tax provisions for federal, state and local taxes recorded for the 2009 and 2008 periods represent effective tax rates of 35.05% and 25.78%, respectively. The increase in the effective tax rate in the 2009 period compared to the 2008 period is primarily due to the tax-free income earned on certain of the auction rate securities in our investment portfolio in 2008.

Issuer Purchases of Equity Securities

          On May 15, 2003, The Company’s Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through March 31, 2009, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company’s Common Stock during the first quarter of 2009. At March 31, 2009, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk. Fluctuations in market interest rates can have a material effect on the Bank’s net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, or with the same speed, as the rates paid by the Bank on its deposits.

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

          In the banking industry, a traditional measure of interest rate sensitivity is known as “gap” analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods:

		Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at March 31, 2009 (in thousands, except for percentages)

		3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total

Federal funds sold		—	—	—	—	—
	(Rate)
Interest bearing deposits in banks		19,784	25,000	—	—	44,784
	(Rate)	0.37%	2.48%			1.55%
Loans (1)(2)
Adjustable rate loans		113,299	10,704	33,873	54,373	212,249
	(Rate)	6.23%	5.95%	7.00%	6.94%	6.52%
Fixed rate loans		12,435	14,259	28,003	188,040	242,737
	(Rate)	5.75%	7.34%	7.68%	6.42%	6.58%

Total loans		125,734	24,963	61,876	242,413	454,986
Investments (3)(4)		157,118	30,390	27,801	165,099	380,408
	(Rate)	4.12%	3.34%	5.19%	5.72%	4.83%

Total rate-sensitive assets		302,636	80,353	89,677	407,512	880,178

Deposit accounts (5)
Savings and NOW		188,006	—	—	—	188,006
	(Rate)	1.00%				1.00%
Money market		10,336	—	—	—	10,336
	(Rate)	0.57%				0.57%
Time Deposits		252,605	180,601	705	2,197	436,108
	(Rate)	2.94%	2.58%	2.49%	1.80%	2.79%

Total deposit accounts		450,947	180,601	705	2,197	634,450
Repurchase Agreements		—	—	—	57,000	57,000
	(Rate)				4.10%	4.10%
Other borrowings		73	6,163	14,000	40,836	61,072
	(Rate)	3.98%	4.88%	5.97%	3.76%	4.38%

Total rate-sensitive liabilities		451,020	186,764	14,705	100,033	752,522

Interest rate caps		40,000	—	—	(40,000)	—
Gap (repricing differences)		(188,384)	(106,411)	74,972	347,479	127,656

Cumulative Gap		(188,384)	(294,795)	(219,823)	127,656

Cumulative Gap to Total Rate
Sensitive Assets		(21.40)%	(33.49)%	(24.97)%	14.50%

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

          The allowance for loan losses has been determined in accordance with US GAAP, principally SFAS No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15,” as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

          The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,

	2009	2008

Average loans outstanding	$458,820	$447,020

Allowance at beginning of period	9,204	4,183
Charge-offs:
Commercial and other loans	102	1

Total loans charged-off	102	1

Recoveries:
Commercial and other loans	105	66

Total loans recovered	105	66

Net recoveries	3	65

Provision for loan losses charged to operating expenses	150	150

Allowance at end of period	$9,357	$4,398

Ratio of net recoveries to average loans outstanding	0.00%	0.01%

Allowance as a percent of total loans	2.06%	0.98%

Total loans at end of period	$454,986	$446,797

Loan Portfolio.

          Loan Portfolio Composition. The Company’s loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company’s loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2009 and December 31, 2008, the Company had loans, net of unearned income, of $453.94 million and $466.75 million, respectively, and allowances for loan losses of $9.36 million and $9.20 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

          Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower’s financial condition and the terms of the loan are re-evaluated. At March 31, 2009 and 2008, approximately $62.64 million and $67.28 million, respectively, or 15.06% and 16.97%, respectively, of the Company’s total loan portfolio consisted of such loans.

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

          Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At March 31, 2009 and 2008, approximately $137.64 million and $139.26 million, respectively, or 30.25% and 31.17%, respectively, of the Company’s total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages (“ARMS”) and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank’s competitors. At March 31, 2009 and 2008, approximately 13.01% and 12.50%, respectively, of the Bank’s residential one-to- four family owner-occupied first mortgage portfolio were ARMs and approximately 86.99% and 87.50%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

          The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At March 31, 2009 and 2008, the Company’s loan portfolio was comprised of $254.71 million and $240.26 million, respectively, or 55.98% and 53.17%, respectively, of other loan products.

Capital Adequacy

          Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of March 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

          As of March 31, 2009, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank’s category.

          The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2009. (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009
Total Capital (to Risk-Weighted Assets)
Company	$117,945	18.4%	$51,291	≥8.0%	—	N/A
Bank	86,975	13.9%	50,073	≥8.0%	$61,719	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	108,588	16.9%	25,645	≥4.0%	—	N/A
Bank	79,130	12.6%	25,036	≥4.0%	37,031	≥6.0%
Tier I Capital (to Average Assets)
Company	108,588	12.2%	35,756	≥4.0%	—	N/A
Bank	79,130	9.3%	34,194	≥4.0%	42,743	≥5.0%

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

          At March 31, 2009, our portfolio of investment securities included approximately $94.12 million at cost of auction rate securities for which an other than temporary impairment (“OTTI”) charge has not been recorded in our financial statements. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. As a result of the auction failures beginning in February 2008, the fair value of these securities, presently $45.80 million, may be negatively impacted in the future.

          The current uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 19 years after December 31, 2008) thereby recovering our investment. We may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. The auction rate securities in our investment portfolio are currently paying interest with rates ranging from 0.765% to 8.791%.

          Approximately $7.0 million principal amount of auction rate securities that became due during the first quarter of 2009 were paid.

          Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these investments to affect our capital, liquidity or our ability to execute our current business plan.

          For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company’s Board of Directors. On March 31, 2009, the Company announced that its Board of Directors had temporarily suspended its previously announced policy of paying a regular cash dividend of $.20 per common share (payable in semi-annual installments), and would not declare or pay a semi-annual dividend in April 2009. We are current as to dividend payments on our preferred stock.

          The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock, is not currently dependent upon the receipt of dividends from the Bank. At March 31, 2009, the Company had cash of approximately $9.68 million and investment securities with a fair market value of $3.38 million.

          The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $25.18 million at March 31, 2009, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

          At March 31, 2009, the Bank had outstanding commitments of approximately $478.05 million; including $38.39 million of long-term debt, $3.55 million of operating leases, and $436.11 million of time deposits. These commitments include $440.43 million that mature or renew within one year, $16.09 million that mature or renew after one year and within three years, $21.17 million that mature or renew after three years and within five years and $366,000 that mature or renew after five years.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2009, no changes in the Company’s Internal Control (as defined below) have occurred that have materially affected or are reasonably likely to materially affect the Company’s Internal Control.

Limitations on the Effectiveness of Controls.

The Company’s management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its “internal control over financial reporting”, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Internal Control”), will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

PART II.  OTHER INFORMATION

Item 5.      Other Information

          On May 7, 2009, in connection with the Bank’s most recent examination by the Federal Deposit Insurance Corporation (the “FDIC”) the Bank received a Joint Memorandum of Understanding (the “MOU”) from the FDIC and the New York State Banking Department (the “ NYSBD”), which the Bank’s board authorized the bank to execute. The MOU, when effective, will set forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank’s board has appointed a committee comprised of three directors to monitor the Bank's compliance. We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition. As set forth in “Management’s Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy”, the Bank is well capitalized for regulatory purposes as of March 31, 2009.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	May 11, 2009	By:	/s/ Steven Rosenberg

Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.