Form 10-Q
period 2009-06-30
BERKSHIRE BANCORP INC /DE/
filed 2009-08-11
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 7, 2009, there were 7,054,183 outstanding shares of the issuer’s Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$6,545	$3,290
Interest bearing deposits	50,119	69,097
Federal funds sold	—	30,000

Total cash and cash equivalents	56,664	102,387
Investment Securities:
Available-for-sale	308,711	298,763
Held-to-maturity, fair value of $354 in 2009 and $362 in 2008	349	360

Total investment securities	309,060	299,123
Loans, net of unearned income	446,333	466,753
Less: allowance for loan losses	(9,757)	(9,204)

Net loans	436,576	457,549
Accrued interest receivable	4,885	5,866
Premises and equipment, net	8,611	8,844
Goodwill, net	18,549	18,549
Trade date securities receivable	—	13,431
Other assets	31,195	37,963

Total assets	$865,540	$943,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$56,196	$51,312
Interest bearing	614,663	674,797

Total deposits	670,859	726,109
Securities sold under agreements to repurchase	57,000	59,504
Long term borrowings	36,473	45,272
Subordinated debt	22,681	22,681
Accrued interest payable	3,780	6,522
Other liabilities	4,140	17,672

Total liabilities	794,933	877,760

Stockholders’ equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding June 30, 2009, 60,000 shares December 31, 2008, 60,000 shares	1	1
Common stock - $.10 par value
Authorized — 10,000,000 shares Issued — 7,698,285 shares Outstanding — June 30, 2009, 7,054,183 shares December 31, 2008, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(43,561)	(39,795)
Accumulated other comprehensive loss, net	(31,177)	(39,598)
Treasury Stock at cost June 30, 2009, 644,102 shares December 31, 2008, 644,102 shares	(6,411)	(6,411)

Total stockholders’ equity	70,607	65,952

	$865,540	$943,712

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2009	2008	2009	2008

INTEREST INCOME
Loans, including related fees	$7,449	$8,096	$15,220	$16,301
Investment securities	4,042	7,254	8,445	15,121
Federal funds sold and interest bearing deposits	182	200	453	424

Total interest income	11,673	15,550	24,118	31,846

INTEREST EXPENSE
Deposits	3,237	6,355	7,254	14,088
Short-term borrowings	591	520	1,175	1,114
Long-term borrowings	578	804	1,345	1,610

Total interest expense	4,406	7,679	9,774	16,812

Net interest income	7,267	7,871	14,344	15,034
PROVISION FOR LOAN LOSSES	400	654	550	804

Net interest income after provision for loan losses	6,867	7,217	13,794	14,230

NON-INTEREST INCOME
Service charges on deposits accounts	116	138	238	293
Investment securities gains	112	20	187	78
Other income	150	219	352	472

Total non-interest income	378	377	777	843

NON-INTEREST EXPENSE
Salaries and employee benefits	2,311	2,417	4,672	4,816
Net occupancy expense	546	507	1,052	1,045
Equipment expense	95	97	194	192
FDIC assessment	585	132	1,268	238
Data processing expense	116	110	210	221
Other than temporary impairment charges on securities	4,100	—	5,125	—
Other	861	714	1,773	1,375

Total non-interest expense	8,614	3,977	14,294	7,887

Income (loss) before provision for taxes	(1,369)	3,617	277	7,186
Provision for income taxes	1,066	975	1,643	1,895

Net income (loss)	$(2,435)	$2,642	$(1,366)	$5,291

Dividends on preferred stock	1,200	—	2,400	—

Income (loss) allocated to common stockholders	$(3,635)	$2,642	$(3,766)	$5,291

Net income (loss) per common share:
Basic	$(.52)	$.37	$(.53)	$.75

Diluted	$(.52)	$.37	$(.53)	$.75

Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	7,054	7,054

Diluted	7,054	7,055	7,054	7,055

Dividends per share	$—	$.10	$—	$.10

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders’ equity

Balance at January 1, 2008	7,698	—	$770	$—	$90,986	$(3,439)	$42,352	$(6,411)		$124,258
Net income							5,291		5,291	5,291
Other comprehensive (loss) net of taxes						(16,447)			(16,447)	(16,447)

Comprehensive (loss)									$(11,156)

Cash dividends - common stock							(703)			(703)

Balance at June 30, 2008	7,698	—	$770	$—	$90,986	$(19,886)	$46,940	$(6,411)		$112,399

Balance at January 1, 2009	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net (loss)							(1,366)		(1,366)	(1,366)
Other comprehensive income net of taxes						8,421			8,421	8,421

Comprehensive income									$7,055

Cash dividends - Preferred Stock							(2,400)			(2,400)

Balance at June 30, 2009	7,698	60	$770	$1	$150,985	$(31,177)	$(43,561)	$(6,411)		$70,607

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(1,366)	$5,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on investment securities	(187)	(78)
Other than temporary impairment charges on securities	5,125	—
Net amortization (accretion) of premiums of investment securities	15	(59)
Depreciation and amortization	274	318
Provision for loan losses	550	804
Decrease in accrued interest receivable	981	455
Decrease (increase) in other assets	18,559	(9,719)
Decrease in accrued interest payable and other liabilities	(16,274)	(3,595)

Net cash provided by (used in) operating activities	7,677	(6,583)

Cash flows from investing activities:
Investment securities available for sale
Purchases	(138,550)	(221,578)
Sales, maturities and calls	133,710	289,303
Investment securities held to maturity
Maturities	11	11
Net decrease (increase) in loans	20,423	(25,521)
Acquisition of premises and equipment	(41)	(30)

Net cash provided by investing activities	15,553	42,185

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Six Months Ended June 30,

	2009	2008

Cash flows from financing activities:
Net increase in non interest bearing deposits	4,884	3,239
Net decrease in interest bearing deposits	(60,134)	(34,165)
Decrease in securities sold under agreements to repurchase	(2,504)	(20,910)
Proceeds from long term debt	—	25,000
Repayment of long term debt	(8,799)	(6,465)
Dividends paid on preferred stock	(2,400)	—
Dividends paid on common stock	—	(703)

Net cash (used in) financing activities	(68,953)	(34,004)

Net (decrease) increase in cash and cash equivalents	(45,723)	1,598
Cash and cash equivalents at beginning of period	102,387	47,193

Cash and cash equivalents at end of period	$56,664	$48,791

Supplemental disclosure of cash flow information:
Cash used to pay interest	$12,516	$20,029
Cash used to pay taxes, net of refunds	$930	$1,690

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

NOTE 2. Trust Preferred Securities.

          As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, (“BCTI”). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI’s common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 3.80%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 2. - (continued)

          On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, (“BCTII”). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII’s common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2005 Debentures”) issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 2.61%.

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

          The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII. This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule was to become effective on March 31, 2009. However, on March 23, 2009 the Federal Reserve adopted a rule extending the compliance date for tighter limits to March 31, 2011 in light of the current stressful financial conditions. Management has evaluated the effects of this rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

NOTE 3. Series A Preferred Stock.

          On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the “Series A Preferred Shares”) at $1,000 per share, or $60 million in the aggregate, to the Company’s Chairman of the Board and majority stockholder, and two non-affiliated investors. Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100. So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company’s Common Stock. For the three and six month periods ended June 30, 2009, we declared and paid cash dividends of $1.2 million and $2.4 million. respectively, on the Series A Preferred Shares.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 4. Earnings (Loss) Per Share

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

	For The Three Months Ended

	June 30, 2009			June 30, 2008

	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount

	(In thousands, except per share data)
Basic earnings (loss) per share
Net income (loss)	$(2,435)			$2,642
Dividends paid to preferred shareholders	(1,200)			—

Net income (loss) available to common stockholders	(3,635)	7,054	$(.52)	2,642	7,054	$.37
Effect of dilutive securities Options	—	—	.—	—	1	.—

Diluted earnings (loss) per share
Net income (loss) available to common stockholders plus assumed conversions	$(3,635)	7,054	$(.52)	$2,642	7,055	$.37

	For The Six Months Ended

	June 30, 2009			June 30, 2008

	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount

	(In thousands, except per share data)
Basic earnings (loss) per share
Net income (loss)	$(1,366)			$5,291
Dividends paid to preferred shareholders	(2,400)			—

Net income (loss) available to common stockholders	(3,766)	7,054	$(.53)	5,291	7,054	$.75
Effect of dilutive securities Options	—	—	.—	—	1	.—

Diluted earnings (loss) per share
Net income (loss) available to common stockholders plus assumed conversions	$(3,766)	7,054	$(.53)	$5,291	7,055	$.75

          Options to purchase 2,076 common shares at a weighted average exercise price of $8.29 were not included in the dilutive earnings per common shares for the three and six months ended June 30, 2009 and 2008 as these options are anti-dilutive.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 5. Loan Portfolio

          The following table sets forth information concerning the Company’s loan portfolio by type of loan at the dates indicated:

	June 30, 2009		December 31, 2008

	Amount	% of Total	Amount	% of Total

	(Dollars in thousands)
Commercial and professional loans	$57,456	12.8%	$68,418	14.6%
Secured by real estate
1-4 family	134,732	30.1	140,150	30.0
Multi family	3,730	0.8	4,031	0.9
Non-residential (commercial)	250,905	56.2	254,831	54.4
Consumer	520	0.1	460	0.1

Total loans	447,343	100.0%	467,890	100.0%

Deferred loan fees	(1,010)		(1,137)
Allowance for loan losses	(9,757)		(9,204)

Loans, net	$436,576		$457,549

          As of June 30, 2009, nonaccrual loans totalled $13.98 million compared to $130,000 as of December 31, 2008. At June 30, 2009 there were no loans contractually past due 90 days or more but still accruing interest as compared to $99,000 at December 31, 2008.

          The following table sets forth information concerning the Company’s nonaccrual loans by type of loan at the dates indicated:

	June 30, 2009	December 30, 2008

	(In thousands)
Residential 1-4 Family	$120	$130
Commercial Real Estate	13,668	—
Commercial Loans	188	—

Total Nonaccrual Loans	$13,976	$130

          The increase in nonaccrual commercial real estate loans is primarily due to 2 loans which management believes are well collateralized based on recent appraisals. The average loan to value on these loans is 43.8%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. Investment Securities

          The following is a summary of held to maturity investment securities:

	June 30, 2009

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(In thousands)

U.S. Government Agencies	$349	$6	$	$354

          The following is a summary of available-for-sale investment securities:

	June 30, 2009

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

	(In thousands)
U.S. Treasuries	$20,134	$25	$(10)	$20,149
U.S. Government Agencies	40,558	11	(465)	40,104
Municipal obligation	1,973	112	(221)	1,864
Mortgage-backed securities	137,798	1,855	(1,108)	138,545
Corporate notes	50,509	227	(16,724)	34,012
Auction Market Securities	88,122	—	(30,309)	57,813
Marketable equity securities and other	17,783	88	(1,647)	16,224

Totals	$356,877	$2,318	$(50,484)	$308,711

          The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of Securities
U.S. Treasuries	$10,074	$10	$—	$—	$10,074	$10
U.S. Government Agencies	10,492	102	19,630	363	30,122	465
Municipal obligations	—	—	445	221	445	221
Mortgage-backed securities	38,847	238	12,575	870	51,422	1,108
Corporate notes	4,705	1,130	10,774	15,594	15,479	16,724
Auction Market Securities	9,419	5,957	36,400	24,352	45,819	30,309

Subtotal, debt securities	73,537	7,437	79,824	41,400	153,361	48,837
Marketable equity securities and other	—	—	2,510	1,647	2,510	1,647

Total temporarily impaired securities	$73,537	$7,437	$82,334	$43,047	$155,871	$50,484

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. - (continued)

          During the quarter ended June 30, 2009, the Company recorded an other than temporary impairment (“OTTI”) pre-tax charge of $4.10 million on a $4.90 million, at cost, General Motors corporate bond. This amount was charged against earnings in the Consolidated Statement of Operations. The OTTI charge was recorded as a result of the bankruptcy proceedings of the issuer, significant downgrades on the security and the discontinuation of interest payments.

          The Company had a total of 63 debt securities with a fair market value of $153.36 million which were temporarily impaired at June 30, 2009. The total unrealized loss on these securities was $48.84 million, of which $22.63 million is substantially attributable to changes in interest rates which have decreased the market value of these securities. The remaining unrealized loss of $30.31 million is on 14 auction market securities which have declined in value due to the auction failures beginning in February 2008. We have the ability to hold all these securities to maturity if necessary. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

          The Company also had 12 equity securities with an aggregated fair market value of $2.51 million which were temporarily impaired at June 30, 2009. The total unrealized loss on these securities was approximately $1.65 million. Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

          The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at June 30, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(In thousands)
Due in one year or less	$44,682	$32,850	$35	$35
Due after one through five years	77,790	77,344	4	4
Due after five through ten years	2,217	2,180	—	—
Due after ten years	126,283	122,300	310	315
Auction rate securities	88,122	57,813	—	—
Marketable equity securities and other	17,783	16,224	—	—

Totals	$356,877	$308,711	$349	$354

          Gross gains and gross losses realized on the sales of investment securities for the six months ended June 30, 2009 were approximately $196,000 and $9,000, respectively.

          As of June 30, 2009, securities sold under agreements to repurchase with a book value of approximately $57.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $72.1 million. As of June 30, 2009, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders’ equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 7. Deposits

          The following table summarizes the composition of the average balances of major deposit categories:

	Six Months Ended June 30, 2009		Twelve Months Ended December 31, 2008

	Average Amount	Average Yield	Average Amount	Average Yield

	(Dollars in thousands)

Demand deposits	$53,811	—	$54,452	—
NOW and money market	24,137	0.77%	39,849	1.58%
Savings deposits	178,430	1.38	247,923	2.84
Time deposits	433,169	2.76	456,803	3.79

Total deposits	$689,547	2.12%	$799,027	3.13%

NOTE 8. Comprehensive Income (Loss)

          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income, based on the provisions of SFAS No. 130.:

	For The Six Months Ended

	June 30, 2009			June 30, 2008

	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount

	(In thousands)

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$8,960	$(3,584)	$5,376	$(27,630)	$11,106	$(16,524)
Less reclassification adjustment for gains (losses) realized in net income	(4,938)	1,975	(2,963)	78	(31)	47

Unrealized gain (loss) on investment securities	13,898	(5,559)	8,339	(27,552)	11,075	(16,477)
Change in minimum pension liability	82	—	82	30	—	30

Other comprehensive income (loss), net	$13,980	$(5,559)	$8,421	$(27,522)	$11,075	$(16,447)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 9. Accounting For Stock Based Compensation

          At June 30, 2009, the Company had one stock-based employee compensation plan. The Company accounts for the plan in accordance with SFAS No. 123(R), “Share Based Payment”. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company’s stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

          The Company did not grant stock options, nor did any stock options vest during the six-month periods ended June 30, 2009 and 2008, as a result of which, no stock based compensation expense was recorded in either of those periods.

NOTE 10. Employee Benefit Plans

          The Company has a Retirement Income Plan (the “Plan”), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company. The following interim-period information is being provided in accordance with SFAS No. 132(R) “Employers’ Disclosure About Pension and Other Post-Retirement Benefits-an amendment of FASB Statements No. 87, 88, and 106” based upon the most recent actuarial valuation dated December 31, 2008.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2009	2008	2009	2008

Service cost	$103,250	$105,250	$206,500	$210,500
Interest cost	64,250	54,750	128,500	109,500
Expected return on plan assets	(70,500)	(62,250)	(141,000)	(124,500)
Amortization and Deferral:
Prior service cost	4,500	4,500	9,000	9,000
Loss	36,500	10,750	73,000	21,500

Net periodic pension cost	$138,000	$113,000	$276,000	$226,000

          The Pension Protection Act of 2006 (the “PPA”) changed the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan’s target liabilities. In order to avoid these restrictions, during the fiscal year ending December 31, 2009, we expect that the minimum contribution to the Plan will be approximately $1.43 million. During the six months ended June 30, 2009 and 2008, we contributed approximately $1.10 million and $674,500, respectively, to the Plan.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. Fair Value of Financial Instruments

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and APB 28-1 to amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments on a quarterly basis, as well as on an annual basis, for public companies. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

          Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2009 are outlined below.

          For cash and cash equivalents, the recorded book value of $56.66 million at June 30, 2009 approximates fair value.

          The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

	June 30, 2009

	Carrying amount	Estimated fair value

	(In thousands)
Investment securities	$309,060	$309,065
Loans, net of unearned income	446,333	450,726
Time Deposits	414,677	415,019
Repurchase Agreements	57,000	56,819
Long-term Debt	36,473	37,120
Subordinated Debt	22,681	22,681

          The net loan portfolio at June 30, 2009 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value. The fair value of time deposits have been valued using net present value discounted cash flow.

          The estimated fair values of demand deposits (i.e. interest bearing checking and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amount of accrued interest payable approximates its fair value.

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

          The fair value of interest rate caps, included in long-term debt, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $23,000 at June 30, 2009.

          The fair value of the long term debt and the subordinated debt approximates the carrying value due to the re-pricing of the debt.

          Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of SFAS No. 157.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

Securities Available for Sale

          When quoted market prices are available in an active market, securities are classified within Level 1 of the fair value hierarchy. If quoted market prices are not available or accessible, then fair values are estimated using pricing models, matrix pricing, or discounted cash flow models. The fair values of securities estimated using pricing models or matrix pricing are generally classified within Level 2 of the fair value hierarchy. When discounted cash flow models are used there is omitted activity or less transparency around inputs to the valuation and securities are classified within Level 3 of the fair value hierarchy.

          Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using

	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2009

	(Dollars in thousands)

Assets
U.S. Treasuries	$20,149	$—	$—	$20,149
U.S. Government Agencies		40,104		40,104
Municipal obligations		1,864		1,864
Mortgage-backed securities		138,545		138,545
Corporate notes		34,012		34,012
Auction Market Securities			57,813	57,813
Marketable equity		16,224
securities and other				16,224

Investment securities available for sale	$20,149	$226,649	$57,813	$308,711

          The above table includes $27.58 million in net unrealized losses on the Company’s available for sale securities. The Company has reviewed its investment portfolio at June 30, 2009, and has determined that the unrealized losses are temporary, except as discussed in Note 6. Such determination was based upon an evaluation of the creditworthiness of the issuers and/or guarantors, the underlying collateral, if applicable, as well as the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost, as well as certain collateral related characteristics. In addition, management considers the Company’s ability to hold such securities to maturity, if necessary, thereby recovering its investment.

          The fair value of the derivative is approximately $23,000 and valued as a Level 3 input. Further disclosures are waived due to materiality.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

          The following table presents a reconciliation for auction market securities, the only assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3), all of which are auction market securities with any losses only included as a component of other comprehensive income.

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2009	$63,080
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	7,721
Purchases, Sales, Issuances and Settlements	12
Redemptions	(13,000)
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—

Balance, June 30, 2009	$57,813

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$—

          Impaired loans totalling $13.98 million are measured for fair value using Level 3 inputs, primarily appraisals by independent third parties.

NOTE 12. New Accounting Pronouncements

Accounting For Business Combinations

          In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, “Business Combinations”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This statement also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

meet the definition of as asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or financial condition.

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

Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active

          In October 2008, the FASB issued FSP FAS 157-3,“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are not available. This FSP was effective upon issuance. Adoption of this FSP did not have a material impact on the Company’s results of operations or financial condition.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

Recognition and Presentation of Other-Than-Temporary Impairments

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

          To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the statement of condition date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security or whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis.

          The Company adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations as the impairment charges were entirely credit related. The additional disclosures related to FSP FAS 115-2 and FAS 124-2 are included in Note 6. - Investment Securities.

Determining Fair Value When The Volume And Level of Activity For The Asset Or Liability Have Significantly Decreased And Identifying Transactions That Are Not Orderly

          In April 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same - to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

          The Company adopted FSP FAS 157-4 effective April 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations. The additional disclosures related to FSP FAS 157-4 are included in Note 11. - Fair Value of Financial Instruments.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

Interim Disclosures About Fair Value Of Financial Instruments

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The required disclosures are included in Note 11. - Fair Value of Financial Instruments.

Subsequent Events

          In May 2009, the FASB issues SFAS No. 165, “Subsequent Events”, to incorporate the accounting and disclosures requirements for subsequent events into GAAP. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted SFAS No. 165 as of June 30,2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 11, 2009. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The FASB Accounting Standards Codification

          In June 2009, the FASB issues SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” Under SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s views, the issuance of SFAS No. 168 and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition” paragraphs 38-76. The Company does not expect the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

Internal Control Over Financial Reporting

          The objective of the Company’s Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC’s regulations (“FDICIA”) and to allow the Company to comply with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule was effective December 28, 2005. Part 363 was amended in June 2009 with no changes made to the asset-sized threshold.

          Section 302 of the Act requires the CEOs and CFOs of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of the Act requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor’s report on management’s assessment of its internal control. The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Therefore, the Company will first be required to comply with Section 404 for the fiscal year ended December 31, 2009.

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

          With the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at the Bank. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value. As of December 31, 2008, the goodwill was evaluated for impairment with no recognition of impairment considered necessary. For the six months ended June 30, 2009, management determined that there were no additional impairment indicators since the goodwill was evaluated as of December 31, 2008.

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

	For The Three Months Ended June 30,

	2009			2008

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$451,768	$7,449	6.60%	$456,232	$8,096	7.10%
Investment securities	292,782	4,042	5.52	541,773	7,254	5.36
Other (2)(5)	60,450	182	1.20	36,951	200	2.17

Total interest-earning assets	805,000	11,673	5.80	1,034,956	15,550	6.01

Noninterest-earning assets	66,576			39,946

Total Assets	$871,576			$1,074,902

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	200,642	559	1.11%	299,143	1,921	2.57%
Time deposits	431,037	2,678	2.49	466,044	4,434	3.81
Other borrowings	116,961	1,169	4.00	126,183	1,324	4.20

Total interest-bearing liabilities	748,640	4,406	2.35	891,370	7,679	3.45

Demand deposits	53,778			55,546
Noninterest-bearing liabilities	9,189			4,582
Stockholders’ equity (5)	59,969			123,404

Total liabilities and stockholders’ equity	$871,576			$1,074,902

Net interest income		7,267			7,871

Interest-rate spread (3)			3.45%			2.56%

Net interest margin (4)			3.61%			3.04%

Ratio of average interest-earning assets to average interest bearing liabilities	1.08			1.16

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Six Months Ended June 30,

	2009			2008

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$455,275	$15,220	6.69%	$451,626	$16,301	7.22%
Investment securities	297,537	8,445	5.68	545,124	15,121	5.55
Other (2)(5)	64,388	453	1.41	31,420	424	2.70

Total interest-earning assets	817,200	24,118	5.90	1,028,170	31,846	6.12

Noninterest-earning assets	65,480			46,810

Total Assets	$882,680			$1,074,980

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	202,567	1,276	1.26%	310,900	4,570	2.94%
Time deposits	433,169	5,978	2.76	456,976	9,518	4.17
Other borrowings	120,244	2,520	4.19	120,308	2,724	4.53

Total interest-bearing liabilities	755,980	9,774	2.59	888,184	16,812	3.79

Demand deposits	53,811			54,683
Noninterest-bearing liabilities	9,644			10,546
Stockholders’ equity (5)	63,245			121,567

Total liabilities and stockholders’ equity	$882,680			$1,074,980

Net interest income		14,344			15,034

Interest-rate spread (3)			3.31%			2.33%

Net interest margin (4)			3.51%			2.92%

Ratio of average interest-earning assets to average interest bearing liabilities	1.08			1.16

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008.

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

Net Income/Loss Allocated to Common Stockholders. Net loss for the three-month period ended June 30, 2009 was $3.64 million, or $.52 per common share, compared to net income of $2.64 million, or $.37 per common share, for the three-month period ended June 30, 2008. Net loss for the six-month period ended June 30, 2009 was $3.77 million, or $.53 per common share, compared to net income of $5.29 million, or $.75 per common share, for the six-month period ended June 30, 2008. The net loss reported for the three months ended June 30, 2009 includes other than temporary impairment charges on securities of $4.10 million, or $.58 per common share, and dividends on our Series A Preferred Stock of $1.20 million, or $.17 per common share. The net loss reported for the six months ended June 30, 2009 includes other than temporary impairment charges on securities of $5.13 million, or $.73 per common share, and dividends on our Series A Preferred Stock of $2.40 million, or $.34 per common share.

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

          For the quarter ended June 30, 2009, net interest income decreased by approximately $600,000 to $7.27 million from $7.87 million for the quarter ended June 30, 2008. The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $805.00 million during the 2009 period from $1,034.96 million during the 2008 period, and the decrease in the average yields earned on such assets to 5.80% during the 2009 period from 6.01% during the 2008 period. The decrease in net interest income was substantially offset by the decrease in the average amounts of interest-bearing liabilities to $748.64 million during the 2009 period from $891.37 million during the 2008 period and the decrease in the average rates paid on such liabilities to 2.35% during the 2009 period from 3.45% during the 2008 period. The Company’s interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 89 basis points to 3.45% from 2.56% during the three months ended June 30, 2009 and 2008, respectively.

          For the six-month period ended June 30, 2009, net interest income decreased by approximately $690,000 to $14.34 million from $15.03 million for the six-month period ended June 30, 2008. The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $817.20 million during the 2009 six-month period from $1,028.17 million during the 2008 six-month period, and the decrease in the average yields earned on such assets to 5.90% during the 2009 six-month period from 6.12% during the 2008 six-month period. The decrease in net interest income was substantially offset by the decrease in the average amounts of interest-bearing liabilities to $755.98 million during the 2009 six month period from $888.18 million during the 2008 six-month period and the decrease in the average rates paid on such liabilities to 2.59% during the 2009 six-month period from 3.79% during the 2008 six-month period. The Company’s interest-rate spread increased by 98 basis points to 3.31% from 2.33% during the six months ended June 30, 2009 and 2008, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 57 basis points to 3.61% during the quarter ended June 30, 2009 from 3.04% during the quarter ended June 30, 2008. Net interest margin increased by 59 basis points to 3.51% during the six-months ended June 30, 2009 from 2.92% during the six-months ended June 30, 2008. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The increase in net interest margin during the three and six months ended June 30, 2009 was primarily due to the increase in the average amounts of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended June 30, 2009 decreased by $3.88 million to $11.67 million from $15.55 million for the quarter ended June 30, 2008. Total interest income decreased by $7.73 million to $24.12 million for the six months ended June 30, 2009 from $31.85 million for the six months ended June 30, 2008. The decrease in total interest income was due to the decrease in the average amounts of interest-earning assets and the decrease in the average yields earned on such assets as discussed above.

          The following tables present the composition of interest income for the indicated periods:

	Three Months Ended June 30,

	2009		2008

	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$7,449	63.81%	$8,096	52.06%
Investment Securities	4,042	34.63	7,254	46.65
Other	182	1.56	200	1.29

Total Interest Income	$11,673	100.00%	$15,550	100.00%

	Six Months Ended June 30,

	2009		2008

	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$15,220	63.10%	$16,301	51.19%
Investment Securities	8,445	35.02	15,121	47.48
Other	453	1.88	424	1.33

Total Interest Income	$24,118	100.00%	$31,846	100.00%

          Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 56.1% and 55.7% of total average interest-earning assets during the three and six months ended June 30, 2009, respectively, from 44.1% and 43.9% during the three and six months ended June 30, 2008, respectively. Investment securities comprised 36.4% and 36.4% of total average interest-earning assets during the three and six-month periods ended June 30, 2008, respectively, from 52.4% and 53.0% during the three and six-month periods ended June 30, 2008, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank’s underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

          At June 30, 2009, our portfolio of investment securities included approximately $88.12 million at cost of auction rate securities and $54.61 million at cost of corporate notes, including the $4.90 million cost of a note issued by General Motors for which an other than temporary impairment charge has been recorded in our financial statements in the amount of $4.10 million, pre-tax, as a result of bankruptcy proceedings of the issuer, significant downgrades on the security and the discontinuation of interest payments. The fair value of the remaining securities, presently $57.81 million and $29.9 million, respectively, could be negatively impacted in the future. Were this to occur, we may be required to reflect additional write downs of certain of our securities in future periods as a charge to earnings if any of our securities are deemed to be other than temporarily impaired. Such impairment charge could be material to our results of operations.

          In January 2009, The Bank filed an arbitration proceeding with the Financial Industry Regulatory Authority against the issuing financial institution of the auction rate securities in our investment portfolio. The outcome of the arbitration process and the amount we may recover, if any, is uncertain at this time.

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

          Federal Home Loan Bank Stock. The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY. Membership requires the purchase of stock equal to 1% of the Bank’s residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par, therefore, its cost is equivalent to its redemption value. The Bank’s ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At June 30, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member’s required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either June 30, 2009 or 2008.

Interest Expense. Total interest expense for the quarter ended June 30, 2009 decreased by $3.27 million to $4.41 million from $7.68 million for the quarter ended June 30, 2008. The decrease in interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 2.35% in the 2009 quarter from 3.45% in the 2008 quarter, and the decrease in the average amounts of interest-bearing liabilities to $748.64 million from $891.37 million for the quarters ended June 30, 2009 and 2008, respectively.

          Total interest expense for the six-month period ended June 30, 2009 decreased by $7.04 million to $9.77 million from $16.81 million for the six-month period ended June 30, 2008. The decrease in interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 2.59% in the 2009 six-month period from 3.79% in the 2008 six-month period, and the decrease in the average amounts of interest-bearing liabilities to $755.98 million from $888.18 million for the six months ended June 30, 2009 and 2008, respectively.

          The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended June 30,

	2009		2008

	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$559	12.69%	$1,921	25.02%
Time Deposits	2,678	60.78	4,434	57.74
Other Borrowings	1,169	26.53	1,324	17.24

Total Interest Expense	$4,406	100.00%	$7,679	100.00%

	Six Months Ended June 30,

	2009		2008

	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$1,276	13.06%	$4,570	27.18%
Time Deposits	5,978	61.16	9,518	56.62
Other Borrowings	2,520	25.78	2,724	16.20

Total Interest Expense	$9,774	100.00%	$16,812	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2009, non-interest income amounted to $378,000 and $777,000, respectively, compared to non-interest income of $377,000 and $843,000 for the three and six months ended June 30, 2008, respectively.

Non-Interest Expense. Non-interest expense includes an OTTI charge on securities, salaries and employee benefits, occupancy and equipment expenses, FDIC assessment, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six-month periods ended June 30, 2009 was $8.61 million and $14.29 million, respectively, compared to $3.98 million and $7.89 million for the three and six month-periods ended June 30, 2008, respectively. The increase in non-interest expense for the three months ended June 30, 2009 was primarily due to the $4.10 million OTTI charge on securities and $453,000 increase in our FDIC assessment. The increase in non-interest expense during the six months ended June 30, 2009 was due to the $5.13 million OTTI charge on securities and the $1.03 million increase in our FDIC assessment.

          The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended June 30,

	2009		2008

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,311	26.82%	$2,417	60.77%
Net Occupancy Expense	546	6.34	507	12.75
Equipment Expense	95	1.10	97	2.44
FDIC Assessment	585	6.79	132	3.32
Data Processing Expense	116	1.35	110	2.77
Other than temporary impairment charge on securities	4,100	47.60	—	—
Other	861	10.00	714	17.95

Total Non-Interest Expense	$8,614	100.00%	$3,977	100.00%

	Six Months Ended June 30,

	2009		2008

	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$4,672	32.69%	$4,816	61.07%
Net Occupancy Expense	1,052	7.36	1,045	13.25
Equipment Expense	194	1.36	192	2.43
FDIC Assessment	1,268	8.87	238	3.02
Data Processing Expense	210	1.47	221	2.80
Other than temporary impairment charge on securities	5,125	35.85	—	—
Other	1,773	12.40	1,375	17.43

Total Non-Interest Expense	$14,294	100.00%	$7,887	100.00%

Provision for Income Tax. During the three and six months ended June 30, 2009, the Company recorded income tax expense of $1.07 million and $1.64 million, respectively, compared to income tax expense of $975,000 and $1.90 million, respectively, for the three and six months ended June 30, 2008. The recorded tax provisions do not give benefit to the OTTI charge. The OTTI charge is considered a capital loss for which the Company has no capital gains to offset. Therefore, a valuation allowance was recorded for the three and six months ended June 30, 2009. The tax provisions for federal, state and local taxes recorded for the six months of 2008 represents an effective tax rate of 26.37%.

Issuer Purchases of Equity Securities

          On May 15, 2003, The Company’s Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through June 30, 2009, the Company has purchased a total of 1,898,909 shares of its Common Stock. The Company did not purchase shares of its Common Stock during the first and second quarters of 2009. At June 30, 2009, there were 501,091 shares of Common Stock which may yet be purchased under our stock purchase plan.

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

          In the banking industry, a traditional measure of interest rate sensitivity is known as “gap” analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods:

		Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at June 30, 2009 (in thousands, except for percentages)

		3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total

Federal funds sold		—	—	—	—	—
						163,049
	(Rate)
Interest bearing deposits in banks		50,119	—	—	—	50,119
	(Rate)	1.41%				1.41%
Loans (1)(2)
Adjustable rate loans		110,231	7,851	51,435	38,249	207,766
	(Rate)	8.07%	5.87%	7.03%	6.69%	7.47%
Fixed rate loans		2,465	25,855	23,672	187,585	239,577
	(Rate)	7.38%	6.42%	7.85%	6.38%	6.54%

Total loans		112,696	33,706.00	75,107.00	225,834	447,343
Investments (3)(4)		141,974	6,735	45,468	163,049	357,226
	(Rate)	4.15%	5.56%	3.30%	5.74%	4.80%

Total rate-sensitive assets		304,789	40,441.00	120,575	388,883	854,688

Deposit accounts (5)
Savings and NOW		190,589	—	—	—	190,589
	(Rate)	1.23%				1.23%
Money market		9,397	—	—	—	9,397
	(Rate)	0.50%				0.50%
Time Deposits		179,641	232,005	792	2,239	414,677
	(Rate)	2.39%	1.97%	2.36%	1.80%	2.15%

Total deposit accounts		379,627	232,005	792.00	2,239	614,663
Repurchase Agreements		—	—	—	57,000	57,000
	(Rate)				4.10%	4.10%
Other borrowings		272	19,086	650	39,146	59,154
	(Rate)	3.54%	5.75%	5.68%	3.63%	4.34%

Total rate-sensitive liabilities		379,899	251,091	1,442.00	98,385	730,817

Interest rate caps		40,000	—	—	(40,000)	—
Gap (repricing differences)		(115,110)	(210,650)	119,133	330,498	123,871

Cumulative Gap		(115,110)	(325,760)	(206,627)	123,871

Cumulative Gap to Total Rate
Sensitive Assets		(13.47)%	(38.11)%	(24.18)%	14.49%

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

          The allowance for loan losses has been determined in accordance with GAAP, principally SFAS No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment to FASB Statements No. 5 and 15,” as amended. Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

          The following table sets forth information with respect to activity in the Company’s allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Average loans outstanding	$451,768	$456,232	$455,275	$451,626

Allowance at beginning of period	9,357	4,398	9,204	4,183
Charge-offs:
Commercial and other loans	—	—	103	1
Real estate loans	—	—	—	—

Total loans charged-off	—	—	103	1

Recoveries:
Commercial and other loans	1	—	106	66
Real estate loans	—	—	—	—

Total loans recovered	1	—	106	66

Net recoveries (charge-offs)	1	—	3	65

Provision for loan losses charged to operating expenses	400	654	550	804

Allowance at end of period	9,757	5,052	9,757	5,052

Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	0.00%	0.01%

Allowance as a percent of total loans	2.18%	1.10%	2.18%	1.10%

Total loans at end of period	$447,343	$460,371	$447,343	$460,371

Loan Portfolio.

          Loan Portfolio Composition. The Company’s loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company’s loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2009 and December 31, 2008, the Company had loans, net of unearned income, of $446.33 million and $466.75 million, respectively, and allowances for loan losses of $9.76 million and $9.20 million, respectively. From time to time, the Bank may originate residential mortgage loans and sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

          The Bank generally makes commercial mortgage loans with loan to value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower’s experience in owning or managing similar property and the Bank’s lending experience with the borrower. The Bank’s policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

          Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower’s financial condition and the terms of the loan are re-evaluated. At June 30, 2009 and 2008, approximately $57.46 million and $61.50 million, respectively, or 12.84% and 13.32%, respectively, of the Company’s total loan portfolio consisted of such loans.

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

          Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At June 30, 2009 and 2008, approximately $134.73 million and $140.18 million, respectively, or 30.12% and 30.36%, respectively, of the Company’s total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages (“ARMS”) and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank’s competitors. At June 30, 2009 and 2008, approximately 13.08% and 12.98%, respectively, of the Bank’s residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86.92% and 87.02%, respectively, were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

          The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At June 30, 2009 and 2008, the Company’s loan portfolio was comprised of $255.16 million and $259.98 million, respectively, or 57.04% and 56.31%, respectively, of other loan products.

Capital Adequacy

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of June 30, 2009, the Bank meets all capital adequacy requirements to which it is subject.

          As of June 30, 2009, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank’s category.

          The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2009 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total Capital (to Risk-Weighted Assets)
Company	$114,826	19.3%	$47,570	≥8.0%	—	N/A
Bank	87,076	15.0%	46,492	≥8.0%	58,115	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	105,069	17.7%	23,785	≥4.0%	—	N/A
Bank	79,781	13.7%	23,246	≥4.0%	34,869	≥6.0%
Tier I Capital (to Average Assets)
Company	105,069	11.9%	35,307	≥4.0%	—	N/A
Bank	79,781	9.6%	33,346	≥4.0%	41,683	≥5.0%

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

          At June 30, 2009, our portfolio of investment securities included approximately $88.12 million, at cost, of auction rate securities for which an other than temporary impairment charge has not been recorded in our financial statements. Auction rate securities are generally long-term debt instruments that provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 days. As a result of the auction failures beginning in February 2008, the fair value of these auction rate securities, presently $57.81 million, may be negatively impacted in the future.

          The current uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 19 years after December 31, 2008) thereby recovering our investment. We may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. The auction rate securities in our investment portfolio are currently paying interest with rates ranging from 0.525% to 8.597%.

          Approximately $7.0 million principal amount of auction rate securities that became due during the first quarter of 2009 were paid. Approximately $6.0 million principal amount of auction rate securities that became due during the second quarter of 2009 were paid.

          At June 30, 2009, our portfolio of investment securities included approximately $54.61 million at cost of corporate notes, including the $4.90 million cost of a note issued by General Motors Corp. for which an OTTI charge of $4.10 million, pre-tax, has been recorded in our financial statements.

          Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.

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

          The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock, is not currently dependent upon the receipt of dividends from the Bank. At June 30, 2009, the Company had cash of approximately $9.83 million and investment securities with a fair market value of $3.60 million.

          The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, approximately $22.59 million at June 30, 2009, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

          At June 30, 2009, the Bank had outstanding commitments of approximately $456.04 million; including $36.47 million of long-term debt, $4.89 million of operating leases, and $414.68 million of time deposits. These commitments include $432.42 million that mature or renew within one year, $3.58 million that mature or renew after one year and within three years, $19.72 million that mature or renew after three years and within five years and $319,000 that mature or renew after five years.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2009, no changes in the Company’s Internal Control (as defined below) have occurred that have materially affected or are reasonably likely to materially affect the Company’s Internal Control.

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

          Our Annual Meeting of Stockholders was held on May 12, 2009. At the meeting, each of the six individuals nominated to serve as directors of the Company was elected by the following votes:

Director	Shares For	Shares Withheld

William L. Cohen	6,521,200	88,098
Martin A. Fischer	6,522,755	86,543
Moses Krausz	6,183,710	425,588
Moses Marx	6,244,011	365,287
Steven Rosenberg	6,244,290	365,008
Randolph B. Stockwell	6,326,188	283,110

Item 6.	Exhibits

Exhibit Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE BANCORP INC.
(Registrant)

Date: August 11, 2009	By:	/s/ Steven Rosenberg

Steven Rosenberg Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.