Form 10-Q
period 2009-09-30
BERKSHIRE BANCORP INC /DE/
filed 2009-11-12
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

As of November 11, 2009, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

INDEX

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$7,955	$3,290
Interest bearing deposits	41,986	69,097
Federal funds sold	—	30,000
Total cash and cash equivalents	49,941	102,387
Investment Securities:
Available-for-sale	348,188	298,763
Held-to-maturity, fair value of $350 in 2009 and $362 in 2008	344	360
Total investment securities	348,532	299,123
Loans, net of unearned income	441,449	466,753
Less: allowance for loan losses	(10,756)	(9,204)
Net loans	430,693	457,549
Accrued interest receivable	4,471	5,866
Premises and equipment, net	8,538	8,844
Goodwill, net	18,549	18,549
Trade date securities receivable	—	13,431
Other assets	25,522	37,963
Total assets	$886,246	$943,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$57,778	$51,312
Interest bearing	629,777	674,797
Total deposits	687,555	726,109
Securities sold under agreements to repurchase	57,000	59,504
Long term borrowings	34,610	45,272
Subordinated debt	22,681	22,681
Accrued interest payable	3,005	6,522
Other liabilities	4,220	17,672
Total liabilities	809,071	877,760

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding September 30, 2009, 60,000 shares December 31, 2008, 60,000 shares	1	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — September 30, 2009, 7,054,183 shares December 31, 2008, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(47,154)	(39,795)
Accumulated other comprehensive loss, net	(21,016)	(39,598)
Treasury Stock at cost September 30, 2009, 644,102 shares December 31, 2008, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	77,175	65,952
	$886,246	$943,712

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including related fees	$7,290	$8,296	$22,510	$24,597
Investment securities	3,486	5,793	11,931	20,914
Federal funds sold and interest bearing deposits	129	433	582	857
Total interest income	10,905	14,522	35,023	46,368
INTEREST EXPENSE
Deposits	2,561	5,623	9,815	19,711
Short-term borrowings	595	636	1,770	1,750
Long-term borrowings	592	840	1,937	2,450
Total interest expense	3,748	7,099	13,522	23,911
Net interest income	7,157	7,423	21,501	22,457
PROVISION FOR LOAN LOSSES	1,000	150	1,550	954
Net interest income after provision for loan losses	6,157	7,273	19,951	21,503
NON-INTEREST INCOME
Service charges on deposit accounts	126	149	364	442
Investment securities gains (losses) on sales	253	(99)	440	(21)
Other income	123	217	475	689
Total non-interest income	502	267	1,279	1,110
NON-INTEREST EXPENSE
Salaries and employee benefits	2,339	2,395	7,011	7,211
Net occupancy expense	477	521	1,529	1,566
Equipment expense	92	97	286	289
FDIC assessment	330	128	1,598	366
Data processing expense	119	118	329	339
Other than temporary impairment charges on securities	5,138	94,346	10,263	94,346
Other	842	847	2,615	2,222
Total non-interest expense	9,337	98,452	23,631	106,339
Loss before provision for taxes	(2,678)	(90,912)	(2,401)	(83,726)
Provision (benefit) for income taxes	(285)	(2,218)	1,358	(323)
Net loss	$(2,393)	$(88,694)	$(3,759)	$(83,403)
Dividends on preferred stock	1,200	—	3,600	—
Loss allocated to common stockholders	$(3,593)	$(88,694)	$(7,359)	$(83,403)
Net loss per common share:
Basic	$(.51)	$(12.57)	$(1.04)	$(11.82)
Diluted	$(.51)	$(12.57)	$(1.04)	$(11.82)
Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	7,054	7,054
Diluted	7,054	7,054	7,054	7,054
Dividends per share	$—	$—	$—	$.10

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Nine Months Ended September 30, 2009 and 2008
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2008	7,698	—	$770	$—	$90,986	$(3,439)	$42,352	$(6,411)		$124,258
Net loss							(83,403)		(83,403)	(83,403)
Other comprehensive (loss) net of taxes						(33,200)			(33,200)	(33,200)
Comprehensive (loss)									$(116,603)
Cash dividends - common stock							(703)			(703)
Balance at September 30, 2008	7,698	—	$770	$—	$90,986	$(36,639)	$(41,754)	$(6,411)		$6,952

Balance at January 1, 2009	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net loss							(3,759)		(3,759)	(3,759)
Other comprehensive income net of taxes						18,582			18,582	18,582
Comprehensive income									$14,823
Cash dividends - Preferred Stock							(3,600)			(3,600)

Balance at September 30, 2009	7,698	60	$770	$1	$150,985	$(21,016)	$(47,154)	$(6,411)		$77,175

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,759)	$(83,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gains) losses on investment securities sold	(440)	21
Other than temporary impairment charges on securities	10,263	94,346
Net amortization (accretion) of premiums of investment securities	708	(178)
Depreciation and amortization	402	463
Provision for loan losses	1,550	954
Decrease in accrued interest receivable	1,395	1,957
Decrease (increase) in other assets	25,872	(24,884)
(Decrease) in accrued interest payable and other liabilities	(16,969)	(3,904)
Net cash provided by (used in) operating activities	19,022	(14,628)

Cash flows from investing activities:
Investment securities available for sale
Purchases	(205,666)	(240,478)
Sales, maturities and calls	164,292	413,487
Investment securities held to maturity
Maturities	16	16
Net decrease (increase) in loans	25,306	(41,641)
Acquisition of premises and equipment	(96)	(66)
Net cash (used in) provided by investing activities	(16,148)	131,318
Cash flows from financing activities:
Net increase (decrease) in non interest bearing deposits	6,466	(5,066)
Net decrease in interest bearing deposits	(45,020)	(63,454)
Decrease in securities sold under agreements to repurchase	(2,504)	(5,870)
Proceeds from long term debt	—	25,000
Repayment of long term debt	(10,662)	(9,293)
Dividends paid on preferred stock	(3,600)	—
Dividends paid on common stock	—	(703)
Net cash (used in) financing activities	(55,320)	(59,386)

Net (decrease) increase in cash and cash equivalents	(52,446)	57,304
Cash and cash equivalents at beginning of period	102,387	47,193
Cash and cash equivalents at end of period	$49,941	$104,497

Supplemental disclosure of cash flow information:
Cash used to pay interest	$17,039	$28,397
Cash used to pay taxes, net of refunds	$1,330	$1,790

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

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

In August 2009, the Federal Deposit Insurance Corporation and the New York State Banking Department approved the Bank's application to open a new bank branch in Teaneck, New Jersey. We expect to open the branch in the fourth quarter of fiscal 2009.

The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries includes the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarter of fiscal 2009 due to a variety of factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K.

NOTE 2.  Trust Preferred Securities.

As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2004 Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 3.20%.

On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 2.36%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 2. - (continued)

Based on current interpretations of the banking regulators, the 2004 Debentures and 2005 Debentures (collectively, the "Debentures") qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance.  The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI and BCTII under the preferred capital securities sold by BCTI and BCTII to investors.  Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidations, precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI and BCTII expected residual returns. Accordingly, BCTI and BCTII are not included in the consolidated balance sheet of the Company.

The Federal Reserve has issued guidance on the regulatory capital treatment for the trust-preferred securities issued by BCTI and BCTII.  This rule would retain the current maximum percentage of total capital permitted for Trust Preferred Securities at 25%, but would enact other changes to the rules governing Trust Preferred Securities that affect their use as part of the collection of entities known as "restricted core capital elements."  The rule was to become effective on March 31, 2009.  However, on March 23, 2009 the Federal Reserve adopted a rule extending the compliance date for tighter limits to March 31, 2011 in light of the current stressful financial conditions.  Management has evaluated the effects of this rule and does not anticipate a material impact on the Company's capital ratios when the proposed rule is finalized.

NOTE 3.  Series A Preferred Stock.

On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.  For the three and nine month periods ended September 30, 2009, we declared and paid cash dividends of $1.2 million and $3.6 million. respectively, on the Series A Preferred Shares.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 4.  Loss Per Share

Loss per common share is calculated by dividing loss available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation.  In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. There is no effect for dilutive shares for the three and nine months ended September 30, 2009 and 2008 due to the net loss incurred. The following table presents the calculation of earnings per common share for the periods indicated:

	For The Three Months Ended
	September 30, 2009			September 30, 2008
	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per share
Net (loss)	$(2,393)			$(88,694)
Dividends paid to preferred shareholders	(1,200)			—
Net (loss) available to common stockholders	(3,593)	7,054	$(.51)	(88,694)	7,054	$(12.57)
Effect of dilutive securities options	—	—	—	—	—	—
Diluted earnings (loss)per share
Net (loss) available to common stockholders plus assumed conversions	$(3,593)	7,054	$(.51)	$(88,694)	7,054	$(12.57)

	For The Nine Months Ended
	September 30, 2009			September 30, 2008
	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per share
Net (loss)	$(3,759)			$(83,403)
Dividends paid to preferred shareholders	(3,600)			—
Net (loss) available to common stockholders	(7,359)	7,054	$(1.04)	(83,403)	7,054	$(11.82)
Effect of dilutive securities options	—	—	—	—	—	—
Diluted earnings (loss)per share
Net (loss) available to common stockholders plus assumed conversions	$(7,359)	7,054	$(1.04)	$(83,403)	7,054	$(11.82)

Options to purchase 2,076 common shares at a weighted average exercise price of $8.29 were not included in the dilutive earnings per common share for the three and nine months ended September 30, 2009 and 2008 as these options are anti-dilutive.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 5. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and professional loans	$49,414	11.2%	$68,418	14.6%
Secured by real estate
1-4 family	131,517	29.7	140,150	30.0
Multi family	3,563	0.8	4,031	0.9
Non-residential (commercial)	257,337	58.2	254,831	54.4
Consumer	524	0.1	460	0.1

Total loans	442,355	100.0%	467,890	100.0%
Deferred loan fees	(906)		(1,137)
Allowance for loan losses	(10,756)		(9,204)
Loans, net	$430,693		$457,549

As of September 30, 2009, nonaccrual loans totalled $13.52 million compared to $130,000 as of December 31, 2008. At September 30, 2009 there were no loans contractually past due 90 days or more but still accruing interest as compared to $99,000 at December 31, 2008.

The following table sets forth information concerning the Company's nonaccrual loans by type of loan at the dates indicated:

	September 30, 2009	December 30, 2008
	(In thousands)
Residential 1-4 Family	$39	$130
Commercial Real Estate	13,485	—

Total Nonaccrual Loans	$13,524	$130

The increase in nonaccrual commercial real estate loans is primarily due to one loan which is in the process of foreclosure.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. Investment Securities

The following is a summary of held to maturity investment securities:

	September 30, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$344	$6	$—	$350

The following is a summary of available-for-sale investment securities:

	September 30, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasuries	$30,257	$75	$—	$30,332
U.S. Government Agencies	55,323	217	(80)	55,460
Municipal obligations	1,973	361	—	2,334
Mortgage-backed securities	152,004	2,579	(608)	153,975
Corporate notes	34,329	490	(14,657)	20,162
Auction Rate Securities	88,128	92	(18,899)	69,321
Marketable equity securities and other	17,698	115	(1,209)	16,604
Totals	$379,712	$3,929	$(35,453)	$348,188

The Company has investments in certain debt and equity securities that have unrealized losses or may be otherwise impaired, but an other-than-temporary impairment has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$14,727	$69	$9,989	$11	$24,716	$80
Mortgage-backed securities	21,295	42	12,299	566	33,594	608
Corporate notes	1,120	6	7,007	14,651	8,127	14,657
Auction Rate Securities	4,697	727	51,828	18,172	56,525	18,899
Subtotal, debt securities	41,839	844	81,123	33,400	122,962	34,244
Marketable equity securities and other	903	132	2,056	1,077	2,959	1,209
Total temporarily impaired securities	$42,742	$976	$83,179	$34,477	$125,921	$35,453

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. - (continued)

During the quarter ended September 30, 2009, the Company recorded other than temporary impairment ("OTTI") pre-tax charges of approximately $5.14 million which were charged against earnings in the Consolidated Statement of Operations. The OTTI charge included $2.14 million on a $2.63 million investment at cost in a corporate note as the result of the issuer's bankruptcy proceedings and the discontinuation of interest payments. The OTTI charge also included $3.0 million on a $10.0 million investment at cost in a trust preferred security based upon an analysis of cash flows and defaults by several banks involved with the security.

The Company had a total of 31 debt securities, excluding auction rate securities, with a fair market value of $66.44 million which were temporarily impaired at September 30, 2009.  The total unrealized loss on these securities was approximately $15.35 million, all of which is substantially attributable to changes in interest rates which have decreased the market value of these securities. The remaining unrealized loss of approximately $18.90 million is on 13 auction rate securities which have declined in value due to the auction failures beginning in February 2008. We have the intention to hold all these securities to maturity, if necessary, and we believe we will not be required to sell these securities prior to maturity. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 7 equity securities with an aggregated fair market value of approximately $3.0 million which were temporarily impaired at September 30, 2009. The total unrealized loss on these securities was approximately $1.21 million.  Based upon our review of the available information, such unrealized losses are not considered to be other than temporary.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at September 30, 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$45,906	$41,805	$—	$—
Due after one through five years	57,745	58,667	—	—
Due after five through ten years	7,863	7,478	—	—
Due after ten years	162,371	154,313	344	350
Auction rate securities	88,128	69,321	—	—
Marketable equity securities and other	17,699	16,604	—	—
Totals	$379,712	$348,188	$344	$350

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 6. - (continued)

Gross gains realized on the sales of investment securities for the nine months ended September 30, 2009 and 2008 were approximately $494,000 and $247,000, respectively. Gross losses on the sales of investment securities for the nine months ended September 30, 2009 and 2008 were approximately $54,000 and $268,000, respectively.

As of September 30, 2009, securities sold under agreements to repurchase with a book value of approximately $57.0 million were outstanding.  The book value of the securities pledged for these repurchase agreements was $64.6 million. As of September 30, 2009, the Company did not have any investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

NOTE 7. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Nine Months Ended September 30, 2009		Twelve Months Ended December 31, 2008
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)

Demand deposits	$54,825	—	$54,452	—
NOW and money market	23,814	0.35%	39,849	1.58%
Savings deposits	178,500	1.30	247,923	2.84
Time deposits	426,918	2.50	456,803	3.79
Total deposits	$684,057	1.91%	$799,027	3.13%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 8. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period.  The following table presents the components of comprehensive income (loss), based on the provisions of ASC 220:

	For The Nine Months Ended
	September 30, 2009			September 30, 2008
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$20,942	$(8,377)	$12,565	$(55,388)	$22,155	$(33,233)
Less reclassification adjustment for gains (losses) realized in net income	(9,823)	3,929	(5,894)	(21)	8	(13)
Unrealized gain (loss) on investment securities	30,765	(12,306)	18,459	(55,409)	22,163	(33,246)
Change in minimum pension liability	123	—	123	46	—	46
Other comprehensive income (loss), net	$30,888	$(12,306)	$18,582	$(55,363)	$22,163	$(33,200)

NOTE 9.  Accounting For Stock Based Compensation

At September 30, 2009, the Company had one stock-based employee compensation plan. The Company accounts for the plan in accordance with FASB ASC 718, Compensation-Stock Compensation, ("ASC 718").  Under the fair value recognition provisions of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgement, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The Company did not grant stock options, nor did any stock options vest during the nine-month periods ended September 30, 2009 and 2008, as a result of which, no stock based compensation expense was recorded in either of those periods.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 10. Employee Benefit Plans

The Company has a Retirement Income Plan (the "Plan"), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company.  The following interim-period information is being provided in accordance with FASB ASC 715, Compensation-Retirement Benefits, based upon the most recent actuarial valuation dated December 31, 2008.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$103,250	$105,250	$309,750	$315,750
Interest cost	64,250	54,750	192,750	164,250
Expected return on plan assets	(70,500)	(62,250)	(211,500)	(186,750)
Amortization and Deferral:
Prior service cost	4,500	4,500	13,500	13,500
Loss	36,500	10,750	109,500	32,250
Net periodic pension cost	$138,000	$113,000	$414,000	$339,000

The Pension Protection Act of 2006 (the "PPA") changes the funding rules for defined benefit pension plans, beginning in 2008.  A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities.  In order to avoid these restrictions, during the fiscal year ending December 31, 2009, we expect that the minimum contribution to the Plan will be approximately $1.43 million. During the nine months ended September 30, 2009 and 2008, we contributed approximately $1.10 million and $772,000, respectively, to the Plan.  Effective December 31, 2009, further benefit accruals will be frozen and the Plan will be terminated.

NOTE 11.  Fair Value of Financial Instruments

The FASB issued FASB ASC 825, Financial Instruments, ("ASC 825") to require disclosures about fair value of financial instruments on a quarterly basis, as well as on an annual basis, for public companies.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in ASC 825.  However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans.  Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2009 are outlined below.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

For cash and cash equivalents, the recorded book value of $49.94 million at September 30, 2009 approximates fair value.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

	September 30, 2009
	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$348,532	$348,538
Loans, net of unearned income	441,449	440,289
Time Deposits	424,431	425,229
Repurchase Agreements	57,000	56,809
Long-term Debt	34,610	35,444
Subordinated Debt	22,681	22,681

The net loan portfolio at September 30, 2009 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value. The fair value of time deposits have been valued using net present value discounted cash flow.

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

The fair value of interest rate caps, included in other assets, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps were approximately $155,000 at September 30, 2009.

The fair value of the long term debt and the subordinated debt approximates the carrying value due to the re-pricing of the debt.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, ("ASC 820") which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2009

	(Dollars in thousands)
Assets
U.S. Treasuries	$30,332	$—	$—	$30,332
U.S. Government Agencies		55,460		55,460
Municipal obligations	2,334			2,334
Mortgage-backed securities		153,975		153,975
Corporate notes		20,162		20,162
Auction Rate Securities			69,321	69,321
Marketable equity securities and other		16,604		16,604
Investment securities available for sale	$32,666	$246,201	$69,321	$348,188

The above table includes $31.52 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at September 30, 2009, and has determined that the unrealized losses are temporary, except as discussed in Note 6. Such determination was based upon an evaluation of the creditworthiness of the issuers and/or guarantors, the underlying collateral, if applicable, as well as the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost, as well as certain collateral related characteristics. In addition, management considers the Company's ability to hold such securities to maturity, if necessary, thereby recovering its investment.

The fair value of the interest rate caps is approximately $155,000 and valued as a Level 3 input.  Further disclosures are omitted as they are deemed to be immaterial.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 11. - (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents a reconciliation for auction rate securities, the only asset measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3), all of which are auction rate securities with any losses only included as a component of other comprehensive income.

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2009	$63,080
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	19,223
Purchases, Sales, Issuances and Settlements	18
Redemptions	(13,000)
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, September 30, 2009	$69,321

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$—

Impaired loans totalling $13.52 million are measured for fair value using Level 3 inputs, primarily appraisals by independent third parties.

NOTE 12.  New Accounting Pronouncements

Accounting For Business Combinations

The FASB issued FASB ASC 805, Business Combinations, ("ASC 805"), which defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This code section requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This code section also requires that costs incurred to complete the acquisition, including restructuring costs, are to be recognized separately from the acquisition. This code section also requires an acquirer to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if they meet the definition of an asset or liability in FASB ASC 210, Balance Sheet, ("ASC 210"). This code section also provides specific guidance on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of ASC 805 on January 1, 2009 did not have a material effect on the Company's results of operations or financial condition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

Accounting For Noncontrolling Interests In Consolidated Financial Statements

The FASB issued FASB ASC 810, Consolidation, ("ASC 810"), which requires that ownership interests in subsidiaries held by parties other than the parent company be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. This requirement includes the amount of consolidated net income attributable to the parent company and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption was not permitted. The adoption of ASC 810 on January 1, 2009 did not have a material effect on the Company's results of operations or financial condition.

Accounting For Derivative Instruments and Hedging Activities

The FASB issued FASB ASC 815, Derivatives and Hedging, ("ASC 815"), which requires enhanced disclosures about an entity's derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The requirements are effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of ASC 815 on January 1, 2009 did not have a material impact on the Company's results of operations or financial condition.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

The FASB issued FASB ASC 260, Earnings Per Share, ("ASC 260"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in ASC 260. ASC 260 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computations of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities under ASC 260.  This update is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this ASC 260. Early application is not permitted. Adoption of ASC 260 on January 1, 2009 did not have a material impact on our computation of EPS.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active

The FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, ("ASC 820"), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820.  ASC 820 clarifies the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  ASC 820 permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are not available. ASC 820 was effective upon issuance. Adoption of ASC 820 did not have a material impact on the Company's results of operations or financial condition.

Employer's Disclosures about Postretirement Benefit Plan Assets

The FASB issued FASB ASC 715, Compensation-Retirement Benefits, ("ASC 715"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715 clarifies that the objectives of the disclosures about plan assets in an employer's defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  ASC 715 also expands the disclosures related to these objectives.  The disclosures about plan assets required by ASC 715 are effective for fiscal years ending after December 15, 2009, or January 1, 2010 as to the Company. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes, although application of the provisions of ASC 715 to prior periods is permitted. Early adoption is not permitted. Adoption of ASC 715 is not expected to have a material impact on the Company's results of operations or financial condition.

FASB ASC 325, Investments-Other, ("ASC 325")

The FASB amended ASC 325, Investments-Other, to align the impairment guidance with that in FASB ASC 320, Investments-Debt and Equity Securities, and related implementation guidance. ASC 325 was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of ASC 325 on January 1, 2009 did not have a material impact on the Company's results of operations or financial condition.

Recognition and Presentation of Other-Than-Temporary Impairments

The FASB issued FASB ASC 320, Investments-Debt and Equity Securities, ("ASC 320"), to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. ASC 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

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

The Company adopted ASC 320 effective April 1, 2009. The adoption did not have a material impact on the Company's financial condition and results of operations.  The additional disclosures related to ASC 320 are included in Note 6. - Investment Securities.

Determining Fair Value When The Volume And Level of Activity For The Asset Or Liability Have Significantly Decreased And Identifying Transactions That Are Not Orderly

The FASB amended FASB ASC 820 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement remains the same - to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

The Company adopted ASC 820 effective April 1, 2009. The adoption did not have a material impact on the Company's financial condition and results of operations. The additional disclosures related to ASC 820 are included in Note 11. - Fair Value of Financial Instruments.

Interim Disclosures About Fair Value Of Financial Instruments

The FASB amended FASB ASC 825, Financial Instruments, ("ASC 825") to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009. The required disclosures are included in Note 11. - Fair Value of Financial Instruments.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

NOTE 12. - (continued)

Subsequent Events

The FASB issued FASB ASC 855, Subsequent Events, ("ASC 855"), to incorporate the accounting and disclosures requirements for subsequent events into GAAP.  ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  The Company adopted ASC 855 as of June 30, 2009, which was the required effective date.  The Company evaluated its September 30, 2009 financial statements for subsequent events through November 12, 2009.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

The FASB Accounting Standards Codification

The FASB issued FASB ASC 105, Generally Accepted Accounting Principles, ("ASC 105"), which has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB's views, the issuance of ASC 105 and the Codification does not change GAAP, except for those nonpublic nongovernmental entities that must now apply FASB ASC 985-Software.  The Company adopted ASC 105 as of September 30, 2009 with no material impact on the Company's consolidated financial statements.

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

On October 2, 2009, the SEC issued a final extension of SOX 404(b) for non-accelerated filers to fiscal years ending on or after June 15, 2010. Therefore, the Company, which was first required to comply with Section 404 for the fiscal year ended December 31, 2007, will be required to obtain an external auditor's report on internal control over financial reporting for the fiscal year ending December 31, 2010.

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

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

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

With the adoption of FASB ASC 350, Intangibles-Goodwill and Other, the Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually or when triggering events occur to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the carrying value. As of December 31, 2008, the goodwill was evaluated for impairment with no recognition of impairment considered necessary.  For the nine months ended September 30, 2009, management determined that there were no additional impairment indicators since the December 31, 2008 evaluation.

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

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of income.

The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

	For The Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$440,146	$7,290	6.63%	$471,103	$8,296	7.04%
Investment securities	315,395	3,486	4.42	472,086	5,793	4.91
Other (2)(5)	56,314	129	0.92	68,764	433	2.52
Total interest-earning assets	811,855	10,905	5.37	1,011,953	14,522	5.74
Noninterest-earning assets	55,456			52,130
Total Assets	$867,311			$1,064,083

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	201,817	533	1.06%	298,931	1,838	2.46%
Time deposits	414,620	2,028	1.96	450,342	3,785	3.36
Other borrowings	115,044	1,187	4.13	139,042	1,476	4.25
Total interest-bearing liabilities	731,481	3,748	2.05	888,315	7,099	3.20

Demand deposits	56,821			54,259
Noninterest-bearing liabilities	7,611			9,217
Stockholders' equity (5)	71,398			112,292

Total liabilities and stockholders' equity	$867,311			$1,064,083

Net interest income		$7,157			$7,423

Interest-rate spread (3)			3.32%			2.54%

Net interest margin (4)			3.53%			2.93%

Ratio of average interest-earning assets to average interest bearing liabilities	1.11			1.14

(1)	Includes nonaccrual loans.
(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$450,176	$22,510	6.67%	$458,166	$24,597	7.16%
Investment securities	303,555	11,931	5.24	520,606	20,914	5.36
Other (2)(5)	61,669	582	1.26	43,958	857	2.60
Total interest-earning assets	815,400	35,023	5.73	1,022,730	43,368	6.04
Noninterest-earning assets	62,109			48,594
Total Assets	$877,509			$1,071,324

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	202,314	1,809	1.19%	306,879	6,408	2.78%
Time deposits	426,918	8,006	2.50	454,748	13,303	3.90
Other borrowings	118,491	3,707	4.17	126,598	4,200	4.42
Total interest-bearing liabilities	747,723	13,522	2.41	888,225	23,911	3.59

Demand deposits	54,825			54,540
Noninterest-bearing liabilities	8,961			10,100
Stockholders' equity (5)	66,000			118,459

Total liabilities and stockholders' equity	$877,509			$1,071,324

Net interest income		$21,501			$22,457

Interest-rate spread (3)			3.32%			2.45%

Net interest margin (4)			3.52%			2.93%

Ratio of average interest-earning assets to average interest bearing liabilities	1.09			1.15

(1)	Includes nonaccrual loans.
(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008.

General. Berkshire Bancorp Inc., a bank holding company registered under the Bank Holding Company Act of 1956, has one indirect wholly-owned banking subsidiary, The Berkshire Bank, a New York State chartered commercial bank.  The Bank is headquartered in Manhattan and has twelve branch locations; seven branches in New York City, four branches in Orange and Sullivan counties New York, and one branch in Ridgefield, New Jersey.  A new branch in Teaneck, New Jersey is scheduled to open during the fourth quarter of fiscal 2009.

Net Income (Loss) Allocated to Common Stockholders.  Net loss for the three-month period ended September 30, 2009 was $3.59 million, or $.51 per common share, compared to a net loss of $88.69 million, or $12.57 per common share, for the three-month period ended September 30, 2008.  Net loss for the nine-month period ended September 30, 2009 was $7.36 million, or $1.04 per common share, compared to a net loss of $83.40 million, or $11.82 per common share, for the nine-month period ended September 30, 2008.

The net loss for the three and nine months periods ended September 30, 2009 was due to the other than temporary impairment charges on securities of $5.14 million and $10.26 million, respectively, or $.73 per common share and $1.45 per common share, respectively; and dividends on our Series A Preferred Stock of $1.20 million and $3.60 million, respectively, or $.17 per common share and $.51 per common share, respectively.  The net loss for the three and nine months periods ended September 30, 2008 was due to the other than temporary impairment charges on securities of $94.35 million, or $13.37 per common share, in each period.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Net Interest Income.  The Company's primary source of revenue is net interest income, or the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings.  The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities.  Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income.  Furthermore, when we designate an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

For the quarter ended September 30, 2009, net interest income decreased by $266,000 to $7.16 million from $7.42 million for the quarter ended September 30, 2008.  The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $811.86 million during the 2009 quarter from $1,011.95 million during the 2008 quarter and the decrease in the average yields earned on such assets to 5.37% during the 2009 quarter from 5.74% during the 2008 quarter.  The decrease in net interest income was partially offset by the decrease in the average amounts of interest-bearing liabilities to $731.48 million during the 2009 quarter from $888.32 million during the 2008 quarter and the decrease in the average rates paid on such liabilities to 2.05% during the 2009 quarter from 3.20% during the 2008 quarter.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 78 basis points to 3.32% during the quarter ended September 30, 2009 from 2.54% during the quarter ended September 30, 2008.

For the nine-month period ended September 30, 2009, net interest income decreased $956,000 to $21.50 million from $22.46 million for the nine-month period ended September 30, 2008.  The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $815.40 million during the 2009 nine-month period from $1,022.73 million during the 2008 nine-month period and the decrease in the average yields earned on such assets to 5.73% during the 2009 nine-month period from 6.04% during the 2008 nine-month period.  The decrease in net interest income was partially offset by the decrease in the average amounts of interest-bearing liabilities to $747.72 million during the 2009 nine-month period from $888.23 million during the nine-month period and the decrease in the average rates paid on such liabilities to 2.41% during the 2009 period from 3.59% during the 2008 period.  The Company's interest-rate spread increased by 87 basis points to 3.32% during the 2009 nine-month period from 2.45% during the 2008 nine-month period.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, increased by 60 basis points to 3.53% during the quarter ended September 30, 2009 from 2.93% during the quarter ended September 30, 2008.  Net interest margin increased by 59 basis points to 3.52% during the nine-month period ended September 30, 2009 from 2.93% during the nine-month period ended September 30, 2008.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.  The increase in net interest margin during the three and six months ended September 30, 2009 is primarily due to the increase in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended September 30, 2009 decreased by $3.62 million to $10.91 million from $14.52 million for the quarter ended September 30, 2008.  Total interest income for the nine months ended September 30, 2009 decreased by $8.35 million to $35.02 million from $43.37 million for the nine months ended September 30, 2008.  The decrease in total interest income during the three and nine months ended September 30, 2009 was due to the decrease in the average amounts of interest-earning assets and the decrease in the average yields earned on such assets as discussed above.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,
	2009		2008
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$7,290	66.85%	$8,296	57.13%
Investment Securities	3,486	31.97	5,793	39.89
Other	129	1.18	433	2.98
Total Interest Income	$10,905	100.00%	$14,522	100.00%

	Nine Months Ended September 30,
	2009		2008
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$22,510	64.27%	$24,597	53.05%
Investment Securities	11,931	34.07	20,914	45.10
Other	582	1.66	857	1.85
Total Interest Income	$35,023	100.00%	$46,368	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 54.21% and 55.21% of total average interest-earning assets during the three and nine months ended September 30, 2009, respectively, from 46.55% and 44.80% of total interest-earning assets during the three and nine months ended September 30, 2008, respectively. The average amounts of investment securities have decreased to 38.85% and 37.23% of total average interest-earning assets during the three and nine months ended September 30, 2009, respectively, from 46.65% and 50.90% of total interest-earning assets during the three and nine months ended September 30, 2008, respectively.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At September 30, 2009, our portfolio of investment securities included approximately $88.13 million at cost of auction rate securities and approximately $34.33 million at cost of corporate notes for which an other than temporary impairment charge has not been recorded in our financial statements.  The fair value of these securities, presently $69.32 million and $20.16 million, respectively, could be negatively impacted in the future.  Were this to occur, we may be required to reflect a write down of certain of our securities in future periods as a charge to earnings if any of these securities are deemed to be other than temporarily impaired.  Such impairment charge could be material to our results of operations.

In January 2009, the Bank filed an arbitration proceeding with the Financial Industry Regulatory Authority against the issuing financial institution of the auction rate securities in our investment portfolio. The outcome of the arbitration process which has been scheduled for March 2010 and the amount we may recover, if any, is uncertain at this time.

As required by FASB ASC 320, Investments-Debt and Equity Securities, securities are classified into three categories: trading, held-to-maturity and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth.  The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future.  The Company generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises.  The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At September 30, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either September 30, 2009 or 2008.

Interest Expense.  Total interest expense for the quarter ended September 30, 2009 decreased by $3.35 million to $3.75 million from $7.10 million for the quarter ended September 30, 2008.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities and the decrease in the average rates paid on such liabilities during the 2009 quarter compared to the 2008 quarter.

Total interest expense during the nine-month period ended September 30, 2009 decreased by $10.39 million to $13.52 million from $23.91 million during the nine-month period ended September 30, 2008.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities and the decrease in the average rates paid on such liabilities during the 2009 period compared to the 2008 period.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,
	2009		2008
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$533	14.22%	$1,838	25.89%
Time Deposits	2,028	54.11	3,785	53.32
Other Borrowings	1,187	31.67	1,476	20.97
Total Interest Expense	$3,748	100.00%	$7,099	100.00%

	Nine Months Ended September 30,
	2009		2008
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$1,809	13.38%	$6,408	26.80%
Time Deposits	8,006	59.21	13,303	55.63
Other Borrowings	3,707	27.41	4,200	17.57
Total Interest Expense	$13,522	100.00%	$23,911	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of investment securities and service fee income. For the three and nine- month periods ended September 30, 2009, non-interest income amounted to $502,000 and $1.28 million, respectively, compared to non-interest income of $267,000 and $1.11 million for the three and nine month periods ended September 30, 2008, respectively.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense for the quarter ended September 30, 2009 was $9.34 million compared to $98.45 million for the quarter ended September 30, 2008.  The decrease of $89.11 million in non-interest expense was primarily due to the $89.21 million decrease in OTTI charges during the 2009 quarter.

Non-interest expense for the nine-month period ended September 30, 2009 was $23.63 million compared to $106.34 million for the nine-month period ended September 30, 2008. The decrease of $82.71 million in non-interest expense was primarily due to the $84.08 million decrease in OTTI charges during the 2009 nine-month period, partially offset by the $1.23 million increase in our FDIC assessment.

The following tables present the components of non-interest expenses as of the dates indicated:

	Three Months Ended September 30,
	2009		2008
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,339	25.05%	$2,395	2.43%
Net Occupancy Expense	477	5.11	521	0.53
Equipment Expense	92	0.99	97	0.10
FDIC Assessment	330	3.53	128	0.13
Data Processing Expense	119	1.27	118	0.12
Other than temporary impairment charge on securities	5,138	55.03	94,346	98.83
Other	842	9.02	847	0.86
Total Non-Interest Expense	$9,337	100.00%	$98,452	100.00%

	Nine Months Ended September 30,
	2009		2008
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,011	29.67%	$7,211	6.78%
Net Occupancy Expense	1,529	6.47	1,566	1.47
Equipment Expense	286	1.21	289	0.27
FDIC Assessment	1,598	6.76	366	0.34
Data Processing Expense	329	1.39	339	0.32
Other than temporary impairment charge on securities	10,263	43.43	94,346	88.73
Other	2,615	11.07	2,222	2.09
Total Non-Interest Expense	$23,631	100.00%	$106,339	100.00%

Provision for Income Tax.  During the three and nine-month periods ended September 30, 2009, the Company recorded an income tax benefit of $285,000 and an income tax expense of $1.36 million, respectively, compared to an income tax benefit of $2.22 million and $323,000 during the three and nine-month periods ended September 30, 2008, respectively. The recorded tax provisions in 2009 do not give benefit to the OTTI charges which are considered a capital loss for which the Company has minimal capital gains to offset. Therefore, a valuation allowance was recorded for the nine months ended September 30, 2009, equalling the tax benefits of the capital loss.

The recorded tax benefits in 2008 relates to the OTTI charge related to the Lehman Brothers corporate note which was treated as an ordinary loss under the current federal tax code when Lehman Brothers filed for bankruptcy in September 2008.  The OTTI charge related to Fannie Mae and Freddie Mac securities, both direct investments and through auction rate securities, were considered capital losses under the federal tax code. A valuation allowance was recorded on the amount of capital losses in excess of available capital gains.  With the passage by the U.S. Congress of the Emergency Economic Stabilization Act in October 2008, the nature of the Fannie Mae and Freddie Mac capital losses were changed to ordinary losses. Due to this change in the tax law, we have carried back as much loss as could be utilized and recognized a deferred tax benefit for the remainder.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through September 30, 2009, the Company has purchased a total of 1,898,909 shares of its Common Stock. The Company did not purchase shares of its Common Stock during the first three quarters of 2009. At September 30, 2009, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals.  The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at September 30, 2009 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total
Federal funds sold	—	—	—	—
(Rate)
Interest bearing deposits in banks	41,986	—	—	—	41,986
(Rate)	1.39%				1.39%
Loans (1)(2)
Adjustable rate loans	105,354	7,534	52,463	45,456	210,807
(Rate)	8.20%	5.49%	7.03%	6.64%	7.47%
Fixed rate loans	18,056	17,118	21,489	174,885	231,548
(Rate)	6.67%	7.61%	7.25%	6.28%	6.50%
Total loans	123,410	24,652	73,952	220,341	442,355
Investments (3)(4)	121,534	25,808	29,099	203,615	380,056
(Rate)	4.70%	3.54%	2.53%	5.36%	4.81%

Total rate-sensitive assets	286,930	50,460	103,051	423,956	864,397

Deposit accounts (5)
Savings and NOW	197,187	—	—	—	197,187
(Rate)	1.19%				1.19%
Money market	8,159	—	—	—	8,159
(Rate)	0.58%				0.58%
Time Deposits	143,307	242,880	35,621	2,623	424,431
(Rate)	1.70%	1.85%	2.36%	1.92%	1.84%

Total deposit accounts	348,653	242,880	35,621	2,623	629,777
Repurchase Agreements	—	—	—	57,000	57,000
(Rate)				4.10%	4.10%
Other borrowings	2,546	16,000	601	38,144	57,291
(Rate)	4.80%	5.97%	5.68%	3.32%	4.15%

Total rate-sensitive liabilities	351,199	258,880	36,222	97,767	744,068

Interest rate caps	40,000	—	—	(40,000)
Gap (repricing differences)	(104,269)	(208,420)	66,829	366,189	120,329

Cumulative Gap	(104,269)	(312,689)	(245,860)	120,329
Cumulative Gap to Total Rate Sensitive Assets	(12.06)%	(36.17)%	(28.44)%	13.92%
(1)Adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans are scheduled according to their maturity dates.
(2)Includes nonaccrual loans.
(3)Investments are scheduled according to their respective repricing (variable rate loans) and maturity (fixed rate securities) dates.
(4)Investments are stated at book value.
(5)NOW accounts and savings accounts are regarded as readily accessible withdrawal accounts.  The balances in such accounts have been allocated among maturity/repricing periods based upon The Berkshire Bank's historical experience. All other time accounts are scheduled according to their respective maturity dates.

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

The allowance for loan losses has been determined in accordance with GAAP, principally FASB ASC 450, Contingencies, ("ASC 450") and FASB ASC 310, Receivables, ("ASC 310").  Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment.  These homogeneous loan groups are evaluated for impairment on a collective basis under FASB ASC 310.

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

On a monthly basis, the Bank's management committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Average loans outstanding	$440,146	$471,103	$450,176	$458,166
Allowance at beginning of period	9,757	5,052	9,204	4,183
Charge-offs:
Commercial and other loans	1	—	104	1

Total loans charged-off	1	—	104	1
Recoveries:
Commercial and other loans	—	5	106	71

Total loans recovered	—	5	106	71
Net recoveries (charge-offs)	(1)	5	2	70
Provision for loan losses charged to operating expenses	1,000	150	1,550	954
Allowance at end of period	10,756	5,207	10,756	5,207
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	0.00%	0.02%
Allowance as a percent of total loans	2.43%	1.09%	2.43%	1.09%
Total loans at end of period	$442,355	$476,496	$442,355	$476,496

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At September 30, 2009 and December 31, 2008, the Company had loans, net of unearned income, of $441.45 million and $466.75 million, respectively, and allowances for loan losses of $10.76 million and $9.20 million, respectively. From time to time, the Bank may originate residential mortgage loans and sell them on the secondary market, normally recognizing income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At September 30, 2009 and 2008, approximately $49.41 million and $79.76 million, respectively, or 11.2% and 16.7%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At September 30, 2009 and 2008, approximately $131.52 million and $143.88 million, respectively, or 29.7% and 30.1%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At September 30, 2009 and 2008, approximately 13.5% and 9.7%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86.5% and 90.3%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At September 30, 2009 and 2008, the Company's loan portfolio was comprised of $261.42 million and $261.98 million, respectively, or 59.10% and 54.8%, respectively, of other loan products.

Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets.  Management believes that, as of September 30, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the Bank met all regulatory requirements for classification as "well capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2009 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total Capital (to Risk-Weighted Assets)
Company	$110,309	19.2%	$45,978	≥8.0%	—	N/A
Bank	87,035	15.6%	44,702	≥8.0%	$55,878	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	99,553	17.3%	22,989	≥4.0%	—	N/A
Bank	80,004	14.3%	22,351	≥4.0%	33,527	≥6.0%
Tier I Capital (to Average Assets)
Company	99,553	11.3%	35,100	≥4.0%	—	N/A
Bank	80,004	9.6%	33,346	≥4.0%	41,683	≥5.0%

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

At September 30, 2009, our portfolio of investment securities included approximately $88.13 million, at cost, of auction rate securities for which an OTTI charge has not been recorded in our financial statements. Auction rate securities are generally long-term debt instruments that provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals, generally every 28 days. As a result of the auction failures beginning in February 2008, the fair value of these auction rate securities, presently $69.32 million, may be negatively impacted in the future.

The current uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the ability to hold these available for sale securities to maturity, (predominately 19 years after December 31, 2008) thereby recovering our investment.  We may be required to reflect a write-down of certain of our auction rate securities in future periods as a charge to earnings if any of our auction rate securities are deemed to be other-than-temporarily impaired. Such impairment charge would be recorded as other expense and could be material to our results of operations. The auction rate securities in our investment portfolio, except for approximately $6.0 million at cost of Fannie Mae and Freddie Mac securities which are on non-accrual status, are currently paying interest with rates ranging from 0.255% to 8.891%. The weighted average rate is currently 4.815%

Approximately $13.0 million principal amount of auction rate securities that came due during the six months ended June 30, 2009 were paid. No auction rate securities came due or where paid off during the three months ended September 30, 2009.

At September 30, 2009, our portfolio of investment securities included approximately $34.33 million, at cost, of corporate notes for which an OTTI charge has not been recorded in our financial statements. Due primarily to liquidity issues, the fair value of these securities, presently $20.16 million, may be negatively impacted in the future.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  On March 31, 2009, the Company announced that its Board of Directors had temporarily suspended its previously announced policy of paying a regular cash dividend of $.20 per common share (payable in semi-annual installments during April and October) and would not declare or pay a semi-annual dividend in April 2009.  The Board of Directors deemed it appropriate to continue the suspension and did not declare or pay a cash dividend on common shares in October 2009.  We are current as to dividend payments on our preferred stock.

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At September 30, 2009, the Company had cash of approximately $8.41 million and investment securities with a fair market value of $4.73 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $18.06 million at September 30, 2009, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At September 30, 2009, the Bank had outstanding commitments of approximately $463.58 million; including $34.61 million of long-term debt, $4.54 million of operating leases, and $424.30 million of time deposits.  These commitments include $406.06 million that mature or renew within one year, $38.38 million that mature or renew after one year and within three years, $18.87 million that mature or renew after three years and within five years and $273,000 that mature or renew after five years.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2009, no changes in the Company's Internal Control (as defined below) have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

Limitations on the Effectiveness of Controls.

The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its "internal control over financial reporting", as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the "Internal Control"), will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date: November 12, 2009	By:	/s/ Steven Rosenberg
Steven Rosenberg
Chief Executive Officer,
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.