Form 10-K
period 2009-12-31
BERKSHIRE BANCORP INC /DE/
filed 2010-06-10
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009: $17,656,792.

Number of shares of Common Stock outstanding as of June 2, 2010: 7,054,183.

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

PART I

ITEM 1. Business

General. Berkshire Bancorp Inc., a Delaware corporation, is a bank holding company registered under the Bank Holding Company Act of 1956.  References herein to "Berkshire", the "Company" or "we" and similar pronouns shall be deemed to refer to Berkshire Bancorp Inc. and its wholly-owned consolidated subsidiaries unless the context otherwise requires.  Berkshire's principal activity is the ownership and management of its indirect wholly-owned subsidiary, The Berkshire Bank (the "Bank"), a New York State chartered commercial bank. The Bank is owned through Berkshire's wholly-owned subsidiary, Greater American Finance Group, Inc. ("GAFG").

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access information that we file electronically on the SEC's website at WWW.SEC.GOV.

We do not presently have a website. However, as soon as practicable after filing with or furnishing to the SEC, we will provide at no cost, paper or electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports.  Requests should be directed to:

Berkshire Bancorp Inc.
Investor Relations
160 Broadway, First Floor
New York, NY 10038

Series A Preferred Shares.  On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.  No Series A Preferred Shares have been redeemed to date.

Business of the Bank - General.  The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York and deposit taking offices in Ridgefield and Teaneck, NJ.

Branch Locations of The Berkshire Bank December 31, 2009

4 East 39th Street New York, NY	2 South Church Street Goshen, NY

5 Broadway New York, NY	214 Harriman Drive Goshen, NY

5010 13th Avenue Brooklyn, NY	80 Route 17M Harriman, NY

1421 Kings Highway Brooklyn, NY	60 Main Street Bloomingburg, NY

4917 16th Avenue Brooklyn, NY	1119 Avenue J Brooklyn, NY

600 Broad Avenue Ridgefield, NJ	210 Pinehurst Avenue New York, NY 10033

517 Cedar Lane Teaneck, NJ

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

Operating Plan.  The Bank's operating plan concentrates on obtaining deposits from a variety of businesses, professionals and retail customers and investing those funds in conservatively underwritten loans.  Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years.  Hence, the Bank has invested a portion of its available funds in investment, mortgage-backed and auction rate securities.

Market Area.  The Bank draws its customers principally from the New York City metropolitan area and the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, NY.  The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties.  Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City.  Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these counties.  From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent extensions of existing local customer relationships.

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

Supervisory Actions.  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can prompt certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators involving factors such as the risk weights assigned to assets and what items may be counted as capital.  Regulators also have broad discretion to require any institution to maintain higher capital levels than otherwise required by statute or regulation, even institutions that are considered "well-capitalized" under applicable regulations.

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

At December 31, 2009 and 2008, the Company met the definition of a "well capitalized" bank holding company.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board has appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note O to the Company's consolidated financial statements, the Bank is well capitalized for regulatory purposes as of December 31, 2009.

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

FDIC Capital Requirements.  The FDIC requires that the Bank maintain certain minimum ratios of capital to assets.  The FDIC's regulations divide capital into two tiers.  The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, minus goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations).  Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions.

The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more.  As of December 31, 2009 and 2008, the Bank's Tier I leverage capital ratio was 9.4% and 8.9%, respectively.

The Bank must also meet a risk-based capital standard.  The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Tier II capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital.  In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset.  As of December 31, 2009 and 2008, the Bank maintained a 15.6% and 12.2% Tier I risk-based capital ratio and a 16.9% and 13.4% total risk-based capital ratio, respectively.

In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions.  Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has:  a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater.  As of December 31, 2009 and 2008, the Bank met the definition of a "well capitalized" financial institution.

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

Dividends From the Bank to the Company.  One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant.  The Bank's retained net profits in fiscal 2009 was $7.64 million.  The Bank's aggregate retained net loss for the 2007 and 2008 fiscal years totaled approximately $74.55 million.  Therefore, the Bank may not pay dividends to Berkshire without obtaining regulatory approval.

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

In accordance with banking regulations, the Bank may make loans to its and the Company's directors, executive officers, and 10% stockholders, as well as to entities controlled by them, subject to specific federal and state limits.  Among other things, these loans must (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.  In addition, extensions of credit in excess of certain limits must be approved by the Bank's Board of Directors.  However, the Bank may make loans to executive officers, directors and principal stockholders on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliates.  The Bank has no such benefit or compensation programs.

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

The FDIC has raised insurance premiums to cover substantial losses incurred by the Deposit Insurance Fund ("DIF") due to recent bank failures of 2009 and 2008.  As a result, we expect deposit insurance premiums may be higher for the foreseeable future than they have been in the recent past.  The Bank's FDIC assessments increased by 79% to $1.93 million in fiscal 2009 from $1.08 million in fiscal 2008.  The increased assessment is a result of the FDIC's anticipation of greater demands on the Bank Insurance Fund in the future in response to the current unrest in the banking industry.  In June 2009, the Bank paid a special assessment charged by the FDIC in the amount of $453,000.

In November 2009, the FDIC adopted a final rule imposing a 13 quarter prepayment of FDIC premiums.  The Bank's prepayment amount totaled $5.59 million and was paid in December 2009.  This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.  The prepayment amount will be used to offset future FDIC insurance premiums beginning in March 2010.

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

Personal Holding Company Status.  For the fiscal years ended December 31, 2009, 2008 and 2007, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2009, 2008 and 2007. (See Dividends in Item 5).

Employees.  On March 31, 2010, the Company had one full time employee and the Bank employed 112 full time and 4 part time employees.  The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Much of the Bank's lending is in New York City and upstate New York. As a result of this geographic concentration, a significant broad-based deterioration in economic conditions in the New York City metropolitan area and upstate New York could have a material adverse impact on the quality of the Bank's loan portfolio, and accordingly, our results of operations.  Such a decline in economic conditions could restrict borrowers' ability to pay outstanding principal and interest on loans when due, and, consequently, adversely affect the cash flows of our business.

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

Negative developments in the capital markets during the latter half of 2007, throughout 2008 and 2009, and during 2010 to date have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing for the remainder of 2010 and possibly beyond.  Loan portfolio performances have deteriorated at many institutions, including the Bank, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies like ours have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Changes in interest rates could reduce our income and cash flows.

Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. In addition, there is a risk that certain deposits would not be renewed.  Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  During 2009, interest rates continued at historic lows, a situation which has negatively affected and continues to negatively affect the yield we achieve on interest-earning assets.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Our portfolio of investment securities includes auction rate securities. From the first quarter of 2008 to the present, our balance of auction rate securities failed to auction due to sell orders exceeding buy orders.  Unless we hold these securities to maturity, these funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. During 2009, we recorded approximately $2.0 million in OTTI charges related to Freddie Mac auction rate securities.  In fiscal 2008 approximately $101 million of auction rate securities, at cost, were written down to approximately $63 million, based on our analysis, as an unrealized temporary decrease in fair value, which is reflected as a component of accumulated other comprehensive loss in the stockholders' equity section of our consolidated balance sheet.  This is in addition to the other than temporary impairment charge recognized on auction rate securities which have preferred shares of the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") as the underlying collateral, as described elsewhere in this Report.  Further discussion of the auction rate securities may also be found elsewhere in this Report under "Investment Activities."

Declines in value may adversely impact the investment portfolio.

As of December 31, 2009, we had approximately $357.5 million and $340,000 in available for sale and held to maturity investment securities, respectively.  We may be required to record other-than-temporary impairment ("OTTI") charges on our investment securities if they suffer a decline in value that is related to the credit quality of the issue.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods.  In 2009 and 2008, impairment charges on investment securities were $17.4 million and $94.3 million, respectively. There can be no assurances that further impairment charges will not have to be recognized.  In addition, as noted in Part II Item 9A(T) - Controls and Procedures, we identified a material weakness related to our method of identification and valuation of securities for other than temporary impairment and related tax accounting.  Management has revised the relevant controls and procedures with respect to these matters which, if not properly corrected, could have a negative effect on our investment portfolio in future periods.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may adversely affect us.

We are subject to extensive state and federal regulation, supervision, and legislation which govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds. The impact of any changes to these laws may negatively impact our ability to expand our services and to increase the value of our business. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection, civil rights and other laws, including the Gramm-Leach-Blilely Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Real Estate Settlement Procedures Act. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Any changes to these laws or any applicable accounting principles may negatively impact our results of operations and financial condition.  We are currently analyzing the Restoring American Financial Stability Act, passed by the United States Senate on May 10, 2010, and the effects such act would have on the Company's operations and financial condition if it were to become law.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to our investors and stockholders.

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board has appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note O to the Company's consolidated financial statements, the Bank is well capitalized for regulatory purposes as of December 31, 2009.

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

Under our amended and restated certificate of incorporation, we have authorized 2,000,000 shares of preferred stock, of which 60,000 shares have been designated as Series A Preferred Stock, and of which the remaining 1,940,000 shares may be issued by the board of directors with terms, rights, preferences and designations as the board of directors may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the rights, preferences and designations set by the board of directors, may delay, deter, or prevent a change in control of the Company.

In addition, federal and state banking laws may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company. This may tend to make it more difficult for stockholders to replace existing management or may prevent stockholders from receiving a premium for their shares of our common stock.

Issuance of Common Stock Upon Conversion of Series A Preferred Stock and Other Factors Could Depress our Common Stock Price.

At December 31, 2009, there are 60,000 shares of preferred stock outstanding which have been issued to the Company's majority stockholder and two unaffiliated entities. The preferred stock may be redeemed by the Company between April 30, 2009 and November 1, 2010 at $1,100 per share.  Each preferred share is mandatorily convertible into 123.153 shares of common stock on October 31, 2011 unless previously redeemed.  The availability of additional shares for sale in the market could depress our common stock price.

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

Our stock is not insured by any governmental agency and, therefore, investment in them involves risk.

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

Moreover, holders of our Common Stock are entitled to receive dividends only when, as and if declared by our board of directors.  We have temporarily ceased paying a dividend on our Common Stock.  The absence of cash dividends on our Common Stock could adversely affect the market price.

The Financial Sector Is Experiencing An Economic Downturn. An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Virtually all of our real estate loans are secured by real estate in New York. At December 31, 2009, loans secured by real estate, including home equity loans and lines of credit, represented 88% of our total loans. Both nationally and in the State of New York, we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. While we believe that our total non-performing loans as a percentage of total assets are relatively low by industry standards, if loans that are currently performing become non-performing, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.  We added approximately $9.30 million and $4.90 million to the allowance for loan losses during the fiscal years ended December 31, 2009 and 2008, respectively.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $1.93 million for 2009 compared to $1.08 million for 2008.  See "Insurance of Accounts."

ITEM 1B.  Unresolved Staff Comments.

Not Applicable

ITEM 2. Properties.

The following are Berkshire's and the Bank's principal facilities as of March 31, 2010:

		Approximate	Approximate
		Floor Area	Annual Lease
Location	Operations	(Sq. Ft.)	Rent	Expiration
New York, NY	Executive Offices	1,500	$18,000	(1)(3)
New York, NY	Main Bank Office and Bank Branch	9,729	Owned	March 2013
Brooklyn, NY	Bank Branch	4,500	$229,029	March 2013
Brooklyn, NY	Bank Branch	2,866	$83,898	March 2013
Brooklyn, NY	Bank Branch	2,592	$118,245	December 2012
Brooklyn, NY	Bank Branch	1,640	$79,433	June 2015
New York, NY	Bank Branch	9,924	$353,315	June 2010 (2)(3)
New York, NY	Bank Branch	3,300	$63,263	November 2016 (2)(3)
Goshen, NY	Bank Branch	10,680	Owned
Harriman, NY	Bank Branch	1,623	Owned
Bloomingburg, NY	Bank Branch	1,530	$22,806	August 2010
Ridgefield, NJ	Bank Branch	6,120	Owned
Teaneck, NJ	Bank Branch	2,200	$44,000	June 2014

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

ITEM 4.  (Reserved)

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Nasdaq Global Market under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ.

Fiscal Year Ended December 31, 2008	High	Low
January 1, 2008 to March 31, 2008	$16.94	$13.52
April 1, 2008 to June 30, 2008	15.98	12.05
July 1, 2008 to September 30, 2008	14.71	4.71
October 1, 2008 to December 31, 2008	8.99	4.16

Fiscal Year Ended December 31, 2009	High	Low
January 1, 2009 to March 31, 2009	$5.00	$3.30
April 1, 2009 to June 30, 2009	6.00	4.00
July 1, 2009 to September 30, 2009	8.98	4.86
October 1, 2009 to December 31, 2009	7.78	5.23

As of the close of business on June 4, 2010, there were 902 holders of record of the Company's Common Stock.

Dividends

For the fiscal years ended December 31, 2009, 2008 and 2007, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2009, 2008 or 2007.

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

On March 31, 2009, the Company announced that it would temporarily suspend its previously announced Common Stock dividend policy and not declare or pay a semi-annual dividend in April 2009.  Subsequently, the Board of Directors deemed it appropriate to continue the suspension and did not declare or pay a cash dividend in October 2009.

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

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. From 1990 through December 31, 2006, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal years 2007, 2008 and 2009 we did not purchase any shares, and at December 31, 2009 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6.  Selected Financial Data

Not Applicable

ITEM 7.  Managements' Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2009, 2008 and 2007.  All references to earnings (loss) per share, unless stated otherwise, refer to loss per basic shares for the 2009 and 2008 fiscal years, and earnings per diluted shares for the 2007 fiscal year.  The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein).  Reference is also made to Part I, Item 1 "Business" herein.

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

Series A Preferred Shares

On October 31, 2008, the Company sold an aggregate of 60,000 Series A Preferred Shares at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  No Series A Preferred Shares have been redeemed to date. So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock. (See Note A of Notes to Consolidated Financial Statements for further discussion of Series A Preferred Shares).

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general practices within the financial services industry.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting estimates.  The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses.  Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience.  The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. See further discussion of the allowance for loan losses in "Provision for Loan Losses."

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other", the Company discontinued the amortization of goodwill resulting from acquisitions.  Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting units exceed the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the carrying value.  As of December 31, 2009, the goodwill was evaluated for impairment with no recognition of impairment considered necessary.  The fair value of the reporting unit was substantially greater than the carrying value. However, there can be no guarantees that impairment will not be recognized in future periods.

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

The Company evaluates unrealized losses on securities to determine if any reduction in the fair value is other than temporary.  This amount will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances of the issuer of the security, and the Company's intent and ability to hold impaired investments at the time the valuation is made.  If management determines that an impairment in the investment's value is other than temporary, earnings would be charged.

The Company is required to disclose the estimated fair value of its assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments.  The Company values those financial assets and financial liabilities in accordance with ASC Topic 820 "Fair Value Measurements and Disclosures."  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.

Financial assets and financial liabilities reported at fair value are required to be measured based on the following alternatives: (1) quoted prices in active markets for identical financial instruments (level 1), (2) significant other observable inputs (level 2), or (3) significant unobservable inputs (level 3).  Judgement is required in selecting the appropriate level to be used to determine fair value.  The majority of the investments classified as Available for Sale, were measured using level 2 inputs, which requires judgement to determine the fair value.  The auction rate securities held in the investment portfolio, were measured using level 3 inputs due to the inactive market for these securities.

Discussion of Financial Condition and Results of Operations

Overview

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.  Net loss allocated to common stockholders for the fiscal year ended December 31, 2009 was $7.0 million, or $1.00 per common share, compared to a net loss allocated to common stockholders of $79.9 million, or $11.45 per common share for the fiscal year ended December 31, 2008.  Net loans decreased by approximately 8%. Investment securities increased by approximately 20% and total assets decreased by approximately 4%.

	As of and for the Fiscal Year Ended December 31,
	2009	2008	% Inc/(Dec)
	(In millions, except per share data and percentages and bank branch information)

Total Assets	$909.3	$943.7	(4)%
Loans, net	418.9	457.5	(8)%
Investment Securities	357.8	297.9	20%
Total Liabilities	824.0	877.8	(6)%
Deposits	713.4	726.1	(2)%
Borrowings	103.7	127.5	(19)%
Stockholders' Equity	85.2	66.0	29%

Total Income	46.1	60.3	(24)%
Interest Income	45.9	59.6	(23)%
Total Expense	61.6	146.0	(58)%
Interest Expense	17.1	30.5	(44)%
Net Interest Income	28.8	29.1	(1)%
Net (Loss)	(7.0)	(79.9)	(91)%
(Loss) Per Common Share	(1.00)	(11.45)	(91)%
Bank Branches	13	12	-

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.  Net loss allocated to common stockholders for the fiscal year ended December 31, 2008 was $79.9 million, or $11.45 per common share, compared to net income of $5.4 million, or $.76 per diluted common share, for the fiscal year ended December 31, 2007.  Net loans increased by approximately 6%. Investment securities and total assets decreased by approximately 50% and 16%, respectively.

	As of and for the Fiscal Year Ended December 31,
	2008	2007	% Inc/(Dec)
	(In millions, except per share data and percentages and bank branch information)

Total Income	60.3	60.2	0%
Interest Income	59.6	58.5	2%
Total Expense	146.0	52.5	178%
Interest Expense	30.5	37.8	(19)%
Net Interest Income	29.1	20.7	41%
Net Income (Loss)	(79.9)	5.4	(1,580)%
Diluted Income (Loss) Per Share	(11.45)	.76	(1,607)%
Bank Branches	12	12	-

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

	Twelve Months Ended December 31, 2009			Twelve Months Ended December 31, 2008			Twelve Months Ended December 31, 2007
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)	$448,394	$29,777	6.63%	$461,678	$32,754	7.09%	$389,520	$29,804	7.65%
Investment securities	312,966	15,506	4.95	464,927	25,456	5.48	558,742	27,178	4.86
Other (2)(5)	61,496	639	1.04	54,157	1,380	2.55	31,678	1,553	4.90
Total interest-earning assets	822,856	45,922	5.58	980,762	59,590	6.08	979,940	58,535	5.97
Noninterest-earning assets	58,828			55,244			46,070
Total Assets	$881,684			$1,036,006			$1,026,010

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	204,629	2,316	1.13	287,772	7,645	2.66	291,049	10,338	3.55
Time deposits	426,892	9,921	2.32	456,803	17,323	3.79	449,754	21,745	4.83
Other borrowings	115,869	4,866	4.20	127,343	5,555	4.36	103,112	5,710	5.54
Total interest-bearing liabilities	747,390	17,103	2.29	871,918	30,523	3.50	843,915	37,793	4.48

Demand deposits	56,544			54,452			50,647
Noninterest-bearing liabilities	8,701			9,077			12,285
Stockholders' equity (5)	69,049			100,559			119,163

Total liabilities and stockholders' equity	$881,684			$1,036,006			$1,026,010

Net interest income		$28,819			$29,067			$20,742

Interest-rate spread (3)			3.29%			2.58%			1.49%

Net interest margin (4)			3.50%			2.96%			2.12%

Ratio of average interest-earning assets to average interest bearing liabilities	1.10			1.12			1.16

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

	Twelve Months Ended December 31, 2009 Versus Twelve Months Ended December 31, 2008 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(2,124)	$(853)	$(2,977)
Investment securities	(2,464)	(7,486)	(9,950)
Other	(818)	77	(741)
Total	(5,406)	(8,262)	(13,668)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(4,403)	(926)	(5,329)
Time deposits	(6,715)	(687)	(7,402)
Other borrowings	(204)	(485)	(689)
Total	(11,322)	(2,098)	(13,420)

Net interest income	$5,916	$(6,164)	$(248)

	Twelve Months Ended December 31, 2008 Versus Twelve Months Ended December 31, 2007 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(2,181)	$5,131	$2,950
Investment securities	3,464	(5,186)	(1,722)
Other	(744)	571	(173)
Total	539	516	1,055

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(2,590)	(103)	(2,693)
Time deposits	(4,677)	255	(4,422)
Other borrowings	(1,217)	1,062	(155)
Total	(8,484)	1,214	(7,270)

Net interest income	$9,023	$(698)	$8,325

Provision for Loan Losses.

The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, management makes significant estimates which involve a high degree of judgment, subjectivity of the assumptions utilized, and potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with U.S. GAAP, principally FASB ASC 450, "Contingencies", ("ASC 450") and FASB ASC 310, "Receivables", ("ASC 310").  Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

A loan is considered nonperforming when it becomes delinquent ninety days or when other adverse factors become known to us.  We generally order updated appraisals from independent third party licensed appraisers at the time the loan is identified as nonperforming.  Depending upon the property type, we receive appraisals within thirty to ninety days from the date the appraisals are ordered.  Upon receipt of the appraisal, which is discounted by us to take account of estimated selling and other holding costs, we compare the adjusted appraisal amount to the carrying amount of the real estate dependent loan and record any impairment through the allowance for loan loss at that time.

As the majority of our real estate dependent loans are concentrated in the New York City metropolitan area, we do not make adjustments to the appraisals for this concentration.  We do not increase the appraised value of any property.  Any adjustments we make to the appraisals are to decrease the appraised value due to selling and other holding costs.

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

Results of Operations Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Net Loss Allocated to Common Stockholders.  Net loss allocated to common stockholders for the fiscal year ended December 31, 2009 was $7.0 million, or $1.00 per common share, as compared to a net loss of $79.9 million, or $11.45 per common share, for the fiscal year ended December 31, 2008.  The net loss allocated to common stockholders in fiscal 2009 was primarily due to the other than temporary impairment ("OTTI") charges on securities of $17.4 million, or $2.47 per common share, and dividends on our Series A Preferred Stock of $4.8 million, or $.68 per common share, partially offset by the benefit for income taxes of $13.2 million, or, $1.87 per common share.

The net loss in fiscal 2008 was primarily due to the OTTI charges on securities of $94.3 million or $13.37 per common share.  The OTTI charge was due to our investment, directly and indirectly through auction rate securities, in preferred shares of Fannie Mae and Freddie Mac. These government sponsored agencies were placed into conservatorship by the federal government in September 2008 resulting in, among other things, the suspension of dividend payments.

In January 2009, the Bank filed an arbitration proceeding with the Financial Industry Regulatory Authority against the issuing financial institution of the auction rate securities in our investment portfolio. The outcome of the arbitration process, postponed from a scheduled date in March 2010 and rescheduled for the fall of 2010 and the amount we may recover, if any, is uncertain at this time.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Interest Income. Total interest income for the fiscal year ended December 31, 2009 decreased by $13.7 million to $45.9 million from $59.6 million for the fiscal year ended December 31, 2008.  The decrease in total interest income in fiscal 2009 was primarily due to the $157.9 million decrease in the average amounts of interest-earning assets to $822.9 million from $980.8 million during fiscal 2008 and the 50 basis point decrease in the average yields earned on such assets to 5.58% from 6.08% during fiscal years 2009 and 2008, respectively.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2009		Fiscal 2008
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)

Loans	$29,777	64.84%	$32,754	54.96%
Investment Securities	15,506	33.77	25,456	42.72
Other	639	1.39	1,380	2.32
Total Interest Income	$45,922	100.00%	$59,590	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 54.49% of total average interest-earning assets during fiscal 2009 from 47.07% of total interest-earning assets during fiscal 2008. The average amounts of investment securities decreased to 38.03% of total average interest-earning assets during fiscal 2009 from 47.40% of total interest-earning assets during fiscal 2008.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At December 31, 2009, our portfolio of investment securities included approximately $78.9 million at cost of auction rate securities and approximately $26.5 million at cost of corporate notes, including single issuer and pooled trust preferred securities, for which an OTTI charge has not been recorded in our financial statements.  The fair value of these securities, presently $66.9 million and $18.9 million, respectively, could be negatively impacted in the future.  Were this to occur, we may be required to reflect a write down of certain of our securities in future periods as a charge to earnings if any of these securities are deemed to be other than temporarily impaired.  Such impairment charge could be material to our results of operations.

As required by FASB ASC 320, "Investments-Debt and Equity Securities", securities are classified into three categories: trading, held-to-maturity and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholders' equity.  The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future.  The Company generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises.  The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2009 or 2008.

The following table presents the composition of interest-earning assets for the indicated periods:

	Fiscal 2009		Fiscal 2008
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Loans	$448,394	54.50%	$461,678	47.08%
Investment Securities	312,966	38.03	464,927	47.40
Other	61,496	7.47	54,157	5.52
Total Interest-Earning Assets	$822,856	100.00%	$980,762	100.00%

Interest Expense.  Total interest expense for the fiscal year ended December 31, 2009 deceased by $13.4 million to $17.1 million from $30.5 million for the fiscal year ended December 31, 2008. The decrease in total interest expense was due to the $124.5 million decrease in the average amounts of interest-bearing liabilities to $747.4 million during fiscal 2009 from $871.9 million during fiscal 2008 and the 121 basis point decrease in the average rates paid on such liabilities to 2.29% from 3.50% during fiscal years 2009 and 2008, respectively.

The following table presents the composition of interest expense for the indicated periods:

	Fiscal 2009		Fiscal 2008
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$2,316	13.54%	$7,645	25.05%
Time Deposits	9,921	58.01	17,323	56.75
Other Borrowings	4,866	28.45	5,555	18.20
Total Interest Expense	$17,103	100.00%	$30,523	100.00%

The following table presents the composition of interest-bearing liabilities for the indicated periods:

	Fiscal 2009		Fiscal 2008
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$204,629	27.38%	$287,772	33.00%
Time Deposits	426,892	57.12	456,803	52.40
Other Borrowings	115,869	15.50	127,343	14.60
Total Interest-Bearing Liabilities	$747,390	100.00%	$871,918	100.00%

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

For the fiscal year ended December 31, 2009, net interest income decreased by approximately $250,000 to $28.8 million from $29.1 million for the fiscal year ended December 31, 2008.  The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $822.9 million during fiscal year 2009 from $980.8 million during fiscal year 2008 and the decrease in the average yields earned on such assets to 5.58% from 6.08% during fiscal years 2009 and 2008, respectively.  The decrease in net interest income was substantially offset by the decrease in the average amounts of interest-bearing liabilities to $747.4 million during fiscal year 2009 from $871.9 million during fiscal year 2008 and the decrease in the average rates paid on such liabilities to 2.29% from 3.50% during fiscal years 2009 and 2008, respectively.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 71 basis points to 3.29% during fiscal 2009 from 2.58% during fiscal 2008.

Net Interest Margin.  Net interest margin, or net interest income as a percentage of average interest-earning assets, increased by 54 basis points to 3.50% during fiscal 2009 from 2.96% during fiscal 2008.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.  The increase in net interest margin during fiscal 2009 was primarily due to the increase in the average amounts of higher yielding loans as a percentage of our total mix of interest-earning assets.

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2009, total non-interest income decreased by $561,000 to $197,000 from $758,000 for the fiscal year ended December 31, 2008.

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2009		Fiscal 2008
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)

Service Charges on Deposits	$490	248.73%	$585	77.18%
Investment Securities Losses	(860)	(436.55)	(685)	(90.37)
Other	567	287.82	858	113.19
Total Non-Interest Income	$197	100.00%	$758	100.00%

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, other operating expenses associated with the day-to-day operations of the Company and OTTI charges on investment securities. Total non-interest expense for the fiscal years ended December 31, 2009 and 2008 was $35.2 million and $110.6 million, respectively, including OTTI charges on investment securities of $17.4 million and $94.3 million, respectively.  Excluding the OTTI charges, total non-interest expense during fiscal 2009 increased by $1.4 million to $17.7 million from $16.3 million during fiscal 2008. This increase was primarily due to the increase of $846,000 in our FDIC assessment and expenses related to the opening of a new bank branch.

The following table presents the composition of non-interest expense for the indicated period.

	Fiscal 2009		Fiscal 2008
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)

Salaries and Employee Benefits	$9,517	27.06%	$9,366	8.46%
Net Occupancy Expense	2,150	6.11	2,079	1.88
Equipment Expense	378	1.07	386	0.35
FDIC Assessment	1,928	5.48	1,082	0.98
Data Processing Expense	452	1.29	442	0.40
Other than temporary impairment charges on securities	17,435	49.58	94,346	85.29
Other	3,311	9.41	2,915	2.64
Total Non-Interest Expense	$35,171	100.00%	$110,616	100.00%

Provision for Income Tax. For the fiscal year ended December 31, 2009, the Company recorded a benefit for income taxes of $13.2 million compared to a benefit for income taxes of $5.8 million for the fiscal year ended December 31, 2008.  The tax benefit in fiscal 2009 includes the benefit from the actual losses realized on sales of investment securities.

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

Results of Operations Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2008 was $79.9 million, or $11.45 per share, as compared to net income of $5.4 million, or $.76 per share, for the fiscal year ended December 31, 2007.  The net loss in fiscal 2008 was primarily due to the other than temporary impairment charges on securities of $94.3 million or $13.37 per share.  The other than temporary impairment charge was due to our investment, directly and indirectly through auction rate securities, in preferred shares of Fannie Mae and Freddie Mac. These government sponsored agencies were placed into conservatorship by the federal government in September 2008 resulting in, among other things, the suspension of dividend payments on our common stock.

Interest Income. Total interest income for the fiscal year ended December 31, 2008 increased by $1.1 million to $59.6 million from $58.5 million for the fiscal year ended December 31, 2007.  The increase in interest income in fiscal 2008 was primarily due to the increase in the average amount of higher yielding loans and the decrease in lower yielding investment securities as a percentage of our total interest-earning assets.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)

Loans	$32,754	54.96%	$29,804	50.92%
Investment Securities	25,456	42.72	27,178	46.43
Other	1,380	2.32	1,553	2.65
Total Interest Income	$59,590	100.00%	$58,535	100.00%

Loans grew to 54.96% of our total average interest-earning assets in fiscal 2008 from 50.92% in fiscal 2007. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our long-term strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

The following table presents the composition of interest-earning assets for the indicated periods:

	Fiscal 2008		Fiscal 2007
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Loans	$461,678	47.08%	$389,520	39.75%
Investment Securities	464,927	47.40	558,742	57.02
Other	54,157	5.52	31,678	3.23
Total Interest-Earning Assets	$980,762	100.00%	$979,940	100.00%

Interest Expense.  Total interest expense for the fiscal year ended December 31, 2008 decreased by $7.3 million to $30.5 million from $37.8 million for the fiscal year ended December 31, 2007. The decrease in interest expense was due to the decrease in the average rates paid on such liabilities, 3.50% and 4.48% in fiscal years 2008 and 2007, respectively, partially offset by the $28.0 million increase in the average amount of total interest-bearing liabilities during fiscal year 2008.

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

For the fiscal year ended December 31, 2008, net interest income increased by approximately $8.3 million to $29.1 million from $20.7 million for the fiscal year ended December 31, 2007.  The year over year increase in net interest income was the result of the 98 basis point decrease in the average rates paid on the average amount of total interest-bearing liabilities and the 11 basis point increase in the average yields earned on the average amount of total interest-earning assets.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, widened by 109 basis points to 2.58% during fiscal 2008 from 1.49% during fiscal 2007.

Net Interest Margin.  Net interest margin, or net interest income as a percentage of average interest-earning assets, increased by 84 basis points to 2.96% during fiscal 2008 from 2.12% during fiscal 2007.  We seek to secure and retain customer deposits with competitive products and rates, and to make strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed rate and adjustable rate loans, investment securities and short-term interest-earning assets which provided an aggregate average yield of 6.08% and 5.97% in fiscal 2008 and 2007, respectively.

The average amount of loans increased by $72.2 million to $461.7 million during fiscal 2008 from $389.5 million during fiscal 2007, though the average yield on such loans decreased by 56 basis points to 7.09% in fiscal 2008 from 7.65% in fiscal 2007. The average amount of investment securities decreased by $93.8 million to $464.9 million in fiscal 2008 from $558.7 million in fiscal 2007 and the average yield on investment securities improved by 62 basis points, to 5.48% in 2008 from 4.86% in 2007. The average amount of other interest-earning assets, primarily cash and short-term investments, increased by $22.5 million to $54.2 million in 2008 from $31.7 million in 2007 and returned an average yield of 2.55% and 4.90% during the fiscal years ended December 31, 2008 and 2007, respectively.

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

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the fiscal year ended December 31, 2008, including the other than temporary impairment charges on securities of $94.3 million, increased by $96.3 million to $110.6 million from $14.3 million for the fiscal year ended December 31, 2007.  Excluding the other than temporary impairment charges, total non-interest expense for fiscal 2008 increased by $2.0 million to $16.3 million. This increase was primarily due to the increase of approximately $1.0 million in our FDIC assessment.

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

Provision for Income Tax.  For the fiscal year ended December 31, 2008, the Company recorded an income tax benefit of $5.8 million as compared to income tax expense of $2.4 million for the fiscal year ended December 31, 2007. The tax benefit recorded in fiscal 2008 relates to the other than temporary impairment charge on securities, including (i) a Lehman Brothers corporate note, (ii) direct investments in Fannie Mae and Freddie Mac securities, and (iii) indirect investments in Fannie Mae and Freddie Mac securities through our investments in certain auction rate securities and is a carryback claim.  The Emergency Economic Stabilization Act of 2008 (the "EESA"), enacted on October 3, 2008, provides for, among other things, the characterization of the losses on direct and indirect investments in Fannie Mae and Freddie Mac securities as ordinary losses which may be used to offset income taxes on ordinary income.

Investment Activities

General.  The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk.  The Bank does not, as a rule, invest in equity securities, however, the Company does invest in some equity securities. The largest component of the Bank's investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including Freddie Mac, Fannie Mae or the Government National Mortgage Association ("Ginnie Mae").  The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies.  The Bank maintains a portfolio of high-yield corporate debt securities.  Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

The following is a summary of held to maturity investment securities:

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$340	$—	$(3)	$337

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$360	$3	$(1)	$362

The following is a summary of available-for-sale investment securities:

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$91,429	$72	$(380)	$91,121
Mortgage-backed securities	83,882	1,037	(1,061)	83,858
Corporate notes	51,150	112	(13,138)	38,124
Single Issuer Trust Preferred CDO	3,000	—	(1,794)	1,206
Pooled Trust Preferred CDO	10,000	—	(7,006)	2,994
Municipal securities	1,973	125	(495)	1,603
Auction rate securities	101,110	—	(38,030)	63,080
Marketable equity securities and other	16,708	80	(1,238)	15,550
Totals	$359,252	$1,426	$(63,142)	$297,536
Management uses a multi-factor approach to determine whether each investment security in an unrealized loss position is other-than-temporarily impaired ("OTTI"). An unrealized loss position exists when the current fair value of an investment is less than its amortized cost basis.  The valuation factors utilized by management incorporate the ideas and concepts outlined in relevant accounting guidance. These include such factors as:

*The length of time and the extent to which the market value has been less than cost;

*The financial condition of the issuer of the security as well as the near and long-term prospect for the issuer;

*The rating of the security by a national rating agency;

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities at December 31, 2009 and 2008:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal National Mortgage Association Preferred Shares	$—	$—	$2,223	$728
Federal Home Loan Mortgage Corporation Preferred Shares	1,895	1,895	3,904	704
Preferred Shares of Money Center Banks	65,000	53,767	65,000	32,789
Other Assets of Money Center Banks	10,000	9,280	10,000	8,876
Public Utility Debt and Equity Securities	2,000	2,000	15,000	15,000
Other	-	—	4,983	4,983
Totals	$78,895	$66,942	$101,110	$63,080

The fair value of the auction rate securities is determined by Management using a discounted cash flow analysis and by valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of December 31, 2009, there have been more than two failed auctions for all outstanding auction rate securities.  Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant.  For the public utility debt and equity securities, the security is collateralized by a mutual fund in which the majority of the investments are public utility debt and equity securities.  As this fund, as well as other mutual funds for public utilities, has not been severely impacted by the market dislocation, these funds, and consequently our auction rate securities, have continued to perform.  The final market sector, noted above as "other", is collateralized by long term debt of a seasoned issuer that deals in business machinery.

In determining whether there is an OTTI, Management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through December 31, 2009, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the Federal Home Loan Mortgage Corporation ("Freddie Mac").

In addition to valuing the auction rate securities (ARS) by valuing the collateral, we completed discounted cash flow analyses. In determining the appropriate cash flow analysis for our auction rate securities, the Company reviewed multiple factors and prepared multiple discounted cash flow analyses. The four main factors affecting our cash flow analysis for each ARS were: the expected future interest rate of the ARS, the expected holding period, the expected principal to be received at the end of the holding period, and an assumed discount rate.

In determining the expected future interest rate, we used the current ARS rate at December 31, 2009 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and we believe that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, we believe that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, we ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as we believe five years from December 31, 2009 would be the earliest that the ARS market may resume the normal auction process.

The expected principal that we would receive in the discounted cash flow analysis was based upon two scenarios. These scenarios included receiving par at the maturity date and at the five-year assumed recovery date and receiving the market value of the underlying preferred shares at the maturity date and at the five-year assumed recovery date. Under the terms of the ARS agreements, we would receive the assets of the Trust at the trust dissolution date which would constitute a conversion to the underlying preferred shares.

Finally, in determining the discount rate, we reviewed numerous industry rates and determined a separate discount rate for each ARS as follows:  We obtained the 10 year credit default swap spread for each of the underlying issuers (we believed that this was the most readily available information that would most closely represent an equivalent yield).  We then adjusted this rate by 50 - 100 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from 16.5 years to 25 years).  We then added the 15-year swap rate at December 31, 2009, and finally added 50 or 100 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (50 basis points for securities above investment grade and 100 basis points for securities slightly below investment grade). The final discount rates ranged from 4.4% - 6.9%.

For the Freddie Mac securities that we are holding as of December 31, 2009, we did not perform a discounted cash flow analysis. These securities are no longer paying interest so a discounted cash flow analysis would show a value far less than what would be an appropriate fair value.  We believe that for these securities an analysis of the underlying value of the preferred shares is the best way to value these securities.

Based on these analyses, the discounted cash flows ranged from a total of approximately $62.5 million to $73.3 million. We believe that of these scenarios, the most likely scenario as of December 31, 2009 is that we will hold these securities to the maturity based on the high interest rates and will receive par.  However, we also verified the reasonableness of the value by analyzing receipt of the fair value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $65.6 million as compared to $62.5 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $67 million. As our current fair value falls within the range of the discounted cash flows analyses performed and higher than the most likely scenarios, we believe that our current fair value is an appropriate representation of what a willing market participant would pay for these securities and is an accurate estimate of our ARS fair value at December 31, 2009.

Based upon our methodology for determining the fair value of the auction rate securities, we recorded an OTTI charge totaling $2.0 million related to the Freddie Mac auction rate securities for the year ended December 31, 2009.  We concluded that, as of December 31, 2009, the unrealized loss for the remainder of the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.
At December 31, 2009, we had six auction rate securities totaling $25.9 million which were below investment grade.  At December 31, 2008, we had four auction rate securities totaling $6.1 million which were below investment grade.

During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized.  During the year ended December 31, 2009, $2.2 million of Federal National Mortgage Association (Fannie Mae) auction rate securities were converted into the underlying preferred shares and simultaneously sold recognizing a loss totaling $1.4 million in addition to the OTTI charge recognized in 2008.

For the year ended December 31, 2008, we valued the auction rate securities by valuing the underlying collateral.  During the year ended December 31, 2008, the Federal government placed Fannie Mae and Freddie Mac into receivership and suspended dividend payments.  As a result of placing Fannie Mae and Freddie Mac into receivership, we considered the auction rate securities collateralized by these quasi-government agencies as impaired and recognized a credit related impairment charge totaling $80.2 million.  The OTTI charge was calculated based upon the fair market value of the underlying preferred shares.  We concluded that any further decline in the market value as of December 31, 2008 was caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets.

At both December 31, 2009 and 2008, we had a trust preferred security issued by a non-registrant regional bank with an amortized cost of $1.0 million (after OTTI charges) and $2.9 million, respectively, and a fair value of $1.0 million and $1.2 million, respectively.  There are no tranches associated with this security. When this asset was acquired it was an investment grade security but has subsequently deteriorated to a non-rated security.  The issuer of this security is experiencing deterioration of its loan portfolio and net losses, but appears to be prepared to rectify these adverse conditions as the controlling family recently contributed an amount to ensure this institution remains well capitalized.  This security has not defaulted nor deferred any interest payments as all interest has been paid as contractually stipulated.  Based on an evaluation of the OTTI factors (as fully described above) during the year ended December 31, 2009, the Company recorded a credit related OTTI charge of $1.9 million.  The OTTI charge was determined using a price quote from an independent broker (Level 2) as compared to the amortized cost as of December 31, 2009.

At both December 31, 2009 and 2008, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges) and $10.0 million, respectively, and a fair value of $150,000 and $3.0 million, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both December 31, 2009 and 2008.  During the year ended December 31, 2009, we recognized a credit related impairment charge totaling $3.5 million to reduce the amortized cost to $6.5 million.  For the period ended September 30, 2009, an independent third party analyzed the collateral waterfall.  Based upon this analysis, the Company recognized an impairment charge of $3.0 million.  At December 31, 2009, we obtained discounted cash flow scenarios from independent third parties. We used the most conservative result in order to value our TPCDO, which we believe also reflects the most likely expected cash flow.  The factors used to value the TPCDO were a discount rate of 1.9%, a prepayment speed of 0.00%, and default ratios based upon the Texas ratios as noted.

Historically, there have been no prepayments on this security but the issuers into the TPCDO can prepay at their discretion after January 2008.  We used prepayment speed range of 0% to 1% in the cash flow analyses.  The cash flow analysis that we utilized in valuing the TPCDO used a 0% prepayment speed for the next two years.  As there have been no prepayments and we continue to expect the underlying issuers in the TPCDO to focus on improving capital and liquidity, we expect prepayments to be minimal on this security.  We factored in a nominal prepayment assumption into our cash flow analysis as the underlying issuers have the right to prepay.

The discount rate used in our analysis was the effective interest rate implicit in the security at the date of acquisition.

For purposes of completing the cash flow analysis, defaults and deferrals are treated in the same manner.  At December 31, 2009, there are five institutions in deferral status which were excluded from the discounted cash flow analysis.  In order to estimate potential defaults and deferrals we segregated the underlying issuers by the Texas ratio.  This ratio is a key indicator of the health of the institution and the likelihood of failure.  The underlying issuers were pooled based upon their Texas ratio as if the underlying issuer had already defaulted.  There was one underlying issuer with a Texas ratio greater than 100% for which it was assumed to default at the next scheduled payment date.  This security was included with the deferred issuers in the cash flow analysis.  The second pool of underlying issuers were those institutions with a Texas ratio of 75.00% to 99.99%.  The rate of deferral for these institutions was 35%.  The third pool of underlying issuers was those institutions that had a Texas ratio between 50.00% and 74.99%.  The rate of deferral for these institutions was 20%.  The 35% and 20% rates were used as they are representative of current industry statistics of bank failures.  The final group of underlying issuers is comprised of those with a Texas ratio of less than 49.99%, and a money center bank with a ratio slightly above 50.00%.  As these banks are considered healthy, we concluded that there is minimal risk of default and assigned a zero default assumption in the cash flow analyses.

Based upon the discounted cash flow analysis, an additional credit related OTTI charge totaling $529,000 was recognized during the quarter ended December 31, 2009, resulting in a total credit related impairment charge of $3.5 million for this security for the year ended December 31, 2009.

The table below reflects the number and amount of single issue debt securities below investment grade and the lowest rating by security type at December 31, 2009 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Single Issuer Corporate Bonds:
Airline #1	$1,597	$1,594	$(3)	Ba2
Airline #2	552	552	—	No rating
Automobile	800	1,506	706	D
Commercial	495	435	(60)	No rating
Student Lender	5,000	3,920	(1,080)	Ba1
Trust Preferred Security	1,021	1,021	—	No rating
Auction Rate Securities:
Federal Home Loan Bank Corporation	1,895	1,895	—	Ca
Money Center Banks	24,000	17,537	(6,463)	Ba3
Pooled Issuers:
TPCDO	6,463	150	(6,313)	No rating

The below investment grade Federal Home Loan Mortgage Corporation auction rate securities are comprised of two securities. The below investment grade auction rate securities collateralized by preferred shares of money center banks consists of four securities, from two original issuers. In the first quarter of 2009, one of the issuers was acquired by the other.

The below investment grade for the student lender was one factor evaluated in determining whether it was appropriate to recognize an OTTI.  We also considered and evaluated analysis prepared by two independent third party analysts and the financial data of the issuer.  The financial factors we evaluated included but are not limited to, net income,  return on assets, increased cash and cash equivalents, increased originations, and the amount of debt included in current liabilities.  We also considered the effects of the student loan overhaul included in the Health Care legislation signed by President Obama in March 2010 which will eliminate the student lender's ability to originate new student loans.  Management believes this security has a fair value below cost due to the weak economic environment, high unemployment, slow salary growth, and high consumer debt which has adversely affected income generation of the borrowers.  As a result, student loans have exhibited increased delinquency and defaults.  The student lender bond the Company owns was purchased in 2004 prior to the current credit crisis and for which the underlying loans are guaranteed by the Federal Government at 98%.  Based upon the entirety of the evidence of the student lender corporate bond outlined above, management concluded that OTTI was not appropriate and that the unrealized loss was due to market factors.

At December 31, 2009, all other single issuer debt securities had a credit rating of investment grade.

During the year ended December 31, 2009, the Company recorded OTTI charges related to four single issuer corporate bonds totaling $9.1 million.  The Company evaluated the length of time and extent the amortized cost exceeded fair value and the credit rating of the issuer.  During 2009, two issuers filed for bankruptcy which resulted in a credit related OTTI charge of $7.2 million.  The Company concluded that the financial deterioration of these two issuers resulted in a credit loss.  The preponderance of the remainder of the loss was due to an airline company bond.  The airline company issuer had not shown improved earnings and operations since a merger in the fourth quarter of 2008.  Since there was no improvement, the Company concluded full receipt of the principal was unlikely and recorded a credit related OTTI.  The amounts of the OTTI charges were determined based upon broker quotes (Level 2).

At December 31, 2009 and 2008, the Company owned preferred and common stock (collectively "equities").  The fair value of the equities was determined by quoted market prices; unrealized loss was determined by comparing the cost of the equity to its fair value.  In order to determine whether OTTI should be recognized, we evaluated the length of time and the extent to which the fair value was below cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the equity security to allow for recovery.  Based upon the length of time these securities were in an unrealized loss position, the amount by which the cost exceeded fair value, and the financial prospects of the issuer, we recorded a $0.8 million OTTI charge during the fiscal year ended December 31, 2009.

The table below details certain information related to the equity securities as of December 31, 2009 (in thousands):

	Industry	Cost	Fair Value	Unrealized Gain (Loss)
Common	Telecommunications	$91	$94	$3
	Airline	862	862	—

Preferred	Airline	61	61	—
	Flooring and other	35	34	(1)
	Mining	27	91	64
	Money Center Banks	2,008	1,984	(24)

The Company has investments in certain debt securities, as noted in the table below, that have unrealized losses or may be otherwise impaired, but OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. In addition, these securities are making payments in accordance with the terms of the instruments.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$30,048	$65	$—	$—	$30,048	$65
U.S. Government Agencies	40,518	748	19,948	45	60,466	793
Mortgage-backed securities	7,932	43	15,661	667	23,593	710
Corporate notes	1,613	13	7,522	2,298	9,135	2,311
Pooled Trust Preferred CDO	—	—	150	6,313	150	6,313
Auction rate securities	—	—	58,047	11,953	58,047	11,953

Subtotal, debt securities	80,111	869	101,328	21,276	181,439	22,145
Marketable equity securities and other	—	—	1,044	26	1,044	26
Total temporarily impaired securities	$80,111	$869	$102,372	$21,302	$182,483	$22,171

The Company had a total of 52 debt securities with a fair market value of $123.4 million which were temporarily impaired at December 31, 2009.  The total unrealized loss on these securities was $10.2 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  The remaining unrealized loss of $12.0 million is on 10 auction rate securities which have declined in value due to auction failures beginning in February 2008.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 6.2% of total assets at December 31, 2009.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 2 equity securities with an aggregate fair market value of $1.0 million which were temporarily impaired at December 31, 2009.  The total unrealized loss on these securities was $26,000.  The preponderance of the unrealized loss for marketable equity securities and other is a $24,000 unrealized loss at December 31, 2009 on one money center bank preferred issue.  As the stock market declined in the first and second quarter of 2009, especially related to the financial sector, the Company's investments decreased in value.  At March 31, 2009, the unrealized loss totaled $348,000.  subsequent to March 31, 2009, the fair value of this security has rebounded to an unrealized position of $24,000 at December 31, 2009.  The issuer of this preferred equity security has raised sufficient capital to repay the Troubled Asset Relief Program ("TARP") funds, continue to pay its dividend, maintain its credit rating and remain well-capitalized.  Based upon these factors, coupled with the increasing stock market prices, especially in the financial sector, the Company does not believe an OTTI charge is warranted at December 31, 2009.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$71,241	$378	$5,072	$2	$76,313	$380
Mortgage-backed securities	6,135	58	21,769	1,003	27,904	1,061
Corporate notes	14,480	3,407	4,100	9,731	18,580	13,138
Single Issuer Trust Preferred CDO	—	—	1,149	1,794	1,149	1,794
Pooled Trust Preferred CDO	—	—	2,981	7,006	2,981	7,006
Municipal securities	—	—	1,478	495	1,478	495
Auction rate securities	38,098	38,030	—	—	38,098	38,030

Subtotal, debt securities	129,954	41,873	36,549	20,031	166,503	61,904
Marketable equity securities and other	1,681	332	900	906	2,581	1,238
Total temporarily impaired securities	$131,635	$42,205	$37,449	$20,937	$169,084	$63,142

The Company had a total of 63 debt securities with an aggregate fair market value of $128.4 million which were temporarily impaired at December 31, 2008. The total unrealized loss on these securities was $23.9 million, which is attributable to market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets which have decreased the market value of these securities.  The remaining unrealized loss of $38.0 million is on 14 auction rate securities which have declined in value due to auction failures beginning in February 2008.  We have the intent to hold these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents to total assets of approximately 10.85% of total assets at December 31, 2008.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 10 equity securities with an aggregate fair market value of $2.6 million which were temporarily impaired at December 31, 2008.  The total unrealized loss on these securities was $1.2 million.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,070	$23,153	$—	$—
Due after one through five years	56,766	56,101	—	—
Due after five through ten years	21,857	21,784	—	—
Due after ten years	188,098	181,807	340	337
Auction rate securities	78,895	66,942	—	—
Marketable equity securities and other	7,648	7,691	—	—
Totals	$376,334	$357,478	$340	$337

Gross gains realized on the sales of investment securities for the years ended December 31, 2009 and 2008 were approximately $553,000 and $313,000, respectively.  Gross losses were approximately $1,413,000 and $998,000 for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, we sold the Fannie Mae auction rate securities and certain corporate notes.  During the year ended December 31, 2008, we sold our preferred shares in Fannie Mae and Freddie Mac, the corporate note for which we took an OTTI charge, U.S. Treasuries, U.S. Agencies and certain corporate notes.

As of December 31, 2009 and 2008, securities sold under agreements to repurchase with a book value of approximately $50.0 million and $59.5 million, respectively, were outstanding.  The book value of the securities pledged for these repurchase agreements was $55.60 million and $69.60 million, respectively. As of December 31, 2009 and 2008, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2009		2008		2007
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$50,236	$50,206	$—	$—	$—	$—
U.S. Government Agencies	76,259	75,525	91,466	91,158	272,789	272,318
Mortgage-backed securities	134,810	136,043	83,845	83,821	53,886	53,057
Corporate notes	19,029	17,729	51,150	38,124	71,147	67,601
Single Issuer Trust Preferred CDO	1,021	1,021	3,000	1,206
Pooled Trust Preferred CDO	6,463	150	10,000	2,994
Municipal securities	1,973	2,171	1,973	1,603	1,973	3,004
Auction rate securities	78,895	66,942	101,110	63,080	184,597	184,597
Marketable equity securities and other	7,648	7,691	16,708	15,550	18,698	18,384
Total	$376,334	$357,478	$359,252	$297,536	$603,090	$598,961

Held-To-Maturity
U.S. Government Agencies	$340	$337	$360	$362	$395	$405

The following tables summarize the Company's available-for-sale and held- to-maturity securities:

	December 31, 2009
	Weighted Average Yield	Cost	Fair Value
	(Dollars in thousands)
Available-For-Sale
U.S. Treasury Notes
Due within one year	1.93%	$20,123	$20,158
Due after one through five years	0.91	30,113	30,048
		50,236	50,206
U.S. Government Agencies Obligations
Due after one year through five years	3.26	9,973	10,028
Due after five years through ten years	4.38	20,567	20,526
Due after ten years	6.02	45,719	44,971
		76,259	75,525
Municipal Obligations
Due after ten years	9.41	1,973	2,171
		1,973	2,171
Mortgage-backed securities
Due after one year through five years	4.43	6,768	6,946
Due after five years through ten years	4.82	654	689
Due after ten years	5.64	127,388	128,408
		134,810	136,043
Corporate Notes (1)
Due within one year	3.38	3,442	3,430
Due after one year through five years	5.70	9,912	9,079
Due after five years through ten years	8.45	1,188	1,122
Due after ten years	8.53	11,971	5,269
		26,513	18,900
Auction rate and other securities
Common Stocks	0.11	953	956
Preferred Stocks	6.77	2,131	2,170
Auction Rate Securities	4.90	78,895	66,942
Money market funds	0.31	2,250	2,250
Federal Home Loan Bank Stock	7.43	2,314	2,315
		86,543	74,633
		$376,334	$357,478

Held-To-Maturity
U.S. Government Agencies Obligations
Due after ten years	6.58	340	337
		$340	$337

(1) Includes Single Issuer Trust Preferred CDO and Pooled Trust Preferred CDO

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2009 or 2008.

Loan Portfolio

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At December 31, 2009, 2008 and 2007, the Company had total loans, net of unearned income of $430.3 million, $466.8 million and $434.8 million, respectively, and an allowance for loan losses of $11.4 million, $9.2 million and $4.2 million, respectively.  From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At December 31, 2009 and 2008, approximately $50.7 million and $68.4 million, respectively, or 11.7% and 14.6%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At December 31, 2009 and 2008, approximately $129.9 million and $140.2 million, respectively, or 30.1% and 30.0%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At December 31, 2009 and 2008, approximately 14% and 13%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86% and 87%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

The Bank's residential loan underwriting criteria are generally comparable to those required by Fannie Mae and other major secondary market loan purchasers. Generally, ARM credit risks are somewhat greater than fixed-rate loans primarily because, as interest rates rise, the borrowers' payments rise, increasing the potential for default. The Bank's teaser rate ARMs (ARMs with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments) were underwritten based on the payment due at the fully-indexed rate.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At December 31, 2009 and 2008, the Company's loan portfolio was comprised of $250.8 million and $259.3 million, respectively, or 58.2% and 55.4%, respectively, of other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At December 31, 2009, the Bank was generally not permitted to make loans to one borrower in excess of approximately $13.5 million, with an additional amount of approximately $9.0 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $13.5 million.  At December 31, 2009, the Bank was in compliance with these standards.

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

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated. (dollars in thousands):

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and professional loans	$50,672	11.7%	$68,418	14.6%	$76,132	17.4%	$63,331	17.0%	$33,370	10.8%
Secured by real estate
1 - 4 family	129,925	30.1	140,150	30.0	142,140	32.6	139,611	37.5	139,931	45.1
Multi family	7,432	1.7	4,031	0.9	3,506	0.8	4,013	1.1	2,874	0.9
Non-residential (commercial)	242,927	56.4	254,831	54.4	212,850	48.8	160,417	43.1	132,142	42.6
Consumer	396	0.1	460	0.1	1,691	0.4	4,763	1.3	2,018	0.6

Total loans	431,352	100.0%	467,890	100.0%	436,319	100.0%	372,135	100.0%	310,335	100.0%

Less: Allowance for loan losses	(11,416)		(9,204)		(4,183)		(3,771)		(3,266)
Unearned fees	(1,003)		(1,137)		(1,534)		(1,212)		(1,105)
Loans, net	$418,933		$457,549		$430,602		$367,152		$305,964

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information.  The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $0 and $99,000 at December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonaccrual loans:
Commercial and professional loans	$1,700	$—	$—	$—	$—
Consumer	—	—	—	—	3
Secured by real estate	12,210	130	153	201	253
Total nonaccrual loans	13,910	130	153	201	256
Accruing loans delinquent 90 days or more	—	99	314	—	74
Total nonperforming loans	$13,910	$229	$467	$201	$330
Total nonperforming loans to total assets	1.54%	.02%	.04%	.02%	.03%

The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated. (dollars in thousands):

	December 31, 2009
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$1,774	15.5%	11.7%
Secured by real estate
1 - 4 family	651	5.7	30.1
Multi family	30	0.3	1.7
Non-residential	8,194	71.7	56.4
Consumer and other	7	0.1	0.1
General allowance (1)	760	6.7
Total allowance for loan losses	$11,416	100.0%	100.0%

(1)The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2008
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$898	9.7%	14.6%
Secured by real estate
1 - 4 family	696	7.6	30.0
Multi family	19	0.2	0.9
Non-residential	7,512	81.6	54.4
Consumer and other	4	0.1	0.1
General allowance (1)	75	0.8
Total allowance for loan losses	$9,204	100.0%	100.0%

(1)The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2007
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$929	22.2%	17.4%
Secured by real estate
1 - 4 family	591	14.2	32.6
Multi family	43	1.0	0.8
Non-residential	2,597	62.1	48.8
Consumer and other	21	0.5	0.4
General allowance (1)	3	0.0
Total allowance for loan losses	$4,183	100.0%	100.0%

(1)The allowance for loan losses is allocated to specific loans as necessary.

The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

	December 31, 2009
	Within 1 Year	1 to 5 Years	After 5 Years	Total
	(In thousands)
Fixed Rate
Commercial and professional	$7,904	$18,561	$893	$27,358
Non-residential	25,556	7,100	47,303	79,959

Total fixed rate	$33,460	$25,661	$48,196	$107,317

Adjustable Rate
Commercial and professional	13,215	7,028	3,071	23,314
Non-residential	61,280	23,624	78,064	162,968

Total adjustable rate	$74,495	$30,652	$81,135	$186,282
Total	$107,955	$56,313	$129,331	$293,599

Demand loans, loans with no stated maturity, are included in the table above in the Within One Year category.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Average loans outstanding	$448,394	$461,678	$389,520	$327,210	$287,178
Allowance at beginning of period	9,204	4,183	3,771	3,266	2,927
Charge-offs:
Commercial and other loans	1,169	1	—	42	26
Real estate loans	6,025	—	—	—	—
Total loans charged-off	7,194	1	—	42	26
Recoveries:
Commercial and other loans	106	118	57	137	185
Real estate loans	—	—	—	—	—
Total loans recovered	106	118	57	137	185
Net recoveries (charge-offs)	(7,088)	117	57	95	159
Provision for loan losses charged to operating expenses	9,300	4,904	355	410	180

Allowance at end of period	$11,416	$9,204	$4,183	$3,771	$3,266
Ratio of net recoveries (charge-offs) to average loans outstanding	(1.58)%	.03%	.01%	.03%	.06%
Allowance as a percent of total loans	2.65%	1.97%	0.96%	1.01%	1.05%
Total loans at end of period	$431,352	$467,890	$436,319	$372,135	$310,335

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

The following table summarizes the composition of the average balances of major deposit categories:

	December 31,
	2009		2008		2007
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$56,544	—	$54,452	—	$50,647	—
NOW and money market	23,900	0.31%	39,849	1.58%	29,984	0.76%
Savings deposits	180,729	1.24	247,923	2.84	261,065	3.83
Time deposits	426,892	2.32	456,803	3.79	449,754	4.83
Total deposits	$688,065	1.78%	$799,027	3.13%	$791,450	4.04%

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $191.32 million and $213.58 million at December 31, 2009 and 2008, respectively.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
3 months or less	$51,133	$121,288
Over 3 months but within 6 months	60,658	69,751
Over 6 months but within 12 months	35,452	19,920
Over 12 months	44,078	2,619
Total	$191,321	$213,578

It has been the Bank's experience that the majority of these certificates will renew.

Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$59,504	$76,842
Average during the year	$56,436	$61,162	$40,049
Maximum month-end balance	$57,000	$72,324	$76,842
Weighted average rate during the year	4.08%	3.83%	4.93%
Rate at December 31	4.02%	3.76%	4.65%

Capital Resources and Liquidity

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $284 million is available from the Federal Reserve Bank and the FHLBNY.

The current uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the intent to hold these available for sale securities to maturity, and do not believe we will be required to sell these securities prior to maturity.

Approximately $18.0 million principal amount of auction rate securities that came due during the twelve months ended December 31, 2009 were redeemed.

At December 31, 2009, our portfolio of investment securities included approximately $26.5 million, at cost, of corporate notes, including single issuer and pooled trust preferred securities, for which an OTTI charge has not been recorded in our financial statements. Due primarily to market liquidity issues, the fair value of these securities, presently $18.9 million, may be negatively impacted in the future.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.  Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company. See "New Accounting Pronouncements - Accounting For Fair Value Measurement" below for further discussion of this policy.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $60.8 million, or 6.7% of total assets at December 31, 2009.  In addition, we have the capacity to borrow up to approximately $195 million from the Federal Reserve Bank and approximately $89 million from the FHLBNY if the need should arise.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  On March 31, 2009, the Company announced that it would temporarily suspend its previously announced policy of paying a regular cash dividend on the Company's common stock.  We are current as to dividend payments on our preferred stock.

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At December 31, 2009, the Company had cash of approximately $6.6 million and investment securities with a fair market value of $5.8 million.

On September 7, 2008, the US Treasury and the FHFA announced a plan to place Fannie Mae and Freddie Mac into conservatorship under the authority of the FHFA, a plan which eliminated dividends on Fannie Mae and Freddie Mac common and preferred stock for the foreseeable future.

As of June 30, 2008, the Bank held auction rate securities with a cost basis of $86.3 million, including securities which were collateralized by Fannie Mae or Freddie Mac preferred shares. The Bank also held preferred shares of Fannie Mae and Freddie Mac with a cost basis of $8.7 million and $6.9 million, respectively, and a corporate note from Lehman Brothers which filed for bankruptcy protection on September 15, 2008.  Due to the U.S. Treasury actions and the bankruptcy of Lehman Brothers, we determined that these securities were other than temporarily impaired and recognized a pre-tax charge totaling $94.3 million, consisting of $80.2 million related to the auction rate securities; $8.1 million related to the Fannie Mae and Freddie Mac preferred shares and $6.1 million charge for the Lehman Brothers corporate note.  The Freddie Mac auction rate securities were further reduced in 2009 through an other-than-temporary impairment charge of approximately $2.0 million.

The OTTI charge related to the Lehman Brothers corporate note was considered an ordinary loss under the current federal tax code.  Therefore, we recognized a deferred tax asset, and related tax benefit, related to this ordinary loss of $6.1 million.  The other than temporary charge related to the Fannie Mae and Freddie Mac preferred shares, both direct investments and through the auction rate securities, were originally considered capital losses under the federal tax code.  As such, we recognized a tax benefit of $760,000 relating to $1.735 million of previously recognized capital gains.  A valuation allowance was recorded on the remaining deferred tax asset.

In October 2008, the U.S. Congress passed EESA which changed the characteristics of direct and indirect ownership of the Fannie Mae and Freddie Mac capital losses to ordinary losses.  In addition to this change in the nature of the losses, the EESA also provided for financial institutions to apply for funds under the Troubled Asset Repurchase Program which provided capital from the US Treasury in the form of Preferred Shares.  We applied to participate in this program, but declined to accept the funds offered in December 2009.

As a result of the previously discussed OTTI charge related to the Fannie Mae and Freddie Mac stock and the Lehman Brothers note, the Bank no longer met the definition of a "well capitalized" institution as of September 30, 2008.  In order to restore our "well capitalized" position, in October 2008, the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors, purchased an aggregate of 60,000 Series A Preferred Shares at $1,000 per share, or $60 million in the aggregate.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100. The transaction was consummated on October 31, 2008.  There were no redemptions of Series A Preferred Shares during the year ended December 31, 2009.  After the sale of the Series A Preferred Stock, we met the definition of "well capitalized" institution.

At December 31, 2009 and 2008, our portfolio of investment securities included approximately $78.9 million and $101 million at cost, respectively, of auction rate securities for which an OTTI charge has not been recorded in our financial statements.

Contingent Liabilities and Commitments

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.  The following table presents the Company's commitments at December 31, 2009.

	Expiration By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Lines of Credit	$7,859	$5,521	$28	$54	$2,256
Standby Letters of Credit	1,117	1,117	00	00	00
Loan Commitments	1,292	1,292	00	00	00

Total	$10,268	$7,930	$28	$54	$2,256

Contractual Obligations

The following table presents the Company's contractual obligations at December 31, 2009.

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings	$31,004	$16,000	$15,004	$—	$—
Operating Leases	4,385	1,284	2,252	623	226
Time Deposits	427,777	343,279	82,259	2,239	—
Total Contractual Obligations	$463,166	$360,563	$99,515	$2,862	$226

Capital

The capital ratios of the Bank and the Company are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators.  See Note O - "Regulatory Matters" to the Consolidated Financial Statements.

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals.  The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at December 31, 2009 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total	Fair Value
Federal funds sold	—				—
(Rate)
Interest bearing deposits in banks	55,376	—	—	—	55,376	55,376
(Rate)	0.43%				0.43%
Loans (1)(2)
Adjustable rate loans	103,268	17,904	60,091	27,660	208,923	204,030
(Rate)	5.09%	6.03%	7.02%	6.58%	5.91%
Fixed rate loans	12,990	20,690	27,852	160,897	222,429	224,936
(Rate)	5.15%	6.74%	7.33%	6.25%	6.35%
Total loans	116,258	38,594.00	87,943	188,557	431,352	419,918
Investments (3)(4)	121,651	22,777	36,656	194,996	376,080	357,815
(Rate)	4.69%	2.42%	1.67%	5.49%	4.67%
Total rate-sensitive assets	293,285	61,371.00	124,599	383,553	862,808
Deposit accounts (5)
Savings and NOW	213,366	—	—	—	213,366	213,366
(Rate)	0.94%				0.94%
Money market	9,431	—	—	—	9,431	9,431
(Rate)	0.43%				0.43%
Time Deposits	115,942	227,336	82,259	2,240	427,777	429,449
(Rate)	1.56%	1.65%	2.27%	1.80%	1.75%
Total deposit accounts	338,739	227,336.00	82,259	2,240	650,574
Repurchase Agreements	—	5,000	45,000	—	50,000	49,842
(Rate)		4.68%	3.89%		3.97%
Other borrowings	2,000	14,000	15,004	22,681	53,685	54,437
(Rate)	5.95%	5.97%	3.85%	2.72%	4.00%

Total rate-sensitive liabilities	340,739	246,336.00	142,263	24,921	754,259

Interest rate caps	40,000			(40,000)
Gap (repricing differences)	(87,454)	(184,965)	(17,664)	398,632	108,549

Cumulative Gap	(87,454)	(272,419)	(290,083)	108,549
Cumulative Gap to Total Rate Sensitive Assets	(10.14)%	(31.57)%	(33.62)%	12.58%
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

New Accounting Pronouncements

Accounting For Derivative Instruments and Hedging Activities

The FASB issued FASB ASC 815, "Derivatives and Hedging", ("ASC 815"), which requires enhanced disclosures about an entity's derivative and hedging activities, including information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The requirements are effective for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption permitted. Adoption of ASC 815 on January 1, 2009 did not have a material impact on the Company's results of operations or financial condition.

Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active

The FASB amended FASB ASC 820, "Fair Value Measurements and Disclosures", ("ASC 820"), which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820.  ASC 820 clarifies the application of ASC 820 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  ASC 820 permits, in determining fair value for a financial asset in a dislocated market, the use of a reporting entity's own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are not available. ASC 820 was effective upon issuance. Adoption of ASC 820 did not have a material impact on the Company's results of operations or financial condition.

Employer's Disclosures about Postretirement Benefit Plan Assets

The FASB issued FASB ASC 715, "Compensation-Retirement Benefits", ("ASC 715"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715 clarifies that the objectives of the disclosures about plan assets in an employer's defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  ASC 715 also expands the disclosures related to these objectives.  The disclosures about plan assets required by ASC 715 are effective for fiscal years ending after December 15, 2009, or January 1, 2010 as to the Company. Upon initial application, the provisions of ASC 715 are not required for earlier periods that are presented for comparative purposes, although application of the provisions of ASC 715 to prior periods is permitted. Early adoption is not permitted. Adoption of ASC 715 is not expected to have a material impact on the Company's results of operations or financial condition.

FASB ASC 325, Investments-Other

The FASB amended ASC 325, "Investments-Other", to align the impairment guidance with that in FASB ASC 320, Investments-Debt and Equity Securities, and related implementation guidance. ASC 325 was effective for reporting periods ending after December 15, 2008, and is applied prospectively. Adoption of ASC 325 on January 1, 2009 did not have a material impact on the Company's results of operations or financial condition.

Recognition and Presentation of Other-Than-Temporary Impairments

The FASB issued FASB ASC 320, "Investments-Debt and Equity Securities", ("ASC 320"), to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. ASC 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

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

The Company adopted ASC 320 effective April 1, 2009. The adoption did not have a material impact on the Company's financial condition and results of operations.  The additional disclosures related to ASC 320 are included in Note C - Investment Securities in the Consolidated Financial Statements.

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

The Company adopted ASC 820 effective April 1, 2009. The adoption did not have a material impact on the Company's financial condition and results of operations. The additional disclosures related to ASC 820 are included in Note M - Fair Value of Financial Instruments in the Consolidated Financial Statements.

Subsequent Events

The FASB issued FASB ASC 855, "Subsequent Events", ("ASC 855"), to incorporate the accounting and disclosures requirements for subsequent events into U.S. GAAP.  ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  The Company adopted ASC 855 as of June 30, 2009, which was the required effective date.  The Company evaluated its December 31, 2009 financial statements for subsequent events.

The FASB Accounting Standards Codification

The FASB issued FASB ASC 105, "Generally Accepted Accounting Principles", ("ASC 105"), which has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB's views, the issuance of ASC 105 and the Codification does not change U.S. GAAP, except for those nonpublic nongovernmental entities that must now apply FASB ASC 985-Software.  The Company adopted ASC 105 as of September 30, 2009 with no material impact on the Company's consolidated financial statements.

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

On October 2, 2009, the SEC issued a final extension of SOX 404(b) for non-accelerated filers to fiscal years ending on or after June 15, 2010. Therefore, the Company, which would have been first required to comply with Section 404 for the fiscal year ended December 31, 2007, will be required to obtain an external auditor's report on internal control over financial reporting for the fiscal year ending December 31, 2010.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.    An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berkshire Bancorp Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
June 9, 2010

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,427	$3,290
Interest bearing deposits	55,376	69,097
Federal funds sold	—	30,000
Total cash and cash equivalents	60,803	102,387
Investment Securities:
Available-for-sale	357,478	297,536
Held-to-maturity, fair value of $337 in 2009 and $362 in 2008	340	360
Total investment securities	357,818	297,896
Loans, net of unearned income	430,349	466,753
Less: allowance for loan losses	(11,416)	(9,204)
Net loans	418,933	457,549
Accrued interest receivable	4,253	5,866
Premises and equipment, net	8,532	8,844
Goodwill, net	18,549	18,549
Trade date securities receivable	—	13,431
Other assets	40,379	39,190
Total assets	$909,267	$943,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$62,870	$51,312
Interest bearing	650,574	674,797
Total deposits	713,444	726,109
Securities sold under agreements to repurchase	50,000	59,504
Borrowings	31,004	45,272
Subordinated debt	22,681	22,681
Accrued interest payable	3,578	6,522
Other liabilities	3,324	17,672
Total liabilities	824,031	877,760

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — December 31, 2009, 60,000 shares December 31, 2008, 60,000 shares	1	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — December 31, 2009, 7,054,183 shares December 31, 2008, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(46,833)	(39,795)
Accumulated other comprehensive loss, net	(13,276)	(39,598)
Treasury Stock at cost December 31, 2009 and 2008, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	85,236	65,952
Total liabilities and stockholders' equity	$909,267	$943,712

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For The Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Federal funds sold and interest bearing deposits	$639	$1,380	$1,553
Investment securities	15,506	25,456	27,178
Loans, including related fees	29,777	32,754	29,804
Total interest income	45,922	59,590	58,535
INTEREST EXPENSE
Deposits	12,237	24,968	32,083
Securities sold under agreements to repurchase	2,305	2,344	1,976
Borrowings and subordinated debt	2,561	3,211	3,734
Total interest expense	17,103	30,523	37,793
Net interest income	28,819	29,067	20,742
PROVISION FOR LOAN LOSSES	9,300	4,904	355
Net interest income after provision for loan losses	19,519	24,163	20,387
NON-INTEREST INCOME
Service charges on deposit accounts	490	585	658
Investment securities gains (losses)	(860)	(685)	86
Other income	567	858	915
Total non-interest income	197	758	1,659
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	23,748	94,346	—
Less non-credit portion of OTTI recorded in Accumulated other comprehensive loss	6,313	—	—
Net OTTI recognized in earnings	17,435	94,346	—
Salaries and employee benefits	9,517	9,366	8,971
Net occupancy expense	2,150	2,079	2,050
Equipment expense	378	386	80
FDIC assessment	1,928	1,082	86
Data processing expense	452	442	417
Other	3,311	2,915	2,714
Total non-interest expense	35,171	110,616	14,318
Income (loss) before provision for income taxes	(15,455)	(85,695)	7,728
Provision (benefit) for income taxes	(13,217)	(5,790)	2,374
Net income (loss)	$(2,238)	$(79,905)	$5,354
Dividends on preferred stock	4,800	—	—
Income (loss) allocated to common stockholders	$(7,038)	$(79,905)	$5,354
Net income (loss) per common share:
Basic	$(1.00)	$(11.45)	$.77
Diluted	$(1.00)	$(11.45)	$.76
Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	6,987
Diluted	7,054	7,054	7,005
Dividends per common share	$—	$.20	$.18

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Common Shares	Preferred Shares	Common Stock Par value	Preferred Stock Par value	Additional paid-in capital	Accumulated other comprehensive (loss) net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2007	7,698		$770	$—	$90,659	$(4,772)	$38,250	$(8,165)		$116,742
Net income							5,354		$5,354	5,354
Exercise of stock options					(32)			1,754		1,722
Tax benefit from exercise of stock options					359					359
Other comprehensive income net of reclassification adjustment and taxes						1,333			1,333	1,333
Comprehensive income									$6,687
Cash dividends							(1,252)			(1,252)
Balance at December 31, 2007	7,698		770		90,986	(3,439)	42,352	(6,411)		124,258
Net loss							(79,905)		(79,905)	(79,905)
Issuance of Series A Preferred Stock		60		1	59,999					60,000
Other comprehensive loss net of reclassification adjustment and taxes						(36,159)			(36,159)	(36,159)
Comprehensive loss									$(116,064)
Cash dividends - Preferred Stock							(837)			(837)
Cash dividends - Common Stock							(1,405)			(1,405)
Balance at December 31, 2008	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net loss							(2,238)		(2,238)	(2,238)
Other comprehensive income net of taxes						26,322			26,322	26,322
Comprehensive income									$24,084
Cash dividends - Preferred Stock							(4,800)			(4,800)

Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,238)	$(79,905)	$5,354
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized losses (gains) on investment securities	860	685	(86)
Other than temporary impairment charges on securities	17,435	94,346	—
Net amortization (accretion) of premiums of investment securities	721	(225)	(1,339)
Depreciation and amortization	533	604	739
Provision for loan losses	9,300	4,904	355

CHANGES IN ASSETS AND LIABILITIES:
Decrease (increase) in accrued interest receivable	1,613	2,757	(2,205)
Decrease (increase) in other assets	11,015	(45,767)	1,184
(Decrease) increase in accrued interest payable and other liabilities	(17,292)	12,280	(439)

Net cash provided by (used in) operating activities	21,947	(10,321)	3,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
Purchases	(295,440)	(266,209)	(237,820)
Sales, maturities and calls	244,051	436,647	156,360
Investment securities held to maturity Maturities	—	35	93
Net decrease (increase) in loans	29,316	(31,851)	(63,806)
Acquisition of premises and equipment	(221)	(86)	(763)

Net cash (used in) provided by investing activities	(22,294)	138,536	(145,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in non interest bearing deposits	11,558	(2,493)	4,387
Net (decrease) increase in interest bearing deposits	(24,223)	(124,613)	167,339
(Decrease) increase in securities sold under agreements to repurchase	(9,504)	(17,338)	14,190
Proceeds from borrowings	—	25,000	19,000
Repayment of borrowings	(14,268)	(11,335)	(40,131)
Proceeds from issuance of Series A preferred stock, net	—	60,000	—
Proceeds from exercise of common stock options	—	—	1,363
Tax benefits from exercise of common stock options	—	—	359
Dividends paid on preferred stock	(4,800)	(837)	—
Dividends paid on common stock	—	(1,405)	(1,252)
Net cash (used in) provided by financing activities	(41,237)	(73,021)	165,255
Net (decrease) increase in cash and cash equivalents	(41,584)	55,194	22,882
Cash and cash equivalents at beginning of year	$102,387	$47,193	$24,311
Cash and cash equivalents at end of year	$60,803	$102,387	$47,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash used to pay interest	$20,047	$33,090	$36,814
Cash used to pay income taxes, net of refunds	$5,894	$1,280	$3,575
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Trade date securities receivable	$—	$13,431	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note A - ORGANIZATION AND CAPITALIZATION

Organization

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

The Bank was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area.  In March 2001, the Company expanded its customer base and market area with the acquisition of GSB Financial Corporation.  The Bank's main office and branch is in mid-town Manhattan.  The Bank has two other branch in Manhattan, four branches in Brooklyn, New York, four branches in Orange and Sullivan Counties in New York State, a branch in Ridgefield, New Jersey and a branch in Teaneck, New Jersey which opened in November 2009.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board has appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note O to the Company's consolidated financial statements, the Bank is well capitalized for regulatory purposes as of December 31, 2009.

Trust Preferred Securities.

As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 2.95%.

On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 2.22%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note A - (continued)

Based on current interpretations of the banking regulators, the 2004 Debentures and 2005 Debentures (collectively, the "Debentures") qualify under the risk-based capital guidelines of the Federal Reserve as Tier 1 capital, subject to certain limitations. The Debentures are callable by the Company, subject to any required regulatory approvals, at par, in whole or in part, at any time after five years from the date of issuance.  The Company's obligations under the Debentures and related documents, taken together, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of BCTI and BCTII under the preferred capital securities sold by BCTI and BCTII to investors.  Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, "Consolidations", precludes consideration of the call option embedded in the preferred capital securities when determining if the Company has the right to a majority of BCTI and BCTII expected residual returns. Accordingly, BCTI and BCTII are not included in the consolidated balance sheet of the Company.

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

Series A Preferred Shares.  On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and is redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  No shares have been redeemed as of December 31, 2009.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.  For the year ended December 31, 2009, we declared and paid cash dividends of $4.8 million on the Series A Preferred Shares.  The Company is current as to dividends on the Series A Preferred Shares.

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

The carrying value of investments designated as available for sale are based upon quoted market prices or prices for similar assets.  If no quoted market prices or prices for similar assets exist, unobservable inputs are required.  If the quoted market prices or unobservable inputs are not accurate, additional impairment charges may be required.

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

The Company accounts for its investment securities in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 320, "Investments-Debt and Equity Securities" ("FASB ASC 320").  As required by FASB ASC 320, investment securities are classified into three categories: trading, held-to-maturity and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with all unrealized gains and losses included in trading account activities in the statement of income.  Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity and excluded from the determination of net income.  Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future.  The Company generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises.  The Company has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

At December 31, 2009, our portfolio of investment securities included approximately $78.90 million at cost of auction rate securities and approximately $26.5 million at cost of corporate notes, including single issuer and pooled trust preferred securities, for which an other than temporary impairment ("OTTI") charge has not been recorded in our financial statements. The fair value of these securities, presently $66.9 million and $18.9 million, respectively, could be negatively impacted in the future.

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

The allowance for loan losses has been determined in accordance with U.S. GAAP, principally FASB ASC 450, "Contingencies", ("ASC 450") and FASB ASC 310, "Receivables", ("ASC 310").  Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The Company accounts for its impaired loans in accordance with FASB ASC 310.  Management considers its investment in one-to-four family real estate loans and consumer loans to be homogeneous groups of loans.  As such, these loans are not individually evaluated for impairment but rather are collectively evaluated under ASC 450.  These standards require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

4.	Interest Rate Swap

The Company, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations.  The Company adopted the provisions of FASB ASC 815, "Derivatives and Hedging Activities", on January 1, 2009.  The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities.  Financial derivatives are reported at fair value in other assets or other liabilities.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.  At December 31, 2009 and 2008, the Company had notional amounts of $40.0 million and $40.0 million, respectively, outstanding.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

7.	Goodwill

Goodwill resulting from the acquisition of the Bank in 1999 and GSB Financial Corporation in 2001 is accounted for under FASB ASC 350, "Intangibles-Goodwill and Other".  The Company discontinued the amortization of goodwill resulting from acquisitions. Goodwill is now subject to impairment testing at least annually or when triggering events occur to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank.  A fair value is determined for the reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the carrying value. The Company performed its annual test as of December 31, 2009, and did not identify any impairment on its outstanding goodwill and its identifiable intangible assets.

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

As of January 1, 2007, the Company increased retained earnings by $965,000 for the uncertainty in income taxes as a previously accrued liability was evaluated and determined to be no longer necessary as the tax year had expired.

9.	Net Income (Loss) Per Share

Basic earnings and/or loss per share excludes dilution and is computed by dividing income and/or loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10.	Stock Based Compensation

At December 31, 2008, the Company had one stock-based employee compensation plan (more fully described in Note J), which expired in March 2009 in accordance with the terms of the plan.  Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating the Company's stock price volatility, employee stock option exercise behaviors and employee option forfeiture rates.

The Company did not grant stock options in fiscal 2009, 2008 and 2007, as a result of which, no stock based compensation expense was recorded in each of those years.

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

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or cash balances with the Federal Reserve Bank in a non-interest bearing account.  The amounts of those reserve and cash balances was approximately $4,087,000 and $3,097,000 at December 31, 2009 and 2008, respectively.

13.	Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLBNY") to maintain an investment in FHLBNY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value.  At December 31, 2009 and 2008, management does not believe this asset is impaired.

14.	Comprehensive Income

The Company follows the provisions of FASB ASC 220, "Comprehensive Income", ("ASC 220") which includes net income as well as certain other items, which result in a change to equity during the period. The following tables present the components of comprehensive income (loss). (In thousands.)

	Year Ended December 31, 2009
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$24,565	$(8,374)	$15,181
Less reclassification adjustment for gains (losses) realized in net income	(18,295)	7,318	(10,977)
Unrealized gain (loss) on investment securities	42,860	(16,702)	26,158
Change in minimum pension liability	164	—	164
Other comprehensive income, net	$43,761	$(16,702)	$26,322

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

	Year Ended December 31, 2008
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during period	$(52,252)	$20,514	$(31,738)
Less reclassification adjustment for losses realized in net income	(5,361)	2,144	(3,217)
Unrealized loss on investment securities	(57,613)	22,658	(34,955)
Change in minimum pension liability	(1,204)	—	(1,204)
Other comprehensive loss, net	$(58,817)	$22,658	$(36,159)

	Year Ended December 31, 2007
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$2,278	$(964)	$1,314
Less reclassification adjustment for gains realized in net income	86	(34)	52
Unrealized gain on investment securities	2,192	(930)	1,262
Change in minimum pension liability	71	—	71
Other comprehensive income, net	$2,263	$(930)	$1,333

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - INVESTMENT SECURITIES

The following is a summary of held to maturity investment securities:

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$340	$—	$(3)	$337

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$360	$3	$(1)	$362

The following is a summary of available-for-sale investment securities:

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

	December 31, 2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$91,429	$72	$(380)	$91,121
Mortgage-backed securities	83,882	1,037	(1,061)	83,858
Corporate notes	51,150	112	(13,138)	38,124
Single Issuer Trust Preferred CDO	3,000	—	(1,794)	1,206
Pooled Trust Preferred CDO	10,000	—	(7,006)	2,994
Municipal securities	1,973	125	(495)	1,603
Auction rate securities	101,110	—	(38,030)	63,080
Marketable equity securities and other	16,708	80	(1,238)	15,550
Totals	$359,252	$1,426	$(63,142)	$297,536

Management uses a multi-factor approach to determine whether each investment security in an unrealized loss position is other-than-temporarily impaired ("OTTI"). An unrealized loss position exists when the current fair value of an investment is less than its amortized cost basis.  The valuation factors utilized by management incorporate the ideas and concepts outlined in relevant accounting guidance. These include such factors as:

*The length of time and the extent to which the market value has been less than cost;

*The financial condition of the issuer of the security as well as the near and long-term prospect for the issuer;

*The rating of the security by a national rating agency;

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities at December 31, 2009 and 2008:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal National Mortgage Association Preferred Shares	$—	$—	$2,223	$728
Federal Home Loan Mortgage Corporation Preferred Shares	1,895	1,895	3,904	704
Preferred Shares of Money Center Banks	65,000	53,767	65,000	32,789
Other Assets of Money Center Banks	10,000	9,280	10,000	8,876
Public Utility Debt and Equity Securities	2,000	2,000	15,000	15,000
Other	-	—	4,983	4,983
Totals	$78,895	$66,942	$101,110	$63,080

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The fair value of the auction rate securities is determined by Management using a discounted cash flow analysis and by valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of December 31, 2009, there have been more than two failed auctions for all outstanding auction rate securities.  Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant.  For the public utility debt and equity securities, the security is collateralized by a mutual fund in which the majority of the investments are public utility debt and equity securities.  As this fund, as well as other mutual funds for public utilities, has not been severely impacted by the market dislocation, these funds, and consequently our auction rate securities, have continued to perform.  The final market sector, noted above as "other", is collateralized by long term debt of a seasoned issuer that deals in business machinery.

In determining whether there is an OTTI, Management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through December 31, 2009, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the Federal Home Loan Mortgage Corporation ("Freddie Mac").

In addition to valuing the auction rate securities (ARS) by valuing the collateral, we completed discounted cash flow analyses. In determining the appropriate cash flow analysis for our auction rate securities, the Company reviewed multiple factors and prepared multiple discounted cash flow analyses. The four main factors affecting our cash flow analysis for each ARS were: the expected future interest rate of the ARS, the expected holding period, the expected principal to be received at the end of the holding period, and an assumed discount rate.

In determining the expected future interest rate, we used the current ARS rate at December 31, 2009 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and we believe that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, we believe that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, we ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as we believe five years from December 31, 2009 would be the earliest that the ARS market may resume the normal auction process.

The expected principal that we would receive in the discounted cash flow analysis was based upon two scenarios. These scenarios included receiving par at the maturity date and at the five-year assumed recovery date and receiving the market value of the underlying preferred shares at the maturity date and at the five-year assumed recovery date. Under the terms of the ARS agreements, we would receive the assets of the Trust at the trust dissolution date which would constitute a conversion to the underlying preferred shares.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

Finally, in determining the discount rate, we reviewed numerous industry rates and determined a separate discount rate for each ARS as follows:  We obtained the 10 year credit default swap spread for each of the underlying issuers (we believed that this was the most readily available information that would most closely represent an equivalent yield).  We then adjusted this rate by 50 - 100 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from 16.5 years to 25 years).  We then added the 15-year swap rate at December 31, 2009, and finally added 50 or 100 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (50 basis points for securities above investment grade and 100 basis points for securities slightly below investment grade). The final discount rates ranged from 4.4% - 6.9%.

For the Freddie Mac securities that we are holding as of December 31, 2009, we did not perform a discounted cash flow analysis. These securities are no longer paying interest so a discounted cash flow analysis would show a value far less than what would be an appropriate fair value.  We believe that for these securities an analysis of the underlying value of the preferred shares is the best way to value these securities.

Based on these analyses, the discounted cash flows ranged from a total of approximately $62.5 million to $73.3 million. We believe that of these scenarios, the most likely scenario as of December 31, 2009 is that we will hold these securities to the maturity based on the high interest rates and will receive par.  However, we also verified the reasonableness of the value by analyzing receipt of the fair value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $65.6 million as compared to $62.5 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $67 million. As our current fair value falls within the range of the discounted cash flows analyses performed and higher than the most likely scenarios, we believe that our current fair value is an appropriate representation of what a willing market participant would pay for these securities and is an accurate estimate of our ARS fair value at December 31, 2009.

Based upon our methodology for determining the fair value of the auction rate securities, we recorded an OTTI charge totaling $2.0 million related to the Freddie Mac auction rate securities for the year ended December 31, 2009.  We concluded that, as of December 31, 2009, the unrealized loss for the remainder of the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.
At December 31, 2009, we had six auction rate securities totaling $25.9 million which were below investment grade.  At December 31, 2008, we had four auction rate securities totaling $6.1 million which were below investment grade.

During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized.  During the year ended December 31, 2009, $2.2 million of Federal National Mortgage Association (Fannie Mae) auction rate securities were converted into the underlying preferred shares and simultaneously sold recognizing a loss totaling $1.4 million in addition to the OTTI charge recognized in 2008.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

For the year ended December 31, 2008, we valued the auction rate securities by valuing the underlying collateral.  During the year ended December 31, 2008, the Federal government placed Fannie Mae and Freddie Mac into receivership and suspended dividend payments.  As a result of placing Fannie Mae and Freddie Mac into receivership, we considered the auction rate securities collateralized by these quasi-government agencies as impaired and recognized a credit related impairment charge totaling $80.2 million.  The OTTI charge was calculated based upon the fair market value of the underlying preferred shares.  We concluded that any further decline in the market value as of December 31, 2008 was caused by market interest volatility, a significant widening of credit spreads across markets for these securities, and illiquidity and uncertainty in the financial markets.

At both December 31, 2009 and 2008, we had a trust preferred security issued by a non-registrant regional bank with an amortized cost of $1.0 million (after OTTI charges) and $2.9 million, respectively, and a fair value of $1.0 million and $1.2 million, respectively.  There are no tranches associated with this security. When this asset was acquired it was an investment grade security but has subsequently deteriorated to a non-rated security.  The issuer of this security is experiencing deterioration of its loan portfolio and net losses, but appears to be prepared to rectify these adverse conditions as the controlling family recently contributed an amount to ensure this institution remains well capitalized.  This security has not defaulted nor deferred any interest payments as all interest has been paid as contractually stipulated.  Based on an evaluation of the OTTI factors (as fully described above) during the year ended December 31, 2009, the Company recorded a credit related OTTI charge of $1.9 million.  The OTTI charge was determined using a price quote from an independent broker (Level 2) as compared to the amortized cost as of December 31, 2009.

At both December 31, 2009 and 2008, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges) and $10.0 million, respectively, and a fair value of $150,000 and $3.0 million, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both December 31, 2009 and 2008.  During the year ended December 31, 2009, we recognized a credit related impairment charge totaling $3.5 million to reduce the amortized cost to $6.5 million.  For the period ended September 30, 2009, an independent third party analyzed the collateral waterfall.  Based upon this analysis, the Company recognized an impairment charge of $3.0 million.  At December 31, 2009, we obtained discounted cash flow scenarios from independent third parties. We used the most conservative result in order to value our TPCDO, which we believe also reflects the most likely expected cash flow.  The factors used to value the TPCDO were a discount rate of 1.9%, a prepayment speed of 0.00%, and default ratios based upon the Texas ratios as noted.

Historically, there have been no prepayments on this security but the issuers into the TPCDO can prepay at their discretion after January 2008.  We used prepayment speed range of 0% to 1% in the cash flow analyses.  The cash flow analysis that we utilized in valuing the TPCDO used a 0% prepayment speed for the next two years.  As there have been no prepayments and we continue to expect the underlying issuers in the TPCDO to focus on improving capital and liquidity, we expect prepayments to be minimal on this security.  We factored in a nominal prepayment assumption into our cash flow analysis as the underlying issuers have the right to prepay.

The discount rate used in our analysis was the effective interest rate implicit in the security at the date of acquisition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

For purposes of completing the cash flow analysis, defaults and deferrals are treated in the same manner.  At December 31, 2009, there are five institutions in deferral status which were excluded from the discounted cash flow analysis.  In order to estimate potential defaults and deferrals we segregated the underlying issuers by the Texas ratio.  This ratio is a key indicator of the health of the institution and the likelihood of failure.  The underlying issuers were pooled based upon their Texas ratio as if the underlying issuer had already defaulted.  There was one underlying issuer with a Texas ratio greater than 100% for which it was assumed to default at the next scheduled payment date.  This security was included with the deferred issuers in the cash flow analysis.  The second pool of underlying issuers were those institutions with a Texas ratio of 75.00% to 99.99%.  The rate of deferral for these institutions was 35%.  The third pool of underlying issuers was those institutions that had a Texas ratio between 50.00% and 74.99%.  The rate of deferral for these institutions was 20%.  The 35% and 20% rates were used as they are representative of current industry statistics of bank failures.  The final group of underlying issuers is comprised of those with a Texas ratio of less than 49.99%, and a money center bank with a ratio slightly above 50.00%.  As these banks are considered healthy, we concluded that there is minimal risk of default and assigned a zero default assumption in the cash flow analyses.

Based upon the discounted cash flow analysis, an additional credit related OTTI charge totaling $529,000 was recognized during the quarter ended December 31, 2009, resulting in a total credit related impairment charge of $3.5 million for this security for the year ended December 31, 2009.

The table below reflects the number and amount of single issue debt securities below investment grade and the lowest rating by security type at December 31, 2009 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Single Issuer Corporate Bonds:
Airline #1	$1,597	$1,594	$(3)	Ba2
Airline #2	552	552	—	No rating
Automobile	800	1,506	706	D
Commercial	495	435	(60)	No rating
Student Lender	5,000	3,920	(1,080)	Ba1
Trust Preferred Security	1,021	1,021	—	No rating
Auction Rate Securities:
Federal Home Loan Bank Corporation	1,895	1,895	—	Ca
Money Center Banks	24,000	17,537	(6,463)	Ba3
Pooled Issuers:
TPCDO	6,463	150	(6,313)	No rating

The below investment grade Federal Home Loan Mortgage Corporation auction rate securities are comprised of two securities. The below investment grade auction rate securities collateralized by preferred shares of money center banks consists of four securities, from two original issuers. In the first quarter of 2009, one of the issuers was acquired by the other.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The below investment grade for the student lender was one factor evaluated in determining whether it was appropriate to recognize an OTTI.  We also considered and evaluated analysis prepared by two independent third party analysts and the financial data of the issuer.  The financial factors we evaluated included but are not limited to, net income,  return on assets, increased cash and cash equivalents, increased originations, and the amount of debt included in current liabilities.  We also considered the effects of the student loan overhaul included in the Health Care legislation signed by President Obama in March 2010 which will eliminate the student lender's ability to originate new student loans.  Management believes this security has a fair value below cost due to the weak economic environment, high unemployment, slow salary growth, and high consumer debt which has adversely affected income generation of the borrowers.  As a result, student loans have exhibited increased delinquency and defaults.  The student lender bond the Company owns was purchased in 2004 prior to the current credit crisis and for which the underlying loans are guaranteed by the Federal Government at 98%.  Based upon the entirety of the evidence of the student lender corporate bond outlined above, management concluded that OTTI was not appropriate and that the unrealized loss was due to market factors.

At December 31, 2009, all other single issuer debt securities had a credit rating of investment grade.

During the year ended December 31, 2009, the Company recorded OTTI charges related to four single issuer corporate bonds totaling $9.1 million.  The Company evaluated the length of time and extent the amortized cost exceeded fair value and the credit rating of the issuer.  During 2009, two issuers filed for bankruptcy which resulted in a credit related OTTI charge of $7.2 million.  The Company concluded that the financial deterioration of these two issuers resulted in a credit loss.  The preponderance of the remainder of the loss was due to an airline company bond.  The airline company issuer had not shown improved earnings and operations since a merger in the fourth quarter of 2008.  Since there was no improvement, the Company concluded full receipt of the principal was unlikely and recorded a credit related OTTI.  The amounts of the OTTI charges were determined based upon broker quotes (Level 2).

At December 31, 2009 and 2008, the Company owned preferred and common stock (collectively "equities").  The fair value of the equities was determined by quoted market prices; unrealized loss was determined by comparing the cost of the equity to its fair value.  In order to determine whether OTTI should be recognized, we evaluated the length of time and the extent to which the fair value was below cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the equity security to allow for recovery.  Based upon the length of time these securities were in an unrealized loss position, the amount by which the cost exceeded fair value, and the financial prospects of the issuer, we recorded a $0.8 million OTTI charge during the fiscal year ended December 31, 2009.

The table below details certain information related to the equity securities as of December 31, 2009 (in thousands):

	Industry	Cost	Fair Value	Unrealized Gain (Loss)
Common	Telecommunications	$91	$94	$3
	Airline	862	862	—

Preferred	Airline	61	61	—
	Flooring and other	35	34	(1)
	Mining	27	91	64
	Money Center Banks	2,008	1,984	(24)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The Company has investments in certain debt securities, as noted in the table below, that have unrealized losses or may be otherwise impaired, but OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. In addition, these securities are making payments in accordance with the terms of the instruments.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$30,048	$65	$—	$—	$30,048	$65
U.S. Government Agencies	40,518	748	19,948	45	60,466	793
Mortgage-backed securities	7,932	43	15,661	667	23,593	710
Corporate notes	1,613	13	7,522	2,298	9,135	2,311
Pooled Trust Preferred CDO	—	—	150	6,313	150	6,313
Auction rate securities	—	—	58,047	11,953	58,047	11,953

Subtotal, debt securities	80,111	869	101,328	21,276	181,439	22,145
Marketable equity securities and other	—	—	1,044	26	1,044	26
Total temporarily impaired securities	$80,111	$869	$102,372	$21,302	$182,483	$22,171

The Company had a total of 52 debt securities with a fair market value of $123.4 million which were temporarily impaired at December 31, 2009.  The total unrealized loss on these securities was $10.2 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  The remaining unrealized loss of $12.0 million is on 10 auction rate securities which have declined in value due to auction failures beginning in February 2008.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 6.2% of total assets at December 31, 2009.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 2 equity securities with an aggregate fair market value of $1.0 million which were temporarily impaired at December 31, 2009.  The total unrealized loss on these securities was $26,000.  The preponderance of the unrealized loss for marketable equity securities and other is a $24,000 unrealized loss at December 31, 2009 on one money center bank preferred issue.  As the stock market declined in the first and second quarter of 2009, especially related to the financial sector, the Company's investments decreased in value.  At March 31, 2009, the unrealized loss totaled $348,000.  At December 31, 2009, the fair value of this security has rebounded to an unrealized loss position of $24,000.  The issuer of this preferred equity security has raised sufficient capital to repay the Troubled Asset Relief Program ("TARP") funds, continue to pay its dividend, maintain its credit rating and remain well-capitalized.  Based upon these factors, coupled with the increasing stock market prices, especially in the financial sector, the Company does not believe an OTTI charge is warranted at December 31, 2009.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$71,241	$378	$5,072	$2	$76,313	$380
Mortgage-backed securities	6,135	58	21,769	1,003	27,904	1,061
Corporate notes	14,480	3,407	4,100	9,731	18,580	13,138
Single Issuer Trust Preferred CDO	—	—	1,149	1,794	1,149	1,794
Pooled Trust Preferred CDO	—	—	2,981	7,006	2,981	7,006
Municipal securities	—	—	1,478	495	1,478	495
Auction rate securities	38,098	38,030	—	—	38,098	38,030

Subtotal, debt securities	129,954	41,873	36,549	20,031	166,503	61,904
Marketable equity securities and other	1,681	332	900	906	2,581	1,238
Total temporarily impaired securities	$131,635	$42,205	$37,449	$20,937	$169,084	$63,142
The Company had a total of 63 debt securities with an aggregate fair market value of $128.4 million which were temporarily impaired at December 31, 2008. The total unrealized loss on these securities was $23.9 million, which is attributable to market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets which have decreased the market value of these securities.  The remaining unrealized loss of $38.0 million is on 14 auction rate securities which have declined in value due to auction failures beginning in February 2008.  We have the intent to hold these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents to total assets of approximately 10.85% of total assets at December 31, 2008.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The Company also had 10 equity securities with an aggregate fair market value of $2.6 million which were temporarily impaired at December 31, 2008.  The total unrealized loss on these securities was $1.2 million.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,070	$23,153	$—	$—
Due after one through five years	56,766	56,101	—	—
Due after five through ten years	21,857	21,784	—	—
Due after ten years	188,098	181,807	340	337
Auction rate securities	78,895	66,942	—	—
Marketable equity securities and other	7,648	7,691	—	—
Totals	$376,334	$357,478	$340	$337

Gross gains realized on the sales of investment securities for the years ended December 31, 2009 and 2008 were approximately $553,000 and $313,000, respectively.  Gross losses were approximately $1,413,000 and $998,000 for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, we sold the Fannie Mae auction rate securities and certain corporate notes.  During the year ended December 31, 2008, we sold our preferred shares in Fannie Mae and Freddie Mac, the corporate note for which we took an OTTI charge, U.S. Treasuries, U.S. Agencies and certain corporate notes.

As of December 31, 2009 and 2008, securities sold under agreements to repurchase with a book value of approximately $50.0 million and $59.5 million, respectively, were outstanding.  The book value of the securities pledged for these repurchase agreements was $55.60 million and $69.60 million, respectively. As of December 31, 2009 and 2008, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2009		2008		2007
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$50,236	$50,206	$—	$—	$—	$—
U.S. Government Agencies	76,259	75,525	91,466	91,158	272,789	272,318
Mortgage-backed securities	134,810	136,043	83,845	83,821	53,886	53,057
Corporate notes	19,029	17,729	51,150	38,124	71,147	67,601
Single Issuer Trust Preferred CDO	1,021	1,021	3,000	1,206
Pooled Trust Preferred CDO	6,463	150	10,000	2,994
Municipal securities	1,973	2,171	1,973	1,603	1,973	3,004
Auction rate securities	78,895	66,942	101,110	63,080	184,597	184,597
Marketable equity securities and other	7,648	7,691	16,708	15,550	18,698	18,384
Total	$376,334	$357,478	$359,252	$297,536	$603,090	$598,961

Held-To-Maturity
U.S. Government Agencies	$340	$337	$360	$362	$395	$405

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2009, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2009 or 2008.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - LOANS

Major classifications of loans are as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Commercial and professional loans	$50,672	$68,418
Secured by real estate
1 - 4 family	129,925	140,150
Multi family	7,432	4,031
Non-residential	242,927	254,831
Consumer	396	460
	431,352	467,890
Deferred loan fees	(1,003)	(1,137)
Allowance for loan losses	(11,416)	(9,204)
	$418,933	$457,549

Changes in the allowance for loan losses are as follows:

	For The Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$9,204	$4,183	$3,771
Provision charged to operations	9,300	4,904	355
Loans charged off	(7,194)	(1)	—
Recoveries	106	118	57

Balance at end of year	$11,416	$9,204	$4,183

The Bank had $13.9 million, $130,000 and $153,000 of non accrual loans as of December 31, 2009, 2008 and 2007, respectively, and $0, $99,000 and $314,000 of loans delinquent more than ninety days and still accruing interest at December 31, 2009, 2008 and 2007, respectively. The Bank classified the non-accrual loans of $13.9 million and $130,000 as impaired loans at December 31, 2009 and 2008, respectively. However, no specific allocation from the allowance for loan losses was made because the collateral underlying each loan was deemed to be sufficient to cover any loss in the event of a default.  Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $6.90 million.

In accordance with banking regulations, the Bank, from time to time, enters into lending transactions in the ordinary course of business with directors, executive officers, principal stockholders and affiliates of such persons on the same terms as those prevailing for comparable transactions with other borrowers. The following table summarizes the activity in loans to related parties. (In thousands)

Balance at 12/31/08	$15,098
New Loans	5,024
Repayments	643
Balance at 12/31/09	$19,479

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	Estimated useful lives	December 31, 2009	December 31, 2008
		(In thousands)
Land	Indefinite	$3,572	$3,572
Buildings	39 years	5,213	5,203
Furniture and equipment	3 to 10 years	3,448	3,315
Leasehold improvements	2 to 10 years	2,306	2,226
		14,539	14,316
Accumulated depreciation and amortization		(6,007)	(5,472)
Total		$8,532	$8,844

Depreciation and amortization expense was approximately $533,000, $604,0000 and $739,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note F - DEPOSITS

The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $191.3 million and $213.6 million as of December 31, 2009 and 2008, respectively.

The scheduled maturities of all certificates of deposit are as follows:

December 31, 2009
(In thousands)
2010	$343,279
2011	70,394
2012	11,864
2013	2,234
2014	5
$427,776

It has been the Bank's experience that the majority of these certificates of deposit will renew with the Bank.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note G - BORROWINGS

Borrowings  Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of various borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$59,504	$76,842
Average during the year	$56,436	$61,162	$40,049
Maximum month-end balance	$57,000	$72,324	$76,842
Weighted average rate during the year	4.08%	3.83%	4.93%
Rate at December 31	3.97%	3.76%	4.65%

Long-Term Borrowings  At December 31, 2009, advances from the FHLBNY totaling $31.00 million will mature within one to four years and are reported as long-term borrowings.  The advances are collateralized by FHLBNY stock and certain first mortgage loans totaling $118.2 million.  The advances had a weighted average rate of 4.94%.  Unused lines of credit at the FHLBNY were $89.2 million at December 31, 2009.

Outstanding long-term borrowings mature as follows (in thousands):

Year	Amount
2010	$16,000
2011	—
2012	2,435
2013	12,569

Total	$31,004

The borrowings with the Federal Home Loan Bank are generally renewed.

Subordinated Debentures

As of May 18 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, currently 2.95%.

On April 1, 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, currently 2.22%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note H - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period.  There is no effect for dilutive shares for the years ended December 31, 2009 and 2008 due to the net loss recognized. The following tables present the Company's calculation of earnings (loss) per common share.

	Year Ended December 31, 2009 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings (loss) per share
Net (loss)	$(2,238)
Dividends paid to preferred stockholders	(4,800)
Net (loss) available to common stockholders	$(7,038)	7,054	$(1.00)

	Year Ended December 31, 2008 (In thousands, except per share data)
	Income (loss) (numerator)	Shares (denominator)	Per share amount
Basic earnings (loss) per share
Net loss	$(79,905)
Dividends paid to preferred stockholders	(837)
Net loss available to common shareholders	$(80,742)	7,054	$(11.45)

	Year Ended December 31, 2007 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per share
Net income available to common stockholders	$5,354	6,987	$.77
Effect of dilutive securities Options	—	18	(.01)
Diluted earnings per share
Net income available to common stockholders plus assumed conversions	$5,354	7,005	$.76

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note I - INCOME TAXES

The components of income tax (benefit) expense are as follows: (In thousands)

	Years Ended December 31,
	2009	2008	2007
Current	$(7,376)	$(1,476)	$2,723
Deferred Taxes (Benefit)	(5,841)	(4,314)	(349)
	$(13,217)	$(5,790)	$2,374

A reconciliation of the (benefit) provision for income taxes for the years ended December 31, 2009, 2008 and 2007 and the amount computed by applying the statutory Federal income tax rate to loss/income from continuing operations follows: (In thousands)

	Years Ended December 31,
	2009	2008	2007
Effective Tax Reconciliation
Tax at statutory rate	$(5,254)	$(29,136)	$2,627
State and City, net of federal income tax benefit	2,165	(750)	1,195
Permanent items	3	(2,244)	(1,430)
(Decrease) increase in Federal valuation allowance	(8,156)	26,340	—
Other	(1,975)	—	(18)
Actual (benefit) provision for income taxes	$(13,217)	$(5,790)	$2,374

The tax effect of the principal temporary differences at December 31, 2009 and 2008 are as follows: (In thousands)

	December 31,
	2009	2008
Net deferred tax assets
Loan loss provision	$5,142	$4,166
Depreciation	397	299
Non accrual interest	1,048	—
Net operating loss	5,036	—
Other	786	851
Other than temporary impairment	28,530	35,396
Valuation reserve	(28,289)	(33,903)
Unrealized loss on investment securities	7,353	23,045
Net deferred tax asset included in other assets	$20,003	$29,854

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note I - (continued)

For the fiscal year ended December 31, 2009 the Company recorded a valuation reserve of approximately $28.3 million relating primarily to OTTI and net operating losses.  Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income.  Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

For the fiscal year ended December 31, 2008 the Company recorded a valuation reserve of approximately $33.9 million relating primarily to OTTI. Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income.  Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

At December 31, 2009, the Company generated a net operating loss for federal income tax purposes ("NOL") of $25.9 million which will expire in year 2029.  Due to newly enacted tax legislation, the NOL generated can be carried back to offset federal incomes taxes paid in previous years for a period of up to five years.  The portion of the NOL qualifying for the five year carryback period has been recorded as current tax benefit in the Statements of Income and Comprehensive Loss.  A valuation allowance of $5 million was established and, therefore, no benefit recognized for the remaining portion of the NOL available to offset future taxable income as in the opinion of management it is more likely than not that the deferred tax asset may not be realized.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - STOCK PLANS

In March 1999, the stockholders of the Company approved the 1999 Stock Incentive Plan (the "1999 Stock Incentive Plan").  The 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives.  Up to 600,000 shares of common stock of the Company may be issued pursuant to the 1999 Stock Incentive Plan. Officers, directors and other key employees of the Company or any subsidiary are eligible to receive awards under the 1999 Stock Incentive Plan. Options outstanding under the 1999 Stock Incentive Plan were 2,076 as of December 31, 2008 and 2007. The Company did not grant options in 2009, 2008 and 2007.  By its terms, the 1999 Stock Incentive Plan expired in March 2009.

A summary of activity with respect to the Stock Option Plan follows:

	December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,076	$8.29	2,076	$8.29	185,878	$9.70
Granted	—	$—	—	$—	—	$—
Cancelled	—	$—	—	$—	(7,500)	$10.00
Exercised	—	$—	—	$—	(176,302)	$9.77
Outstanding at end of year	2,076	$8.29	2,076	$8.29	2,076	$8.29
Exercisable at end of year	2,076	$8.29	2,076	$8.29	2,076	$8.29
Weighted average fair value of options granted during the year		$—		$—		$—

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

Options Outstanding and Exercisable
Range of exercise prices	Number outstanding at December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price

$ 5.98 - $8.64	2,076	0.45	$8.29

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - EMPLOYEE BENEFIT PLANS

1.	Retirement Income Plan

The Company's Retirement Income Plan (the "Plan") covers substantially all full-time employees. Benefits are based upon a combination of employee compensation and years of service.  The Company pays the entire cost of the Plan and funds such costs as they accrue.  The Company's funding policy is to make annual contributions within minimum and maximum levels required by applicable regulations.  The Company's customary contributions are designed to fund normal cost on a current basis and to fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses). The projected unit cost method was used to determine the annual cost.  Effective December 31, 2009, further benefit accruals were frozen and the Plan was terminated.

The following table summarizes the major categories of Plan assets as of the dates indicated:

	December 31,
	2009		2008
	Fair Value	% of Total	Fair Value	% of Total
	(In thousands, except percentages
Mutual Funds
International Equity Fund	$—	—%	$72	2.97%
Large Cap Equity Growth Fund	—	—	308	12.70
International Investment Grade Bond Fund	—	—	874	36.03
Small Cap Equity Growth Fund	—	—	401	16.53
Large Cap Equity Value Fund	—	—	703	28.97
Cash and cash equivalents	4,390	100.00	68	2.80

Total Plan Assets	$4,390	100.00%	$2,426	100.00%

In anticipation of the Plan's termination on December 31, 2009 and the full settlement of all Plan benefits in the near future, the Plan is invested 100% in cash-equivalent instruments. The expected rate of return on these assets, net of expenses is 0%. Previously, the assets of the Plan were primarily invested in common stock and fixed income funds designed to minimize risk while maximizing expected portfolio returns.  To achieve the long term rate of return, Plan assets were invested in a mixture of instruments, including but not limited to, corporate common stock, investment grade bond funds, small and large cap equity funds and international equity funds.  The allocation of assets was determined by the Investment Manager, and typically include 50% to 70% equities, with the remainder invested in fixed income and a minimal amount of cash. The diversified portfolio was expected to return approximately 8.50% in the long run.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

	December 31,
	2009	2008
Discount rate	4.15%	6.10%
Rate of compensation increase	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows for the dates indicated:

	December 31,
	2009	2008
Discount rate	6.10%	6.30%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%
Measurement date	12/31/2009	12/31/2008

The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$4,334,533	$3,560,406
Service cost	358,270	384,718
Interest cost	256,320	231,767
Actuarial (gain) loss	347,528	291,131
Benefits paid	(185,942)	(133,489)
Benefits obligation at end of year	$5,110,709	$4,334,533

Change in plan assets
Fair value of plan assets at beginning of year	$2,426,088	$2,450,590
Actual return on plan assets	716,264	(759,513)
Employer contribution	1,433,900	868,500
Benefits paid	(185,942)	(133,489)
Fair value of plan assets at end of year	$4,390,310	$2,426,088
Funded status at end of year	$(720,399)	$(1,908,445)

Amounts recognized in the statement of financial position consist of:
Liabilities	$(720,399)	$(1,908,445)

Net amount recognized at year end	$(720,399)	$1,908,445

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$5,110,709	$4,334,533
Accumulated benefit obligation	5,110,709	4,334,533
Fair value of plan assets	4,390,310	2,426,088

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

A summary of the components of net periodic benefit cost and other amounts recognized in other comprehensive income in accordance with ASC 715 for the years ended December 31, 2009, 2008 and 2007 is as follows:

	December 31,
	2009	2008	2007
Service cost	$358,270	$384,718	$407,623
Interest cost	256,320	231,767	177,221
Expected return on assets	(276,027)	(245,909)	(182,142)
Amortization
Prior service cost	18,370	18,370	18,370
(Gain) loss	167,506	61,810	52,649
Curtailments	47,394	—	—
Net periodic pension cost	$571,833	$450,756	$473,721

The Pension Protection Act of 2006 (the "PPA") changed the funding rules for defined benefit pension plans beginning in 2008.  A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities.  In order to avoid these restrictions, during the fiscal years ended December 31, 2009 and 2008 we contributed approximately $1.4 million and $869,000, respectively, to the Plan.

The following table sets forth other changes in plan assets and benefit obligations recognized in other comprehensive income in accordance with ASC 715 at December 31, 2009 and 2008:

	December 31,
	2009	2008
Net loss (gain)	$(92,709)	$1,296,553
Prior service cost	N/A	N/A
Amortization of prior service cost	(18,370)	(18,370)
Amortization of net (loss) gain	(167,506)	(61,810)
Curtailments	(47,394)	—
Total recognized in other comprehensive (income)	(325,979)	1,216,373
Total recognized in net periodic benefit cost and other comprehensive (income)	$245,854	$1,667,129

Due to the termination of the Plan on December 31, 2009, the estimated net loss (gain), prior service cost and net transition obligation that will be amortized from the accumulated other comprehensive income into net periodic benefit cost over the next fiscal year will be zero.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

Estimated Future Benefit Payments

During 2010, all past and present employees covered by the Plan will receive their accrued benefits and no further benefit payments will be made in future years.

We estimate future benefit payments to be approximately $5.3 million to be paid in the year ending December 31, 2010.

Company Contributions

The Company contributed $1.4 million and $868,500 to its Retirement Plan in the fiscal years ended December 31, 2009 and 2008, respectively.  During the fiscal year ending December 31, 2010, we intend to contribute the amount necessary to fund all Plan benefits prior to their distribution under the termination of the Plan.  Our actuary currently estimates the necessary contribution to be $935,000.

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

	December 31,
	2009	2008
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$708	$678
Service cost	—	—
Interest cost	42	42
Adjustment for measurement date change	—	11
Actual loss (gain)	33	33
Benefits paid	(61)	(56)
Benefits obligation at end of year	722	708

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	61	56
Benefits paid	(61)	(56)
Fair value of plan assets at end of year	—	—
Funded status	(722)	(708)
Unrecognized net actuarial loss	N/A	N/A
Accrued benefit cost (included in other liabilities)	$722	$708

Net benefit cost included the following components:

	Year Ended December 31,
	2009	2008
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	42	42
Actual return on plan assets	—	—
Net periodic benefit cost	$42	$42

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% and 6.125% in 2009 and 2008, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note K - (continued)

3.	401(k) Plans

The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary.  The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary.  The matching expense was $136,500, $132,000 and $124,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

4.	Deferred Compensation Arrangements

GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives.  These deferred compensation arrangements were terminated as a result of the acquisition.  At December 31, 2009 and 2008, the balance accumulated under these arrangements was approximately $178,000 and $194,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them.  The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.  At December 31, 2009 and 2008, the balances accumulated under the Plan were approximately $451,000 and $271,000, respectively.

Note L - COMMITMENTS AND CONTINGENCIES

1.	Leases and Other Commitments

The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2010 through 2016.  The leases require payment by the Company of the real estate taxes and insurance on the leased properties.  Approximate future minimum annual rental payments are as follows (in thousands):

Year Ending December 31,
2010	$1,284
2011	1,115
2012	1,137
2013	420
2014	204
Thereafter	225
$4,385

The Company's rental expense was approximately $1,539,000, $1,433,000 and $1,329,000 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  Included in the Company's rental expense was approximately $428,000, $405,000 and $368,000 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively, which was paid to a company affiliated with a director of the Company.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the estimated fair value of its assets and liabilities considered to be financial instruments.  For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments.  However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction.  Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans.  Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2009 and 2008 are outlined below.

	December 31,
	2009		2008
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$357,818	$357,815	$297,896	$297,898
Loans, net of unearned income	430,349	428,990	466,753	465,664
Time Deposits	427,777	429,449	464,931	467,756
Repurchase Agreements	50,000	49,842	59,504	64,519
Long-term Debt	31,004	31,756	67,953	69,739

For cash and cash equivalents, the recorded book values of $60.8 million and $102.4 million at December 31, 2009 and 2008, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at December 31, 2009 and 2008 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value.  The fair value of time deposits have been valued using net present value discounted cash flow.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps were approximately $117,000 and $236,000 at December 31, 2009 and 2008, respectively.

The fair value of the borrowings approximates the carrying value due to the re-pricing of the debt.

Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures", ("ASC 820") which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.  There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

Assets measured at fair value on a recurring basis during fiscal 2009 are summarized below.

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009
	(Dollars in thousands)
Assets
Investment securities available for sale	$56,006	$235,793	$66,942	$358,741
Total assets	$56,006	$235,793	$66,942	$358,741

The above table includes $20.8 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at December 31, 2009, and has determined that the unrealized losses, except as discussed in Note C - Investment Securities, are temporary.

The fair value of the derivative is approximately $117,000 and valued as a Level 3 input.  Further disclosures are waived due to materiality.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - (continued)

Assets measured at fair value on a recurring basis during fiscal 2008 are summarized below.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2009	$63,080
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	26,076
Purchases, Sales, Issuances and Settlements	(2,205)
Redemptions	(18,000)
Interest	—
Other than temporary impairment expense	(2,009)
Capital deductions for operating expenses	—
Balance, December 31, 2009	$66,942

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$—

Impaired loans totalling $13.9 million and $130,000 at December 31, 2009 and 2008, respectively, are measured for fair value using Level 3 inputs, primarily appraisals by independent third parties.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note N - (continued)

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.  The approximate contract amounts are as follows:

	December 31,
	2009	2008
	(In thousands)
Unused lines of credit	$7,859	$29,533
Commitments to extend credit	1,292	12,491
Trade date securities	—	13,431
Standby letters of credit and financial guarantees written	1,117	1,349
	$10,268	$56,804
Interest rate caps-notional amount	$40,000	$40,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments at December 31, 2009 varies up to 100%.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2009 are $1,117,000 and they expire through 2010.  Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

The Bank has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations, which are accounted for under the provisions of ASC 815, "Accounting for Derivative Instruments and Hedging Activities".  The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities.  Financial derivatives are reported at fair value in other assets or other liabilities.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note N - (continued)

The trade date securities represent the contractual agreement to purchase $13.4 million of agency mortgage-backed securities which settled in January 2009.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that, as of December 31, 2009, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the institution's category.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can prompt certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators involving factors such as the risk weights assigned to assets and what items may be counted as capital.  Regulators also have broad discretion to require any institution to maintain higher capital levels than otherwise required by statute or regulation, even institutions that are considered "well-capitalized" under applicable regulations.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O - (continued)

The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2009 and 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total Capital (to Risk-Weighted Assets)
Company	$106,884	19.3%	$44,356	≥8.0%	$—	N/A
Bank	90,751	16.9%	43,080	≥8.0%	53,850	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	99,954	18.0%	22,178	≥4.0%	—	N/A
Bank	84,002	15.6%	21,540	≥4.0%	32,310	≥6.0%
Tier I Capital (to Average Assets)
Company	99,954	11.3%	35,267	≥4.0%	—	N/A
Bank	84,002	9.8%	34,313	≥4.0%	42,891	≥5.0%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital (to Risk-Weighted Assets)
Company	$111,533	16.9%	$52,830	≥8.0%	$—	N/A
Bank	87,178	13.4%	51,948	≥8.0%	64,935	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	102,329	15.5%	26,415	≥4.0%	—	N/A
Bank	79,129	12.2%	25,974	≥4.0%	38,961	≥6.0%
Tier I Capital (to Average Assets)
Company	102,329	9.9%	41,440	≥4.0%	—	N/A
Bank	79,129	8.9%	35,774	≥4.0%	44,718	≥5.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS
(In Thousands)

	December 31,
	2009	2008
ASSETS

Cash	$6,924	$10,877
Equity investment in subsidiaries	92,079	67,746
Investment in securities available for sale	5,807	4,290
Accrued interest receivable	38	230
Other assets	3,704	7,715
Total assets	$108,552	$90,858

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt	$22,681	$22,681
Other liabilities	635	2,225
Total liabilities	23,316	24,906

Stockholders' equity
Common stock	770	770
Series A preferred stock	1	1
Additional paid-in capital	150,985	150,985
Retained earnings (accumulated deficit)	(46,833)	(39,795)
Accumulated other comprehensive loss, net	(13,276)	(39,598)
Common stock in treasury, at cost	(6,411)	(6,411)
Total stockholders' equity	85,236	65,952
	$108,552	$90,858

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - (continued)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	For The Years Ended December 31,
	2009	2008	2007
INCOME
Interest income from the Bank	$7	$32	$51
Interest income	549	1,175	1,271
Gain on sales of investment securities	—	—	125
Other income	330	319	235
Total income	886	1,526	1,682

EXPENSES
Salaries and employee benefits	893	761	771
Interest expense	784	1,234	1,840
Other than temporary credit impairment charges on securities	8,948	—	—
Other expenses	1,090	732	746
Total expenses	11,715	2,727	3,357
Loss before income taxes and equity in undistributed net (loss) income of the Bank	(10,829)	(1,201)	(1,675)
Equity in undistributed net income (loss) of the Bank	7,638	(78,866)	6,727
(Loss) income before taxes	(3,191)	(80,067)	5,052
(Benefit) provision for income taxes	(953)	(162)	(302)
Net (loss) income	$(2,238)	$(79,905)	$5,354

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - (continued)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(2,238)	$(79,905)	$5,354
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sales of investment securities	—	—	(125)
Equity in undistributed net (income) loss of the Bank	(7,638)	78,866	(6,727)
Equity in undistributed net income of East 39, LLC	(329)	(319)	(235)
Dividends received from the Bank	2,790	2,013	1,810
Decrease in other liabilities	(1,590)	(359)	(1,748)
Decrease in other assets	904	16	136

Net cash (used in) provided by operating activities	(8,101)	312	(1,535)

Investing activities:
Investment securities available for sale
Purchases	—	—	(1,635)
Sales and redemptions	—	47	6,670
Other than temporary credit impairment charges on securities	8,948	—	—
Contributions to the Bank	—	(59,718)	—
Net cash provided by (used in) investing activities	8,948	(59,671)	2,028

Financing activities:
Proceeds from exercise of common stock options	—	—	1,363
Tax benefits from exercise of common stock options	—	—	359
Issuance of Series A Preferred Stock	—	60,000	—
Dividends paid on preferred stock	(4,800)	(837)	—
Dividends paid on common stock	—	(1,405)	(1,252)
Net cash (used in) provided by financing activities	(4,800)	57,758	470

Net (decrease) increase in cash and cash equivalents	(3,953)	(1,061)	963
Cash and cash equivalents at beginning of year	10,877	12,478	11,515
Cash and cash equivalents at end of year	$6,924	$10,877	$12,478

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note Q - SUBSEQUENT EVENTS

In April  2010, the Bank assigned its interest in real estate, that had previously secured a $13.5 million loan, to Momarm II Corporation ("Momarm") for $12.6 million, which represents the Bank's carrying value.  Momarm is owned by immediate family members of the Company's and the Bank's Chairman of the Board, who are also immediate family members of two other directors of the Bank.  The Bank received a fairness opinion with respect to the assignment and an independent appraisal of the real estate.

 In April 2010, the Bank sold three loans that it had originally booked at $7.5 million to Momarm for an aggregate purchase price of $3.15 million, which represents the Bank's carrying value.  The Bank received a fairness opinion with respect to the sale of each loan and an independent appraisal of the underlying assets.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A(T).  Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation and subsequent discussions and actions by the Company as described below, the CEO/CFO has concluded that as of December 31, 2009, for the reasons set forth below, the Disclosure Controls were not effective. However, as of June 7, 2010, due to the remediation described below, the Company believes its Disclosure Control is effective at the reasonable assurance level.

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

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company's Internal Control as of December 31, 2009. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2009, the Company's Internal Control was not effective based on those criteria.  In December 2009, we received certain comments from the SEC Staff regarding prior filings.  As a result of our discussions with the SEC Staff, we subsequently determined that certain securities held by us were other than temporarily impaired as of December 31, 2009 and we are filing this Annual Report on Form 10-K on that basis.  The comments from the SEC Staff and subsequent discussion led our management to re-evaluate its controls and procedures and determine that as of December 31, 2009, a material weakness existed with respect to our method of identification and valuation of securities for other than temporary impairment and related tax accounting.  As a result of these discussions, management revised the relevant controls and procedures to ensure that the Company's financial statements comply with the U.S. GAAP.  Due to this remedial action, management believes that as of June 7, 2010, the Internal Control is effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding Internal Control.  The Company's Internal Control was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Limitations on the Effectiveness of Controls.

The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its Internal Control will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2009 no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The following are the current directors and executive officers of the Company:

Name	Age	Position(s)
Steven Rosenberg	61	President, Chief Executive Officer, Chief Financial Officer and Director
William L. Cohen	68	Director
Martin A. Fischer	72	Director
Moses Marx	74	Director
Randolph B. Stockwell	63	Director
Moses Krausz	69	President of The Berkshire Bank and Director
David Lukens	60	Executive Vice President, Chief Financial Officer of The Berkshire Bank
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

Mr. Marx was elected a director in May 1995.  Mr. Marx has been the Managing Member of United Equities Company LLC since 2000 and the General Partner in its predecessor, United Equities Company, since 1954, and General Partner in United Equities Commodities Company since 1972.  He is also President of Momar Corp. All of these are private investment companies.  Mr. Marx served as a director of The Cooper Companies, Inc. from 1995 to March 2010.

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

At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal.  All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2010. The Company's officers, in their capacities as such, serve at the discretion of the Board of Directors.

Director Qualifications

In evaluating a director candidate, the Company, through its Board, seeks directors who represent a mix of backgrounds and experiences that it believes will enhance the quality of the Board's deliberations and decisions.  Candidates are required to have substantial experience with commercial or financial companies, or shall have achieved a high level of distinction in their chosen professions.  While the Board does not have a specific policy with regard to the consideration of diversity in identifying Board nominees, the Board seeks to maintain a diverse director mix that includes active or retired chief executive officers and senior executives and individuals with experience in law, finance and community banking.  Finally, in considering candidates for director, all potential board members are expected to display the personal attributes necessary to be an effective director: integrity, sound judgement, ability to operate collaboratively, and commitment to the Company, its stockholders, employees and other constituencies.  The Company's Board members represent a desirable mix of backgrounds, skills, and experiences, and they all share the personal attributes of effective directors described above and represent diverse viewpoints.  The specific experience and qualifications of our Board members that contribute to the effectiveness of our Board and led to our conclusion that they should serve as Board members are discussed above.

The Board may, but has not, employed professional search firms (for which it would pay a fee) to assist it in identifying potential members of the Board of Directors with the desired qualifications.

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

Executive Compensation

The following table shows the compensation paid in or with respect to the periods indicated to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2009 and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2009 (our "named executive officers").

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Steven Rosenberg	2008	230,000	30,000	356,393	—	616,393
President, Chief Executive Officer and Chief Financial Officer	2009	241,500	45,000	278,445	—	564,945

Moses Krausz	2008	465,398	150,000	13,740	11,725	640,863
President and Chief Executive Officer of The Berkshire Bank	2009	481,418	200,000	16,678	7,756	705,852

David Lukens	2008	192,000	30,000	20,127	9,258	251,385
Executive Vice President and Chief Financial Officer of The Berkshire Bank	2009	192,000	30,000	21,147	7,882	251,029

Narrative To Summary Compensation Table

Mr. Rosenberg does not have an employment agreement with us.  The amounts reported for Nonqualified Deferred Compensation Earnings includes only the change in the value of his benefit payable under our Retirement Income Plan.  Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan.

Mr. Krausz has an employment agreement with the Bank.  The agreement expires on April 30, 2012 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes only the earnings on the Deferred Compensation Plan.  Mr. Krausz does not participate in the Retirement Income Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $7,350 and $6,900 in 2009 and 2008, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with the Bank.  The agreement will expire on June 30, 2012 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions Mr. Lukens' employment agreement.  Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes the change in the value of Mr. Lukens' benefit payable under our Retirement Income Plan and earnings on the Deferred Compensation Plan, $14,578 and $6,569, respectively, in 2009 and $14,367 and $5,760, respectively, in 2008.  The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $6,687 and $6,683, in 2009 and 2008, respectively, and income associated with life insurance coverage.

1999 Stock Incentive Plan

Our 1999 Stock Incentive Plan permits the granting of awards in the form of nonqualified stock options, incentive stock options, restricted stock, deferred stock, and other stock-based incentives.  Up to 600,000 shares of our common stock may be issued pursuant to the 1999 Stock Incentive Plan (subject to appropriate adjustment in the event of changes in our corporate structure). Officers, directors and other key employees of us or any of our subsidiaries are eligible to receive awards under the 1999 Stock Incentive Plan.  The option exercise price of all options which are granted under the 1999 Stock Incentive Plan must be at least equal to 100% of the fair market value of a share of common stock of the Company on the date of grant.  At December 31, 2009, options to acquire 550,257 shares of our common stock have been granted under this plan and 2,076 options are outstanding and exercisable. In March 2009, the Stock Incentive Plan terminated and no options are available for future grants.

Post-Employment Compensation

Retirement Income Plan. Our Retirement Income Plan is a noncontributory defined benefit plan covering substantially all of our full-time, non-union United States employees. Under the Retirement Income Plan, our benefits were based upon a combination of employee compensation and years of service.  We paid the entire cost of the plan for our employees and funded such costs as they accrued. Our funding policy was to make annual contributions within minimum and maximum levels required by applicable regulations.  Our customary contributions were designed to fund normal cost on a current basis and fund over 30 years the estimated prior service cost of benefit improvements (15 years of annual gains and losses).  The projected unit cost method was used to determine the annual cost.  At December 31, 2009, Plan assets consisted of cash and cash equivalents.

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

The Retirement Income plan provides for a normal retirement age of 65. However, the estimated annual reduced benefits payable under the Retirement Income Plan upon earlier retirement at age 62 for Messrs. Rosenberg and Lukens are approximately $158,300 and $8,400, respectively at December 31, 2009.  In accordance with the laws currently governing the Retirement Income Plan, the estimated annual benefit payable to Mr. Rosenberg is not expected to increase.  Mr. Krausz is not a participant in the Retirement Income Plan.

Effective December 31, 2009, further benefit accruals were frozen and the Retirement Income Plan was terminated. (See Note K of Notes to Consolidated Financial Statements for more information concerning the Retirement Income Plan).

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

Compensation of Directors

Director Compensation for the Fiscal Year Ended December 31, 2009.

Name	Fees Earned or Paid in Cash $	Total $
William L. Cohen	30,000	30,000
Moses Marx	26,500	26,500
Martin A. Fischer	32,500	32,500
Randolph B. Stockwell	30,500	30,500

Each director who is not also an employee receives a stipend of $25,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each of these directors also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee.  The directors were eligible to participate in the Company's 1999 Stock Incentive Plan, which expired in March 2009, but have not received grants under that plan during 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2010 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and (iii) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William L. Cohen	0		*
Common Stock	Martin A. Fischer	10,800		*
Common Stock	Moses Krausz	90,464	(1)	1.3%
Common Stock	David Lukens	600		*
Common Stock	Moses Marx 160 Broadway New York, NY 10038	3,850,484	(2)	54.6%
Common Stock	Steven Rosenberg	62,580		*
Common Stock	Randolph B. Stockwell	21,000		*
Common Stock	All executive officers and directors as a group (7 persons)	4,035,928		57.2%

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

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2009. The equity compensation plan approved by security holders expired in March 2009. Therefore, no securities remain available for future issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,076	$8.29	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,076	$8.29	—

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

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

In January 2000, the Bank entered into a lease agreement with Bowling Green Associates, LP, the principal owner of which is Mr. Marx, for commercial space to open a bank branch.  We obtained an appraisal of the market rental value of the space from an independent appraisal firm and management believes that the terms of the lease, including the annual rent paid, $428,000, $405,000 and $368,000 in fiscal 2009, 2008 and 2007, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

On October 31, 2008, the Company's Chairman of the Board purchased 30,000 Series A Preferred Shares for an aggregate purchase price of $30,000,000.

In April  2010, the Bank assigned its interest in real estate, that had previously secured a $13.5 million loan, to Momarm II Corporation ("Momarm") for $12.6 million, which represents the Bank's carrying value.  Momarm is owned by immediate family members of the Company's and the Bank's Chairman of the Board, who are also immediate family members of two other directors of the Bank.  The Bank received a fairness opinion with respect to the assignment and an independent appraisal of the real estate.

 In April 2010, the Bank sold three loans that it had originally booked at $7.5 million to Momarm for an aggregate purchase price of $3.15 million, which represents the Bank's carrying value.  The Bank received a fairness opinion with respect to the sale of each loan and an independent appraisal of the underlying assets.

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

ITEM 14. Principal Accounting Fees and Services

The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees paid to Grant Thornton for the last two fiscal years are as follows:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008

Audit Fees	$432,163	$338,379

Audit Related Fees: Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	—	—

Tax Fees: Tax consulting, preparation of returns	81,480	71,695

All Other Fees: Professional services rendered for corporate support	—	—

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2009 and 2008. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee approves proposed services and fee estimates for these services.  The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved.  Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

10.7
Deferred Compensation Plan of The Berkshire Bank, effective July 1, 2006, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.8
Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+

10.9
Amendment No. 2 to Deferred Compensation of The Berkshire Bank, dated November 29, 2007 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007).

10.10
Amendment No. 3 to Deferred Compensation of The Berkshire Bank, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).+

10.11
Stock Purchase Agreement by and among Berkshire Bancorp Inc. and the Purchasers named therein, dated October 30, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).

10.12
Registration Rights Agreement among Berkshire Bancorp Inc. and the Purchasers named therein, dated as of October 30, 2008 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).

10.13	Amendment No. 4, dated as of November 4, 2009, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz.
10.14	Amendment No. 4, dated as of November 2, 2009, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens.
21.	Subsidiaries of the Company.
23.	Consent of Independent Registered Public Accounting Firm
31.	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Denotes a management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE BANCORP INC.

By:	/s/ Steven Rosenberg
Steven Rosenberg
President, (Chief Executive Officer)

Date:	June 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, (Chief
Executive Officer,
Principal Financial
Officer and Principal
Accounting Officer);
/s/ Steven Rosenberg	Director	June 9, 2010
Steven Rosenberg

/s/ William L. Cohen	Director	June 9, 2010
William L. Cohen

/s/ Martin A. Fischer	Director	June 9, 2010
Martin A. Fischer

/s/ Moses Krausz	Director	June 9 2010
Moses Krausz

/s/ Moses Marx	Director	June 9, 2010
Moses Marx

/s/ Randolph B. Stockwell	Director	June 9, 2010
Randolph B. Stockwell