Form 10-Q
period 2010-03-31
BERKSHIRE BANCORP INC /DE/
filed 2010-06-18
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2010

or

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

As of June 17, 2010, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements.  A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements.  Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, and other factors referred to in this Quarterly Report and in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2010 and
	December 31, 2009 (unaudited)	4

	Consolidated Statements of Operations
	For The Three Months Ended
	March 31, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Stockholders'
	Equity For The Three Months Ended
	March 31, 2010 and 2009 (unaudited)	6

	Consolidated Statements of Cash Flows
	For The Three Months Ended March 31,
	2010 and 2009 (unaudited)	7

	Notes to Consolidated Financial
	Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	24

Item 3.	Quantitative and Qualitative Disclosure
	About Market Risk	40

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 6.	Exhibits	42

Signature		43

Index of Exhibits		44

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$4,974	$5,427
Interest bearing deposits	67,546	55,376
Total cash and cash equivalents	72,520	60,803
Investment Securities:
Available-for-sale	369,088	357,478
Held-to-maturity, fair value of $338 in 2010 and $337 in 2009	334	340
Total investment securities	369,422	357,818
Loans, net of unearned income	403,811	430,349
Less: allowance for loan losses	(11,900)	(11,416)
Net loans	391,911	418,933
Accrued interest receivable	4,314	4,253
Real estate owned	12,318	—
Premises and equipment, net	8,421	8,532
Goodwill, net	18,549	18,549
Other assets	37,570	40,379
Total assets	$915,025	$909,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$70,212	$62,870
Interest bearing	646,283	650,574
Total deposits	716,495	713,444
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	27,933	31,004
Subordinated debt	22,681	22,681
Accrued interest payable	4,015	3,578
Other liabilities	5,537	3,324
Total liabilities	826,661	824,031

Stockholders' equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares
Issued — 60,000 shares
Outstanding —
March 31, 2010, 60,000 shares	1	1
December 31, 2009, 60,000 shares
Common stock - $.10 par value
Authorized — 25,000,000 shares
Issued — 7,698,285 shares
Outstanding —
March 31, 2010, 7,054,183 shares
December 31, 2009, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(46,879)	(46,833)
Accumulated other comprehensive loss, net	(10,102)	(13,276)
Treasury Stock at cost
March 31, 2010, 644,102	(6,411)	(6,411)
December 31, 2009, 644,102 shares
Total stockholders' equity	88,364	85,236
Total liabilities and stockholders' equity	$915,025	$909,267

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended March 31,
	2010	2009

INTEREST INCOME
Loans, including related fees	$6,533	$7,771
Investment securities	3,800	4,403
Federal funds sold and interest bearing deposits	51	271
Total interest income	10,384	12,445
INTEREST EXPENSE
Deposits	2,260	4,017
Securities sold under agreements to repurchase	498	584
Borrowings and subordinated debt	517	767
Total interest expense	3,275	5,368
Net interest income	7,109	7,077
PROVISION FOR LOAN LOSSES	1,250	150
Net interest income after provision for loan losses	5,859	6,927
NON-INTEREST INCOME
Service charges on deposit accounts	126	122
Investment securities gains	155	75
Other income	102	202
Total non-interest income	383	399
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	—	1,025
Less non-credit portion of OTTI recorded in other comprehensive loss	—	—
Net OTTI recognized in earnings	—	1,025
Salaries and employee benefits	2,341	2,361
Net occupancy expense	566	506
Equipment expense	91	99
FDIC assessment	468	683
Data processing expense	126	94
Other	820	912
Total non-interest expense	4,412	5,680
Income before provision for taxes	1,830	1,646
Provision for income taxes	676	577
Net income	$1,154	$1,069
Dividends on preferred stock	1,200	1,200
(Loss) allocated to common stockholders	$(46)	$(131)
Net (loss) per common share:
Basic	$(.01)	$(.02)
Diluted	$(.01)	$(.02)
Number of shares used to compute net (loss) per share:
Basic	7,054	7,054
Diluted	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Three Months Ended March 31, 2010 and 2009
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2008	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net income							1,069		$1,069	1,069
Other comprehensive (loss) net of taxes						(6,980)			(6,980)	(6,980)
Comprehensive (loss)									$(5,911)
Cash dividends - Preferred Stock							(1,200)			(1,200)

Balance at March 31, 2008	7,698	60	$770	$1	$150,985	$(46,578)	$(39,926)	$(6,411)		$58,841

Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							1,154		$1,154	1,154
Other comprehensive income net of taxes						3,174			3,174	3,174
Comprehensive income									$4,328
Cash dividends - Preferred Stock							(1,200)			(1,200)

Balance at March 31, 2010	7,698	60	$770	$1	$150,985	$(10,102)	$(46,879)	$(6,411)		$88,364

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,154	$1,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gains on investment securities	(155)	(75)
Other than temporary impairment charges on securities	—	1,025
Net amortization (accretion) of premiums of investment securities	646	(222)
Depreciation and amortization	130	138
Provision for loan losses	1,250	150
(Increase) decrease in accrued interest receivable	(61)	444
Decrease in other assets	2,809	9,789
Increase (decrease) in accrued interest payable and other liabilities	2,650	(14,546)
Net cash provided by (used in) operating activities	8,423	(2,228)

Cash flows from investing activities:
Investment securities available for sale Purchases	(59,706)	(81,958)
Sales, maturities and calls	50,779	67,139
Investment securities held to maturity Maturities	6	4
Net decrease in loans	13,454	12,817
Acquisition of premises and equipment	(19)	(17)
Net cash provided by (used in) investing activities	4,514	(2,015)

Cash flows from financing activities:
Net increase in non interest bearing deposits	7,342	2,212
Net decrease in interest bearing deposits	(4,291)	(40,347)
Decrease in securities sold under agreements to repurchase	—	(2,504)
Repayment of borrowings	(3,071)	(6,881)
Dividends paid on preferred stock	(1,200)	(1,200)
Net cash used in financing activities	(1,220)	(48,720)

Net increase (decrease) in cash and cash equivalents	11,717	(52,963)
Cash and cash equivalents at beginning of period	60,803	102,387
Cash and cash equivalents at end of period	$72,520	$49,424

Supplemental disclosures of cash flow information:
Cash used to pay interest	$2,838	$5,869
Cash used to pay income taxes, net of refunds	$—	$110
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$12,318	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(unaudited)

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2010 due to a variety of factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per common share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. There is no effect for dilutive shares for the three months ended March 31, 2010 and 2009 due to the net loss allocated to common stockholders recognized. The following table presents the Company's calculation of (loss) per common share for the periods indicated:

	For The Three Months Ended
	March 31, 2010			March 31, 2009
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income	$1,154			$1,069
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net income (loss) available to common stockholders	(46)	7,054	$(.01)	(131)	7,054	$(.02)

Effect of dilutive securities options	—	—	.—	—	—	.—
Diluted earnings (loss) per common share
Net income (loss) available to common stockholders plus assumed conversions	$(46)	7,054	$(.01)	$(131)	7,054	$(.02)

No options to purchase common shares were outstanding at March 31, 2010. Options to purchase 2,076 common shares at a weighted average exercise price of $8.29 were not included in the dilutive earnings per common shares as of March 31, 2009 as these options were anti-dilutive.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and professional loans	$36,312	9.0%	$50,672	11.7%
Secured by real estate
1-4 family	127,261	31.4	129,925	30.1
Multi family	7,307	1.8	7,432	1.7
Non-residential (commercial)	233,664	57.7	242,927	56.4
Consumer	339	0.1	396	0.1

Total loans	404,883	100.0%	431,352	100.0%
Deferred loan fees	(1,072)		(1,003)
Allowance for loan losses	(11,900)		(11,416)
Loans, net	$391,911		$418,933

The Bank had $3.2 million and $13.9 million of non accrual loans as of March 31, 2010 and December 31, 2009, respectively, and no loans delinquent more than ninety days and still accruing interest at March 31, 2010 and December 31, 2009. During the quarter ended March 31, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.

The activity in the allowance for loan losses for the three months ended (in thousands)

	March 31, 2010	March 31, 2009

Balance at beginning of period	$11,416	$9,204
Provision for loan losses	1,250	150
Charge-offs	(766)	(120)
Recoveries	—	105
Balance at end of period	$11,900	$11,416

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	March 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$334	$4	$—	$338

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$340	$—	$(3)	$337

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	March 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$60,224	$80	$(15)	$60,289
U.S. Government Agencies	81,863	145	(256)	81,752
Mortgage-backed securities	129,493	3,082	(586)	131,989
Corporate notes	18,380	1,643	(1,655)	18,368
Single Issuer Trust Preferred CDO	1,021	35	--	1,056
Pooled Trust Preferred CDO	6,459	--	(6,165)	294
Municipal securities	1,973	322	--	2,295
Auction rate securities	78,895	--	(10,690)	68,205
Marketable equity securities and other	4,509	332	(1)	4,840
Totals	$382,817	$5,639	$(19,368)	$369,088

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	--	--	1,021
Pooled Trust Preferred CDO	6,463	--	(6,313)	150
Municipal securities	1,973	198	--	2,171
Auction rate securities	78,895	--	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

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

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of March 31, 2010 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

For the three months ended March 31, 2010, there has been no change to the composition of our auction rate securities.  The fair value of the auction rate securities increased by approximately $1.3 million to $68.2 million at March 31, 2010 from $66.9 million at December 31, 2009.

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of March 31, 2010, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities.  We also perform a discounted cash flow analysis, but we considered the market value of the preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through March 31, 2010, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for Freddie Mac.  Currently, the interest rate paid approximates the rate paid on money market deposit accounts.
At March 31, 2010 and December 31, 2009, we had six and six auction rate securities, respectively, with an aggregate fair market value of $20.4 million and $19.4 million, respectively, which were below investment grade.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that, as of March 31, 2010, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized. During the three months ended March 31, 2010, no auction rate securities were redeemed.

At March 31, 2010 and December 31, 2009, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges of $3.5 million in fiscal year 2009), and a fair value of $294,000 and $150,000, respectively.  We own a Class B tranch of the TPCDO, which was considered below investment grade at both March 31, 2010 and December 31, 2009.  We obtain discounted cash flow scenarios from independent third parties and use the most conservative result in order to value the TPCDO, which we believe also reflects the most likely expected cash flow.  Based upon the discounted cash flow analysis, no additional credit related OTTI charges were recognized during the quarter ended March 31, 2010.

There have been no credit rating down grades on any of our credit securities subsequent to December 31, 2009.

At March 31, 2010 and December 31, 2009, the Company owned preferred and common stock (collectively "equity securities").  During the quarter ended March 31, 2010, we disposed of equity securities with a cost basis of approximately $1.0 million, realizing a gain of approximately $3,000.  The fair value of the remaining equity securities at March 31, 2010 increased by approximately $261,000 from the fair value at December 31, 2009.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at March 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$10,056	$15	$--	$--	$10,056	$15
U.S. Government Agencies	30,424	256	--	--	30,424	256
Mortgage-backed securities	13,990	70	12,262	517	26,252	586
Corporate notes	2,584	9	7,517	1,646	10,101	1,655
Pooled Trust Preferred CDO	—	—	294	6,165	294	6,165
Auction rate securities	—	—	59,765	10,690	59,765	10,690

Subtotal, debt securities	57,054	350	79,838	19,018	136,892	19,367
Marketable equity securities and other	11	1	—	—	11	1
Total temporarily impaired securities	$57,065	$351	$79,838	$19,018	$136,903	$19,368

The Company had a total of 64 debt securities with a fair market value of $136.9 million which were temporarily impaired at March 31, 2010.  The total unrealized loss on these securities was $19.4 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 7.9% of total assets at March 31, 2010.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at March 31, 2010 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$26,034	$26,409	$—	$—
Due after one through five years	63,691	63,431	—	—
Due after five through ten years	26,564	26,641	—	—
Due after ten years	183,124	179,562	334	338
Auction rate securities	78,895	68,205	—	—
Marketable equity securities and other	4,509	4,840	—	—
Totals	$382,817	$369,088	$334	$338

Gross gains realized on the sales of investment securities for the three months ended March 31, 2010, and 2009 were approximately $155,000 and $75,000, respectively.  Gross losses realized were approximately $0 and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, securities sold under agreements to repurchase with a book value of approximately $50.0 million and $50.0 million, respectively, were outstanding.  The book value of the securities pledged for these repurchase agreements was $57.0 million and $55.6 million, respectively. As of March 31, 2010 and December 31, 2009, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Three Months Ended March 31, 2010		Twelve Months Ended December 31, 2009
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$66,323	—	$56,544	—
NOW and money market	25,817	0.25%	23,900	0.31%
Savings deposits	198,555	0.99	180,729	1.24
Time deposits	419,678	1.67	426,892	2.32
Total deposits	$710,373	1.27%	$688,065	1.78%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period.  The following table presents the components of comprehensive income (loss), based on the provisions of ASC 220:

	For The Three Months Ended
	March 31, 2010			March 31, 2009
	Before tax amount	Tax (expense) benefit	Net of tax Amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$5,445	$(2,178)	$3,267	$(10,708)	$4,283	$(6,425)
Less reclassification adjustment for gains (losses) realized in net income	155	(62)	93	(950)	380	(570)
Unrealized gain (loss) on investment securities	5,290	(2,116)	3,174	(11,658)	4,663	(6,995)
Change in minimum pension liability	—	—	—	15	—	15
Other comprehensive income (loss), net	$5,290	$(2,116)	$3,174	$(11,643)	$4,663	$(6,980)

Note 7. Employee Benefit Plans

Until it was frozen and terminated on December 31, 2009, the Company had a Retirement Income Plan (the "Plan"), a noncontributory defined benefit plan covering substantially all full-time, non-union United States employees of the Company.  The following interim-period information is being provided in accordance with FASB ASC 715, Compensation-Retirement Benefits, based upon the most recent actuarial valuation dated December 31, 2009.

	For The Three Months Ended March 31,
	2010	2009

Service cost	$—	$103,250
Interest cost	—	64,250
Expected return on plan assets	—	(70,500)
Amortization and Deferral:
Prior service cost	—	4,500
Loss	—	36,500
Net periodic pension cost	$—	$138,000

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7. - (continued)

During the fiscal year ending December 31, 2010 we intend to contribute the amount necessary to fund all Plan benefits prior to their distribution under the termination of the Plan.  Our actuary estimates the necessary contribution to be $935,000.

The Pension Protection Act of 2006 (the "PPA") changed the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA was the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities.  In order to avoid these restrictions, during the three months ended March 31, 2009 we contributed approximately $1.1 million to the Plan.

Note 8.  Fair Value of Financial Instruments

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2010 and December 31, 2009 are outlined below.

	March 31, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$369,422	$369,426	$357,818	$357,815
Loans, net of unearned income	403,811	407,783	430,349	428,990
Time Deposits	414,690	429,449	427,777	429,449
Repurchase Agreements	50,000	49,841	50,000	49,842
Borrowings	27,933	28,447	31,004	31,756
Subordinated debt	22,681	22,681	22,681	22,681

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

For cash and cash equivalents, the recorded book value of $72.5 million and $60.8 million at March 31, 2010 and December 31, 2009, respectively, approximates fair value.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value. The fair value of time deposits have been valued using net present value discounted cash flow.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps was approximately $32,000 and $117,000 at March 31, 2010 and December 31, 2009, respectively.

The fair value of the borrowings and subordinated debt approximates the carrying value due to the re-pricing of the debt.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

The Company determines fair value under the guidance of FASB ASC 820, "Fair Value Measurements and Disclosure", ("ASC 820") which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.  There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of auction rate securities and instruments that are not readily marketable and may only be redeemed with the issuer at par, which is the stated value, such as Federal Home Loan Bank and Federal Reserve Bank stock. The auction rate securities are valued as described in Note 4. Investment Securities.

Assets measured at fair value on a recurring basis during fiscal year 2010 and fiscal year 2009 are summarized below.

	At March 31, 2010 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2010
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$3,150	$3,150
Investment securities available for sale	67,321	233,562	68,205	369,088
Total	$67,321	$233,562	$71,355	$372,238

The above table includes $13.7 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at March 31, 2010 and has determined that the unrealized losses are temporary.

The fair value of the derivative is approximately $32,000 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

	At December 31, 2009 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$15,468	$15,468
Investment securities available for sale	56,006	235,793	66,942	358,741
Total	$56,006	$235,793	$82,410	$374,209

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

The above table includes $20.8 million in net unrealized losses on the Company's available-for-sale securities.  The Company reviewed its investment portfolio at December 31, 2009, and determined that the unrealized losses, except as discussed in Note. 4 - Investment Securities, were temporary.

The fair value of real estate owned is determined by appraisals, which is then adjusted for the costs associated with liquidating the property. We measure real estate owned on a nonrecurring basis with Level 3 inputs.

The fair value of the derivative was approximately $117,000 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale	Impaired Loans

Balance, January 1, 2010	$66,942		$15,468
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	1,263
Purchases, Sales, Issuances and Settlements	—
Redemptions (Transfer to Other Real Estate Owned)	—		(12,318)
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, March 31, 2010	$68,205		$3,150

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$—	$

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 9.  New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820.  The update requires the following additional disclosures: (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) separately disclose information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows: (1)  fair value measurement disclosures are to be made for each class of assets and liabilities; and (2) disclosures are to be made about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 as to the Company, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855 Subsequent Events.  The update provides that an SEC filer is required to evaluate subsequent events through the date financial statements are issued.  However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The update was effective as of the date of issuance.  Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

Note 10.  Subsequent Events

We evaluated subsequent events under ASC Topic 855, Subsequent Events.  We did not identify any items which would require disclosure in or adjustment to the interim financial statements, except as disclosed in Form 10-K as and for the year ended December 31, 2009.

Internal Control Over Financial Reporting

The objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors.  The final rule was effective December 28, 2005.

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

On October 2, 2009, the SEC issued a final extension of SOX 404(b) for non-accelerated filers to fiscal years ending on or after June 15, 2010. Therefore, the Company, which would have been required to comply with Section 404 for the fiscal year ended December 31, 2007, will be required to obtain an external auditor's report on internal control over financial reporting for the fiscal year ending December 31, 2010.

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

Executive Summary

We are a Delaware corporation organized in March 1979, and a bank holding company registered under the Bank Holding Company Act of 1956.  We acquired The Berkshire Bank (the "Bank"), our indirect wholly-owned subsidiary in March 1999.  The Bank was organized in 1987 as a New York State chartered commercial bank. Our principal activity is the ownership and management of the Bank.  Our activities are primarily funded by cash on hand, rental income, income from our portfolio of investment securities and dividends, if any, received from the Bank.  Our common stock is traded on the NASDAQ Stock Market under the symbol "BERK."

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities.  The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and two deposit-taking offices in Ridgefield and Teaneck, New Jersey.  The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio.  The Bank's primary regulator is the New York State Banking Department. Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank system.

Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities.  Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities.  We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees, and other fees, dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses and income tax expense.  Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on loans.

Our investment policy, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.  In establishing our investment strategies, we consider our business and growth strategies, the economic environment, out interest rate risk exposure, our interest rate sensitivity "gap" position, the types of securities to be held, and other factors. We classify our investment securities as available for sale.

We recorded a provision for loan losses of $1.25 million during the three months ended March 31, 2010, which was a $1.1 million increase from the $150,000 provision recorded during the three months ended March 31, 2009.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" in Item 2 for further discussion of the allowance for loan losses.

Net income, before dividends on our Series A Preferred Stock, for the three months ended March 31, 2010 was $1.15 million, compared to net income of $1.07 million for the three months ended March 31, 2009.  Net loss allocated to common stockholders, including dividends on our Series A Preferred Stock, was $46,000 and $131,000 for the three months ended March 31, 2010 and 2009, respectively.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries.  All references to earnings per share, unless stated otherwise, refer to earnings per diluted share.  References to Notes herein are references to the "Notes to Consolidated Financial Statements" of the Company located in Item 1 herein.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America ("GAAP") and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting policies.  The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses.  Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience.  The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.  See "Provision for Loan Losses" in Item 3 for further discussion of the allowance for loan losses.

Goodwill is subject to impairment testing at least annually or when triggering events occur to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank, the reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting units exceed the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the carrying value.  As of December 31, 2009, the goodwill was evaluated for impairment with no recognition of impairment considered necessary.  The fair value of the reporting unit was substantially greater than the carrying value at the date of valuation.  Management determined that there were no additional impairment indicators subsequent to the December 31, 2009 evaluation.

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

The Company conducts a periodic review and evaluation of its securities portfolio, taking into account the severity and duration of each unrealized loss, as well as management's intent and ability to hold the security until the unrealized loss is substantially eliminated, in order to determine if a decline in market value of any security below its carrying value is either temporary or other than temporary.  Unrealized losses on held-to-maturity securities that are deemed temporary are disclosed but not recognized.  Unrealized losses on debt or equity securities available-for-sale that are deemed temporary are excluded from net income and reported net of deferred taxes as other comprehensive income or loss.  All unrealized losses that are deemed other than temporary on either available-for-sale or held-to-maturity securities are recognized immediately as a reduction of the carrying amount of the security, with a charge recorded in the Company's consolidated statements of operations.

The following table presents the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

	For The Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$419,820	$6,533	6.22%	$458,820	$7,771	6.77%
Investment securities	363,083	3,800	4.19	302,347	4,403	5.83
Other (2)(5)	59,780	51	0.34	68,368	271	1.59
Total interest-earning assets	842,683	10,384	4.93	829,535	12,445	6.00
Noninterest-earning assets	62,539			64,368
Total Assets	$905,222			$893,903

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	224,372	508	0.91%	204,515	716	1.40%
Time deposits	419,678	1,752	1.67	435,326	3,301	3.03
Other borrowings	101,168	1,015	4.01	123,564	1,351	4.38
Total interest-bearing liabilities	745,218	3,275	1.76	763,405	5,368	2.81

Demand deposits	66,323			53,844
Noninterest-bearing liabilities	7,682			10,099
Stockholders' equity (5)	85,999			66,555

Total liabilities and stockholders' equity	$905,222			$893,903

Net interest income		$7,109			$7,077

Interest-rate spread (3)			3.17%			3.19%

Net interest margin (4)			3.37%			3.41%

Ratio of average interest-earning assets to average interest bearing liabilities	1.13			1.09
______________________
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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Net Income (Loss) Allocated to Common Stockholders.  Net loss allocated to common stockholders for the three-month period ended March 31, 2010 was $46,000 or $.01 per common share, compared to a net loss of $131,000, or $.02 per common share, for the three-month period ended March 31, 2009.  The net loss for the 2010 quarter includes dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share.  The net loss in the 2009 quarter includes other than temporary impairment ("OTTI") charges on securities of $1.03 million, or $.14 per common share, and dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share.

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

For the quarter ended March 31, 2010, net interest income increased by approximately $30,000 to $7.11 million from $7.08 million for the quarter ended March 31, 2009. The increase in net interest income was due to the decrease in the average amounts of interest-bearing liabilities to $745.2 million during the 2010 quarter from $763.4 million during the 2009 quarter, and the decrease in the average rates paid on interest-bearing liabilities to 1.76% from 2.81% during the three months ended March 31, 2010 and 2009, respectively. The increase in net interest income was also due to the increase in the average amounts of interest-earning assets to $842.7 million during the 2010 quarter from $829.5 million during the 2009 quarter, partially offset by the decrease in the averages yield on interest-earning assets to 4.93% from 6.00% during the three months ended March 31, 2010 and 2009, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, was relatively flat at 3.17% and 3.19% during the three months ended March 31, 2010 and 2009, respectively.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, decreased by 4 basis points to 3.37% during the quarter ended March 31, 2010 from 3.41% during the quarter ended March 31, 2009.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended March 31, 2010 decreased by approximately $2.0 million to $10.4 million from $12.4 million for the quarter ended March 31, 2009.  The decrease in total interest income was due to the decrease in the average yields earned on the average amounts of interest-earning assets, partially offset by the increase in the average amounts of such assets as discussed above.

The following table presents the composition of interest income for the indicated periods.

	Three Months Ended March 31,
	2010		2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$6,533	62.92%	$7,771	62.44%
Investment Securities	3,800	36.59	4,403	35.38
Other	51	0.49	271	2.18
Total Interest Income	$10,384	100.00%	$12,445	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 50.0% of our total amount of average interest-earning assets during the quarter ended March 31, 2010 from 55.3% during the quarter ended March 31, 2009. During the three months ended March 31, 2010, the average amounts of investment securities increased to 43.1% of total interest-earning assets from 36.4% of total interest-earning assets during the three months ended March 31, 2009.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At March 31, 2010, total non-performing loan assets were $15.5 million, comprised of $3.2 million of non-accrual loans and $12.3 million of foreclosed real estate.  Additions to non-performing loan assets, were such additions to occur, would have an adverse effect on our results of operations.

As required by FASB ASC 320, Investment-Debt and Equity Securities, securities are classified into three categories: trading, held-to-maturity and available-for-sale.  Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income.  Securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.  All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of net worth.  The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future.  The Company generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises.  The Bank has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At March 31, 2010, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either March 31, 2010 or 2009.

Interest Expense.  Total interest expense during the quarter ended March 31, 2010 decreased by $2.1 million to $3.3 million from $5.4 million during the quarter ended March 31, 2009.  The decrease in total interest expense was due to the decrease in the average amounts of interest-bearing liabilities, to $745.2 million during the 2010 quarter from $763.4 million during the 2009 quarter, and the decrease in the average rates paid on the average amounts of interest-bearing liabilities to 1.8% in the 2010 quarter from 2.8% in the 2009 quarter.

The following table presents the composition of interest expense for the indicated periods.

	Three Months Ended March 31,
	2010		2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$508	15.51%	$716	13.34%
Time Deposits	1,752	53.50	3,301	61.49
Borrowings and Subordinated Debt	1,015	30.99	1,351	25.17
Total Interest Expense	$3,275	100.00%	$5,368	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2010, total non-interest income decreased by $16,000 to $383,000 from $399,000 for the three months ended March 31, 2009.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense for the three months ended March 31, 2010 was $4.4 million, compared to total non-interest expense of $5.7 million, including other than temporary impairment charges on securities of $1.0 million,for the three months ended March 31, 2009. Excluding the OTTI charges on securities in the 2009 quarter, total non-interest expense decreased by approximately $243,000 to $4.4 million from $4.7 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to the $215,000 decrease in our FDIC assessment.

The following table presents the components of non-interest expense for the indicated periods.

	Three Months Ended March 31,
	2010		2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,341	53.05	$2,361	41.57%
Net Occupancy Expense	566	12.83	506	8.91
Equipment Expense	91	2.06	99	1.74
FDIC Assessment	468	10.61	683	12.02
Data Processing Expense	126	2.86	94	1.65
Other than temporary impairment charges on securities	—	—	1,025	18.05
Other	820	18.59	912	16.06
Total Non-Interest Expense	$4,412	100.00%	$5,680	100.00%

Provision for Income Tax.  During the three-month periods ended March 31, 2010 and 2009, we recorded income tax expense of $676,000 and $577,000, respectively.
The effective tax rate was 36.9% for the three months ended March 31, 2010 as compared to 35.1% for the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through March 31, 2010, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first quarter of 2010. At March 31, 2010, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009

Average loans outstanding	$419,820	$458,820
Allowance at beginning of period	11,416	9,204
Charge-offs:
Commercial and other loans	—	102
Real estate loans	766	—

Total loans charged-off	766	102
Recoveries:
Commercial and other loans	—	105
Total loans recovered	—	105
Net (charge-offs) recoveries	(766)	3
Provision for loan losses charged to operating expenses	1,250	150
Allowance at end of period	$11,900	$9,357
Ratio of net (charge-offs) recoveries to average loans outstanding	(0.18)%	0.00%
Allowance as a percent of total loans	2.94%	2.06%
Total loans at end of period	$404,883	$454,986

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At March 31, 2010 and December 31, 2009, the Company had loans, net of unearned income, of $403.8 million and $430.3 million, respectively, and an allowance for loan losses of $11.9 million and $11.4 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At March 31, 2010 and December 31 2009, approximately $36.3 million and $50.7 million, respectively, or 9.0% and 11.70%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At March 31, 2010 and December 31, 2009, approximately $127.3 million and $129.9 million, respectively, or 31.4% and 30.1%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At March 31, 2010 and December 31, 2009, approximately 14.6% and 14.0%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 85.4% and 86.0%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At March 31, 2010 and December 31, 2009, the Company's loan portfolio was comprised of $241.3 million and $250.8 million, respectively, or 59.6% and 58.2%, respectively, of other loan products.

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of March 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2010, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2010. (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total Capital (to Risk-Weighted Assets)
Company	$106,810	20.1%	$42,453	>8.0%	—	N/A
Bank	91,936	17.8%	41,308	>8.0%	$51,635	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	99,896	18.8%	21,226	>4.0%	—	N/A
Bank	85,414	16.5%	20,654	>4.0%	30,981	>6.0%
Tier I Capital (to Average Assets)
Company	99,896	11.0%	36,209	>4.0%	—	N/A
Bank	85,414	9.8%	34,824	>4.0%	45,531	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $291 million is available from the Federal Reserve Bank and the FHLB-NY.

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

At March 31, 2010, our portfolio of investment securities included approximately $16.5 million, at cost, of corporate notes and approximately $6.5 million, at cost, of TPCDO's for which an OTTI charge has not been recorded in our financial statements. Due primarily to liquidity issues, the fair value of these securities, presently $15.0 million and $294,000, respectively, may be negatively impacted in the future.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.  Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company. See Note 8, "Fair Value of Financial Instruments" for further discussion of this policy.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $72.5 million, or 7.9% of total assets at March 31, 2010.  In addition, we have the capacity to borrow up to approximately $205 million from the Federal Reserve Bank and approximately $86 million from the FHLB-NY if the need should arise.

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

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At March 31, 2010, the Company had cash of approximately $5.3 million and investment securities with a fair market value of $7.0 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $12.0 million at March 31, 2010, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At March 31, 2010, the Bank had outstanding commitments of approximately $446.7 million; including $27.9 million of borrowings, $4.1 million of operating leases, and $414.7 million of time deposits.  These commitments include $354.0 million that mature or renew within one year, $89.9 million that mature or renew after one year and within three years, $2.7 million that mature or renew after three years and within five years and $178,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation and subsequent discussions and actions by the Company as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Form 10-K"), the CEO/CFO has concluded that as of March 31, 2010, the Disclosure Controls were not effective due to a material weakness pertaining to evaluation of other than temporary impairment and related tax accounting as described in the Form 10-K.  However, as of June 7, 2010, due to the remediation described in the Form 10-K, the Company believes its Disclosure Controls are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2010, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	June 18 , 2010	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.