Form 10-Q
period 2010-06-30
BERKSHIRE BANCORP INC /DE/
filed 2010-08-05
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2010

or

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

As of August 5, 2010, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$7,350	$5,427
Interest bearing deposits	71,555	55,376
Total cash and cash equivalents	78,905	60,803
Investment Securities:
Available-for-sale	338,469	357,478
Held-to-maturity, fair value of $328 in 2010 and $337 in 2009	329	340
Total investment securities	338,798	357,818
Loans, net of unearned income	383,273	430,349
Less: allowance for loan losses	(13,105)	(11,416)
Net loans	370,168	418,933
Accrued interest receivable	3,823	4,253
Premises and equipment, net	8,355	8,532
Goodwill, net	18,549	18,549
Other assets	38,095	40,379
Total assets	$856,693	$909,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$66,008	$62,870
Interest bearing	613,937	650,574
Total deposits	679,945	713,444
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	12,851	31,004
Subordinated debt	22,681	22,681
Accrued interest payable	3,464	3,578
Other liabilities	4,191	3,324
Total liabilities	773,132	824,031

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — June 30, 2010, 60,000 shares December 31, 2009, 60,000 shares	1	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — June 30, 2010, 7,054,183 shares December 31, 2009, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(47,454)	(46,833)
Accumulated other comprehensive loss, net	(14,330)	(13,276)
Treasury Stock at cost June 30, 2010, 644,102 December 31, 2009, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	83,561	85,236
Total liabilities and stockholders' equity	$856,693	$909,267

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including related fees	$6,473	$7,449	$13,006	$15,220
Investment securities	3,720	4,042	7,520	8,445
Federal funds sold and interest bearing deposits	65	182	116	453
Total interest income	10,258	11,673	20,642	24,118
INTEREST EXPENSE
Deposits	1,953	3,237	4,213	7,254
Securities sold under agreements to repurchase	502	591	1,000	1,175
Borrowings and subordinated debt	422	578	939	1,345
Total interest expense	2,877	4,406	6,152	9,774
Net interest income	7,381	7,267	14,490	14,344
PROVISION FOR LOAN LOSSES	1,500	400	2,750	550
Net interest income after provision for loan losses	5,881	6,867	11,740	13,794
NON-INTEREST INCOME
Service charges on deposits accounts	130	116	256	238
Investment securities gains	247	112	402	187
Gain on sale of foreclosed real estate, net	229	—	229	—
Other income	95	150	197	352
Total non-interest income	701	378	1,084	777
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	1,202	4,100	1,202	5,125
Less non-credit portion of OTTI recorded in other comprehensive loss	—	—	—	—
Net OTTI recognized in earnings	1,202	4,100	1,202	5,125
Salaries and employee benefits	2,407	2,311	4,748	4,672
Net occupancy expense	547	546	1,113	1,052
Equipment expense	92	95	183	194
FDIC assessment	468	585	936	1,268
Data processing expense	126	116	252	210
Other	876	861	1,696	1,773
Total non-interest expense	5,718	8,614	10,130	14,294
Income (loss) before provision for taxes	864	(1,369)	2,694	277
Provision for income taxes	239	1,066	915	1,643
Net income (loss)	$625	$(2,435)	$1,779	$(1,366)
Dividends on preferred stock	1,200	1,200	2,400	2,400

(Loss) allocated to common stockholders	$(575)	$(3,635)	$(621)	$(3,766)
Net (loss) per common share:
Basic	$(.08)	$(.52)	$(.09)	$(.53)
Diluted	$(.08)	$(.52)	$(.09)	$(.53)
Number of shares used to compute net (loss) per common share:
Basic	7,054	7,054	7,054	7,054
Diluted	7,054	7,054	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Six Months Ended June 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2008	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net (loss)							(1,366)		$(1,366)	(1,366)
Other comprehensive income net of taxes						8,421			8,421	8,421
Comprehensive income									$7,055
Cash dividends - Preferred Stock							(2,400)			(2,400)
Balance at June 30, 2009	7,698	60	$770	$1	$150,985	$(31,177)	$43,561	$(6,411)		$70,607

Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							1,779		$1,779	1,779
Other comprehensive loss net of taxes						(1,054)			(1,054)	(1,054)
Comprehensive income									$725
Cash dividends - Preferred Stock							(2,400)			(2,400)

Balance at June 30, 2010	7,698	60	$770	$1	$150,985	$(14,330)	$(47,454)	$(6,411)		$83,561

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,779	$(1,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on investment securities	(402)	(187)
Gain on sale of foreclosed real estate	(229)	—
Other than temporary impairment charges on securities	1,202	5,125
Net amortization (accretion) of premiums of investment securities	1,008	15
Depreciation and amortization	258	274
Provision for loan losses	2,750	550
Decrease in accrued interest receivable	430	981
Decrease in other assets	2,056	18,559
Increase (decrease) in accrued interest payable and other liabilities	753	(16,274)
Net cash provided by operating activities	9,605	7,677

Cash flows from investing activities:
Investment securities available for sale
Purchases	(113,680)	(138,550)
Sales, maturities and calls	130,055	133,710
Investment securities held to maturity
Maturities	11	11
Net decrease in loans	33,696	20,423
Proceeds from sale of foreclosed real estate	12,548	—
Acquisition of premises and equipment	(81)	(41)
Net cash provided by investing activities	62,549	15,553

Cash flows from financing activities:
Net increase in non interest bearing deposits	3,138	4,884
Net decrease in interest bearing deposits	(36,637)	(60,134)
Decrease in securities sold under agreements to repurchase	—	(2,504)
Repayment of borrowings	(18,153)	(8,799)
Dividends paid on preferred stock	(2,400)	(2,400)
Net cash (used in) financing activities	(54,052)	(68,953)

Net increase (decrease) in cash and cash equivalents	18,102	(45,723)
Cash and cash equivalents at beginning of period	60,803	102,387
Cash and cash equivalents at end of period	$78,905	$56,664

Supplemental disclosure of cash flow information:
Cash used to pay interest	$6,266	$12,516
Cash used to pay income taxes, net of refunds	$(1,080)	$930
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$12,318	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per common share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period.  There is no effect for dilutive shares for the three and six months ended June 30, 2010 and 2009 due to the net loss allocated to common stockholders. The following tables present the Company's calculation of loss per common share for the periods indicated:

	For The Three Months Ended
	June 30, 2010			June 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$625			$(2,435)
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net (loss) available to common stockholders	(575)	7,054	$(.08)	(3,635)	7,054	$(.52)
Effect of dilutive securities Options	—	—	.—	—	—	.—
Diluted earnings (loss) per common share
Net (loss) available to common stockholders plus assumed conversions	$(575)	7,054	$(.08)	$(3,635)	7,054	$(.52)

	For The Six Months Ended
	June 30, 2010			June 30, 2009
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$1,779			$(1,366)
Dividends paid to preferred shareholders	(2,400)			(2,400)
Net (loss) available to common stockholders	(621)	7,054	$(.09)	(3,766)	7,054	$(.53)
Effect of dilutive securities Options	—	—	.—	—	—	.—
Diluted earnings (loss) common per share
Net (loss) available to common stockholders plus assumed conversions	$(621)	7,054	$(.09)	$(3,766)	7,054	$(.53)

No options to purchase common shares were outstanding at June 30, 2010.  Options to purchase 2,076 common shares at a weighted average exercise price of $8.29 were not included in the dilutive loss per common share for the three and six months ended June 30, 2009 as these options were anti-dilutive.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:
	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and professional loans	$25,065	6.5%	$50,672	11.7%
Secured by real estate
1-4 family	123,441	32.1	129,925	30.1
Multi family	7,595	2.0	7,432	1.7
Non-residential (commercial)	227,800	59.3	242,927	56.4
Consumer	324	0.1	396	0.1
Total loans	384,225	100.0%	431,352	100.0%
Deferred loan fees	(952)		(1,003)
Allowance for loan losses	(13,105)		(11,416)
Loans, net	$370,168		$418,933

The Bank had $1.1 million and $13.9 million of non accrual loans as of June 30, 2010 and December 31, 2009, respectively, and no loans delinquent more than ninety days and still accruing interest at June 30, 2010 and December 31, 2009.  During the three months ended March 31, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.  In April 2010, the Bank sold its interest in the real estate that had secured the loan for $12.6 million.

Average impaired loans for the six months ended June 30, 2010 totalled approximately $7.6 million as compared to $0 for the six months ended June 30, 2009.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms totalled $431,000 and $0, respectively.  Average impaired loans for the three months ended June 30, 2010 totalled approximately $1.5 million as compared to $0 for the three months ended June 30, 2009.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms totalled $41,000 and $0, respectively.

Impaired and non-accrual loan balances were the same for the three and six months ended June 30, 2010.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In thousands)
Balance at beginning of period	$11,900	$9,357	$11,416	$9,204
Provision for loan losses	1,500	400	2,750	550
Charge-offs	(300)	—	(1,066)	(103)
Recoveries	5	—	5	106
Balance at end of period	$13,105	$9,757	$13,105	$9,757

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	June 30, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$329	$1	$(2)	$328

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$340	$—	$(3)	$337

The following is a summary of available-for-sale investment securities:

	June 30, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$60,259	$130	$—	$60,389
U.S. Government Agencies	75,622	874	(13)	76,483
Mortgage-backed securities	115,050	4,518	(273)	119,294
Corporate notes	17,684	947	(1,451)	17,180
Single Issuer Trust Preferred CDO	1,022	—	(362)	660
Pooled Trust Preferred CDO	6,459	—	(6,003)	456
Municipal securities	1,998	429	—	2,427
Auction rate securities	77,693	—	(19,161)	58,532
Marketable equity securities and other	2,919	133	(5)	3,048
Totals	$358,706	$7,031	$(27,268)	$338,469

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

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of June 30, 2010 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

For the six months ended June 30, 2010, there has been no change to the composition of our auction rate securities.  The fair value of the auction rate securities decreased by approximately $8.4 million to $58.5 million at June 30, 2010 from $66.9 million at December 31, 2009.  The Bank owns two auction rate securities which have Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred shares as the underlying collateral. In June 2010, Freddie Mac was delisted from the New York Stock Exchange resulting in a 39% decline in the price of the shares.  Since December 31, 2009, the value of the collateral has decreased by more than 70% with little expectation of recovery in the near term. Accordingly, we recorded a credit related OTTI charge of $1.2 million on the two auction rate securities at June 30, 2010 which reduced the amortized cost of these securities to the fair value at June 30, 2010.

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of June 30, 2010, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities.  We also perform a discounted cash flow analysis, but we considered the market value of the preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through June 30, 2010, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for Freddie Mac.  Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At June 30, 2010 and December 31, 2009, we had six and six auction rate securities, respectively, with an aggregate fair market value of $16.8 million and $19.4 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that except as noted above, as of June 30, 2010, there were no other credit related losses and the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the securities at the present time.

During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized. During the six months ended June 30, 2010, no auction rate securities were redeemed.

At June 30, 2010 and December 31, 2009, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges of $3.5 million in fiscal year 2009), and a fair value of $456,000 and $150,000, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both June 30, 2010 and December 31, 2009.  We obtain discounted cash flow scenarios from independent third parties and use the most conservative result in order to value the TPCDO, which we believe also reflects the most likely expected cash flow.  Based upon the discounted cash flow analysis, no additional credit related OTTI charges were recognized during the three or six months ended June 30, 2010.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

There have been no credit rating down grades on any of our credit securities subsequent to December 31, 2009.

At June 30, 2010 and December 31, 2009, the Company owned preferred and common stock (collectively "equity securities").  During the six-month period ended June 30, 2010, we disposed of equity securities with a cost basis of approximately $4.7 million, realizing a gain of approximately $6,000.  The fair value of the remaining equity securities at June 30, 2010 decreased by approximately $4.6 million from the fair value at December 31, 2009.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at June 30, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities

U.S. Government Agencies	$9,985	$13	$—	$—	$9,985	$13
Mortgage-backed securities	2,804	28	8,919	245	11,723	273
Corporate notes	2,001	144	7,384	1,307	9,385	1,451
Single Issuer Trust Preferred CDO	660	362	—	—	660	362
Pooled Trust Preferred CDO	—	—	456	6,003	456	6,003
Auction rate securities	—	—	50,838	19,161	50,838	19,161
Subtotal, debt securities	15,450	547	67,597	26,716	83,047	27,263
Marketable equity securities and other	44	5	—	—	44	5
Total temporarily impaired securities	$15,494	$552	$67,597	$26,716	$83,091	$27,268

The Company had a total of 13 debt securities with a fair market value of $82.5 million which were temporarily impaired at June 30, 2010.  The total unrealized loss on these securities was $27.3 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 9.2% of total assets at June 30, 2010.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at June 30, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$45,672	$45,646	$—	$—
Due after one through five years	43,112	42,787	—	—
Due after five through ten years	32,969	33,888	—	—
Due after ten years	156,341	154,568	329	328
Auction rate securities	77,693	58,532	—	—
Marketable equity securities and other	2,919	3,048	—	—
Totals	$358,706	$338,469	$329	$328

Gross gains realized on the sales of investment securities for the three months ended June 30, 2010, and 2009 were approximately $290,000 and $113,000, respectively. Gross losses realized were approximately $1.25 million and $1,000 for the three months ended June 30, 2010 and 2009, respectively.

Gross gains realized on the sales of investment securities for the six months ended June 30, 2010, and 2009 were approximately $445,000 and $188,000, respectively. Gross losses realized were approximately $1.25 million and $1.02 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, securities sold under agreements to repurchase with a book value of approximately $50.0 million and $50.0 million, respectively, were outstanding. The book value of the securities pledged for these repurchase agreements was $59.5 million and $55.6 million, respectively. As of June 30, 2010 and December 31, 2009, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Six Months Ended June 30, 2010		Twelve Months Ended December 31, 2009
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)

Demand deposits	$68,874	—	$56,544	—
NOW and money market	26,055	0.25%	23,900	0.31%
Savings deposits	201,743	0.86	180,729	1.24
Time deposits	411,155	1.61	426,892	2.32
Total deposits	$707,827	1.19%	$688,065	1.78%

Note 6. Other Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Six Months Ended
	June 30, 2010			June 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$(957)	$383	$(574)	$8,960	$(3,584)	$5,376
Less reclassification adjustment for (losses) realized in net income	(800)	320	(480)	(4,938)	1,975	(2,963)
Unrealized gain (loss) on investment securities	(1,757)	703	(1,054)	13,898	(5,559)	8,339
Change in minimum pension liability	—	—	—	82	—	82
Other comprehensive income (loss), net	$(1,757)	$703	$(1,054)	$13,980	$(5,559)	$8,421

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$—	$103,250	$—	$206,500
Interest cost	—	64,250	—	128,500
Expected return on plan assets	—	(70,500)	—	(141,000)
Amortization and Deferral:
Prior service cost	—	4,500	—	9,000
Loss	—	36,500	—	73,000
Net periodic pension cost	$—	$138,000	$—	$276,000

During the fiscal year ending December 31, 2010 we intend to contribute the amount necessary to fund all Plan benefits prior to their distribution under the termination of the Plan. Our actuary estimates the necessary contribution to be $935,000.

The Pension Protection Act of 2006 (the "PPA") changed the funding rules for defined benefit pension plans, beginning in 2008. A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities. In order to avoid these restrictions, during the six months ended June 30, 2009, we contributed approximately $1.21 million to the Plan. During the six months ended June 30, 2010, we contributed approximately $112,000 to the Plan.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2010 and December 31, 2009 are outlined below.

	June 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$338,798	$338,797	$357,818	$357,815
Loans, net of unearned income	383,273	389,082	430,349	428,990
Time Deposits	395,869	397,238	427,777	429,449
Repurchase Agreements	50,000	49,840	50,000	49,842
Borrowings	12,851	13,327	31,004	31,756
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book value of $78.9 million and $60.8 million at June 30, 2010 and December 31, 2009, respectively, approximates fair value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps was approximately $10,000 and $117,000 at June 30, 2010 and December 31, 2009, respectively.

The fair value of the borrowings and subordinated debt approximates the carrying value due to the re-pricing of the debt.

The Company determines fair value under the guidance of FASB ASC 820, Fair Value Measurements and Disclosure, ("ASC 820") which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

Assets measured at fair value during fiscal year 2010 and fiscal year 2009 are summarized below.

	At June 30, 2010 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2010
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$1,131	$1,131	(1)
Investment securities available for sale	66,771	213,166	58,532	338,469	(2)
Total	$66,771	$213,166	$59,663	$339,600

(1) Non-recurring basis
(2) Recurring basis

The above table includes $20.2 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at June 30, 2010 and has determined that the unrealized losses are temporary.

The fair value of the interest rate caps is approximately $10,000 and valued as a Level 3 input. Further disclosures are not included because they were not deemed material.

	At December 31, 2009 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$15,468	$15,468
Investment securities available for sale	56,006	235,793	66,942	358,741
Total assets	$56,006	$235,793	$82,410	$374,209

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

The above table includes $18.9 million in net unrealized losses on the Company's available-for-sale securities. The Company reviewed its investment portfolio at December 31, 2009, and determined that the unrealized losses, except as discussed in Note. 4 - Investment Securities, were temporary.

The fair value of real estate owned was determined by appraisals, which is then adjusted for the costs associated with liquidating the property. We measure real estate owned on a nonrecurring basis with Level 3 inputs.

The fair value of the interest rate caps was approximately $117,000 and valued as a Level 3 input. Further disclosures are not included because they were not deemed material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2010	$66,942
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(7,208)
Purchases, Sales, Issuances and Settlements	—
Redemptions (Transfer to Other Real Estate Owned)	—
Interest	—
Other than temporary impairment expense	(1,202)
Capital deductions for operating expenses	—
Balance, June 30, 2010	$58,532

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$—

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

In July 2010, the FASB issued ASU No. 2010-20 which amends the authoritative accounting guidance under topic 310, Receivables. The guidance amends existing disclosures to provide financial statement users with greater transparency about an entity's allowance for loan and lease losses and the credit quality of its loan and lease portfolio. Under the new guidelines, the allowance for loan and lease losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired loans and leases and non-accrual status are to be presented by class of loans and leases. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the loan and lease portfolio's risk and performance. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. Adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial condition.

Note 10. Subsequent Events

We evaluated subsequent events under ASC Topic 855, Subsequent Events. We did not identify any items which would require disclosure in or adjustment to the interim financial statements.

Internal Control Over Financial Reporting

The objective of the Company's Internal Control Program is to allow the Bank and management to comply with Part 363 of the FDIC's regulations ("FDICIA") and to allow the Company to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In November 2005, the FDIC amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. The final rule was effective December 28, 2005.

 Section 302 of SOX requires the CEOs and CFOs of the Company to (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of SOX requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor's report on management's assessment of its internal control.

The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. On October 2, 2009, the SEC issued a final extension of SOX 404(b) for non-accelerated filers, which would have required them to first comply with the provisions of Section 404(b) of SOX with respect to fiscal years ending on or after June 15, 2010. Section 404(b) of SOX requires a registrant to provide an attestation report on management's assessment of internal controls over financial reporting by the registrant's external auditor. Therefore, the Company would have been required to obtain an external auditor's attestation report on internal control over financial reporting for the fiscal year ending December 31, 2010. However, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act includes a provision which permanently exempts non-accelerated filers, including the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of SOX. Disclosure of management's attestations on internal control over financial reporting under Section 404(a) of SOX is still required.

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

We recorded a provision for loan losses of $1.5 million and $2.8 million during the three and six-month periods ended June 30, 2010, respectively, compared to a provision for loan losses of $400,000 and $550,000 during the three and six-month periods ended June 30, 2009, respectively. The increase in the provision for loan losses was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

In June 2010, we recorded a $1.2 million other than temporary impairment ("OTTI") charge on two auction rate securities which have Freddie Mac preferred shares as the underlying collateral. The OTTI charge was deemed appropriate due to the significant decline in the price of the Freddie Mac shares with little expectation of recovery in the near term. (See Note 4).

Net income, before dividends on our Series A Preferred Stock, for the three and six months ended June 30, 2010 was approximately $625,000 and $1.8 million, respectively, compared to a net loss of approximately $2.4 million and $1.4 million for the three and six months ended June 30, 2009. Net loss allocated to common stockholders, including dividends on our Series A Preferred Stock, was $575,000 and $621,000 for the three and six months ended June 30, 2010, respectively, compared to a net loss allocated to common stockholders of approximately $3.6 million and $3.8 million for the three and six months ended June 30, 2009, respectively.

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

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

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

	For The Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$392,714	$6,473	6.59%	$451,768	$7,449	6.60%
Investment securities	362,001	3,720	4.11	292,782	4,042	5.52
Other (2)(5)	80,695	65	0.32	60,450	182	1.20
Total interest-earning assets	835,410	10,258	4.91	805,000	11,673	5.80
Noninterest-earning assets	61,140			66,576
Total Assets	$896,550			$871,576

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	231,187	396	0.68%	200,642	559	1.11%
Time deposits	402,726	1,557	1.55	431,037	2,678	2.49
Other borrowings	94,287	924	3.92	116,961	1,169	4.00
Total interest-bearing liabilities	728,200	2,877	1.58	748,640	4,406	2.35

Demand deposits	71,398			53,778
Noninterest-bearing liabilities	8,551			9,189
Stockholders' equity (5)	88,401			59,969

Total liabilities and stockholders' equity	$896,550			$871,576

Net interest income		7,381			7,267

Interest-rate spread (3)			3.33%			3.45%

Net interest margin (4)			3.53%			3.61%

Ratio of average interest-earning assets to average interest bearing liabilities	1.15			1.08

(1)Includes nonaccrual loans.
(2)Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$406,192	$13,006	6.40%	$455,275	$15,220	6.69%
Investment securities	362,545	7,520	4.15	297,537	8,445	5.68
Other (2)(5)	70,291	116	0.33	64,388	453	1.41
Total interest-earning assets	839,028	20,642	4.92	817,200	24,118	5.90
Noninterest-earning assets	61,836			65,480
Total Assets	$900,864			$882,680

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	227,798	904	0.79%	202,567	1,276	1.26%
Time deposits	411,155	3,309	1.61	433,169	5,978	2.76
Other borrowings	97,709	1,939	3.97	120,244	2,520	4.19
Total interest-bearing liabilities	736,662	6,152	1.67	755,980	9,774	2.59

Demand deposits	68,874			53,811
Noninterest-bearing liabilities	8,118			9,644
Stockholders' equity (5)	87,210			63,245

Total liabilities and stockholders' equity	$900,864			$882,680

Net interest income		14,490			14,344

Interest-rate spread (3)			3.25%			3.31%

Net interest margin (4)			3.45%			3.51%

Ratio of average interest-earning assets to average interest bearing liabilities	1.14			1.08

(1)Includes nonaccrual loans.
(2)Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.

Net Income (Loss) Allocated to Common Stockholders. Net loss allocated to common stockholders for the three and six-month periods ended June 30, 2010 was $575,000 and $621,000, respectively, or $.08 and $.09 per common share, respectively. The net loss allocated to common stockholders for the three and six-month periods ended June 30, 2009 was $3.6 million and $3.8 million, respectively, or $.52 and $.53 per common share, respectively. The net loss reported for the three and six months ended June 30, 2010 includes OTTI charges of $1.2 million, or $.17 per common share, and dividends on our Series A Preferred Stock of $1.2 million and $2.4 million, respectively, or $.17 and $.34 per common share, respectively. The net loss reported for the three and six months ended June 30, 2009 includes OTTI charges of $4.1 million and $5.1 million, respectively, or $.58 and $.72 per common share, respectively, and dividends on our Series A Preferred Stock of $1.2 million and $2.4 million, respectively, or $.17 and $.34 per common share, respectively.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Net Interest Income. The Company's primary source of revenue is net interest income, or the difference between interest income earned on earning-assets, such as loans and investment securities, and interest expense on interest-bearing liabilities such as deposits and borrowings. The amount of interest income is dependent upon many factors including: (i) the amount of interest-earning assets that the Company can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non- performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

For the three and six months ended June 30, 2010, net interest income was $7.4 million and $14.5 million, respectively, compared to net interest income of $7.3 million and $14.3 million, respectively, for the three and six months ended June 30, 2009. The average yields earned on interest-earning assets declined to 4.91% and 4.92% during the three and six months ended June 30, 2010, respectively, from 5.80% and 5.90% during the three and six months ended June 30, 2009, respectively. The average rates paid on interest-bearing liabilities declined to 1.58% and 1.67% during the three and six months ended June 30, 2010, respectively, from 2.35% and 2.59% during the three and six months ended June 30, 2009, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 3.33% and 3.25% during the three and six-month periods of 2010, respectively, compared to 3.45% and 3.31% during the three and six-month periods of 2009, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.53% and 3.45% for the three and six months ended June 30, 2010, respectively, compared to 3.61% and 3.51% during the three and six months ended June 30, 2009. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.

Interest Income. Total interest income for the quarter ended June 30, 2010 decreased by $1.4 million to $10.3 million from $11.7 million for the quarter ended June 30, 2009. The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.91% during the 2010 quarter from 5.80% during the 2009 quarter, and the decrease in the average amount of higher yielding loans to $392.7 million during the 2010 quarter from $451.8 million during the 2009 quarter. The decrease in total interest income was partially offset by the $30.4 million increase in the average amount of interest-earning assets to $835.4 million from $805.0 million during the three months ended June 30, 2010 and 2009, respectively.

Total interest income for the six months ended June 30, 2010 decreased by $3.5 million to $20.6 million from $24.1 million for the six months ended June 30, 2009. The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.92% during the 2010 six-month period from 5.90% during the 2009 six-month period, and the decrease in the average amount of higher yielding loans to $406.2 million during the 2010 period from $455.3 million during the 2009 period. The decrease in total interest income was partially offset by the $21.8 million increase in the average amount of interest-earning assets to $839.0 million from $817.2 million during the six months ended June 30, 2010 and 2009, respectively.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended June 30,
	2010		2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$6,473	63.11%	$7,449	63.81%
Investment Securities	3,720	36.26	4,042	34.63
Other	65	0.63	182	1.56
Total Interest Income	$10,258	100.00%	$11,673	100.00%

	Six Months Ended June 30,
	2010		2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$13,006	63.01%	$15,220	63.10%
Investment Securities	7,520	36.43	8,445	35.02
Other	116	0.56	453	1.88
Total Interest Income	$20,642	100.00%	$24,118	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 47.0% and 48.4% of our total amount of average interest-earning assets during the three and six month-periods ended June 30, 2010, respectively, from 56.1% and 55.7% during the three and six month-periods ended June 30, 2009, respectively. The average amounts of investment securities increased to 43.3% and 43.2% of total average interest-earning assets during the three and six-month periods ended June 30, 2010, respectively, from 36.4% and 36.4% during the three and six-month periods ended June 30, 2009, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At June 30, 2010, total non-performing loans were $1.1 million of non-accrual loans.  Additions to non-performing loans, were such additions to occur, would have an adverse effect on our results of operations.

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

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At March 31, 2010, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either June 30, 2010 or December 31, 2009.

Interest Expense.  Total interest expense for the quarter ended June 30, 2010 decreased by $1.5 million to $2.9 million from $4.4 million for the quarter ended June 30, 2009.  The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.58% in the 2010 quarter from 2.35% in the 2009 quarter, and the decrease in the average amounts of interest-bearing liabilities to $728.2 million from $748.6 million for the quarter ended June 30, 2009.

Total interest expense for the six-month period ended June 30, 2010 decreased by $3.6 million to $6.2 million from $9.8 million for the six-month period ended June 30, 2009.  The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.67% during the 2010 six-month period from 2.59% during the 2009 six-month period, and the decrease in the average amounts of interest-bearing liabilities to $736.7 million from $756.0 million during the six months ended June 30, 2010 and 2009, respectively.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended June 30,
	2010		2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$396	13.76%	$559	12.69%
Time Deposits	1,557	54.12	2,678	60.78
Other Borrowings	924	32.12	1,169	26.53
Total Interest Expense	$2,877	100.00%	$4,406	100.00%

	Six Months Ended June 30,
	2010		2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$904	14.69%	$1,276	13.06%
Time Deposits	3,309	53.79	5,978	61.16
Other Borrowings	1,939	31.52	2,520	25.78
Total Interest Expense	$6,152	100.00%	$9,774	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and six months ended June 30, 2010, non-interest income amounted to $701,000 and $1.1 million, respectively, compared to non-interest income of $378,000 and $777,000 for the three and six months ended June 30, 2009, respectively.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense decreased by $2.9 million to $5.7 million for the three months ended June 30, 2010 from $8.6 million for the three months ended June 30, 2009.  The decrease was primarily due to the $2.9 million decrease in OTTI charges on investment securities.

Total non-interest expense decreased by $4.2 million to $10.1 million for the six months ended June 30, 2010 from $14.3 million for the six months ended June 30, 2009.  The decrease was primarily due to the $3.9 million decrease in OTTI charges on investment securities.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended June 30,
	2010		2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,407	42.10%	$2,311	26.82%
Net Occupancy Expense	547	9.57	546	6.34
Equipment Expense	92	1.61	95	1.10
FDIC Assessment	468	8.18	585	6.79
Data Processing Expense	126	2.20	116	1.35
Other than temporary impairment charge on securities	1,202	21.02	4,100	47.60
Other	876	15.32	861	10.00
Total Non-Interest Expense	$5,718	100.00%	$8,614	100.00%

	Six Months Ended June 30,
	2010		2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$4,748	46.86%	$4,672	32.69%
Net Occupancy Expense	1,113	10.99	1,052	7.36
Equipment Expense	183	1.81	194	1.36
FDIC Assessment	936	9.24	1,268	8.87
Data Processing Expense	252	2.49	210	1.47
Other than temporary impairment charge on securities	1,202	11.87	5,125	35.85
Other	1,696	16.74	1,773	12.40
Total Non-Interest Expense	$10,130	100.00%	$14,294	100.00%

Provision for Income Tax.  During the three and six months ended June 30, 2010, the Company recorded income tax expense of $239,000 and $915,000, respectively, compared to income tax expense of $1.07 million and $1.64 million, respectively, for the three and six months ended June 30, 2009.  Certain components of the OTTI charge recorded in 2009 were considered a capital loss for which the Company has no capital gains to offset. Therefore, a valuation allowance was recorded for these components of the OTTI charge for the three and six months ended June 30, 2009.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through June 30, 2010, the Company has purchased a total of 1,898,909 shares of its Common Stock.  We did not repurchase shares of the Company's Common Stock during the first and second quarters of 2010. At June 30, 2010, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average loans outstanding	$392,714	$451,768	$406,192	$455,275
Allowance at beginning of period	11,900	9,357	11,416	9,204
Charge-offs:
Commercial and other loans	300	—	300	103
Real estate loans	—	—	766	—
Total loans charged-off	300	—	1,066	103
Recoveries:
Commercial and other loans	5	—	5	106
Real estate loans	—	—	—	—
Total loans recovered	5	—	5	106
Net recoveries (charge-offs)	(295)	—	(1,061)	3
Provision for loan losses charged to operating expenses	1,500	400	2,750	550
Allowance at end of period	13,105	9,757	13,105	9,757
Ratio of net recoveries (charge-offs) to average loans outstanding	(0.08)%	0.00%	(0.26)%	0.00%
Allowance as a percent of total loans	3.41%	2.18%	3.41%	2.18%
Total loans at end of period	$384,225	$447,343	$384,225	$447,343

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At June 30, 2010 and December 31, 2009, the Company had loans, net of unearned income, of $383.3 million and $430.3 million, respectively, and an allowance for loan losses of $13.1 million and $11.4 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At June 30, 2010 and December 31 2009, approximately $25.1 million and $50.7 million, respectively, or 6.5% and 11.7%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At June 30, 2010 and December 31, 2009, approximately $123.4 million and $129.9 million, respectively, or 32.1% and 30.1%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At June 30, 2010 and December 31, 2009, approximately 14.2% and 13.9%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 85.8% and 86.1%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At June 30, 2010 and December 31, 2009, the Company's loan portfolio was comprised of $235.7 million and $250.8 million, respectively, or 61.4% and 58.2%, respectively, of other loan products.

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of June 30, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2010 (dollars in thousands):

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total Capital (to Risk-Weighted Assets)
Company	$106,092	21.6%	$39,390	≥8.0%	—	N/A
Bank	92,262	19.2%	38,402	≥8.0%	$48,002	≥10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	99,178	20.1%	19,695	≥4.0%	—	N/A
Bank	86,174	18.0%	19,201	≥4.0%	28,801	≥6.0%

Tier I Capital (to Average Assets)
Company	99,178	11.0%	36,035	≥4.0%	—	N/A
Bank	86,174	10.0%	34,489	≥4.0%	43,111	≥5.0%

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

At June 30, 2010, our portfolio of investment securities included approximately $10.8 million, at cost, of corporate notes and approximately $6.5 million, at cost, of TPCDO's for which an OTTI charge has not been recorded in our financial statements. Due primarily to liquidity issues, the fair value of these securities, presently $9.4 million and $295,000, respectively, may be negatively impacted in the future.

Based on our expected operating cash flows, strategic contraction of our balance sheet and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $78.9 million, or 9.2% of total assets at June 30, 2010.  In addition, we have the capacity to borrow up to approximately $188 million from the Federal Reserve Bank and approximately $115 million from the FHLB-NY if the need should arise.

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

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At June 30, 2010, the Company had cash of approximately $3.5 million and investment securities with a fair market value of $6.4 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $9.1 million at June 30, 2010, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At June 30, 2010, the Bank had outstanding commitments of approximately $412.4 million; including $12.8 million of borrowings, $3.8 million of operating leases, and $395.9 million of time deposits.  These commitments include $324.3 million that mature or renew within one year, $87.0 million that mature or renew after one year and within three years, $986,000 that mature or renew after three years and within five years and $130,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation and subsequent discussions and actions by the Company as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Form 10-K"), the CEO/CFO has concluded that as of June 30, 2010, due to the remediation described in the Form 10-K, along with the commencement of a more rigorous review of the investment portfolio for securities with OTTI indicators, the enhancement of the related documentation, and the refinement of the cash flow analysis, the Company's Disclosure Controls are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2010, other than the remediation noted above and as described in the Form 10-K, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date: August 5, 2010	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.