Form 10-Q
period 2010-09-30
BERKSHIRE BANCORP INC /DE/
filed 2010-11-10
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

or

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

As of November 9, 2010, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

INDEX

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$4,659	$5,427
Interest bearing deposits	72,088	55,376
Total cash and cash equivalents	76,747	60,803
Investment Securities:
Available-for-sale	356,557	357,478
Held-to-maturity, fair value of $322 in 2010 and $337 in 2009	324	340
Total investment securities	356,881	357,818
Loans, net of unearned income	375,923	430,349
Less: allowance for loan losses	(14,605)	(11,416)
Net loans	361,318	418,933
Accrued interest receivable	3,877	4,253
Premises and equipment, net	8,296	8,532
Goodwill, net	18,549	18,549
Other assets	35,808	40,379
Total assets	$861,476	$909,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$73,574	$62,870
Interest bearing	607,816	650,574
Total deposits	681,390	713,444
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	11,760	31,004
Subordinated debt	22,681	22,681
Accrued interest payable	2,673	3,578
Other liabilities	4,383	3,324
Total liabilities	772,887	824,031

Stockholders' equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — September 30, 2010, 60,000 shares December 31, 2009, 60,000 shares	1	1
Common stock - $.10 par value
Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — September 30, 2010, 7,054,183 shares December 31, 2009, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(47,023)	(46,833)
Accumulated other comprehensive loss, net	(9,733)	(13,276)
Treasury Stock at cost September 30, 2010, 644,102 shares December 31, 2009, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	88,589	85,236
Total liabilities and stockholders' equity	$861,476	$909,267

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including related fees	$6,295	$7,290	$19,301	$22,510
Investment securities	3,542	3,486	11,062	11,931
Federal funds sold and interest bearing deposits	41	129	157	582
Total interest income	9,878	10,905	30,520	35,023
INTEREST EXPENSE
Deposits	1,748	2,561	5,961	9,815
Securities sold under agreements to repurchase	507	595	1,507	1,770
Borrowings and subordinated debt	283	592	1,222	1,937
Total interest expense	2,538	3,748	8,690	13,522
Net interest income	7,340	7,157	21,830	21,501
PROVISION FOR LOAN LOSSES	1,500	1,000	4,250	1,550
Net interest income after provision for loan losses	5,840	6,157	17,580	19,951
NON-INTEREST INCOME
Service charges on deposit accounts	135	126	391	364
Investment securities gains	62	253	464	440
Gain on sale of foreclosed real estate, net	—	—	229	—
Other income	109	123	306	475
Total non-interest income	306	502	1,390	1,279
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	—	5,138	1,202	10,263
Less non-credit portion of OTTI recorded in other comprehensive loss	—	—	—	—
Net OTTI recognized in earnings	—	5,138	1,202	10,263
Salaries and employee benefits	2,388	2,339	7,136	7,011
Net occupancy expense	534	477	1,647	1,529
Equipment expense	90	92	273	286
FDIC assessment	438	330	1,374	1,598
Data processing expense	124	119	376	329
Other	2,332	842	4,028	2,615
Total non-interest expense	5,906	9,337	16,036	23,631
Income (loss) before provision for taxes	240	(2,678)	2,934	(2,401)
(Benefit) provision for income taxes	(1,391)	(285)	(476)	1,358
Net income (loss)	$1,631	$(2,393)	$3,410	$(3,759)
Dividends on preferred stock	1,200	1,200	3,600	3,600
Income (loss) allocated to common stockholders	$431	$(3,593)	$(190)	$(7,359)
Net income (loss) per common share:
Basic	$.06	$(.51)	$(.03)	$(1.04)
Diluted	$.06	$(.51)	$(.03)	$(1.04)
Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	7,054	7,054
Diluted	7,054	7,054	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Nine Months Ended September 30, 2010 and 2009
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2008	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net loss							(3,759)		(3,759)	(3,759)
Other comprehensive income net of taxes						18,582			18,582	18,582
Comprehensive income									$14,823
Cash dividends - Preferred Stock							(3,600)			(3,600)
Balance at September 30, 2009	7,698	60	$770	$1	$150,985	$(21,016)	$(47,154)	$(6,411)		$77,175

Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							3,410		3,410	3,410
Other comprehensive income net of taxes						3,543			3,543	3,543
Comprehensive income									$6,953
Cash dividends - Preferred Stock							(3,600)			(3,600)

Balance at September 30, 2010	7,698	60	$770	$1	$150,985	$(9,733)	$(47,023)	$(6,411)		$88,589

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,410	$(3,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on investment securities	(464)	(440)
Gain on sale of foreclosed real estate	(229)	—
Other than temporary impairment charges on securities	1,202	10,263
Net amortization of premiums of investment securities	1,709	708
Depreciation and amortization	387	402
Provision for loan losses	4,250	1,550
Decrease in accrued interest receivable	376	1,395
Decrease in other assets	4,571	25,872
Increase (decrease) in accrued interest payable and other liabilities	154	(16,969)
Net cash provided by operating activities	15,366	19,022

Cash flows from investing activities:
Investment securities available for sale
Purchases	(187,057)	(205,666)
Sales, maturities and calls	189,074	164,292
Investment securities held to maturity
Maturities	16	16
Net decrease in loans	41,046	25,306
Proceeds from sale of foreclosed real estate	12,548	—
Acquisition of premises and equipment	(151)	(96)
Net cash provided by (used in) investing activities	55,476	(16,148)

Cash flows from financing activities:
Net increase in non interest bearing deposits	10,704	6,466
Net decrease in interest bearing deposits	(42,758)	(45,020)
Decrease in securities sold under agreements to repurchase	—	(2,504)
Repayment of borrowings	(19,244)	(10,662)
Dividends paid on preferred stock	(3,600)	(3,600)
Net cash (used in) financing activities	(54,898)	(55,320)

Net increase (decrease) in cash and cash equivalents	15,944	(52,446)
Cash and cash equivalents at beginning of period	60,803	102,387
Cash and cash equivalents at end of period	$76,747	$49,941

Supplemental disclosure of cash flow information:
Cash used to pay interest	$9,595	$17,039
Cash used to pay income taxes, net of refunds	$(1,080)	$1,330
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$12,318	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarter of fiscal 2010 due to a variety of factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per common share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. There is no effect for dilutive shares for the three months ended September 30, 2010 due to the expiration of all previously granted options.  There is no effect for dilutive shares for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 due to the net loss allocated to common stockholders. The following tables present the Company's calculation of earnings (loss) per common share for the periods indicated:

	For The Three Months Ended
	September 30, 2010			September 30, 2009
	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$1,631			$(2,393)
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net income (loss) available to common stockholders	431	7,054	$.06	(3,593)	7,054	$(.51)
Effect of dilutive securities options	—	—	.—	—	—	.—
Diluted earnings (loss) per common share
Net income (loss) available to common stockholders plus assumed conversions	$431	7,054	$.06	$(3,593)	7,054	$(.51)

	For The Nine Months Ended
	September 30, 2010			September 30, 2009
	Income (Loss) (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$3,410			$(3,759)
Dividends paid to preferred shareholders	(3,600)			(3,600)
Net (loss) available to common stockholders	(190)	7,054	$(.03)	(7,359)	7,054	$(1.04)
Effect of dilutive securities options	—	—	.—	—	—	.—
Diluted earnings (loss) per common share
Net (loss) available to common stockholders plus assumed conversions	$(190)	7,054	$(.03)	$(7,359)	7,054	$(1.04)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and professional loans	$22,310	5.9%	$50,672	11.7%
Secured by real estate
1-4 family	117,159	31.1	129,925	30.1
Multi family	6,174	1.6	7,432	1.7
Non-residential (commercial)	230,438	61.2	242,927	56.4
Consumer	793	0.2	396	0.1

Total loans	376,874	100.0%	431,352	100.0%
Deferred loan fees	(951)		(1,003)
Allowance for loan losses	(14,605)		(11,416)
Loans, net	$361,318		$418,933

The Bank had $2.0 million and $13.9 million of non accrual loans as of September 30, 2010 and December 31, 2009, respectively, and no loans delinquent more than ninety days and still accruing interest at September 30, 2010 and December 31, 2009.  During the three months ended March 31, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.  In April 2010, the Bank sold its interest in the real estate that had secured the loan for $12.6 million.

Average impaired loans for the nine months ended September 30, 2010 and 2009 totalled approximately $4.9 million and $6.9 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms totalled $422,000 and $1.2 million, respectively.  Average impaired loans for the three months ended September 30, 2010 and 2009 totalled approximately $2.0 million and $13.5 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms totalled $62,000 and $816,000, respectively.

Impaired and non-accrual loan balances were the same as of September 30, 2010.

Subsequent to September 30, 2010, one of our loans totalling approximately $900,000 was brought current by the borrower and returned to accrual status.  The other non-accrual loan was restructured in such a way that management does not anticipate any additional loss.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Balance at beginning of period	$13,105	$9,757	$11,416	$9,204
Provision for loan losses	1,500	1,000	4,250	1,550
Charge-offs	—	(1)	(1,066)	(104)
Recoveries	—	—	5	106
Balance at end of period	$14,605	$10,756	$14,605	$10,756

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	September 30, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$324	$1	$(3)	$322

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$340	$—	$(3)	$337

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	September 30, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,112	$183	$—	$80,295
U.S. Government Agencies	55,416	1,065	(8)	56,473
Mortgage-backed securities	129,511	4,134	(351)	133,294
Corporate notes	17,834	1,074	(960)	17,948
Single Issuer Trust Preferred CDO	1,023	—	(363)	660
Pooled Trust Preferred CDO	6,459	—	(5,853)	606
Municipal securities	2,010	710	—	2,720
Auction rate securities	73,993	48	(12,500)	61,541
Marketable equity securities and other	2,870	150	—	3,020
Totals	$369,228	$7,364	$(20,035)	$356,557

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

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

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of September 30, 2010 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At September 30, 2010 and December 31, 2009, the amortized cost of our auction rate securities was approximately $74.0 million and $78.9 million, respectively.  The fair value of the auction rate securities decreased by approximately $5.4 million to $61.5 million at September 30, 2010 from $66.9 million at December 31, 2009, primarily due to these sale of $3.7 million of the securities.  The Bank owns two auction rate securities which have Federal Home Loan Mortgage Corporation ("Freddie Mac") preferred shares as the underlying collateral. In June 2010, Freddie Mac was delisted from the New York Stock Exchange resulting in a 39% decline in the price of the shares.  Since December 31, 2009, the value of the collateral has decreased by more than 70% with little expectation of recovery in the near term. Accordingly, we recorded a credit related OTTI charge of $1.2 million on the two auction rate securities at June 30, 2010 which reduced the amortized cost of these securities to the fair value at June 30, 2010.

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of September 30, 2010, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities and not convert to the underlying preferred securities.  We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through September 30, 2010, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for Freddie Mac. Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At both September 30, 2010 and December 31, 2009, we had six auction rate securities with an aggregate fair market value of $15.7 million and $19.4 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that except as noted above, as of September 30, 2010, there were no other credit related losses and the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the securities at the present time.

During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized. During the nine months ended September 30, 2010, $3.7 million of auction rate securities were sold at auction with no gain or loss recognized.

At September 30, 2010 and December 31, 2009, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges of $3.5 million in fiscal year 2009), and a fair value of $606,000 and $150,000, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both September 30, 2010 and December 31, 2009.  We obtain discounted cash flow scenarios from independent third parties and use the most conservative result in order to value the TPCDO, which we believe also reflects the most likely expected cash flow.  Based upon the discounted cash flow analysis, no additional credit related OTTI charges were recognized during the three or nine months ended September 30, 2010.

There have been no credit rating down grades on any of our credit securities subsequent to December 31, 2009.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

At September 30, 2010 and December 31, 2009, the Company owned preferred and common stock (collectively "equity securities").  During the nine-month period ended September 30, 2010, we disposed of marketable equity and other securities with a cost basis of approximately $4.8 million, realizing a gain of approximately $6,000 on the sale. The fair value of the remaining equity securities at September 30, 2010 increased by approximately $300,000 from the fair value at December 31, 2009.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at September 30, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities

U.S. Government Agencies	$14,993	$8	$—	$—	$14,993	$8
Mortgage-backed securities	24,417	127	8,215	224	32,632	351
Corporate notes	8,301	960	—	—	8,301	960
Single Issuer Trust Preferred CDO	—	—	660	363	660	363
Pooled Trust Preferred CDO	—	—	606	5,853	606	5,853
Auction rate securities	4,442	723	54,523	11,777	58,965	12,500

Total temporarily impaired scurities	$52,153	$1,818	$64,004	$18,217	$116,157	$20,035

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The Company had a total of 39 debt securities with a fair market value of $116.2 million which were temporarily impaired at September 30, 2010.  The total unrealized loss on these securities was $20.0 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 8.9% of total assets at September 30, 2010.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at September 30, 2010 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$55,634	$55,589	$—	$—
Due after one through five years	52,457	52,222	—	—
Due after five through ten years	44,372	45,897	—	—
Due after ten years	139,902	138,288	324	322
Auction rate securities	73,993	61,541	—	—
Marketable equity securities and other	2,870	3,020	—	—
Totals	$369,228	$356,557	$324	$322

Gross gains realized on the sales of investment securities for the three months ended September 30, 2010, and 2009 were approximately $72,000 and $253,000, respectively.  Gross losses realized were approximately $10,000 and zero for the three months ended September 30, 2010 and 2009, respectively.

Gross gains realized on the sales of investment securities for the nine months ended September 30, 2010, and 2009 were approximately $516,000 and $449,000, respectively.  Gross losses realized were approximately $52,000 and $9,000 for the nine months ended September 30, 2010 and 2009, respectively.

At both September 30, 2010 and December 31, 2009, securities sold under agreements to repurchase with a book value of approximately $50.0 million were outstanding.  The book value of the securities pledged for these repurchase agreements was $55.6 million at the respective dates.  As of September 30, 2010 and December 31, 2009, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Nine Months Ended September 30, 2010		Twelve Months Ended December 31, 2009
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$69,545	—	$56,544	—
NOW and money market	25,942	0.28%	23,900	0.31%
Savings deposits	200,178	0.78	180,729	1.24
Time deposits	404,980	1.56	426,892	2.32
Total deposits	$700,645	1.13%	$688,065	1.78%

Note 6. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period.  The following table presents the components of comprehensive income (loss):

	For The Nine Months Ended
	September 30, 2010			September 30, 2009
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$5,447	$(2,327)	$3,120	$20,942	$(8,377)	$12,565
Less reclassification adjustment for gains (losses) realized in net income	(738)	315	(423)	(9,823)	3,929	(5,894)
Unrealized gain (loss) on investment securities	6,185	(2,642)	3,543	30,765	(12,306)	18,459
Change in minimum pension liability	—	—	—	123	—	123
Other comprehensive income (loss), net	$6,185	$(2,642)	$3,543	$30,888	$(12,306)	$18,582

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$—	$103,250	$—	$309,750
Interest cost	—	64,250	—	192,750
Expected return on plan assets	—	(70,500)	—	(211,500)
Amortization and Deferral:
Prior service cost	—	4,500	—	13,500
Loss	—	36,500	—	109,500
Net periodic pension cost	$—	$138,000	$—	$414,000

During the fiscal year ending December 31, 2010 we intend to contribute the amount necessary to fund all Plan benefits prior to their distribution under the termination of the Plan.  Our actuary estimates the necessary contribution to be $935,000.

The Pension Protection Act of 2006 (the "PPA") changed the funding rules for defined benefit pension plans, beginning in 2008.  A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities.  In order to avoid these restrictions, during the nine months ended September 30, 2010 and 2009, we contributed approximately $112,000 and $1.1 million, respectively, to the Plan.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2010 and December 31, 2009 are outlined below.

	September 30, 2010		December 31, 2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$356,881	$356,879	$357,818	$357,815
Loans, net of unearned income	375,923	383,403	430,349	428,990
Time Deposits	389,978	391,753	427,777	429,449
Repurchase Agreements	50,000	49,846	50,000	49,842
Borrowings	11,760	12,201	31,004	31,756
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book value of $76.7 million and $60.8 million at September 30, 2010 and December 31, 2009, respectively, approximates fair value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps was approximately $19,000 and $117,000 at September 30, 2010 and December 31, 2009, respectively.

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

Assets measured at fair value during fiscal year 2010 and fiscal year 2009 are summarized below.

	At September 30, 2010 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2010
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$2,000	$2,000	(1)
Investment securities available for sale	87,240	207,776	61,541	356,557	(2)
Total	$87,240	$207,776	$63,541	$358,557

(1) Non-recurring basis
(2) Recurring basis

The above table includes $12.7 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at September 30, 2010 and has determined that the unrealized losses are temporary.

The fair value of the interest rate caps is approximately $19,000 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

	At December 31, 2009 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$15,468	$15,468	(1)
Investment securities available for sale	56,006	235,793	66,942	358,741	(2)
Total assets	$56,006	$235,793	$82,410	$374,209

(1) Non-recurring basis
(2) Recurring basis

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2010	$66,942
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(499)
Purchases, Sales, Issuances and Settlements	(3,700)
Redemptions (Transfer to Other Real Estate Owned)	—
Interest	—
Other than temporary impairment expense	(1,202)
Capital deductions for operating expenses	—
Balance, September 30, 2010	$61,541

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$—

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business.  Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact the Company's results of operations, financial condition or liquidity.

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

We recorded a provision for loan losses of $1.5 million and $4.3 million during the three and nine-month periods ended September 30, 2010, respectively, compared to a provision for loan losses of $1.0 million and $1.6 million during the three and nine-month periods ended September 30, 2009, respectively. The increase in the provision for loan losses was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

In June 2010, we recorded a $1.2 million other than temporary impairment ("OTTI") charge on two auction rate securities which have Freddie Mac preferred shares as the underlying collateral.  The OTTI charge was deemed appropriate due to the significant decline in the price of the Freddie Mac shares with little expectation of recovery in the near term.  (See Note 4).

Net income, before dividends on our Series A Preferred Stock, for the three and nine months ended September 30, 2010 was approximately $1.6 million and $3.4 million, respectively, compared to a net loss of approximately $2.4 million and $3.8 million for the three and nine months ended September 30, 2009.  Net income allocated to common stockholders, after dividends on our Series A Preferred Stock, was $431,000 for the three months ended September 30, 2010 and a net loss of $190,000 for the nine months ended September 30, 2010, compared to a net loss allocated to common stockholders of approximately $3.6 million and $7.4 million for the three and nine months ended September 30, 2009, respectively.

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

Goodwill is subject to impairment testing at least annually or when triggering events occur to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank, the reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting units exceed the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the fair value, which would then become the new carrying value.  As of December 31, 2009, the goodwill was evaluated for impairment with no recognition of impairment considered necessary.  The fair value of the reporting unit was substantially greater than the carrying value at the date of valuation.  Management determined that there were no additional impairment indicators subsequent to the December 31, 2009 evaluation.

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

	For The Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$379,983	$6,295	6.63%	$440,146	$7,290	6.63%
Investment securities	354,049	3,542	4.00	315,395	3,486	4.42
Other (2)(5)	64,543	41	0.25	56,314	129	0.92
Total interest-earning assets	798,575	9,878	4.95	811,855	10,905	5.37
Noninterest-earning assets	59,125			55,456
Total Assets	$857,700			$867,311

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	222,710	333	0.60%	201,817	533	1.06%
Time deposits	392,832	1,415	1.44	414,620	2,028	1.96
Other borrowings	84,918	790	3.72	115,044	1,187	4.13
Total interest-bearing liabilities	700,460	2,538	1.45	731,481	3,748	2.05

Demand deposits	70,865			56,821
Noninterest-bearing liabilities	7,603			7,611
Stockholders' equity (5)	78,772			71,398

Total liabilities and stockholders' equity	$857,700			$867,311

Net interest income		$7,340			$7,157

Interest-rate spread (3)			3.50%			3.32%

Net interest margin (4)			3.68%			3.53%

Ratio of average interest-earning assets to average interest bearing liabilities	1.14			1.11

(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$397,356	$19,301	6.48%	$450,176	$22,510	6.67%
Investment securities	361,229	11,062	4.08	303,555	11,931	5.24
Other (2)(5)	68,364	157	0.30	61,669	582	1.26
Total interest-earning assets	826,949	30,520	4.92	815,400	35,023	5.73
Noninterest-earning assets	59,838			62,109
Total Assets	$886,787			$877,509

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	226,120	1,237	0.73%	202,314	1,809	1.19%
Time deposits	404,980	4,724	1.56	426,918	8,006	2.50
Other borrowings	93,399	2,729	3.90	118,491	3,707	4.17
Total interest-bearing liabilities	724,499	8,690	1.60	747,723	13,522	2.41

Demand deposits	69,545			54,825
Noninterest-bearing liabilities	7,940			8,961
Stockholders' equity (5)	84,803			66,000

Total liabilities and stockholders' equity	$886,787			$877,509

Net interest income		$21,830			$21,501

Interest-rate spread (3)			3.32%			3.32%

Net interest margin (4)			3.52%			3.52%

Ratio of average interest-earning assets to average interest bearing liabilities	1.14			1.09

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

Net Income (Loss) Allocated to Common Stockholders.  Net income allocated to common stockholders for the three-month period ended September 30, 2010 was $431,000, or $.06 per common share. Net loss allocated to common stockholders for the nine-month period ended September 30, 2010 was $190,000 or $.03 per common share.  The net loss allocated to common stockholders for the three and nine-month periods ended September 30, 2009 was $3.6 million and $7.4 million, respectively, or $.51 and $1.04 per common share, respectively.  The net income allocated to common stockholders  reported for the three months ended September 30, 2010 includes dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share. The net loss allocated to common stockholders reported for the nine months ended September 30, 2010 includes OTTI charges of $1.2 million and dividends on our Series A Preferred Stock of $3.6 million, respectively, or $.17 and $.51 per common share, respectively. The net loss allocated to common stockholders reported for the three and nine months ended September 30, 2009 includes OTTI charges $5.1 million and $10.3 million, respectively, or $.73 per common share and $1.45 per common share, respectively, and dividends on our Series A Preferred Stock of $1.2 million and $3.6 million, respectively, or $.17 and $.51 per common share, respectively.

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

For the three and nine months ended September 30, 2010, net interest income was $7.3 million and $21.8 million, respectively, compared to net interest income of $7.2 million and $21.5 million for the three and nine months ended September 30, 2009.  The average yields earned on interest-earning assets declined to 4.95% and 4.92% during the three and nine months ended September 30, 2010, respectively, from 5.37% and 5.73% during the three and nine months ended September 30, 2009, respectively.  The average rates paid on interest-bearing liabilities declined to 1.45% and 1.60% during the three and nine months ended September 30, 2010, respectively, from 2.05% and 2.41% during the three and nine months ended September 30, 2009, respectively.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 18 basis points to 3.50% during the quarter ended September 30, 2010 from 3.32% during the quarter ended September 30, 2009 and remained at 3.32% for both the nine months ended September 30, 2010 and 2009.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.68% and 3.52% for the three and nine months ended September 30, 2010, respectively, compared to 3.53% and 3.52% during the three and nine months ended September 30, 2009.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.

Interest Income. Total interest income for the quarter ended September 30, 2010 decreased by $1.0 million to $9.9 million from $10.9 million for the quarter ended September 30, 2009.  The decrease in total interest income was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.95% during the 2010 quarter from 5.37% during the 2009 quarter, and the decrease in the average amount of interest-earning assets to $798.6 million during the 2010 quarter from $811.9 million during the 2009 quarter, and the decrease in the average amount of higher yielding loans to $380.0 million during the 2010 quarter from $440.1 million during the 2009 quarter.

Total interest income for the nine months ended September 30, 2010 decreased by $4.5 million to $30.5 million from $35.0 million for the nine months ended September 30, 2009.  The decrease in total interest income was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.92% during the nine-month period of 2010 from 5.73% during the nine-month period of 2009 and the decrease in the average amount of higher yielding loans to $397.4 million during the nine-month period of 2010 from $450.2 million during the nine-month period of 2009.  The decrease in total interest income was partially offset by the increase in the average amount of interest-earning assets to $826.9 million during the nine-month period of 2010 from $815.4 million during the nine-month period of 2009.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,
	2010		2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$6,295	63.72%	$7,290	66.85%
Investment Securities	3,542	35.86	3,486	31.97
Other	41	0.42	129	1.18
Total Interest Income	$9,878	100.00%	$10,905	100.00%

	Nine Months Ended September 30,
	2010		2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$19,301	63.24%	$22,510	64.27%
Investment Securities	11,062	36.25	11,931	34.07
Other	157	0.51	582	1.66
Total Interest Income	$30,520	100.00%	$35,023	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 47.6% and 48.1% of total average interest-earning assets during the three and nine months ended September 30, 2010, respectively, from 54.2% and 55.2% of total interest-earning assets during the three and nine months ended September 30, 2009, respectively. The average amounts of investment securities increased to 44.3% and 43.7% of total average interest-earning assets during the three and nine months ended September 30, 2010, respectively, from 38.8% and 37.2% of total interest-earning assets during the three and nine months ended September 30, 2009, respectively.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At September 30, 2010, total non-performing loans were $2.0 million, all of which were non-accrual loans.  Additions to non-performing loans, were such additions to occur, would have an adverse effect on our results of operations.

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

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY.  At September 30, 2010, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either September 30, 2010 or December 31, 2009.

Interest Expense.  Total interest expense for the quarter ended September 30, 2010 decreased by $1.2 million to $2.5 million from $3.7 million for the quarter ended September 30, 2009.  The decrease in total interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $700.5 million from $731.5 million during the three months ended September 30, 2010 and 2009, respectively, and the decrease in the average rates paid on such liabilities to 1.45% during the 2010 quarter from 2.05% during the 2009 quarter.

Total interest expense for the nine-month period ended September 30, 2010 decreased by $4.8 million to $8.7 million from $13.5 million for the nine-month period ended September 30, 2009.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $724.5 million and $747.7 million during the nine-month periods ended September 30, 2010 and 2009, respectively, and the decrease in the average rates paid on such liabilities to 1.60% from 2.41% during the nine-month periods ended September 30, 2010 and 2009, respectively.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,
	2010		2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$333	13.12%	$533	14.22%
Time Deposits	1,415	55.75	2,028	54.11
Other Borrowings	790	31.13	1,187	31.67
Total Interest Expense	$2,538	100.00%	$3,748	100.00%

	Nine Months Ended September 30,
	2010		2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$1,237	14.23%	$1,809	13.38%
Time Deposits	4,724	54.37	8,006	59.21
Other Borrowings	2,729	31.40	3,707	27.41
Total Interest Expense	$8,690	100.00%	$13,522	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three and nine months ended September 30, 2010, non-interest income amounted to $306,000 and $1.4 million, respectively, compared to non-interest income of $502,000 and $1.3 million for the three and nine months ended September 30, 2009, respectively.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense decreased by $3.4 million to $5.9 million for the quarter ended September 30, 2010 from $9.3 million for the quarter ended September 30, 2009.  The decrease was primarily due to OTTI charges of $5.1 million during the 2009 quarter which were not incurred during the 2010 quarter, partially offset by the $1.5 million increase in other non-interest expense during the 2010 quarter.

Total non-interest expense decreased by $7.6 million to $16.0 million for the nine months September 30, 2010 from $23.6 million for nine months ended September 30, 2009.  The decrease was primarily due to the $9.1 million decrease in OTTI charges on investment securities to $1.2 million from $10.3 million for the nine months ended September 30, 2010 and 2009, respectively, partially offset by the $1.4 million increase in other non-interest expense during the nine months ended September 30, 2010.

During the three months ended September 30, 2010, the Company decided to divest one of its bank branches.  At this time no estimate of impairment, if any, has been recorded as the appraisal of the value of this property is in process.  The increase in other expense in the three and nine months ended September 30, 2010 is due to a fraud perpetrated on the Company by unknown persons.  The Company is pursuing all legal avenues.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended September 30,
	2010		2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,388	40.43%	$2,339	25.05%
Net Occupancy Expense	534	9.04	477	5.11
Equipment Expense	90	1.52	92	0.99
FDIC Assessment	438	7.42	330	3.53
Data Processing Expense	124	2.10	119	1.27
Other than temporary impairment charge on securities	—	0.00	5,138	55.03
Other	2,332	39.49	842	9.02
Total Non-Interest Expense	$5,906	100.00%	$9,337	100.00%

	Nine Months Ended September 30,
	2010		2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,136	44.50%	$7,011	29.67%
Net Occupancy Expense	1,647	10.27	1,529	6.47
Equipment Expense	273	1.70	286	1.21
FDIC Assessment	1,374	8.57	1,598	6.76
Data Processing Expense	376	2.34	329	1.39
Other than temporary impairment charge on securities	1,202	7.50	10,263	43.43
Other	4,028	25.12	2,615	11.07
Total Non-Interest Expense	$16,036	100.00%	$23,631	100.00%

Provision for Income Tax.  During the three and nine-month periods ended September 30, 2010, the Company recorded an income tax benefit of $1.4 million and $476,000, respectively, compared to an income tax benefit of $285,000 and an income tax expense of $1.4 million during the three and nine-month periods ended September 30, 2009, respectively. During the three and nine-month periods ended September 30, 2010, the Company recorded tax benefits related to certain deferred tax items mainly related to provisions for loan losses which are deferred for tax purposes.  The Company has not recorded any current tax expenses as the Company has net operating loss carry forwards which can be off-set against any current taxable income.  In addition, the Company continues to have significant valuation allowances on the deferred tax assets for previous OTTI charges and allowances for remaining net operating loss carry forwards.  Certain components of the OTTI charge recorded in 2009 were considered a capital loss for which the Company has no capital gains to offset. Therefore, a valuation allowance was recorded for these components for the three and nine months ended September 30, 2009.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through September 30, 2009, the Company has purchased a total of 1,898,909 shares of its Common Stock.  We did not repurchase shares of the Company's Common Stock during the first three quarters of 2010. At September 30, 2010, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific reserves and general allocations. Specific reserves are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment.  These homogeneous loan groups are evaluated for impairment on a collective basis under FASB ASC 310.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average loans outstanding	$379,983	$440,146	$397,356	$450,176
Allowance at beginning of period	13,105	9,757	11,416	9,204
Charge-offs:
Commercial and other loans	—	1	300	104
Real estate loans	—	—	766	—
Total loans charged-off	—	1	1,066	104
Recoveries:
Commercial and other loans	—	—	5	106
Real estate loans	—	—	—	—
Total loans recovered	—	—	5	106
Net recoveries (charge-offs)	—	(1)	(1,061)	2
Provision for loan losses charged to operating expenses	1,500	1,000	4,250	1,550
Allowance at end of period	14,605	10,756	14,605	10,756
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	(0.27)%	0.00%
Allowance as a percent of total loans	3.88%	2.43%	3.88%	2.43%
Total loans at end of period	$376,874	$442,355	$376,874	$442,355

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At September 30, 2010 and December 31, 2009, the Company had loans, net of unearned income, of $375.9 million and $430.3 million, respectively, and an allowance for loan losses of $14.6 million and $11.4 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgages loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At September 30, 2010 and December 31 2009, approximately $22.3 million and $50.7 million, respectively, or 5.9% and 11.7%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At September 30, 2010 and December 31, 2009, approximately $117.2 million and $129.9 million, respectively, or 31.1% and 30.1%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At September 30, 2010 and December 31, 2009, approximately 13.1% and 13.9%, respectively, of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 87.0% and 86.1%, respectively, were fixed-rate loans.  The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At September 30, 2010 and December 31, 2009, the Company's loan portfolio was comprised of $237.4 million and $250.8 million, respectively, or 63.0% and 58.2%, respectively, of other loan products.

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of September 30, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2010 (dollars in thousands):

					To be well
					capitalized under
		For capital			prompt corrective
	Actual	adequacy purposes			action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (to Risk-Weighted Assets)
Company	$106,635	22.5%	$38,004	>8.0%	—	N/A
Bank	94,817	20.5%	37,012	>8.0%	$46,265	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	99,721	21.0%	19,062	>4.0%	—	N/A
Bank	88,925	19.2%	18,506	>4.0%	27,759	>6.0%
Tier I Capital (to Average Assets)
Company	99,721	11.3%	35,471	>4.0%	—	N/A
Bank	88,925	10.3%	34,489	>4.0%	43,111	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $305 million is available from the Federal Reserve Bank and the FHLB-NY.

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

At September 30, 2010, our portfolio of investment securities included approximately $6.5 million, at cost, of TPCDO's for which an OTTI charge has not been recorded in our financial statements. Due primarily to liquidity issues, the fair value of these securities, presently $606,000, may be negatively impacted in the future.

Based on our expected operating cash flows, strategic contraction of our balance sheet and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $76.7 million, or 8.9% of total assets at September 30, 2010.  In addition, we have the capacity to borrow up to approximately $194 million from the Federal Reserve Bank and approximately $111 million from the FHLB-NY if the need should arise.

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

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At September 30, 2010, the Company had cash of approximately $1.0 million and investment securities with a fair market value of $6.9 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $6.6 million at September 30, 2010, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At September 30, 2010, the Bank had outstanding commitments of approximately $403.7 million; including $11.8 million of borrowings, $1.9 million of operating leases, and $390.0 million of time deposits.  These commitments include $291.4 million that mature or renew within one year, $111.8 million that mature or renew after one year and within three years, $379,000 that mature or renew after three years and within five years and $130,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation and subsequent discussions and actions by the Company as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Form 10-K"), the CEO/CFO has concluded that as of September 30, 2010, due to the remediation described in the Form 10-K, along with the commencement of a more rigorous review of the investment portfolio for securities with OTTI indicators, the enhancement of the related documentation, and the refinement of the cash flow analysis, the Company's Disclosure Controls are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2010, other than the remediation noted above and as described in the Form 10-K, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	November 10, 2010	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.