Form 10-K
period 2010-12-31
BERKSHIRE BANCORP INC /DE/
filed 2011-03-24
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010: $15,072,815.

Number of shares of Common Stock outstanding as of March 22, 2011: 7,054,183.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements.  A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements.  Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, rules and regulations, and other factors referred to in the sections of this Annual Report entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1. Business.

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

Berkshire Bancorp Inc.
Investor Relations
160 Broadway, First Floor
New York, NY 10038

Series A Preferred Shares.     On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011 and was redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  No Series A Preferred Shares were redeemed during the redemption period. So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.  No Series A Preferred Shares have been redeemed to date.

Business of the Bank - General.     The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York and deposit taking offices in Ridgefield and Teaneck, NJ.  In September 2010, the Company determined to close the Ridgefield, NJ branch and the branch was closed on January 31, 2011.

Branch Locations of The Berkshire Bank December 31, 2010

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

Subsidiary Activities.     The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank.  The Bank has two subsidiaries, Berkshire Agency, Inc., a company engaged in the title insurance agency business, and Berkshire 1031 Exchange, LLC, a company that acts as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Code of 1986.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below.

*Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

*The Consumer Financial Protection Bureau ("Bureau").  The Dodd-Frank Act creates the Bureau within the Federal Reserve.  The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

*Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits.  Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund ("DIF") will be calculated.  Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  In December 2010, the FDIC increased the reserve ratio to 2.0 percent.  The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

*Transactions with Affiliates.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

*Transactions with Insiders.  Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

*Enhanced Lending Limits.  The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower.  Current banking law limits a depository institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.  The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

*Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other "covered financial institution" that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.  Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

*Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions.  All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will not be counted as Tier II Capital (with an exception for certain small bank holding companies).  Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital.  TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions' operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

At December 31, 2010 and 2009, the Company met the definition of a "well capitalized" bank holding company.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board has appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank meets the definition of well capitalized for regulatory purposes as of December 31, 2010.

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

The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more.  As of December 31, 2010 and 2009, the Bank's Tier I leverage capital ratio was 10.8% and 9.8%, respectively.

The Bank must also meet a risk-based capital standard.  The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Tier II capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital.  In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset.  As of December 31, 2010 and 2009, the Bank maintained a 19.8% and 15.6% Tier I risk-based capital ratio and a 21.0% and 16.9% total risk-based capital ratio, respectively.

In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions.  Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has:  a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater.  As of December 31, 2010 and 2009, the Bank met the definition of a "well capitalized" financial institution.

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

Dividends From the Bank to the Company.     One source of funds for Berkshire to pay dividends to its stockholders is dividends from the Bank to Berkshire. Under the New York Banking Law, the Bank may pay dividends to Berkshire, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant.  The Bank's retained net loss in fiscal 2010 was $12.0 million.  The Bank's aggregate retained net loss for the 2009 and 2010 fiscal years totaled approximately $4.3 million.  Therefore, the Bank may not pay dividends to Berkshire during fiscal 2011 without obtaining regulatory approval.

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

The FDIC has raised insurance premiums to cover substantial losses incurred by the DIF due to the bank failures beginning in 2008.  As a result, we expect deposit insurance premiums may be higher for the foreseeable future than they have been in the recent past.  The Bank's FDIC assessments totalled $1.65 million in fiscal 2010 and $1.93 million in fiscal 2009.

In November 2009, the FDIC adopted a final rule imposing a 13 quarter prepayment of FDIC premiums.  The Bank's original prepayment amount totaled $5.59 million which was paid in December 2009.  At December 31, 2010, the FDIC prepayment totalled $4.1 million.  This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.  The prepayment amount will be used to offset future FDIC insurance premiums beginning in March 2010.

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

Personal Holding Company Status.     For the fiscal years ended December 31, 2010 and 2009, the Company has been deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2010 and 2009. (See Dividends in Item 5).

Employees.     On March 18, 2011, the Company had one full time employee and the Bank employed approximately 115 full time and 5 part time employees.  The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Negative developments in the capital markets during 2008 and 2009 resulted in uncertainty in the financial markets.  Although conditions improved somewhat during 2010, loan portfolio performances have deteriorated at many institutions, including the Bank, resulting from, among other factors, high unemployment and a decline in the value of the collateral supporting their loans.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies like ours have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. New federal laws such as the Dodd-Frank Act, or new state laws and regulations regarding lending and funding practices and liquidity standards may negatively affect our business. Financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

Changes in interest rates could reduce our income and cash flows.

Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. In addition, there is a risk that certain deposits would not be renewed.  Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.  During 2010, interest rates continued at historic lows, a situation which has negatively affected and continues to negatively affect the yield we achieve on interest-earning assets.

Due to the recent downturn in the market, certain of the marketable securities we own may take longer to auction than initially anticipated, if at all.

Since 2008, our portfolio of investment securities includes auction rate securities which have failed to auction due to sell orders exceeding buy orders. Unless we hold these securities to maturity, these funds will not be available to us until a successful auction occurs or a buyer is found outside the auction process. During 2010 and 2009, we recorded approximately $1.2 million and $2.0 million, respectively, in OTTI charges related to auction rate securities.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2010 and 2009, we had approximately $341.8 million and $357.8 million in available for sale and held to maturity investment securities, respectively.  We may be required to record OTTI charges on our investment securities if they suffer a decline in value that is related to the credit quality of the issue.  Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods.  In 2010 and 2009, impairment charges on investment securities were $1.2 million and $17.4, respectively. There can be no assurances that further impairment charges will not have to be recognized.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board has appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank meets the definition of well capitalized for regulatory purposes as of December 31, 2010.

The Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010 the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes a new federal Bureau, and will require the Bureau and other federal agencies to implement many new and significant rules and regulations.  At this time it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business.  Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact our results of operations, financial condition or liquidity. See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

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

In establishing the allowance, management evaluates individual large classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review. An allowance for the remainder of the loan portfolio is also determined based on historical loss experience within the components of the portfolio. These reserves may be modified if current conditions indicate that loan losses may differ from historical experience, based on economic factors and changes in portfolio mix and volume.

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

Issuance of Common Stock Upon Conversion of Series A Preferred Stock and Other Factors Could Depress our Common Stock Price.

At December 31, 2010, there are 60,000 shares of preferred stock outstanding which have been issued to the Company's majority stockholder and two unaffiliated entities. The preferred stock was redeemable by the Company between April 30, 2009 and November 1, 2010 at $1,100 per share. No preferred shares were redeemed during the redemption period.  Each preferred share is mandatorily convertible into 123.153 shares of common stock on October 31, 2011. The availability of additional shares for sale in the market could depress our common stock price.

In addition, we have authorized 25,000,000 shares of common stock of which approximately 7,000,000 shares are issued and outstanding.  The price of our common stock may be volatile at times since our common stock is thinly traded and one individual owns or controls more than 50% of our outstanding shares. It may be difficult for a stockholder to sell a significant number of shares at a chosen time and/or price or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of the Company's common stock.

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

       Virtually all of our real estate loans are secured by real estate in New York. At December 31, 2010, loans secured by real estate, including home equity loans and lines of credit, represented 94% of our total loans. Both nationally and in the State of New York, we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. While we believe that our total non-performing loans as a percentage of total assets are relatively low by industry standards, if loans that are currently performing become non-performing, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.  We added approximately $5.8 million and $9.3 million to the allowance for loan losses during the fiscal years ended December 31, 2010 and 2009, respectively.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

       Our FDIC insurance assessment was $1.6 million for 2010 compared to $1.9 million for 2009.  See "Insurance of Accounts."

ITEM 1B.  Unresolved Staff Comments.

Not Applicable

ITEM 2. Properties.

The following are Berkshire's and the Bank's principal facilities as of March 18, 2011:

		Approximate	Approximate
		Floor Area	Annual Lease
Location	Operations	(Sq. Ft.)	Rent	Expiration
New York, NY	Executive Offices	1,500	$18,000		(1)(3)
New York, NY	Main Bank Office and Bank Branch	9,729	Owned	March 2013
Brooklyn, NY	Bank Branch	4,500	$263,700	March 2013
Brooklyn, NY	Bank Branch	2,866	$97,900	March 2013
Brooklyn, NY	Bank Branch	2,592	$125,400	December 2012
Brooklyn, NY	Bank Branch	1,640	$85,400	June 2015
New York, NY	Bank Branch	9,924	$417,800	June 2010	(2)(3)
New York, NY	Bank Branch	3,300	$69,500	November 2016	(2)(3)
Goshen, NY	Bank Branch	10,680	Owned
Harriman, NY	Bank Branch	1,623	Owned
Bloomingburg, NY	Bank Branch	1,530	$36,500	August 2015
Teaneck, NJ	Bank Branch	2,200	$46,300	June 2014

(1) Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.
(2) Leased from a company affiliated with Mr. Marx, a director of the Company. The lease expired in June 2010 and has not yet been renewed.  Rental payments are being made under the terms of the expired lease.
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

ITEM 4.  [Reserved]

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Nasdaq Global Market under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ.

Fiscal Year Ended December 31, 2010	High	Low
January 1, 2010 to March 31, 2010	$7.17	$5.03
April 1, 2010 to June 30, 2010	6.30	4.58
July 1, 2010 to September 30, 2010	5.47	3.86
October 1, 2010 to December 31, 2010	5.66	3.97

Fiscal Year Ended December 31, 2009	High	Low
January 1, 2009 to March 31, 2009	$5.00	$3.30
April 1, 2009 to June 30, 2009	6.00	4.00
July 1, 2009 to September 30, 2009	8.98	4.86
October 1, 2009 to December 31, 2009	7.78	5.23

As of the close of business on March 18, 2011, there were 818 holders of record of the Company's Common Stock.

Dividends

For the fiscal years ended December 31, 2010 and 2009, the Company has been deemed to be a PHC, as defined in the Internal Revenue Code.  As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income.  No such dividend was required to be paid in fiscal 2010 or 2009.

On March 31, 2009, the Company announced that it would temporarily suspend its Common Stock dividend policy and not declare or pay a semi-annual dividend in April 2009.  Subsequently, the Board of Directors deemed it appropriate to continue the suspension and did not declare or pay cash dividends during the fiscal years ended December 31, 2009 and 2010.

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

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. From 1990 through December 31, 2008, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal years 2009 and 2010 we did not purchase any shares, and at December 31, 2010 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6.  Selected Financial Data

Not Applicable

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2010 and 2009.  The discussion should be read in conjunction with the consolidated financial statements and related notes (Notes located in Item 8 herein).  Reference is also made to Part I, Item 1 "Business" herein.

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

Series A Preferred Shares

On October 31, 2008, the Company sold an aggregate of 60,000 Series A Preferred Shares at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011 and was redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100.  No Series A Preferred Shares were redeemed during the redemption period.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock. (See Note A of Notes to Consolidated Financial Statements for further discussion of Series A Preferred Shares).

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles-Goodwill and Other", the Company discontinued the amortization of goodwill resulting from acquisitions.  Goodwill is subject to impairment testing at least annually to determine whether charges to the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank, the reporting unit.  A fair value is determined based on at least one of three various market valuation methodologies. If the fair value of the reporting units exceed the book value, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the carrying value.  As of December 31, 2010, the goodwill was evaluated for impairment and the Company determined that the recognition of impairment totalling $18.5 million was necessary.

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

Discussion of Financial Condition and Results of Operations

Overview

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.  Net loss, before dividends on our Series A Preferred Stock and before benefit for income taxes, for the year ended December 31, 2010 was $15.0 million compared to $15.5 million for the year ended December 31, 2009. Net loss allocated to common stockholders for the fiscal year ended December 31, 2010 was $18.3 million, or $2.59 per common share, compared to $7.0 million, or $1.00 per common share for the fiscal year ended December 31, 2009.  Net loans decreased by approximately 16%. Investment securities decreased by approximately 4% and total assets decreased by approximately 9%.

	As of and for the Fiscal Year Ended December 31,
	2010	2009	% Inc/(Dec)

	(In millions, except per share data and percentages and bank branch information)

Total Assets	$829.9	$909.3	(9)%
Loans, net	350.2	418.9	(16)%
Investment Securities	341.9	357.8	(4)%
Total Liabilities	758.3	824.0	(8)%
Deposits	670.1	713.4	(6)%
Borrowings	83.3	103.7	(20)%
Stockholders' Equity	71.6	85.2	(16)%

Total Income	42.1	46.1	(9)%
Interest Income	40.0	45.9	(13)%
Total Expense	57.1	61.6	(7)%
Interest Expense	11.1	17.1	(35)%
Net Interest Income	28.9	28.8	0%
Net (Loss)	(18.3)	(7.0)	161%
(Loss) Per Common Share	(2.59)	(1.00)	159%
Bank Branches	13	13	-

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)	$390,253	$25,559	6.55%	$448,394	$29,777	6.63%
Investment securities	360,022	14,174	3.94	312,966	15,506	4.95
Other (2)(5)	69,252	262	0.38	61,496	639	1.04
Total interest-earning assets	819,527	39,995	4.88	822,856	45,922	5.58
Noninterest-earning assets	58,617			58,828
Total Assets	$878,144			$881,684

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	222,872	1,490	0.67	204,629	2,316	1.13
Time deposits	400,586	6,089	1.52	426,892	9,921	2.32
Other borrowings	90,981	3,508	3.86	115,869	4,866	4.20
Total interest-bearing liabilities	714,439	11,087	1.55	747,390	17,103	2.29

Demand deposits	69,963			56,544
Noninterest-bearing liabilities	7,508			8,701
Stockholders' equity (5)	86,234			69,049

Total liabilities and stockholders' equity	$878,144			$881,684

Net interest income		$28,908			$28,819

Interest-rate spread (3)			3.33%			3.29%

Net interest margin (4)			3.53%			3.50%

Ratio of average interest-earning assets to average interest bearing liabilities	1.15			1.10

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

Changes in net interest income may be analyzed by segregating the volume and rate components of interest income and interest expense.  The following tables set forth certain information regarding changes in interest income and interest expense of the Company for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (changes in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) (in thousands):

	Twelve Months Ended December 31, 2010 Versus Twelve Months Ended December 31, 2009 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(359)	$(3,859)	$(4,218)
Investment securities	(3,161)	1,829	(1,332)
Other	(406)	29	(377)
Total	(3,926)	(2,001)	(5,927)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(941)	115	(826)
Time deposits	(3,415)	(417)	(3,832)
Other borrowings	(394)	(964)	(1,358)
Total	(4,750)	(1,266)	(6,016)

Net interest income	$824	$(735)	$89

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general reserves. Specific reserves are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment.  These homogeneous loan groups are evaluated for impairment on a collective basis under ASC 310.

The general reserve is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general reserves. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company's financial results.

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

Results of Operations Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Net Loss Allocated to Common Stockholders.     Net loss allocated to common stockholders for the fiscal year ended December 31, 2010 was $18.3 million, or $2.59 per common share, as compared to $7.0 million, or $1.00 per common share, for the fiscal year ended December 31, 2009.  The net loss allocated to common stockholders was primarily due to the write-off of goodwill of $18.5 million, or $2.63 per common share, the other than temporary impairment ("OTTI") charges on securities of $1.2 million, or $0.17 per common share, the loss on the termination of our pension plan of $1.9 million, or $0.27 per common share and dividends on our Series A Preferred Stock of $4.8 million, or $0.68 per common share, partially offset by the benefit for income taxes of $1.5 million, or $0.21 per common share.

The net loss allocated to common stockholders in fiscal 2009 was primarily due to OTTI charges on securities of $17.4 million, or $2.47 per common share, and dividends on our Series A Preferred Stock of $4.8 million, or $0.68 per common share, partially offset by the benefit for income taxes of $13.2 million, or, $1.87 per common share.  The OTTI charge was due to our investment, directly and indirectly through auction rate securities, in preferred shares of Fannie Mae and Freddie Mac. These government sponsored agencies were placed into conservatorship by the federal government in September 2008 resulting in, among other things, the suspension of dividend payments.

In January 2009, the Bank filed an arbitration proceeding with the Financial Industry Regulatory Authority against the issuing financial institution of the auction rate securities in our investment portfolio. The outcome of the arbitration process, scheduled for July of 2011, and the amount we may recover, if any, is uncertain at this time.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Interest Income.     Total interest income for the fiscal year ended December 31, 2010 decreased by $5.9 million to $40.0 million from $45.9 million for the fiscal year ended December 31, 2009.  The decrease in total interest income in fiscal 2010 was primarily due to the $3.3 million decrease in the average amount of interest-earning assets to $819.5 million in fiscal 2010 from $822.9 million in fiscal 2009 and the decrease in the average yield on interest-earning assets to 4.88% from 5.58% in fiscal 2010 and 2009, respectively.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2010		Fiscal 2009
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$25,559	63.90%	$29,777	64.84%
Investment Securities	14,174	35.44	15,506	33.77
Other	262	0.66	639	1.39
Total Interest Income	$39,995	100.00%	$45,922	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 47.6% of total average interest-earning assets during fiscal 2010 from 54.5% of total interest-earning assets during fiscal 2009. The average amounts of investment securities increased to 43.9% of total average interest-earning assets during fiscal 2010 from 38.0% of total interest-earning assets during fiscal 2009.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At December 31, 2010, our portfolio of investment securities included approximately $74.0 million at cost of auction rate securities and approximately $21.3 million at cost of corporate notes, including single issuer and pooled trust preferred securities.  The fair value of these securities, presently $62.1 million and $14.9 million, respectively, could be negatively impacted in the future.  Were this to occur, we may be required to reflect a write down of certain of our securities in future periods as a charge to earnings if any of these securities are deemed to be other than temporarily impaired.  Such impairment charge could be material to our results of operations.

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

Federal Home Loan Bank Stock.     The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings.  The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2010, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2010 or 2009.

The following table presents the composition of average interest-earning assets for the indicated periods:

	Fiscal 2010		Fiscal 2009
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Loans	$390,253	47.62%	$448,394	54.50%
Investment Securities	360,022	43.93	312,966	38.03
Other	69,252	8.45	61,496	7.47
Total Interest-Earning Assets	$819,527	100.00%	$822,856	100.00%

Interest Expense.     Total interest expense for the fiscal year ended December 31, 2010 decreased by $6.0 million to $11.1 million from $17.1 million for the fiscal year ended December 31, 2009. The decrease in total interest expense was due to the $33.0 million decrease in the average amounts of interest-bearing liabilities to $714.4 million during fiscal 2010 from $747.4 million during fiscal 2009 and the decrease in the average rates paid on such liabilities to 1.55% from 2.29% during fiscal years 2010 and 2009, respectively.

The following table presents the composition of interest expense for the indicated periods:

	Fiscal 2010		Fiscal 2009
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$1,490	13.44%	$2,316	13.54%
Time Deposits	6,089	54.92	9,921	58.01
Other Borrowings	3,508	31.64	4,866	28.45
Total Interest Expense	$11,087	100.00%	$17,103	100.00%

The following table presents the composition of average interest-bearing liabilities for the indicated periods:

	Fiscal 2010		Fiscal 2009
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$222,872	31.20%	$204,629	27.38%
Time Deposits	400,586	56.07	426,892	57.12
Other Borrowings	90,981	12.73	115,869	15.50
Total Interest-Bearing Liabilities	$714,439	100.00%	$747,390	100.00%

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

For the fiscal year ended December 31, 2010, net interest income increased by approximately $89,000 to $28.9 million from $28.8 million for the fiscal year ended December 31, 2009.  The increase in net interest income in fiscal 2010 was due to the decrease in the average amount of interest-bearing liabilities, the decrease in interest expense and the decrease in the average rates paid on interest-bearing liabilities as discussed above.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased by 4 basis points to 3.33% during fiscal 2010 from 3.29% during fiscal 2009.

Net Interest Margin.     Net interest margin, or net interest income as a percentage of average interest-earning assets, increased by 3 basis points to 3.53% during fiscal 2010 from 3.50% during fiscal 2009.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.  The increase in net interest margin during fiscal 2010 was primarily due to the decrease in interest expense.

Non-Interest Income.     Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the fiscal year ended December 31, 2010, total non-interest income increased by $1.9 million to $2.1 million from $197,000 for the fiscal year ended December 31, 2009.  The increase was due to the $1.0 million gain on the sales of marketable securities in fiscal 2010 compared to a loss of $860,000 on such sales during fiscal 2009.

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2010		Fiscal 2009
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)

Service Charges on Deposits	$515	24.00%	$490	248.73%
Investment Securities Gains (Losses)	1,002	46.69	(860)	(436.55)
Other	629	29.31	567	287.82
Total Non-Interest Income	$2,146	100.00%	$197	100.00%

Non-Interest Expense.     Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, other operating expenses associated with the day-to-day operations of the Company and OTTI charges on investment securities. Total non-interest expense for the fiscal years ended December 31, 2010 and 2009 was $40.3 million and $35.2 million, respectively, including OTTI charges on investment securities of $1.2 million and $17.4 million, respectively.  Excluding the OTTI charges, the one time charge of $1.9 million resulting from the termination of our pension plan and the charge of $18.5 million for the write-off of goodwill in fiscal 2010, total non-interest expense during fiscal 2010 increased by $925,000 to $18.7 million from $17.7 million during fiscal 2009.

During the third quarter of fiscal 2010, the Company determined to close its bank branch in Ridgefield, NJ.  Based upon an appraisal of the property, we recorded an impairment charge of $380,000 at December 31, 2010, included in other non-interest expense. The increase in other expense during fiscal 2010 was also due to a fraud perpetrated on the Company by unknown persons resulting in a loss to the Company of $250,000.

The following table presents the composition of non-interest expense for the indicated periods.

	Fiscal 2010		Fiscal 2009
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)

Salaries and Employee Benefits	$9,442	23.44%	$9,517	27.06%
Net Occupancy Expense	2,109	5.24	2,150	6.11
Equipment Expense	360	0.89	378	1.07
FDIC Assessment	1,646	4.09	1,928	5.48
Data Processing Expense	489	1.21	452	1.29
Other than temporary impairment charges on securities	1,202	2.98	17,435	49.58
Loss on termination of pension plan	1,871	4.64	—
Write-off goodwill	18,549	46.05	—
Other	4,615	11.46	3,311	9.41
Total Non-Interest Expense	$40,283	100.00%	$35,171	100.00%

Provision for Income Tax.     For the fiscal year ended December 31, 2010, the Company recorded a benefit for income taxes of $1.5 million compared to a benefit for income taxes of $13.2 million for the fiscal year ended December 31, 2009.

The tax benefit in fiscal 2010 relates to the loss before provision for income taxes and the decrease in the valuation allowance, offset by significant permanent item add backs mainly related to the goodwill write-off.

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

The following is a summary of held to maturity investment securities:

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$319	$1	$(4)	$316

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$340	$—	$(3)	$337

The following is a summary of available-for-sale investment securities:

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities at December 31, 2010 and 2009:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$693	$1,089	$1,895	$1,895
Preferred Shares of Money Center Banks	71,300	58,990	75,000	63,047
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$73,993	$62,079	$78,895	$66,942

The fair value of the auction rate securities is determined by Management using a discounted cash flow analysis and by valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of December 31, 2010, there have been more than two failed auctions for all outstanding auction rate securities.  Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant.  For the public utility debt and equity securities, the security is collateralized by a mutual fund in which the majority of the investments are public utility debt and equity securities.  As this fund, as well as other mutual funds for public utilities, has not been severely impacted by the market dislocation, these funds, and consequently our auction rate securities, have continued to perform.  The final market sector, noted above as "other", is collateralized by long term debt of a seasoned issuer that deals in business machinery.

In determining whether there is an OTTI, Management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through December 31, 2010, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the Federal Home Loan Mortgage Corporation ("Freddie Mac").

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

In determining the expected future interest rate, we used the current ARS rate at December 31, 2010 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and we believe that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, we believe that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, we ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as we believe five years from December 31, 2010 would be the earliest that the ARS market may resume the normal auction process.

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

Finally, in determining the discount rate, we reviewed numerous industry rates and determined a separate discount rate for each ARS as follows:  We obtained the 10 year credit default swap spread for each of the underlying issuers (we believed that this was the most readily available information that would most closely represent an equivalent yield).  We then adjusted this rate by 50 - 100 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from approximately 15 years to 25 years).  We then added the 15-year swap rate at December 31, 2010, and finally added 50 or 100 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (50 basis points for securities above investment grade and 100 basis points for securities slightly below investment grade). The final discount rates ranged from 3.5% - 6.8%.

For the Freddie Mac securities that we are holding as of December 31, 2010, we did not perform a discounted cash flow analysis. These securities are no longer paying interest so a discounted cash flow analysis would show a value far less than what would be an appropriate fair value.  We believe that for these securities an analysis of the underlying value of the preferred shares is the best way to value these securities.

Based on these analyses, the discounted cash flows ranged from a total of approximately $58.4 million to $73.7 million. We believe that of these scenarios, the most likely scenario as of December 31, 2010 is that we will hold these securities to the maturity based on the high interest rates and will receive par.  However, we also verified the reasonableness of the value by analyzing receipt of the fair value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $63.2 million as compared to $62.1 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $62.1 million. As our current fair value falls within the range of the discounted cash flows analyses performed and higher than the most likely scenarios, we believe that our current fair value is an appropriate representation of what a willing market participant would pay for these securities and is an accurate estimate of our ARS fair value at December 31, 2010.

Based upon our methodology for determining the fair value of the auction rate securities, we recorded an OTTI charge of $1.2 million for the year ended December 31, 2010 and an OTTI charge totaling $2.0 million related to the Freddie Mac auction rate securities for the year ended December 31, 2009.  We concluded that, as of December 31, 2010 and 2009, the unrealized loss for the remainder of the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

At December 31, 2010, we had six auction rate securities totaling $21.0 million which were below investment grade.  At December 31, 2009, we had six auction rate securities totaling $25.9 million which were below investment grade.

During the year ended December 31, 2010 no auction rate securities were redeemed.  During the year ended December 31, 2009, approximately $18.0 million of auction rate securities were redeemed with no gain or loss recognized.  During fiscal year 2010, $3.7 million of auction rate securities were sold at auction with no gain or loss recognized on the sale.  During the year ended December 31, 2009, $2.2 million of Federal National Mortgage Association (Fannie Mae) auction rate securities were converted into the underlying preferred shares and simultaneously sold recognizing a loss totaling $1.4 million.

At both December 31, 2010 and 2009, we had a trust preferred security issued by a non-registrant regional bank with an amortized cost of $1.0 million (after OTTI charges) and $2.9 million, respectively, and a fair value of $1.3 million and $1.2 million, respectively.  There are no tranches associated with this security. When this asset was acquired it was an investment grade security but has subsequently deteriorated to a non-rated security.  The issuer of this security is experiencing deterioration of its loan portfolio and net losses, but appears to be prepared to rectify these adverse conditions as the controlling family contributed sufficient amounts to ensure this institution remains well capitalized.  This security has not defaulted nor deferred any interest payments as all interest has been paid as contractually stipulated.  Based on an evaluation of the OTTI factors (as fully described above) during the year ended December 31, 2009, the Company recorded a credit related OTTI charge of $1.9 million.  The OTTI charge was determined using a price quote from an independent broker (Level 2) as compared to the amortized cost as of December 31, 2009.

At both December 31, 2010 and 2009, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges) and a fair value of $458,000 and $150,000, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both December 31, 2010 and 2009.  During the year ended December 31, 2009, we recognized a credit related impairment charge totaling $3.5 million to reduce the amortized cost to $6.5 million.  At December 31, 2010, we obtained discounted cash flow scenarios from independent third parties. We used the most conservative result in order to value our TPCDO, which we believe also reflects the most likely expected cash flow.  The factors used to value the TPCDO were a discount rate of 1.9%, a prepayment speed of 0.00%, and default ratios based upon the Texas ratios as noted.

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

For purposes of completing the cash flow analysis, defaults and deferrals are treated in the same manner.  At December 31, 2010 and 2009, there were five institutions in deferral status which were excluded from the discounted cash flow analysis.  In order to estimate potential defaults and deferrals we segregated the underlying issuers by their Texas ratio.  This ratio is a key indicator of the health of an institution and the likelihood of failure or deferral of payments.  We also reviewed other factors of each institution (ie: capital amounts and operating results) to determine the likelihood of failure or deferral.  Based on each issuers Texas ratio and other mitigating factors, we applied an expected deferral/default rate to each underlying issuer.  For the riskiest issuers (Texas ratios greater than 100, current deferrals) with no mitigating factors a 100% default assumption was applied.  For the institutions with certain risk factors (Texas ratios of 50 to 100) with no mitigating factors a 25% default assumption was applied.  For the least risky institutions (Texas ratios less than 50) no default assumption was applied.  Based on industry analysis we determined that a Texas ratio of 100 or higher is a good indicator of a troubled institution and a Texas ratio of 50 to 100 indicated certain risks. The default assumptions were an estimate of the likelihood of deferral/default based on industry statistics and the actual deferral rates that have occurred in this pooled security.

Based upon the discounted cash flow analysis performed, there was no credit related OTTI for the year ended December 31, 2010 compared to $3.5 million for this security for the year ended December 31, 2009.

The table below reflects the number and amount of single issue debt securities below investment grade and the lowest rating by security type at December 31, 2010 and 2009 (in thousands):
	December 31, 2010
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Single Issuer Corporate Bonds:
Student Lender	$5,000	$4,578	$(422)	B
Trust Preferred Security	1,023	1,293	270	No rating
Auction Rate Securities:
Federal Home Loan Mortgage Corporation	693	1,089	396	Ca
Money Center Banks	20,300	14,746	(5,554)	Ba3
Pooled Issuers:
TPCDO	6,459	458	(6,001)	No rating
	December 31, 2009
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Single Issuer Corporate Bonds:
Airline #1	$1,597	$1,594	$(3)	Ba2
Airline #2	552	552	—	No rating
Automobile	800	1,506	706	D
Commercial	495	435	(60)	No rating
Student Lender	5,000	3,920	(1,080)	Ba1
Trust Preferred Security	1,021	1,021	—	No rating
Auction Rate Securities:
Federal Home Loan Mortgage Corporation	1,895	1,895	—	Ca
Money Center Banks	24,000	17,537	(6,463)	Ba3
Pooled Issuers:
TPCDO	6,463	150	(6,313)	No rating

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

At December 31, 2010 and 2009, all other single issuer debt securities had a credit rating of investment grade.

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

At December 31, 2010 and 2009, the Company owned preferred and common stock (collectively "equities").  The fair value of the equities was determined by quoted market prices; unrealized gain or loss was determined by comparing the cost of the equity to its fair value.  In order to determine whether OTTI should be recognized, we evaluated the length of time and the extent to which the fair value was below cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the equity security to allow for recovery.  Based upon the length of time these securities were in an unrealized loss position, the amount by which the cost exceeded fair value, and the financial prospects of the issuer, we recorded a $0.8 million OTTI charge during the fiscal year ended December 31, 2009.  There was no OTTI recognized on equities during the year ended December 31, 2010.

The table below details certain information related to the equity securities as of December 31, 2010 and 2009 (in thousands):

		December 31, 2010
	Industry	Cost	Fair Value	Unrealized Gain (Loss)

Common	Telecommunications	$91	$113	$22
	Airline	862	1,049	187

Preferred	Airline	61	73	12
	Flooring and other	33	38	5
	Mining	27	118	91

		December 31, 2009
	Industry	Cost	Fair Value	Unrealized Gain (Loss)

Common	Telecommunications	$91	$94	$3
	Airline	862	862	—

Preferred	Airline	61	61	—
	Flooring and other	35	34	(1)
	Mining	27	91	64
	Money Center Banks	2,008	1,984	(24)

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$37,071	$1,533	$31	$—	$37,102	$1,533
Mortgage-backed securities	24,860	381	9,745	305	34,605	686
Corporate notes	1,373	9	8,314	630	9,687	639
Pooled Trust Preferred CDO	—	—	458	6,000	458	6,000
Auction rate securities	4,504	497	54,486	11,814	58,990	12,311
Municipal securities	1,747	46	—	—	1,747	46
Total temporarily impaired securities	$69,555	$2,466	$73,034	$18,749	$142,589	$21,215

The Company had a total of 40 debt securities with a fair market value of $81.9 million which were temporarily impaired at December 31, 2010.  The total unrealized loss on these securities was $8.9 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  The remaining unrealized loss of $12.3 million is on 11 auction rate securities which have declined in value due to auction failures beginning in February 2008.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 9.3% of total assets at December 31, 2010.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

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

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2010 and 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,736	$41,805	$—	$—
Due after one through five years	37,074	36,812	—	—
Due after five through ten years	39,515	40,114	—	—
Due after ten years	161,770	157,628	319	316
Auction rate securities	73,993	62,079	—	—
Marketable equity securities and other	2,810	3,126	—	—
Totals	$356,898	$341,564	$319	$316

	December 31, 2009
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,070	$23,153	$—	$—
Due after one through five years	56,766	56,101	—	—
Due after five through ten years	21,857	21,784	—	—
Due after ten years	188,098	181,807	340	337
Auction rate securities	78,895	66,942	—	—
Marketable equity securities and other	7,648	7,691	—	—
Totals	$376,334	$357,478	$340	$337

Gross gains realized on the sales of investment securities for the years ended December 31, 2010 and 2009 were approximately $1,224,000 and $553,000, respectively.  Gross losses were approximately $242,000 and $1,413,000 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, we sold money center bank auction rate securities and certain corporate notes.  During the year ended December 31, 2009, we sold the Fannie Mae auction rate securities and certain corporate notes.

At both December 31, 2010 and 2009, securities sold under agreements to repurchase with a book value of approximately $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $58.2 million and $55.6 million, respectively. As of December 31, 2010 and 2009, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2010		2009
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$50,015	$50,076	$50,236	$50,206
U.S. Government Agencies	88,469	87,527	76,259	75,525
Mortgage-backed securities	117,724	121,137	134,810	136,043
Corporate notes	13,773	13,178	19,029	17,729
Single Issuer Trust Preferred CDO	1,023	1,294	1,021	1,021
Pooled Trust Preferred CDO	6,459	459	6,463	150
Municipal securities	2,632	2,688	1,973	2,171
Auction rate securities	73,993	62,079	78,895	66,942
Marketable equity securities and other	2,810	3,126	7,648	7,691
Total	$356,898	$341,564	$376,334	$357,478

Held-To-Maturity
U.S. Government Agencies	$319	$316	$340	$337

The following tables summarize the Company's available-for-sale and held- to-maturity securities:
	December 31, 2010
	Weighted Average Yield	Cost	Fair Value
	(Dollars in thousands)
Available-For-Sale
U.S. Treasury Notes
Due within one year	0.87%	$40,039	$40,097
Due after one through five years	0.38	9,976	9,979
		50,015	50,076
U.S. Government Agencies Obligations
Due after one year through five years	2.55	15,012	15,030
Due after five years through ten years	3.41	37,012	37,463
Due after ten years	3.46	36,445	35,034
		88,469	87,527
Municipal Obligations
Due after ten years	9.23	2,632	2,688
		2,632	2,688
Mortgage-backed securities
Due within one year	4.50	595	605
Due after one year through five years	4.22	3,107	3,212
Due after five years through ten years	5.23	2,503	2,651
Due after ten years	5.20	111,519	114,669
		117,724	121,137
Corporate Notes (1)
Due within one year	7.09	1,102	1,103
Due after one year through five years	4.24	8,979	8,591
Due after ten years	5.12	11,174	5,237
		21,255	14,931
Auction rate and other securities
Common Stocks	0.46	1,033	1,242
Preferred Stocks	10.48	122	229
Auction Rate Securities	4.63	73,993	62,079
Money market funds	0.25	250	250
Federal Home Loan Bank Stock	1.09	1,405	1,405
		76,803	65,205
		$356,898	$341,564
Held-To-Maturity
U.S. Government Agencies Obligations
Due after ten years	6.55	319	316
		$319	$316

(1) Includes Single Issuer Trust Preferred CDO and Pooled Trust Preferred CDO

Federal Home Loan Bank Stock.  The Bank owns stock of the FHLBNY which is necessary for it to be a member of the FHLBNY.  Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings.  The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLBNY shares is dependent upon the redemption practices of the FHLBNY. At December 31, 2010, the FHLBNY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2010 or 2009.

Loan Portfolio

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At December 31, 2010 and 2009, the Company had total loans, net of unearned income of $366.3 million and $430.3 million, respectively, and an allowance for loan losses of $16.1 million and $11.4 million, respectively.  From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At December 31, 2010 and 2009, approximately $19.3 million and $50.7 million, respectively, or 5.3% and 11.7%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At December 31, 2010 and 2009, approximately $114.6 million and $129.9 million, respectively, or 31.2% and 30.1%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At both December 31, 2010 and 2009, approximately 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At December 31, 2010 and 2009, approximately $233.3 million and $250.8 million, respectively, or 63.5% and 58.2%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At December 31, 2010, the Bank was generally not permitted to make loans to one borrower in excess of approximately $14.4 million, with an additional amount of approximately $9.0 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $14.4 million.  At December 31, 2010, the Bank was in compliance with these standards.

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

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated. (dollars in thousands):

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and professional loans	$19,321	5.3%	$50,672	11.7%	$68,148	14.6%	$76,132	17.4%	$63,331	17.0%
Secured by real estate
1 - 4 family	114,594	31.2	129,925	30.1	140,150	30.0	142,140	32.6	139,611	37.5
Multi family	5,865	1.6	7,432	1.7	4,031	0.9	3,506	0.8	4,013	1.1
Non-residential (commercial)	226,667	61.7	242,927	56.4	254,831	54.4	212,850	48.8	160,417	43.1
Consumer	795	0.2	396	0.1	460	0.1	1,691	0.4	4,763	1.3

Total loans	367,242	100.0%	431,352	100.0%	467,890	100.0%	436,319	100.0%	372,135	100.0%

Less: Allowance for loan losses	(16,105)		(11,416)		(9,204)		(4,183)		(3,771)
Unearned fees	(937)		(1,003)		(1,137)		(1,534)		(1,212)
Loans, net	$350,200		$418,933		$457,549		$430,602		$367,152

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing
The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information.  The Bank had no foreclosed real estate during these periods and loans past due more than 90 days still accruing were $495,000 and $0 at December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Nonaccrual loans:
Commercial and professional loans	$137	$1,700	$—	$—	$—
Consumer	18	—	—	—	—
Secured by real estate	1,362	12,210	130	153	201
Total nonaccrual loans	1,517	13,910	130	153	201
Accruing loans delinquent 90 days or more	495	—	99	314	—
Total nonperforming loans	$2,012	$13,910	$229	$467	$201
Total nonperforming loans to total assets	0.23%	1.54%	.02%	.04%	.02%

Average impaired loans for the twelve months ended December 31, 2010 and 2009 were approximately $5.5 million and $9.1 million, respectively.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $325,000 and $683,000, respectively.

The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated. (dollars in thousands):

	December 31, 2010
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$836	5.2%	5.3%
Secured by real estate
1 - 4 family	2,066	12.8	31.2
Multi family	147	0.9	1.6
Non-residential	11,403	70.8	61.7
Consumer and other	25	0.2	0.2
General allowance (1)	1,627	10.1
Total allowance for loan losses	$16,105	100.0%	100.0%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2009
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and professional loans	$1,774	15.5%	11.7%
Secured by real estate
1 - 4 family	651	5.7	30.1
Multi family	30	0.3	1.7
Non-residential	8,194	71.7	56.4
Consumer and other	7	0.1	0.1
General allowance (1)	760	6.7
Total allowance for loan losses	$11,416	100.0%	100.0%

(1) The allowance for loan losses is allocated to specific loans as necessary.

The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

	December 31, 2010
	Within 1 Year	1 to 5 Years	After 5 Years	Total
	(In thousands)
Fixed Rate
Commercial and professional	$637	$11,846	$815	$13,298
Non-residential	12,000	31,970	44,268	88,238

Total fixed rate	$12,637	$43,816	$45,083	$101,536

Adjustable Rate
Commercial and professional	4,981	1,041	—	6,022
Non-residential	35,653	35,176	68,397	139,226

Total adjustable rate	$40,634	$36,217	$68,397	$145,248
Total	$53,271	$80,033	$113,480	$246,784

Demand loans, loans with no stated maturity, are included in the table above in the Within One Year category.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Average loans outstanding	$390,253	$448,394	$461,678	$389,520	$327,210
Allowance at beginning of period	11,416	9,204	4,183	3,771	3,266
Charge-offs:
Commercial and other loans	300	1,169	1	—	42
Real estate loans	767	6,025	—	—	—
Total loans charged-off	1,066	7,194	1	—	42
Recoveries:
Commercial and other loans	6	106	118	57	137
Real estate loans	—	—	—	—	—
Total loans recovered	5	106	118	57	137
Net recoveries (charge-offs)	(1,061)	(7,088)	117	57	95
Provision for loan losses charged to operating expenses	5,750	9,300	4,904	355	410

Allowance at end of period	$16,105	$11,416	$9,204	$4,183	$3,771
Ratio of net recoveries (charge-offs) to average loans outstanding	(0.27)%	(1.58)%	.03%	.01%	.03%
Allowance as a percent of total loans	4.39%	2.65%	1.97%	0.96%	1.01%
Total loans at end of period	$367,242	$431,352	$467,890	$436,319	$372,135

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

The following table summarizes the composition of the average balances of major deposit categories:

	December 31,
	2010		2009
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$69,963	—	$56,544	—
NOW and money market	26,274	0.30%	23,900	0.31%
Savings deposits	196,598	0.71	180,729	1.24
Time deposits	400,586	1.52	426,892	2.32
Total deposits	$693,421	1.09%	$688,065	1.78%

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $179.1 million and $191.3 million at December 31, 2010 and 2009, respectively.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
3 months or less	$45,608	$51,133
Over 3 months but within 6 months	55,736	60,658
Over 6 months but within 12 months	32,382	35,452
Over 12 months	45,330	44,078
Total	$179,056	$191,321

It has been the Bank's experience that the majority of these certificates will renew.

Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$50,000
Average during the year	$50,000	$56,436
Maximum month-end balance	$50,000	$57,000
Weighted average rate during the year	4.02%	4.08%
Rate at December 31	3.97%	4.02%

Capital Resources and Liquidity

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $103.7 million is available from the Federal Reserve Bank and the FHLBNY.

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

Approximately $18.0 million principal amount of auction rate securities that came due during the year ended December 31, 2009 were redeemed with no gain or loss recognized.  No auction rate securities came due during the year ended December 31, 2010.  During the year ended December 31, 2010, $3.7 million of auction rate securities were sold at auction with no gain or loss recognized.

At December 31, 2010, our portfolio of investment securities included approximately $21.3 million, at cost, of corporate notes, including single issuer and pooled trust preferred securities, for which an OTTI charge has not been recorded in our financial statements. Due primarily to market liquidity issues, the fair value of these securities, presently $14.9 million, may be negatively impacted in the future.

At December 31, 2010 and 2009, our portfolio of investment securities included approximately $74.0 million and $78.9 million at cost, respectively, of auction rate securities for which an OTTI charge has not been recorded in our financial statements.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value.  Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $79.1 million, or 9.5% of total assets at December 31, 2010.  In addition, we have the capacity to borrow up to approximately $199 million from the Federal Reserve Bank and approximately $103.7 million from the FHLBNY if the need should arise.

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

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At December 31, 2010, the Company had cash of approximately $2.3 million and investment securities with a fair market value of $4.1 million.

Contingent Liabilities and Commitments

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and stand-by letters of credit.  The following table presents the Company's commitments at December 31, 2010.

	Expiration By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Lines of Credit	$5,270	$1,422	$1,308	$1,577	$963
Standby Letters of Credit	139	139	—	—	—
Loan Commitments	1,207	1,207	—	—	—

Total	$6,616	$2,768	$1,308	$1,577	$963

Contractual Obligations

The following table presents the Company's contractual obligations at December 31, 2010.

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings	$10,657	$—	$10,657	$—	$—
Operating Leases	2,380	751	1,133	411	85
Time Deposits	384,301	301,816	82,483	2	—
Total Contractual Obligations	$397,338	$302,567	$94,273	$413	$85

Capital

The capital ratios of the Bank and the Company are presently in excess of the requirements necessary to meet the "well capitalized" capital category established by bank regulators.  See Note N - "Regulatory Matters" to the Consolidated Financial Statements.

Interest Rate Risk

Fluctuations in market interest rates can have a material effect on the Bank's net interest income because the yields earned on loans and investments may not adjust to market rates of interest with the same frequency, speed and extent as the rates paid by the Bank on its deposits.

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals.  The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:
	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at December 31, 2010 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total	Fair Value
Federal funds sold	—				—
(Rate)
Interest bearing deposits in banks	74,197	—	—	—	74,197	74,197
(Rate)	0.25%				0.25%
Loans (1)(2)
Adjustable rate loans	61,419	8,980	76,937	15,852	163,188	164,443
(Rate)	6.33%	6.02%	6.47%	6.54%	6.40%
Fixed rate loans	2,838	3,824	51,957	145,435	204,054	206,667
(Rate)	7.57%	5.56%	6.35%	6.28%	6.30%
Total loans	64,257	12,804	128,894	161,287	367,242	371,110
Investments (3)(4)	123,567	41,602	33,211	158,838	357,218	357,214
(Rate)	4.26%	1.27%	2.05%	4.73%	3.91%
Total rate-sensitive assets	262,021	54,406	162,105	320,125	798,657
Deposit accounts (5)
Savings and NOW	205,937	—	—	—	205,937	205,937
(Rate)	0.44%				0.44%
Money market	6,286	—	—	—	6,286	6,286
(Rate)	0.31%				0.31%
Time Deposits	99,031	202,785	82,341	144	384,301	386,446
(Rate)	1.15%	1.22%	2.10%	1.91%	1.39%
Total deposit accounts	311,254	202,785	82,341	144	596,524
Repurchase Agreements	—	50,000	—	—	50,000	51,661
(Rate)		3.97%			3.97%
Other borrowings	—	—	10,657	22,681	33,338	33,557
(Rate)			3.84%	2.95%	3.23%
Total rate-sensitive liabilities	311,254	252,785	92,998	22,825	679,862
Interest rate caps	40,000			(40,000)
Gap (repricing differences)	(89,233)	(198,379)	69,107	337,300	118,795

Cumulative Gap	(89,233)	(287,612)	(218,505)	118,795
Cumulative Gap to Total Rate Sensitive Assets	(11.17)%	(36.01)%	(27.36)%	14.87%

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

In February 2010, the FASB issued ASU No. 2010-09, which amends the authoritative accounting guidance under ASC Topic 855, Subsequent Events.  The update provides that an SEC filer is required to evaluate subsequent events through the date financial statements are issued.  However, an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The update was effective as of the date of issuance.  Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

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

In January 2011, the FASB issued ASU No. 2011-01 which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20.  The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring.  All other amendments contained in ASU No. 2101-20 are effective as issued.  Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

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

The Company is not an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. On October 2, 2009, the SEC issued a final extension of SOX 404(b) for non-accelerated filers, which would have required them to first comply with the provisions of Section 404(b) of SOX with respect to fiscal years ending on or after June 15, 2010.  Section 404(b) of SOX requires a registrant to provide an attestation report on management's assessment of internal controls over financial reporting by the registrant's external auditor.  Therefore, the Company would have been required to obtain an external auditor's attestation report on internal control over financial reporting for the fiscal year ended December 31, 2010.  However, on July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act includes a provision which permanently exempts non-accelerated filers, including the Company, from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of SOX.  Disclosure of management's attestations on internal control over financial reporting under Section 404(a) of SOX is still required.  See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Bancorp Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 24, 2011

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$4,920	$5,427
Interest bearing deposits	74,197	55,376
Total cash and cash equivalents	79,117	60,803
Investment Securities:
Available-for-sale	341,564	357,478
Held-to-maturity, fair value of $316 in 2010 and $337 in 2009	319	340
Total investment securities	341,883	357,818
Loans, net of unearned income	366,305	430,349
Less: allowance for loan losses	(16,105)	(11,416)
Net loans	350,200	418,933
Accrued interest receivable	3,578	4,253
Premises and equipment, net	7,815	8,532
Other receivable	10,047	—
Goodwill, net	—	18,549
Other assets	37,257	40,379
Total assets	$829,897	$909,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$73,609	$62,870
Interest bearing	596,527	650,574
Total deposits	670,136	713,444
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	10,657	31,004
Subordinated debt	22,681	22,681
Accrued interest payable	2,743	3,578
Other liabilities	2,047	3,324
Total liabilities	758,264	824,031

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — December 31, 2010, 60,000 shares December 31, 2009, 60,000 shares	1	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — December 31, 2010, 7,054,183 shares December 31, 2009, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(65,123)	(46,833)
Accumulated other comprehensive loss, net	(8,589)	(13,276)
Treasury Stock at cost December 31, 2010 and 2009, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	71,633	85,236
Total liabilities and stockholders' equity	$829,897	$909,267

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For The Years Ended December 31,
	2010	2009
INTEREST INCOME
Federal funds sold and interest bearing deposits	$262	$639
Investment securities	14,174	15,506
Loans, including related fees	25,559	29,777
Total interest income	39,995	45,922
INTEREST EXPENSE
Deposits	7,579	12,237
Securities sold under agreements to repurchase	2,012	2,305
Borrowings and subordinated debt	1,496	2,561
Total interest expense	11,087	17,103
Net interest income	28,908	28,819
PROVISION FOR LOAN LOSSES	5,750	9,300
Net interest income after provision for loan losses	23,158	19,519
NON-INTEREST INCOME
Service charges on deposit accounts	515	490
Investment securities gains (losses)	1,002	(860)
Other income	629	567
Total non-interest income	2,146	197
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	1,202	23,748
Less non-credit portion of OTTI recorded in Accumulated other comprehensive loss	—	6,313
Net OTTI recognized in earnings	1,202	17,435
Salaries and employee benefits	9,442	9,517
Net occupancy expense	2,109	2,150
Equipment expense	360	378
FDIC assessment	1,646	1,928
Data processing expense	489	452
Loss on termination of pension plan	1,871	—
Write-off goodwill	18,549	—
Other	4,615	3,311
Total non-interest expense	40,283	35,171
Loss before provision for income taxes	(14,979)	(15,455)
Benefit for income taxes	(1,489)	(13,217)
Net loss	$(13,490)	$(2,238)
Dividends on preferred stock	4,800	4,800
Loss allocated to common stockholders	$(18,290)	$(7,038)
Net loss per common share:
Basic	$(2.59)	$(1.00)
Diluted	$(2.59)	$(1.00)
Number of shares used to compute net loss per common share:
Basic	7,054	7,054
Diluted	7,054	7,054
Dividends per common share	$—	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
and COMPREHENSIVE INCOME (LOSS)
For The Years Ended December 31, 2010 and 2009
(In Thousands)

	Common Shares	Preferred Shares	Common Stock Par value	Preferred Stock Par value	Additional paid-in capital	Accumulated other comprehensive (loss) net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2009	7,698	60	$770	$1	$150,985	$(39,598)	$(39,795)	$(6,411)		$65,952
Net loss							(2,238)		(2,238)	(2,238)
Other comprehensive income net of taxes						26,322			26,322	26,322
Comprehensive income									$24,084
Cash dividends - Preferred Stock							(4,800)			(4,800)
Balance at December 31, 2009	7,698	60	770	1	150,985	(13,276)	(46,833)	(6,411)		85,236
Net loss							(13,490)		(13,490)	(13,490)
Other comprehensive income net of taxes						4,687			4,687	4,687
Comprehensive loss									$(8,803)
Cash dividends - Preferred Stock							(4,800)			(4,800)
Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,490)	$(2,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gains) losses on investment securities	(1,002)	860
Gain on sale of foreclosed real estate	(229)	—
Other than temporary impairment charges on securities	1,202	17,435
Net amortization of premiums of investment securities	2,182	721
Depreciation and amortization	513	533
Provision for loan losses	5,750	9,300
Loss on termination of pension plan	1,871	—
Write-off of goodwill	18,549	—

CHANGES IN ASSETS AND LIABILITIES:
Decrease in accrued interest receivable	675	1,613
(Increase) decrease in other assets	(6,925)	11,015
Decrease in accrued interest payable and other liabilities	(3,983)	(17,292)

Net cash provided by operating activities	5,113	21,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale Purchases	(234,561)	(295,440)
Sales, maturities and calls	252,780	244,051
Investment securities held to maturity Maturities	21	—
Net decrease in loans	50,664	29,316
Proceeds from sale of foreclosed real estate	12,548	—
Sale (acquisition) of premises and equipment	204	(221)

Net cash provided by (used in) investing activities	81,656	(22,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest bearing deposits	10,739	11,558
Net (decrease) in interest bearing deposits	(54,047)	(24,223)
Decrease in securities sold under agreements to repurchase	—	(9,504)
Repayment of borrowings	(20,347)	(14,268)
Dividends paid on preferred stock	(4,800)	(4,800)

Net cash (used in) financing activities	(68,455)	(41,237)
Net increase (decrease) in cash and cash equivalents	18,314	(41,584)
Cash and cash equivalents at beginning of year	$60,803	$102,387
Cash and cash equivalents at end of year	$79,117	$60,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash used to pay interest	$11,922	$20,047
Cash used to pay income taxes, net of refunds	$(1,080)	$5,894
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Trade date securities receivable	$10,047	$—
Transfer from loans to real estate owned	$12,318	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Banking Department (the "NYSBD"), which the Bank executed.  The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSBD addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination.  The Bank's board appointed a committee comprised of three directors to monitor the Bank's compliance.  We do not believe that compliance with the MOU will have a material adverse effect on our results of operations or financial condition.  As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank has been notified by the regulators that it is well capitalized for regulatory purposes as of December 31, 2010.

Trust Preferred Securities.

In 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, or 3.00% at December 31, 2010.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note A - (continued)

In 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, or 2.25% at December 31, 2010.

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

Series A Preferred Shares.  In 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Series A Preferred Shares") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors.  Each Series A Preferred Share bears non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, is mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011, unless previously redeemed, and was redeemable at the option of the Company between April 30, 2009 and November 1, 2010 at a redemption price of $1,100 per share.  No shares have been redeemed as of December 31, 2010.  So long as any share of Series A Preferred Shares remains outstanding, unless the full dividends for the most recent dividend payment date have been paid or declared, no dividends may be paid or declared on the Company's Common Stock.  For the years ended December 31, 2010 and 2009, the Company declared and paid cash dividends of $4.8 million on the Series A Preferred Shares.  The Company is current as to dividends on the Series A Preferred Shares.

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

Substantially all outstanding goodwill resulted from the acquisition of The Berkshire Bank and Goshen Savings Bank, depository institutions concentrating in the New York City and Orange and Sullivan County communities, respectively.  As the result of the market penetration in these New York areas, the Company had formulated its own strategy to create such a market role.  Accordingly, implicit in the purchase of these franchises was the acquisition of that role.  At December 31, 2010, the goodwill was fully written off.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb probable and estimateable losses and losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem or impaired loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

Interest income is accrued as earned on a simple interest basis.  Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of contractual principal and interest is doubtful.  When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses.  Interest which had accrued in the current year is reversed out of current period income.  The interest on these loans is accounted for on a cash basis, until qualifying for return to accrual.  Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific reserves and general reserves.  Specific reserves are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment.  These homogeneous loan groups are evaluated for impairment on a collective basis under FASB ASC 310.

The general reserve is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general reserve.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company's financial results.

On a monthly basis, the Bank's management committee reviews the current status of various loans as part of our evaluation of the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

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

The Company, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations.  The Company adopted the provisions of FASB ASC 815, "Derivatives and Hedging Activities", on January 1, 2009.  The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities.  Financial derivatives are reported at fair value in other assets or other liabilities.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income.  At both December 31, 2010 and 2009, the Company had notional amounts of $40.0 million outstanding.

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

Other real estate owned, representing property acquired through foreclosure, is recorded at estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note B - (continued)

7.	Goodwill

Goodwill resulting from acquisitions is accounted for under FASB ASC 350, "Intangibles-Goodwill and Other".  Goodwill is subject to impairment testing at least annually or when triggering events occur to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at the Bank, the reporting unit.  A fair value is determined for the reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds the book value, no impairment of recorded goodwill is necessary.  If the fair value of the reporting unit is less, a charge may be required on the Company's books to write down the related goodwill to the fair value, which would then become the new carrying value. The Company performed its annual test as of December 31, 2010 and determined that a write down of $18.5 million, all of the goodwill maintained at the reporting unit, was appropriate.

In analyzing the goodwill at December 31, 2010 the Company considered the three conventional approaches to valuing an entity, the market approach, the income approach, and the cost approach and focused the evaluation on an income approach.

The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for the reporting unit. The key assumptions used to determine fair value under the income approach included the cash flow period, terminal values based on a terminal growth rate and the discount rate. The discount rate used in the income approach for the reporting unit evaluated at December 31, 2010 was 13%. As a result of applying the first step of goodwill impairment testing to determine if potential goodwill impairment existed at December 31, 2010, the reporting unit's carrying value exceeded the fair value which required a Step 2 analysis.

Based on the fair value being less than the carrying value a Step 2 analysis, which involves a valuation of the assets of the reporting unit as if it had just been acquired and comparing that with the carrying amount of goodwill, was performed. The results of the Step 2 analysis determined that a full write down of the goodwill was required.

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

9.	Net Loss Per Share

Basic earnings and/or loss per common share excludes dilution and is computed by dividing income and/or loss available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

10.	Stock Based Compensation

The Company had one stock-based employee compensation plan which expired in March 2009 in accordance with the terms of the plan.  There was no activity in the stock-based employee compensation plan for any period presented.

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

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or cash balances with the Federal Reserve Bank in a non-interest bearing account.  The amounts of those reserve and cash balances was approximately $4,737,000 and $4,087,000 at December 31, 2010 and 2009, respectively.

13.	Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLBNY") to maintain an investment in FHLBNY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value.  At December 31, 2010 and 2009, management does not believe this asset is impaired.

14.	Comprehensive Income

The Company follows the provisions of FASB ASC 220, "Comprehensive Income", ("ASC 220") which includes net income as well as certain other items, which result in a change to equity during the period. The following tables present the components of comprehensive income (loss). (In thousands.)

	Year Ended December 31, 2010
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$7,612	$(3,045)	$4,567
Less reclassification adjustment for losses realized in net income	(200)	80	(120)
Unrealized gain on investment securities	7,812	(3,125)	4,687
Other comprehensive income, net	$7,812	$(3,125)	$4,687

	Year Ended December 31, 2009
	Before tax amount	Tax (expense) benefit	Net of tax Amount
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$24,565	$(8,374)	$15,181
Less reclassification adjustment for gains (losses) realized in net income	(18,295)	7,318	(10,977)
Unrealized gain (loss) on investment securities	42,860	(16,702)	26,158
Change in minimum pension liability	164	—	164
Other comprehensive income, net	$43,761	$(16,702)	$26,322

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - INVESTMENT SECURITIES

The following is a summary of held to maturity investment securities:

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$319	$1	$(4)	$316

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$340	$—	$(3)	$337

The following is a summary of available-for-sale investment securities:

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

The following table shows the outstanding auction rate securities at December 31, 2010 and 2009:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$693	$1,089	1,895	1,895
Preferred Shares of Money Center Banks	71,300	58,990	75,000	63,047
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000

Totals	$73,993	$62,074	$78,895	$66,942

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$37,071	$1,533	$31	$—	$37,102	$1,533
Mortgage-backed securities	24,860	381	9,745	305	34,605	686
Corporate notes	1,373	9	8,314	630	9,687	639
Pooled Trust Preferred CDO	—	—	458	6,000	458	6,000
Auction rate securities	4,504	497	54,486	11,814	58,990	12,311
Municipal securities	1,747	46	—	—	1,747	46
Total temporarily impaired securities	$69,555	$2,466	$73,034	$18,749	$142,589	$21,215

The Company had a total of 40 debt securities with a fair market value of $81.9 million which were temporarily impaired at December 31, 2010.  The total unrealized loss on these securities was $8.9 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  The remaining unrealized loss of $12.3 million is on 11 auction rate securities which have declined in value due to auction failures beginning in February 2008.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 9.3% of total assets at December 31, 2010.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

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

The Company also had 2 equity securities with an aggregate fair market value of $1.0 million which were temporarily impaired at December 31, 2009.  The total unrealized loss on these securities was $26,000.  The preponderance of the unrealized loss for marketable equity securities and other is a $24,000 unrealized loss at December 31, 2009 on one money center bank preferred issue.  As the stock market declined in the first and second quarter of 2009, especially related to the financial sector, the Company's investments decreased in value.  At March 31, 2009, the unrealized loss totaled $348,000.  At December 31, 2009, the fair value of this security had rebounded to an unrealized loss position of $24,000.  The issuer of this preferred equity security has raised sufficient capital to repay the Troubled Asset Relief Program ("TARP") funds, continue to pay its dividend, maintain its credit rating and remain well-capitalized.  Based upon these factors, coupled with the increasing stock market prices, especially in the financial sector, the Company does not believe an OTTI charge is warranted at December 31, 2009.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2010 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,736	$41,805	$—	$—
Due after one through five years	37,074	36,812	—	—
Due after five through ten years	39,515	40,114	—	—
Due after ten years	161,770	157,628	319	316
Auction rate securities	73,993	62,079	—	—
Marketable equity securities and other	2,810	3,126	—	—
Totals	$356,898	$341,564	$319	$316

Gross gains realized on the sales of investment securities for the years ended December 31, 2010 and 2009 were approximately $1,224,000 and $553,000, respectively.  Gross losses were approximately $222,000 and $1,413,000 for the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, we sold certain money center auction rate securities and certain corporate notes.  During the year ended December 31, 2009, we sold the Fannie Mae auction rate securities and certain corporate notes.

At both December 31, 2010 and 2009, securities sold under agreements to repurchase with a book value of approximately $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $57.8 million and $55.6 million, respectively. As of December 31, 2010 and 2009, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - LOANS

Major classifications of loans are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Commercial and Industrial and Finance Leases	$19,321	$50,672
Secured by Real Estate
Residential	114,594	129,925
Multi family	5,865	7,432
Commercial Real Estate and Construction	226,667	242,927
Consumer	795	396
	367,242	431,352
Deferred loan fees	(937)	(1,003)
Allowance for loan losses	(16,105)	(11,416)
	$350,200	$418,933

Changes in the allowance for loan losses are as follows:

	For The Years Ended December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$11,416	$9,204
Provision charged to operations	5,750	9,300
Loans charged off	(1,067)	(7,194)
Recoveries	6	106

Balance at end of year	$16,105	$11,416

The Bank had $1.5 million and $13.9 million of non-accrual loans as of December 31, 2010 and 2009, respectively, and $495,000 and $0 of loans delinquent more than ninety days and still accruing interest at December 31, 2010 and 2009, respectively. The Bank classified the non-accrual loans as impaired loans at both December 31, 2010 and 2009. However, no specific reserves for impaired loans was made because the collateral underlying the non-accrual loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.8 million and $6.9 million at December 31, 2010 and 2009, respectively.

Average impaired loans for the twelve months ended December 31, 2010 and 2009 were approximately $5.9 million and $9.1 million, respectively.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $325,000 and $683,000, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

The qualitative factors are determined based on the various risk characteristics of each loan class.  Relevant risk characteristics are as follows:

Commercial and industrial loans - Loans in this class are made to businesses.  Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an effect on the credit quality in this loan class.

Commercial real estate - Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes.  The underlying properties are generally located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Construction loans - Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon.  Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns.  To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing.  Credit risk is affected by cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

Residential real estate - Loans in this class are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.  The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.

Multi-Family real estate - Loans in this class are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.  The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.

Consumer loans - Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile or other secured assets). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Financing Leases - Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as equipment or other secured assets). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Year Ended December 31, 2010
(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,349	$2,592	$3,211	$30	$763	$57	$115	$3,299	$11,416
Charge-offs	(300)	(766)				(1)			(1,067)
Recoveries	6								6
Provision	(638)	6,784	(427)	117	1,303	(31)	304	(1,662)	5,750
Ending balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$16,105

Financing Receivables:
Ending balance	$10,498	$193,500	$33,167	$5,865	$114,594	$795	$8,823	$0	$367,242
Ending balance: individually evaluated for impairment	$0	$816	$0	$0	$1,998	$0	$0	$0	$2,814
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$364,428

The $2.0 million of residential impaired loans were identified as troubled debt restructurings ("TDRs").  TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties.  Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months.  We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow.  Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Age Analysis of Past Due Loans
As of December 31, 2010
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$251	$—	$166	$417	$10,081	$10,498	$29
Construction	900	—	—	900	32,267	33,167	—
Commercial real estate	1,356	2,000	—	3,356	190,144	193,500	—
Consumer	—	—	15	15	780	795	11
Residential - prime	404	387	695	1,486	113,108	114,594	451
Residential - multi family	—	—	—	—	5,865	5,865	—
Finance leases	—	—	—	—	8,823	8,823	—
Total	$2,911	$2,387	$876	$6,174	$361,068	$367,242	$495

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Impaired Loans
For the Year Ended December 31, 2010
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$292	$—	$22
Construction	—	—	—	4,211	—	303
Commercial real estate	816	816	—	400	99	—
Consumer	—	—	—	—	—	—
Residential - prime	1,998	1,998	—	963	125	—
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$2,814	$2,814	$—	$5,866	$224	$325
Commercial	816	816	—	4,903	99	325
Consumer	—	—	—	—	—	—
Residential	1,998	1,998	—	963	67	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Loans on Nonaccrual Status
As of December 31, 2010
(In thousands)

Commercial & industrial	$137
Construction	—
Commercial real estater	—
Consumer	—
Residential - prime	1,380
Residential - multi family	—
Finance leases	—
Total	$1,517

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
For the Year Ended December 31, 2010
(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$10,344	$23,085	$151,200
Watch	—	—	8,624
Special Mention	—	10,082	15,344
Substandard	154	—	18,332
Total	$10,498	$33,167	$193,500

	Residential	Residential Multi Family
Grade:
Pass	$106,165	$5,865
Watch	336	—
Special Mention	5,929	—
Substandard	2,164	—
Total	$114,594	$5,865

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$61	$719	$8,823
Nonperforming	4	11	—
Total	$65	$730	$8,823

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note D - (continued)

The Company utilizes a grade risk rating system for commercial and industrial, commercial real estate and construction loans as follows:

Pass: These loans have low to average risk.

Watch: A Watch loan is similar to a Pass classification and it is not a criticized or classified loan.  Documentation exceptions require additional attention by management for corrective action.  These loans are paying as agreed and meeting their loan agreement obligations; however existing and developing factors may elevate the risk levels requiring added attention by management.  Those factors may include industry conditions, operating problems, pending litigation of a minor nature, declining collateral quality, and customer's failure to provide financial information, occasional payment difficulties (late payments, overdrafts, renewals) or other minor exceptions to policy.

Special mention:  Include loans, which are fundamentally sound, but exhibit potential credit risk or unsatisfactory characteristics, which, if not corrected, could lead to loan loss.  A Special Mention loan has potential weaknesses that deserve management's close attention and dictate a higher level of attention and oversight.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard: Include loans with positive and well defined weaknesses which are inadequately protected by current net worth and paying capacity of borrower or pledged collateral.  Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans have one or more weaknesses (such as being on non-accrual status and 90 days or more past due) that could jeopardize the repayment of the debt and result in some form of loss to the Bank.  This category includes loans that may be impaired.  Substandard loans should be evaluated at least on a quarterly basis to determine if additional course of action would be required by management.

Doubtful: Loans classified as Doubtful have weaknesses that make collection or liquidation in full, on the basis of the currently known facts, conditions, and values, highly questionable and improbable.  All Doubtful loans are placed on non-accrual status.  Doubtful loans are considered impaired.

Loss: Loans classified as Loss are considered to be uncollectible and have such little value that their continuance on the Bank's books is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be effected in the future.  Loans classified Loss should be promptly charged off prior to the end of the calendar quarter in which they are identified.

The Company does assign risk ratings to residential real estate, home equity and consumer loans secured by real estate (such as 1-to-4 family homes) that are contractually past due 90 days or more or where legal action has commenced against the borrower.  Consumer loans other than those secured by real estate are charged off when they become contractually past due 120 days. Those loans not assigned a rating watch, special mention, substandard or loss are considered "pass".

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all classified commercial and industrial, commercial real estate and construction loans.  Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its periodic review process.

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

Balance at 12/31/09	$19,479
New Loans	—
Repayments	401
Balance at 12/31/10	$19,078

In April 2010, the Bank assigned its interest in real estate, that had previously secured a $13.5 million loan, to Momarm II Corporation ("Momarm") for $12.6 million, which represents the Bank's carrying value.  Momarm is owned by immediate family members of the Company's and the Bank's Chairman of the Board, who are also immediate family members of two other directors of the Bank.  The Bank received a fairness opinion with respect to the value received for the assignment and an independent appraisal of the real estate.

 In April 2010, the Bank sold three loans that it had originally booked at $7.5 million to Momarm for an aggregate purchase price of $3.15 million, which represents the Bank's carrying value.  The Bank received a fairness opinion with respect to the value received for the sale of each loan and an independent appraisal of the underlying assets.

Note E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	Estimated useful lives	December 31, 2010	December 31, 2009
		(In thousands)
Land	Indefinite	$3,572	$3,572
Buildings	39 years	4,884	5,213
Furniture and equipment	3 to 10 years	3,563	3,448
Leasehold improvements	2 to 10 years	2,316	2,306
		14,335	14,539
Accumulated depreciation and amortization		(6,520)	(6,007)
Total		$7,815	$8,532

Depreciation and amortization expense was approximately $513,000 and $533,000 for the years ended December 31, 2010 and 2009, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note F - DEPOSITS

The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $179.1 million and $191.3 million as of December 31, 2010 and 2009, respectively.

The scheduled maturities of all certificates of deposit are as follows:

December 31, 2010
(In thousands)
2011	$301,816
2012	46,155
2013	36,186
2014	142
2015	2
$384,301

It has been the Bank's experience that the majority of these certificates of deposit will renew with the Bank.

Note G - BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions.  Short-term borrowings consist of various borrowings which generally have maturities of less than one year.  The details of these categories are presented below:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$50,000
Average during the year	$50,000	$56,436
Maximum month-end balance	$50,000	$57,000
Weighted average rate during the year	4.02%	4.08%
Rate at December 31	3.97%	3.97%

Borrowings  At December 31, 2010, advances from the FHLBNY totaling $10.7 million will mature within one to three years and are reported as long-term borrowings.  The advances are collateralized by FHLBNY stock and certain first mortgage loans totaling $152.0 million.  The advances had a weighted average rate of 3.84%.  Unused lines of credit at the FHLBNY were $103.7 million at December 31, 2010.

Outstanding long-term borrowings mature as follows (in thousands):

Year	Amount
2011	$—
2012	1,632
2013	9,025
2014	—

Total	$10,657

The borrowings with the Federal Home Loan Bank are generally renewed.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note G - (continued)

Subordinated Debentures

In 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI").  The Company owns all the common capital securities of BCTI.  BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, or 3.00% at December 31, 2010.

In 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII").  The Company owns all the common capital securities of BCTII.  BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, or 2.25% at December 31, 2010.

Note H - LOSS PER SHARE

Basic loss per common share is calculated by dividing loss available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period.  There is no effect for dilutive shares for the years ended December 31, 2010 and 2009 due to the net loss recognized and the expiration of the stock option plan. The following tables present the Company's calculation of loss per common share.

	Year Ended December 31, 2010 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share
Net loss	$(13,490)
Dividends paid to preferred stockholders	(4,800)
Net loss available to common stockholders	$(18,290)	7,054	$(2.59)

	Year Ended December 31, 2009 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share
Net loss	$(2,238)
Dividends paid to preferred stockholders	(4,800)
Net loss available to common stockholders	$(7,038)	7,054	$(1.00)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note I - INCOME TAXES

The components of income tax (benefit) expense are as follows: (In thousands)

	Years Ended December 31,
	2010	2009
Current	$1,842	$(7,376)
Deferred Taxes (Benefit)	(3,331)	(5,841)
	$(1,489)	$(13,217)

A reconciliation of the (benefit) provision for income taxes for the years ended December 31, 2010 and 2009 and the amount computed by applying the statutory Federal income tax rate to loss/income from continuing operations follows: (In thousands)

	Years Ended December 31,
	2010	2009
Effective Tax Reconciliation
Tax at statutory rate	$(5,093)	$(5,254)
State and City, net of federal income tax benefit	(200)	2,165
Permanent items	6,310	3
(Decrease) increase in Federal valuation allowance	(2,423)	(8,156)
Other	(83)	(1,975)
Actual (benefit) provision for income taxes	$(1,489)	$(13,217)

The tax effect of the principal temporary differences at December 31, 2010 and 2009 are as follows: (In thousands)

	December 31,
	2010	2009
Net deferred tax assets
Loan loss provision	$7,299	$5,142
Depreciation	(441)	397
Non accrual interest	1,081	1,048
Net operating loss	6,599	5,036
Other	748	786
Other than temporary impairment	25,972	28,530
Valuation reserve	(25,370)	(28,289)
Unrealized loss on investment securities	6,995	7,353
Net deferred tax asset included in other assets	$22,883	$20,003

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note I - (continued)

For the fiscal year ended December 31, 2010, the Company recorded a valuation reserve of $25.4 million relating primarily to OTTI charges on securities and net operating losses.  Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items referred to above.  In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income.  Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset.  However, there can be no assurance that such levels of taxable income will be generated.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - EMPLOYEE BENEFIT PLANS

1.       Retirement Income Plan

The Company's Retirement Income Plan (the "Plan") was terminated on December 31, 2009 with the full settlement of all Plan benefits provided for in December 2010.  The Plan was invested 100% in cash-equivalent instruments totalling $4.4 million. As of December 31, 2010, the Plan was settled by the purchase of annuity contracts for all benefit obligations.  During 2010, the Company recorded a $1.9 million loss on the termination of the Plan.

In 2009, the expected rate of return on Plan assets was determined based upon a review of historical returns, both for our Plan and for medium to large-sized defined benefit pension funds with similar asset allocations.  This review generated separate expected future long-term returns for each asset class listed in the above table.  These expected future returns were then blended based upon our Plan's target asset allocation.

Assumptions

Weighted-average assumptions used to determine benefit obligations were as follows at the dates indicated:

December 31, 2009
Discount rate	4.15%
Rate of compensation increase	5.00%

Weighted-average assumptions used to determine net periodic benefit cost were as follows for the date indicated:

December 31, 2009
Discount rate	6.10%
Rate of compensation increase	5.00%
Expected return on plan assets	8.50%
Measurement date	12/31/2009

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - (continued)

The following table sets forth the Plan's benefit obligations, fair value of the Plan assets and the funded status of the Plan for the year ended December 31, 2009:

December 31, 2009
Change in benefit obligation
Benefit obligation at beginning of year	$4,334,533
Service cost	358,270
Interest cost	256,320
Actuarial (gain) loss	347,528
Benefits paid	(185,942)
Benefits obligation at end of year	$5,110,709

Change in plan assets
Fair value of plan assets at beginning of year	$2,426,088
Actual return on plan assets	716,264
Employer contribution	1,433,900
Benefits paid	(185,942)
Fair value of plan assets at end of year	$4,390,310
Funded status at end of year	$(720,399)

Amounts recognized in the statement of financial position consist of:
Liabilities	$(720,399)

Net amount recognized at year end	$(720,399)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets
Projected benefit obligation	$5,110,709
Accumulated benefit obligation	5,110,709
Fair value of plan assets	4,390,310

A summary of the components of net periodic benefit cost and other amounts recognized in other comprehensive income in accordance with ASC 715 for the year ended December 31, 2009 is as follows:

December 31, 2009
Service cost	$358,270
Interest cost	256,320
Expected return on assets	(276,027)
Amortization
Prior service cost	18,370
(Gain) loss	167,506
Curtailments	47,394
Net periodic pension cost	$571,833

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - (continued)

The Pension Protection Act of 2006 (the "PPA") changed the funding rules for defined benefit pension plans beginning in 2008.  A key element of the PPA is the introduction of benefit restrictions on plans that are funded below 80% of the plan's target liabilities.  In order to avoid these restrictions, during the fiscal year ended December 31, 2009 we contributed approximately $1.4 million to the Plan.

The following table sets forth other changes in plan assets and benefit obligations recognized in other comprehensive income in accordance with ASC 715 at December 31, 2009:

December 31, 2009
Net loss (gain)	$(92,709)
Prior service cost	N/A
Amortization of prior service cost	(18,370)
Amortization of net (loss) gain	(167,506)
Curtailments	(47,394)
Total recognized in other comprehensive (income)	$325,979
Total recognized in net periodic benefit cost and other comprehensive (income)	$245,854

Estimated Future Benefit Payments

During 2010, all past and present employees covered by the Plan received their accrued benefits and no further benefit payments will be made by the Company in future years.

Company Contributions

The Company contributed approximately $949,000 and $1.4 million to the Plan in the fiscal years ended December 31, 2010 and 2009, respectively. No further contributions will be necessary.

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

	December 31,
	2010	2009
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$722	$708
Service cost	—	—
Interest cost	42	42
Adjustment for measurement date change	—	—
Actual loss (gain)	(66)	33
Benefits paid	(70)	(61)
Benefits obligation at end of year	628	722

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	70	61
Benefits paid	(70)	(61)
Fair value of plan assets at end of year	—	—

Funded status	(628)	(722)
Unrecognized net actuarial loss	—	—
Accrued benefit cost (included in other liabilities)	$628	$722

Net benefit cost included the following components:

	Year Ended December 31,
	2010	2009
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	42	42
Actual return on plan assets	—	—
Net periodic benefit cost	$42	$42

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 5.50% and 6.25% in 2010 and 2009, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note J - (continued)

3.       401(k) Plans

The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary.  The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary.  The matching expense was $125,500 and $136,500 for the years ended December 31, 2010 and 2009, respectively.

4.       Deferred Compensation Arrangements

GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives.  These deferred compensation arrangements were terminated as a result of the acquisition.  At December 31, 2010 and 2009, the balance accumulated under these arrangements was approximately $158,000 and $178,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them.  The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.  At December 31, 2010 and 2009, the balances accumulated under the Plan were approximately $581,000 and $451,000, respectively.

Note K - COMMITMENTS AND CONTINGENCIES

1.	Leases and Other Commitments

The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2011 through 2016.  The leases require payment by the Company of the real estate taxes and insurance on the leased properties.  Approximate future minimum annual rental payments are as follows (in thousands):

Year Ending December 31,
2011	$751
2012	774
2013	359
2014	244
2015	167
Thereafter	85
$2,380

The Company's rental expense was approximately $1,539,000 for both fiscal years ended December 31, 2010 and 2009.  Included in the Company's rental expense was approximately $504,000 and $428,000 for the fiscal years ended December 31, 2010 and 2009, respectively, which was paid to a company affiliated with a director of the Company.  This lease expired in June 2010 and has not yet been renewed.  Rental payments are being made under the terms of the expired lease.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note L - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Also there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets.  This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2010 and 2009 are outlined below.

	December 31,
	2010		2009
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$341,883	$341,880	$357,818	$357,815
Loans, net of unearned income	366,305	371,110	430,349	428,990
Time Deposits	384,301	386,446	427,777	429,449
Repurchase Agreements	50,000	51,661	50,000	49,842
Borrowings	10,657	10,876	31,004	31,756
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $79.1 million and $60.8 million at December 31, 2010 and 2009, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at December 31, 2010 and 2009 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk.  The carrying value of accrued interest approximates fair value.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps were approximately $26,000 and $117,000 at December 31, 2010 and 2009, respectively.

The fair value of borrowings and subordinated debt approximates the carrying value due to the re-pricing of the debt.

FASB ASC 820, "Fair Value Measurements and Disclosures", ("ASC 820") defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.  There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

Assets measured at fair value during fiscal year 2010 and fiscal year 2009 are summarized below.

	At December, 31, 2010 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2010
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$2,814	$2,814
Investment securities available for sale: (2)
U.S. Treasury Notes	50,076	—	—	50,076
U.S. Government Agencies	24,930	62,597	—	87,527
Mortgage-backed securities	—	121,137	—	121,137
Corporate notes	10,246	2,932	—	13,178
Single Issuer Trust Preferred CDO	—	1,294	—	1,294
Pooled Trust Preferred CDO	—	459	—	459
Municipal securities	—	2,688	—	2,688
Auction rate securities	—	—	62,079	62,079
Marketable equity securities and other	—	3,126	—	3,126
Total Investment securities available for sale	85,252	194,233	62,079	341,564
Total assets	$85,252	$194,233	$64,893	$344,378

(1) Non-recurring basis
(2) Recurring basis

The above table includes $15.3 million in net unrealized losses on the Company's available for sale securities.  The Company has reviewed its investment portfolio at December 31, 2010, and has determined that the unrealized losses, except as discussed in Note C - Investment Securities, are temporary.

The fair value of the derivative is approximately $26,000 and valued as a Level 3 input.  Further disclosures are waived due to materiality.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note L - (continued)

	At December 31, 2009 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2009
	(Dollars in thousands)
Assets
Impaired loans (1)	$—	$—	$13,900	$13,900
Investment securities available for sale: (2)
U.S. Treasury Notes	50,206	—	—	50,206
U.S. Government Agencies	—	75,525	—	75,525
Mortgage-backed securities	—	136,043	—	136,043
Corporate notes	—	17,729	—	17,729
Single Issuer Trust Preferred CDO	—	1,021	—	1,021
Pooled Trust Preferred CDO	—	150	—	150
Municipal securities	—	2,171	—	2,171
Auction rate securities	—	—	66,942	66,942
Marketable equity securities and other	7,691	—	—	7,691
Total Investment securities available for sale	57,897	232,639	66,942	357,478
Total assets	$57,897	$232,639	$80,842	$371,378

(1) Non-recurring basis
(2) Recurring basis

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2010	$66,942
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	39
Purchases, Sales, Issuances and Settlements	(3,700)
Redemptions	—
Interest	—
Other than temporary impairment expense	(1,202)
Capital deductions for operating expenses	—
Balance, December 31, 2010	$62,079

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$—

Note M -	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note M - (continued)
Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.  The approximate contract amounts are as follows:

	December 31,
	2010	2009
	(In thousands)
Unused lines of credit	$5,270	$7,859
Commitments to extend credit	1,207	1,292
Standby letters of credit and financial guarantees written	139	1,117
	$6,616	$10,268
Interest rate caps-notional amount	$40,000	$40,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.  The extent of collateral held for those commitments at December 31, 2010 varies up to 100%.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2010 are $139,000 and they expire through 2011.  Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Note N - REGULATORY MATTERS

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes that, as of December 31, 2010, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the institution's category.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note N - (continued)
The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2010 and 2009 (dollars in thousands):
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total Capital (to Risk-Weighted Assets)
Company	$105,939	22.6%	$37,551	>8.0%	$—	N/A
Bank	96,426	21.0%	36,682	>8.0%	45,853	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	100,072	21.3%	18,776	>4.0%	—	N/A
Bank	90,566	19.8%	18,341	>4.0%	27,512	>6.0%
Tier I Capital (to Average Assets)
Company	100,072	11.4%	35,126	>4.0%	—	N/A
Bank	90,566	10.8%	33,602	>4.0%	42,003	>5.0%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total Capital (to Risk-Weighted Assets)
Company	$106,884	19.3%	$44,356	>8.0%	$—	N/A
Bank	90,751	16.9%	43,080	>8.0%	53,850	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	99,954	18.0%	22,178	>4.0%	—	N/A
Bank	84,002	15.6%	21,540	>4.0%	32,310	>6.0%
Tier I Capital (to Average Assets)
Company	99,954	11.3%	35,267	>4.0%	—	N/A
Bank	84,002	9.8%	34,313	>4.0%	42,891	>5.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Note O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS
(In Thousands)

	December 31,
	2010	2009
ASSETS

Cash	$2,278	$6,924
Equity investment in subsidiaries	83,888	92,079
Investment in securities available for sale	4,079	5,807
Accrued interest receivable	38	38
Other assets	4,540	3,704
Total assets	$94,823	$108,552

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt	$22,681	$22,681
Other liabilities	509	635
Total liabilities	23,190	23,316

Stockholders' equity
Common stock	770	770
Series A preferred stock	1	1
Additional paid-in capital	150,985	150,985
Accumulated deficit	(65,123)	(46,833)
Accumulated other comprehensive loss, net	(8,589)	(13,276)
Common stock in treasury, at cost	(6,411)	(6,411)
Total stockholders' equity	71,633	85,236
	$94,823	$108,552

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note O - (continued)

CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

	For The Years Ended December 31,
	2010	2009
INCOME
Interest income from the Bank	$1	$7
Interest income	654	549
Gain on sales of investment securities	493	—
Other income	334	330
Total income	1,482	886

EXPENSES
Salaries and employee benefits	370	893
Interest expense	668	784
Other than temporary credit impairment charges on securities	—	8,948
Loss on termination of pension plan	1,871	—
Other expenses	1,329	1,090
Total expenses	4,238	11,715
Loss before income taxes and equity in undistributed net income of the Bank	(2,756)	(10,829)
Equity in undistributed net loss of the Bank	(11,985)	7,638
Loss before taxes	(14,741)	(3,191)
Benefit for income taxes	(1,251)	(953)
Net loss	$(13,490)	$(2,238)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements (continued)

Note O - (continued)

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Years Ended December 31,
	2010	2009
Operating activities:
Net loss	$(13,490)	$(2,238)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sales of investment securities	(494)	—
Equity in undistributed net loss (income) of the Bank	11,985	(7,638)
Equity in undistributed net income of East 39, LLC	(332)	(329)
Dividends received from the Bank	—	2,790
Loss on termination of pension plan	1,871	—
Decrease in other liabilities	(1,281)	(1,590)
(Increase) decrease in other assets	(327)	904

Net cash used in operating activities	(2,068)	(8,101)

Investing activities:
Investment securities available for sale
Sales and redemptions	2,222	—
Other than temporary credit impairment charges on securities	—	8,948

Net cash provided by investing activities	2,222	8,948

Financing activities:
Dividends paid on preferred stock	(4,800)	(4,800)

Net cash used in financing activities	(4,800)	(4,800)

Net decrease in cash and cash equivalents	(4,646)	(3,953)
Cash and cash equivalents at beginning of year	6,924	10,877
Cash and cash equivalents at end of year	$2,278	$6,924

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Note P - SUBSEQUENT EVENTS

On January 31, 2011, the Bank closed its branch located in Ridgefield, NJ.  Based upon an appraisal of the property, we recorded a charge of $380,000 at December 31, 2010, which is included in these financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of December 31, 2010 the Disclosure Controls were effective.

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

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company's Internal Control as of December 31, 2010. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2010, the Company's Internal Control was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding Internal Control.  The Company's Internal Control was not subject to attestation by the Company's registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2010 no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

ITEM 9B. Other Information

Not Applicable.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance

The following are the current directors and executive officers of the Company:

Name	Age	Position(s)
Steven Rosenberg	62	President, Chief Executive Officer,
		Chief Financial Officer and Director
William L. Cohen	69	Director
Martin A. Fischer	73	Director
Moses Marx	75	Director
Randolph B. Stockwell	64	Director
Moses Krausz	70	President of The Berkshire Bank and Director
David Lukens	61	Executive Vice President, Chief Financial Officer of The Berkshire Bank

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

Mr. Krausz has held the position of President of the Bank since March 1992 and Chief Executive Officer since November 1993.  He was elected a director of the Company in May 2007. Prior to joining the Bank, Mr. Krausz was Managing Director of SFS Management Co., L.P., a mortgage banker, from 1987 to 1992 and was President of UMB Bank and Trust Company, a New York State chartered bank, from 1978 to 1987.

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

At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal.  All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2011. The Company's officers, in their capacities as such, serve at the discretion of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers (as defined therein), directors and persons owning more than ten (10%) percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Company with the SEC.  SEC regulations also require that a copy of all such Section 16(a) forms filed be furnished to the Company by the filer.

Based solely on a review of the copies of such forms and amendments thereto received by the Company, or on written representations from our executive officers and directors that no Forms 5 were required to be filed, we believe that during fiscal 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten (10%) percent of our Common Stock were met.

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

ITEM 11.Executive Compensation

Our Board of Directors has delegated primary authority for executive compensation to the three independent members of the Board, or Independent Directors, who, though not a formal compensation committee of the Board, act in such capacity.

Executive Compensation

The following table shows the compensation paid in or with respect to the periods indicated to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2010 and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2010 (our "named executive officers").

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Steven Rosenberg	2008	230,000	30,000	356,393	—	616,393
President, Chief Executive	2009	241,500	45,000	278,445	—	564,945
Officer and Chief Financial Officer	2010	250,000	55,000	—	—	305,000

Moses Krausz	2008	465,398	150,000	13,740	11,725	640,863
President and Chief	2009	481,418	200,000	16,678	7,756	705,852
Executive Officer of The Berkshire Bank	2010	513,123	225,000	15,149	6,653	759,925

David Lukens	2008	192,000	30,000	20,127	9,258	251,385
Executive Vice President and	2009	192,000	30,000	21,147	7,882	251,029
Chief Financial Officer of	2010	193,920	30,000	5,818	6,555	236,293
The Berkshire Bank

Narrative To Summary Compensation Table

Mr. Rosenberg does not have an employment agreement with us.  The amounts reported for Nonqualified Deferred Compensation Earnings includes only the change in the value of his benefit payable under our Retirement Income Plan which was terminated on December 31, 2009.  Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan.

Mr. Krausz has an employment agreement with the Bank.  The agreement expires on April 30, 2012 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes only the earnings on the Deferred Compensation Plan.  Mr. Krausz did not participate in the Retirement Income Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $6,227, $7,350 and $6,900 in 2010, 2009 and 2008, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with the Bank.  The agreement will expire on June 30, 2012 unless automatically renewed for up to three additional years as provided for in the agreement.  The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions in Mr. Lukens' employment agreement.  Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes the change in the value of Mr. Lukens' benefit payable under our Retirement Income Plan and earnings on the Deferred Compensation Plan, $0 and $5,818, respectively in 2010, $14,578 and $6,569, respectively, in 2009 and $14,367 and $5,760, respectively, in 2008.  The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $5,679, $6,687 and $6,683, in 2010, 2009 and 2008, respectively, and income associated with life insurance coverage.

1999 Stock Incentive Plan

Our 1999 Stock Incentive Plan terminated in March 2009. No options are outstanding and no options are available for future grant.

Post-Employment Compensation

Retirement Income Plan.  Our Retirement Income Plan was terminated on December 31, 2009.

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

On June 30 and December 31 of each year, account balances are credited with the applicable earnings rate, the highest deposit rate paid by the Bank on its generally available interest bearing deposit accounts (excluding time deposits), in effect at that time. Distributions from the Deferred Compensation Plan may be made upon (i) termination of employment, (ii) an unforeseeable emergency, (iii) death, (iv) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended, (the "Code") and (v) a Change in Control Event, to the extent such distribution upon such Change in Control Event constitutes permissible payment under Section 409A of the Code.

Compensation of Directors

Director Compensation for the Fiscal Year Ended December 31, 2010.

Name	Fees Earned or Paid in Cash $	Total $
William L. Cohen	30,000	30,000
Moses Marx	28,000	28,000
Martin A. Fischer	32,000	32,000
Randolph B. Stockwell	30,000	30,000

Each director who is not also an employee receives a stipend of $25,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each of these directors also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2011 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and (iii) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William L. Cohen	0		*

Common Stock	Martin A. Fischer	10,800		*

Common Stock	Moses Krausz	90,464	(1)	1.3%

Common Stock	David Lukens	600		*

Common Stock	Moses Marx 160 Broadway New York, NY 10038	3,906,409	(2)	55.4%

Common Stock	Steven Rosenberg	62,580		*

Common Stock	Randolph B. Stockwell	21,000		*

Common Stock	All executive officers and directors as a group (7 persons)	4,091,853		58.0%

	* Less than 1%

(1)Includes 2,100 shares owned by Mr. Krausz's spouse.
(2)Includes 334,979 shares owned by Momar Corporation, 141,063 shares owned by Terumah Foundation, 157,261 shares owned by Marneu Holding Company, 10,681 shares owned by United Equities Company and 190,284 shares owned by KF Investors LLC.  Mr. Marx and KF Investors LLC entered into an agreement to act as a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, for the purpose of acquiring, holding or disposing of shares of Common Stock of the Company.

Equity Compensation Plans

The equity compensation plan approved by security holders expired in March 2009. Therefore, no securities remain available for future issuance and no securities are to be issued upon exercise of outstanding options, warrants and rights.

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

The Bank has lease agreements with Bowling Green Associates, LP and Verda Realty, the principal owner of which is Mr. Marx, for commercial space to open bank branches.  We obtained an appraisal of the market rental value of each space from an independent appraisal firm and management believes that the terms of the leases, including the annual rent paid, $504,000 and $428,000 in fiscal 2010 and 2009, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial spaces.

On October 31, 2008, the Company's Chairman of the Board purchased 30,000 Series A Preferred Shares for an aggregate purchase price of $30,000,000.

In April 2010, the Bank assigned its interest in real estate, that had previously secured a $13.5 million loan, to Momarm II Corporation ("Momarm") for $12.6 million, which represents the Bank's carrying value.  Momarm is owned by immediate family members of the Company's and the Bank's Chairman of the Board, who are also immediate family members of two other directors of the Bank.  The Bank received a fairness opinion with respect to the value received for the assignment and an independent appraisal of the real estate.

 In April 2010, the Bank sold three loans that it had originally booked at $7.5 million to Momarm for an aggregate purchase price of $3.15 million, which represents the Bank's carrying value.  The Bank received a fairness opinion with respect to the value received for the sale of each loan and an independent appraisal of the underlying assets.

See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

Independence of Directors

Our board has determined that Messrs. William L. Cohen, Martin A. Fischer and Randolph B. Stockwell are independent under the independence standards of the NASDAQ Stock Market LLC.

ITEM 14.    Principal Accounting Fees and Services

The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees billed by Grant Thornton for the last two fiscal years are as follows:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009

Audit Fees	$486,452	$432,163

Audit Related Fees: Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	—	—

Tax Fees: Tax consulting, preparation of returns	74,365	81,480

All Other Fees: Professional services rendered for corporate support	—	—

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2010 and 2009. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  The full Audit Committee approves proposed services and fee estimates for these services.  The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved.  Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting.  Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1)  Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009

 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule
Number     Description

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3)  Exhibits

Exhibit
Number Description

2.1Agreement and Plan of Reorganization, dated as of August 16, 2000, by and between Berkshire Bancorp Inc., Greater American Finance Group, Inc., The Berkshire Bank, GSB Financial Corporation and Goshen Savings Bank (incorporated by reference to the Companies Registration Statement on Form S-4 dated October 13, 2000.
3.1Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 30, 1999, and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).
3.2Certificate of Amendment to the Certificate of Incorporation of the Company effective December 15, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2008).
3.3Certificate of Designations of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 5, 2008).
3.4Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 30, 1999).
10.1Employment Agreement, dated as of May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+
10.2Employment Agreement, dated as of January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+

Exhibit
Number Description

10.3Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).
10.4Deferred Compensation Plan of The Berkshire Bank, effective July 1, 2006, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+
10.5Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+
10.6Amendment No. 2 to Deferred Compensation of The Berkshire Bank, dated November 29, 2007 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007).
10.7Amendment No. 3 to Deferred Compensation of The Berkshire Bank, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).+
10.8Stock Purchase Agreement by and among Berkshire Bancorp Inc. and the Purchasers named therein, dated October 30, 2008 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).
10.9Registration Rights Agreement among Berkshire Bancorp Inc. and the Purchasers named therein, dated as of October 30, 2008 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).
10.10Amendment No. 4, dated as of November 4, 2009, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009).
10.11Amendment No. 4, dated as of November 2, 2009, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009).
21.Subsidiaries of the Company.
23.Consent of Independent Registered Public Accounting Firm
31.Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Denotes a management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE BANCORP INC.

By:	/s/ Steven Rosenberg
Steven Rosenberg
President, (Chief Executive Officer)

Date: March 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rosenberg	President, (Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer); Director	March 24, 2011
Steven Rosenberg

/s/ William L. Cohen	Director	March 24, 2011
William L. Cohen

/s/ Martin A. Fischer	Director	March 24, 2011
Martin A. Fischer

/s/ Moses Krausz	Director	March 24, 2011
Moses Krausz

/s/ Moses Marx	Director	March 24, 2011
Moses Marx

/s/ Randolph B. Stockwell	Director	March 24, 2011
Randolph B. Stockwell