Form 10-Q
period 2011-03-31
BERKSHIRE BANCORP INC /DE/
filed 2011-05-11
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_________________

Commission file number:  0-13649

BERKSHIRE BANCORP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2563513
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

160 Broadway, New York, New York	10038
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

As of May 6, 2011, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements.  A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements.  Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, rules and regulations, and other factors referred to in this Quarterly Report and in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,775	$4,920
Interest bearing deposits	58,665	74,197
Total cash and cash equivalents	64,440	79,117
Investment Securities:
Available-for-sale	398,864	341,564
Held-to-maturity, fair value of $322 in 2011 and $316 in 2010	314	319
Total investment securities	399,178	341,883
Loans, net of unearned income	349,598	366,305
Less: allowance for loan losses	(17,324)	(16,105)
Net loans	332,274	350,200
Accrued interest receivable	3,841	3,578
Premises and equipment, net	7,720	7,815
Other receivable	—	10,047
Other assets	35,109	37,257
Total assets	$842,562	$829,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$79,267	$73,609
Interest bearing	600,342	596,527
Total deposits	679,609	670,136
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	9,544	10,657
Subordinated debt	22,681	22,681
Accrued interest payable	2,954	2,743
Other liabilities	3,088	2,047
Total liabilities	767,876	758,264

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — March 31, 2011, 60,000 shares December 31, 2010, 60,000 shares	1	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 7,698,285 shares Outstanding — March 31, 2011, 7,054,183 shares December 31, 2010, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(64,843)	(65,123)
Accumulated other comprehensive loss, net	(5,816)	(8,589)
Treasury Stock at cost March 31, 2011, 644,102 shares December 31, 2010, 644,102 shares	(6,411)	(6,411)
Total stockholders' equity	74,686	71,633
Total liabilities and stockholders' equity	$842,562	$829,897

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Loans, including related fees	$5,679	$6,533
Investment securities	3,181	3,800
Federal funds sold and interest bearing deposits	61	51
Total interest income	8,921	10,384
INTEREST EXPENSE
Deposits	1,566	2,260
Securities sold under agreements to repurchase	499	498
Borrowings and subordinated debt	262	517
Total interest expense	2,327	3,275
Net interest income	6,594	7,109
PROVISION FOR LOAN LOSSES	1,200	1,250
Net interest income after provision for loan losses	5,394	5,859
NON-INTEREST INCOME
Service charges on deposit accounts	127	126
Investment securities gains	55	155
Other income	97	102
Total non-interest income	279	383
NON-INTEREST EXPENSE
Salaries and employee benefits	2,435	2,341
Net occupancy expense	565	566
Equipment expense	82	91
FDIC assessment	384	468
Data processing expense	109	126
Other	836	820
Total non-interest expense	4,411	4,412
Income before provision for taxes	1,262	1,830
(Benefit) provision for income taxes	(218)	676
Net income	$1,480	$1,154
Dividends on preferred stock	1,200	1,200
Income (loss) allocated to common stockholders	$280	$(46)
Net income (loss) per common share:
Basic	$.04	$(.01)
Diluted	$.04	$(.01)
Number of shares used to compute net income (loss) per share:
Basic	7,054	7,054
Diluted	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
and COMPREHENSIVE INCOME (LOSS)

For The Three Months Ended March 31, 2011 and 2010
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							1,154		$1,154	1,154
Other comprehensive income net of taxes						3,174			3,174	3,174
Comprehensive income									$4,328
Cash dividends - Preferred Stock							(1,200)			(1,200)

Balance at March 31, 2010	7,698	60	$770	$1	$150,985	$(10,102)	$(46,879)	$(6,411)		$88,364

Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633
Net income							1,480		$1,480	1,480
Other comprehensive income net of taxes						2,773			2,773	2,773
Comprehensive income									$4,253
Cash dividends - Preferred Stock							(1,200)			(1,200)

Balance at March 31, 2011	7,698	60	$770	$1	$150,985	$(5,816)	$(64,843)	$(6,411)		$74,686

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,480	$1,154
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on investment securities	(55)	(155)
Net amortization of premiums of investment securities	430	646
Depreciation and amortization	123	130
Provision for loan losses	1,200	1,250
Increase in accrued interest receivable	(263)	(61)
Decrease in other assets	12,195	2,809
Increase in accrued interest payable and other liabilities	52	2,650
Net cash provided by operating activities	15,162	8,423

Cash flows from investing activities:
Investment securities available for sale
Purchases	(110,782)	(59,706)
Sales, maturities and calls	55,880	50,779
Investment securities held to maturity
Maturities	5	6
Net decrease in loans	16,726	13,454
Acquisition of premises and equipment	(28)	(19)
Net cash (used in) provided by investing activities	(38,199)	4,514

Cash flows from financing activities:
Net increase in non interest bearing deposits	5,658	7,342
Net increase (decrease) in interest bearing deposits	3,815	(4,291)
Repayment of borrowings	(1,113)	(3,071)
Dividends paid on preferred stock	—	(1,200)
Net cash provided by (used in) financing activities	8,360	(1,220)

Net (decrease) increase in cash and cash equivalents	(14,677)	11,717
Cash and cash equivalents at beginning of period	79,117	60,803
Cash and cash equivalents at end of period	$64,440	$72,520

Supplemental disclosures of cash flow information:
Cash used to pay interest	$2,116	$2,838
Cash used to pay income taxes, net of refunds	$—	$—
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$—	$12,318
Schedule of non-cash financing activities:
Dividends declared and not paid	$1,200	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011 and 2010
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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2011 due to a variety of factors.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC").  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2010 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the periods ended March 31, 2011 and 2010, there were no potential dilutive shares.
The following table presents the Company's calculation of income (loss) per common share.

	For The Three Months Ended
	March 31, 2011			March 31, 2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income	$1,480			$1,154
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net income (loss) available to common stockholders	$280	7,054	$.04	$(46)	7,054	$(.01)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$16,473	4.7%	$19,321	5.3%
Secured by real estate
Residential	113,413	32.4	114,594	31.2
Multi family	8,645	2.5	5,865	1.6
Commercial real estate and construction	211,240	60.2	226,667	61.7
Consumer	728	0.2	795	0.2
Total loans	350,499	100.0%	367,242	100.0%
Deferred loan fees	(901)		(937)
Allowance for loan losses	(17,324)		(16,105)
Loans, net	$332,274		$350,200

The Bank had $1.4 million and $1.5 million of non-accrual loans as of March 31, 2011 and December 31, 2010, respectively, and $2.0 million and $495,000 of loans delinquent more than ninety days and still accruing interest at March 31, 2011 and December 31, 2010, respectively.  The Bank did not foreclose on any loans during the quarter ended March 31, 2011.  During the three months ended March 31, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.  In April 2010, the Bank sold its interest in this foreclosed loan for $12.6 million.

The Bank classified the non-accrual loans as impaired loans at both March 31, 2011 and December 31, 2010.  However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default.  Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.5 million and $5.8 million at March 31, 2011 and December 31, 2010, respectively.

Average impaired loans for the three months ended March 31, 2011 and 2010 were approximately $3.6 million and $17.1 million, respectively.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $3,000 and $307,000, respectively.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
Balance at beginning of period	$16,105	$11,416
Provision charged to operations	1,200	1,250
Loans charged off	(2)	(766)
Recoveries	21	—
Balance at end of period	$17,324	$11,900

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

Commercial real estate - Loans in this class include income-producing investment properties and owner-occupied real estate used for business purposes.  The underlying properties are generally located in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

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
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Three Months Ended March 31, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Charge-offs	(2)								(2)
Recoveries	21								21
Provision	(111)	(827)	(1,410)	69	507	(1)	(56)	3,029	1,200
Ending balance	$325	$7,783	$1,374	$216	$2,573	$24	$363	$4,666	$17,324
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$17,324

Financing Receivables:
Ending balance	$8,838	$189,239	$22,001	$8,645	$113,413	$728	$7,635	$0	$350,499
Ending balance: individually evaluated for impairment	$0	$1,361	$0	$0	$2,269	$0	$0	$0	$3,630
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$346,869

The Company believes the unallocated amount included in the allowance for credit losses is appropriate given the nature of the portfolio with the size of individual loans and the current economy's impact on the real estate market.  The Company will continue to closely monitor the environment and loan portfolio and make adjustments when appropriate.

The $3.6 million of impaired loans were identified as troubled debt restructurings ("TDRs"). TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties.  Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months.  We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow.  Based on the nature of the modifications no impairment was required.

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

The $2.0 million of residential impaired loans were identified as troubled debt restructurings ("TDRs") at December 31, 2010.  TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties.  Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months.  We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow.  Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Age Analysis of Past Due Loans
As of March 31, 2011
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$227	$—	$227	$8,611	$8,838	$—
Construction	—	—	—	—	22,001	22,001	—
Commercial real estate	14	30	2,000	2,044	187,195	189,239	2,000
Consumer	—	—	—	—	657	657	—
Overdrafts	—	—	—	—	71	71	—
Residential - prime	6,583	—	—	6,583	106,830	113,413	—
Residential - multi family	—	—	—	—	8,645	8,645	—
Finance leases	—	—	—	—	7,635	7,635	—
Total	$6,597	$257	$2,000	$8,854	$341,645	$350,499	$2,000

Age Analysis of Past Due Loans
As of December 31, 2010
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing
Commercial & industrial	$251	$—	$166	$417	$10,081	$10,498	$29
Construction	900	—	—	900	32,267	33,167	—
Commercial real estate	1,356	2,000	—	3,356	190,144	193,500	—
Consumer	—	—	15	15	780	795	11
Residential - prime	404	387	695	1,486	113,108	114,594	451
Residential - multi family	—	—	—	—	5,865	5,865	—
Finance leases	—	—	—	—	8,823	8,823	—
Total	$2,911	$2,387	$876	$6,174	$361,068	$367,242	$495

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Impaired Loans
For the Three Months Ended March 31, 2011
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,361	1,361	—	1,342	23	—
Consumer	—	—	—	—	—	—
Residential - prime	2,269	2,269	—	2,274	32	—
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$3,630	$3,630	$—	$3,616	$55	$0
Commercial	1,361	1,361	—	1,342	23	—
Consumer	—	—	—	—	—	—
Residential	2,269	2,269	—	2,274	32	—

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Loans on Nonaccrual Status
As of

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial & industrial	$133	$137
Construction	—	—
Commercial real estate	—	—
Consumer	18	—
Residential	1,278	1,380
Residential - multi family	—	—
Finance leases	—	—
Total	$1,429	$1,517

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
For the Three Months Ended March 31, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$8,681	$15,362	$148,891
Watch	24	—	8,561
Special Mention	—	5,649	15,099
Substandard	133	990	16,688
Total	$8,838	$22,001	$189,239

	Residential	Residential Multi Family
Grade:
Pass	$104,935	$8,645
Watch	860	—
Special Mention	5,768	—
Substandard	1,850	—
Total	$113,413	$8,645

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$71	$639	$7,635
Nonperforming	—	18	—
Total	$71	$657	$7,635

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

The Company utilizes a grade risk rating system for commercial and industrial, commercial real estate and construction loans.

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all classified commercial and industrial, commercial real estate and construction loans.  Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its periodic review process.

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	March 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$314	$8	$—	$322

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$319	$1	$(4)	$316

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	March 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,034	$50	$(19)	$80,065
U.S. Government Agencies	99,050	532	(1,854)	97,728
Mortgage-backed securities	129,158	3,819	(636)	132,341
Corporate notes	14,264	25	(419)	13,870
Single Issuer Trust Preferred CDO	1,024	462	—	1,486
Pooled Trust Preferred CDO	6,459	—	(4,949)	1,510
Municipal securities	2,645	—	(150)	2,495
Auction rate securities	73,993	2,304	(9,760)	66,537
Marketable equity securities and other	2,855	23	(46)	2,832
Totals	$409,482	$7,215	$(17,833)	$398,864

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Management uses a multi-factor approach to determine whether each investment security in an unrealized loss position is other-than-temporarily impaired ("OTTI"). An unrealized loss position exists when the current fair value of an investment is less than its amortized cost basis.  The valuation factors utilized by management incorporate the ideas and concepts outlined in relevant accounting guidance.  These include such factors as:

*	The length of time and the extent to which the market value has been less than cost;

*	The financial condition of the issuer of the security as well as the near and long-term prospect for the issuer;

*	The rating of the security by a national rating agency;

*	Historical volatility and movement in the fair market value of the security; and

*	Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$693	$2,997	$693	$1,089
Preferred Shares of Money Center Banks	71,300	61,540	71,300	58,990
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$73,993	$66,537	$73,993	$62,079

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of March 31, 2011 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At both March 31, 2011 and December 31, 2010, the amortized cost of our auction rate securities was $74.0 million.  The fair value of the auction rate securities was $66.5 million and $62.1 million at March 31, 2011 and December 31, 2010, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of March 31, 2011, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities and not convert to the underlying preferred securities.  We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through March 31, 2011, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for Freddie Mac.  Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At March 31, 2011 and December 31, 2010, we had six auction rate securities with an aggregate fair market value of $18.7 million and $21.0 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of March 31, 2011, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During both the three months ended March 31, 2011 and the year ended December 31, 2010, no auction rate securities were redeemed.

At both March 31, 2011 and December 31, 2010, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million, and a fair value of $1.5 million and $458,000, respectively.  We own a Class B tranche of the TPCDO, which was considered below investment grade at both March 31, 2011 and December 31, 2010.  In determining whether there is OTTI, management obtains discounted cash flow scenarios from independent third parties and uses the most conservative result in order to value the TPCDO, which we believe also reflects the most likely expected cash flow.  Based upon the discounted cash flow analysis, no additional credit related OTTI charges were recognized during the quarter ended March 31, 2011.

There have been no credit rating down grades on any of our credit securities subsequent to December 31, 2010.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

At March 31, 2011 and December 31, 2010, the Company owned preferred and common stock (collectively "equity securities").  The fair value of the equity securities at March 31, 2011 increased by approximately $294,000 from the fair value at December 31, 2010.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at March 31, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$9,977	$19	$—	$—	$9,977	$19
U.S. Government Agencies	53,391	1,854	31	—	53,422	1,854
Mortgage-backed securities	36,077	320	10,747	316	46,824	636
Corporate notes	2,652	17	8,291	402	10,943	419
Pooled Trust Preferred CDO	—	—	1,510	4,949	1,510	4,949
Auction rate securities	4,534	466	57,006	9,294	61,540	9,760
Municipal securities	2,495	150	—	—	2,495	150
Subtotal, debt securities	109,126	2,826	77,585	14,961	186,711	17,787
Marketable equity securities and other	816	46	—	—	816	46
Total temporarily impaired securities	$109,942	$2,872	$77,585	$14,961	$187,527	$17,833

The Company had a total of 72 debt securities with a fair market value of $186.7 million which were temporarily impaired at March 31, 2011.  The total unrealized loss on these securities was $17.8 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 7.6% of total assets at March 31, 2011.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at March 31, 2011 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,789	$30,821	$—	$—
Due after one through five years	72,983	72,764	—	—
Due after five through ten years	51,628	52,134	—	—
Due after ten years	177,234	173,776	314	322
Auction rate securities	73,993	66,537	—	—
Marketable equity securities and other	2,855	2,832	—	—
Totals	$409,482	$398,864	$314	$322

Gross gains realized on the sales of investment securities for the three months ended March 31, 2011, and 2010 were approximately $55,000 and $155,000, respectively.  There were no gross realized losses in either three-month periods ended March 31, 2011 or 2010.

At both March 31, 2011 and December 31, 2010, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $57.9 million and $58.2 million, respectively. As of March 31, 2011 and December 31, 2010, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Three Months Ended March 31, 2011		Twelve Months Ended December 31, 2010
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$76,333	—	$69,963	—
NOW and money market	23,995	0.51%	22,274	0.30%
Savings deposits	184,182	0.46	196,598	0.71
Time deposits	385,293	1.37	400,586	1.52
Total deposits	$669,803	0.93%	$689,421	1.09%

Note 6. Other Comprehensive Income

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period.  The following table presents the components of comprehensive income:

	For The Three Months Ended
	March 31, 2011			March 31, 2010
	Before tax amount	Tax (expense) benefit	Net of tax Amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$4,677	$(1,871)	$2,806	$5,445	$(2,178)	$3,267
Less reclassification adjustment for gains realized in net income	55	(22)	33	155	(62)	93
Unrealized gain on investment securities	4,622	(1,849)	2,773	5,290	(2,116)	3,174
Other comprehensive income, net	$4,622	$(1,849)	$2,773	$5,290	$(2,116)	$3,174

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2011 and December 31, 2010 are outlined below.

	March 31, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$399,178	$399,186	$341,883	$341,880
Loans, net of unearned income	349,598	357,133	366,305	371,110
Time Deposits	387,363	389,885	384,301	386,446
Repurchase Agreements	50,000	51,205	50,000	51,661
Borrowings	9,544	9,777	10,657	10,876
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $64.4 million and $79.1 million at March 31, 2011 and December 31, 2010, respectively, approximates fair value.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at March 31, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps were approximately $11,000 and $26,000 at March 31, 2011 and December 31, 2010, respectively.

The fair value of borrowings and subordinated debt approximates the carrying value due to the re-pricing of the debt.

FASB ASC 820, "Fair Value Measurements and Disclosure", ("ASC 820")
defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.  There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank and Federal Reserve Bank stock. These securities are valued at par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7. - (continued)

Assets measured at fair value during the three months ended March 31, 2011 and during fiscal year 2010 are summarized below.

	At March 31, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$3,630	$3,630
Investment securities available for sale: (2)
U.S. Treasury Notes	80,065	—	—	80,065
U.S. Government Agencies	—	97,728	—	97,728
Mortgage-backed securities	—	132,341	—	132,341
Corporate notes	13,870	—	—	13,870
Single Issuer Trust Preferred CDO	—	1,486	—	1,486
Pooled Trust Preferred CDO	—	1,510	—	1,510
Municipal securities	2,495	—	—	2,495
Auction rate securities	—	—	66,537	66,537
Marketable equity securities and other	1,147	1,685	—	2,832
Total Investment securities available for sale	97,577	234,750	66,537	398,864
Total assets	$97,577	$234,750	$70,167	$402,494

(1) Non-recurring basis

(2) Recurring basis

The fair value of real estate owned is determined by appraisals, which is then adjusted for the costs associated with liquidating the property.  We measure real estate owned on a nonrecurring basis with Level 3 inputs.

The fair value of the derivative is approximately $11,000 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

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

(Dollars in thousands)	Investment Securities Available for Sale
Balance, January 1, 2011	$62,079
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	4,458
Purchases, Sales, Issuances and Settlements	—
Redemptions (Transfer to Other Real Estate Owned)	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, March 31, 2011	$66,537

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011	$—

Note 8.  New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, which amends the authoritative accounting guidance under ASC Topic 820.  The update requires the following additional disclosures: (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) separately disclose information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using Level 3.  The update provides for amendments to existing disclosures as follows: (1) fair value measurement disclosures are to be made for each class of assets and liabilities; and (2) disclosures are to be made about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The update also includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets.  The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8. - (continued)

In January 2011, the FASB issued ASU No. 2011-01, which temporarily delays the effective date of the required disclosures about troubled debt restructurings contained in ASU No. 2010-20.  The delay is intended to allow the FASB additional time to deliberate what constitutes a troubled debt restructuring. All other amendments contained in ASU No. 2010-20 are effective as issued. Adoption of this update did not have a material effect on the Company's results of operations or financial condition.

In April 2011, the FASB issued ASU No. 2011-02, which amends the authoritative accounting guidance under ASC Topic 310 "Receivables."  The update provides clarifying guidance as to what constitutes a troubled debt restructuring. The update provides clarifying guidance on a creditor's evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. In addition, disclosures about troubled debt restructurings which were delayed by the issuance of ASU NO. 2011-01, are effective for interim and annual periods beginning on or after June 15, 2011. Adoption of this update is not expected to have a material effect on the Company's results of operations or financial condition.

Note 9.  Subsequent Events

We evaluated subsequent events under ASC Topic 855, Subsequent Events.  We did not identify any items which would require disclosure in or adjustment to the interim financial statements except as disclosed in Form 10-Q as of and for the period ended March 31, 2011.

During the third quarter of fiscal 2010, the Company determined to close its bank branch in Ridgefield, NJ.  Based upon an appraisal of the property, we recorded an impairment charge of $380,000 at December 31, 2010, included in other non-interest expense.  On April 14, 2011, we sold the property for $990,000 and will record a gain of $470,000 during the quarter ending June 30, 2011.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities.  The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking offices in Teaneck, New Jersey.  The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio.  The Bank's primary regulator is the New York State Banking Department. Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank system.

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

Our investment policy, approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.  In establishing our investment strategies, we consider our business and growth strategies, the economic environment, out interest rate risk exposure, our interest rate sensitivity "gap" position, the types of securities to be held, and other factors. We classify our investment securities as available for sale.

We recorded a provision for loan losses of $1.20 million during the three months ended March 31, 2011, compared to a provision for loan losses of $1.25 million recorded during the three months ended March 31, 2010.  The provision was deemed necessary as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" in Item 2 for further discussion of the allowance for loan losses.

Net income, before dividends on our Series A Preferred Stock and before benefit for income taxes, for the three months ended March 31, 2011 was $1.3 million, compared to net income before provision for income taxes of $1.8 million for the three months ended March 31, 2010.  Net income allocated to common stockholders, including dividends on our Series A Preferred Stock and the benefit for income taxes, was $280,000 for the three months ended March 31, 2011, compared to a net loss allocated to common stockholders of $46,000 for the three months ended March 31, 2010.

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

	For The Three Months Ended March 31,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$352,867	$5,679	6.44%	$419,820	$6,533	6.22%
Investment securities	365,875	3,181	3.48	363,083	3,800	4.19
Other (2)(5)	75,931	61	0.32	59,780	51	0.34
Total interest-earning assets	794,673	8,921	4.49	842,683	10,384	4.93
Noninterest-earning assets	34,687			62,539
Total Assets	$829,360			$905,222

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	208,177	244	0.47%	224,372	508	0.91%
Time deposits	385,293	1,322	1.37	419,678	1,752	1.67
Other borrowings	82,706	761	3.68	101,168	1,015	4.01
Total interest-bearing liabilities	676,176	2,327	1.38	745,218	3,275	1.76

Demand deposits	76,333			66,323
Noninterest-bearing liabilities	4,998			7,682
Stockholders' equity (5)	71,853			85,999

Total liabilities and stockholders' equity	$829,360			$905,222

Net interest income		$6,594			$7,109

Interest-rate spread (3)			3.11%			3.17%

Net interest margin (4)			3.32%			3.37%

Ratio of average interest-earning assets to average interest bearing liabilities	1.18			1.13

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Net Income (Loss) Allocated to Common Stockholders.  Net income allocated to common stockholders for the three months ended March 31, 2011 was $280,000, or $.04 per common share, compared to a net loss allocated to common stockholders of $46,000, or $.01 per common share, for the three months ended March 31, 2010. The net income allocated to common stockholders for the three months ended March 31, 2011 includes the accrual of dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share, and a benefit for income taxes of $218,000, or $.03 per common share.  The net loss allocated to common stockholders for the three months ended March 31, 2010 includes dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share, and a provision for income taxes of $676,000, or $.10 per common share.

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

For the quarter ended March 31, 2011, net interest income decreased by $0.5 million to $6.6 million from $7.1 million for the quarter ended March 31, 2010. The decrease in net interest income was due to the decrease in the average amounts of interest-earning assets to $794.7 million during the 2011 quarter from $842.7 million during the 2010 quarter, and the decrease in the average yields earned on interest-earning assets to 4.49% in the 2011 period from 4.93% in the 2010 period.  The decrease in net interest income was partially offset by the decrease in the average amounts of interest-bearing liabilities to $676.2 million during the 2011 quarter from $745.2 million during the 2010 quarter and the decrease in the average rates paid on interest-bearing liabilities to 1.38% from 1.76% during the three months ended March 31, 2011 and 2010, respectively.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, was relatively flat at 3.11% and 3.17% during the three months ended March 31, 2011 and 2010, respectively.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.32% and 3.37% during the quarter ended March 31, 2011 and 2010, respectively.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended March 31, 2011 decreased by $1.5 million to $8.9 million from $10.4 million for the quarter ended March 31, 2010.  The decrease in total interest income was due to the decreases in both the overall average yield earned on and the average amounts of interest-earning assets.

The following table presents the composition of interest income for the indicated periods.

	Three Months Ended March 31,
	2011		2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$5,679	63.66%	$6,533	62.92%
Investment Securities	3,181	35.66	3,800	36.59
Other	61	0.68	51	0.49
Total Interest Income	$8,921	100.00%	$10,384	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 44.4% of the total amount of average interest-earning assets during the quarter ended March 31, 2011 from 49.8% of the total amount of average interest-earning assets during the quarter ended March 31, 2010. During the three months ended March 31, 2011, the average amounts of investment securities increased to 46.0% of total interest-earning assets from 43.1% of total interest-earning assets during the three months ended March 31, 2010.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At March 31, 2011, total non-performing loan assets were $3.4 million, comprised of $1.4 million of non-accrual loans and $2.0 million of accruing loans delinquent more than 90 days.  At March 31, 2010, total non-performing loan assets were $15.5 million, comprised of $3.2 million of non-accrual loans and $12.3 million of foreclosed real estate.  Additions to non-performing loan assets, were such additions to occur, would have an adverse effect on our results of operations.  The effect of the decrease in non-accrual loans was a 3.5%, or 22 basis point, increase in the yield on the loan portfolio.

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At March 31, 2011, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either March 31, 2011 or December 31, 2010.

Interest Expense.  Total interest expense during the quarter ended March 31, 2011 decreased by $1.0 million to $2.3 million from $3.3 million during the quarter ended March 31, 2010.  The decrease in total interest expense was due to the decrease in the average amounts of interest-bearing liabilities, to $676.2 million during the 2011 quarter from $745.2 million during the 2010 quarter, and the decrease in the average rates paid on the average amounts of interest-bearing liabilities to 1.4% in the 2011 quarter from 1.8% in the 2010 quarter.

The following table presents the composition of interest expense for the indicated periods.

	Three Months Ended March 31,
	2011		2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$244	10.49%	$508	15.51%
Time Deposits	1,322	56.81	1,752	53.50
Borrowings and Subordinated Debt	761	32.70	1,015	30.99
Total Interest Expense	$2,327	100.00%	$3,275	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2011 and 2010, total non-interest income was $279,000 and $383,000, respectively.  The decrease was primarily due to the decrease in the gains realized on the sale of investment securities.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for both the three months ended March 31, 2011 and 2010 was $4.4 million.

The following table presents the components of non-interest expense for the indicated periods.

	Three Months Ended March 31,
	2011		2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,435	55.20	$2,341	53.05%
Net Occupancy Expense	565	12.81	566	12.83
Equipment Expense	82	1.86	91	2.06
FDIC Assessment	384	8.71	468	10.61
Data Processing Expense	109	2.47	126	2.86
Other	836	18.95	820	18.59
Total Non-Interest Expense	$4,411	100.00%	$4,412	100.00%

Provision (Benefit) for Income Tax.  During the three-month period ended March 31, 2011, we recorded an income tax benefit of $218,000 compared to an income tax provision of $676,000 during the three-month period ended March 31, 2010.  The Company has net operating loss carry forwards which can be off-set against current taxable income.  In addition, the Company has significant valuation allowances on the deferred tax assets for previous OTTI charges and allowances for remaining net operating loss carry forwards.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through March 31, 2011, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first quarter of 2011. At March 31, 2011, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010
Average loans outstanding	$352,867	$419,820
Allowance at beginning of period	16,105	11,416
Charge-offs:
Commercial and other loans	2	—
Real estate loans	—	766

Total loans charged-off	2	766
Recoveries:
Commercial and other loans	21	—
Total loans recovered	21	—
Net (charge-offs) recoveries	19	(766)
Provision for loan losses charged to operating expenses	1,200	1,250
Allowance at end of period	$17,324	$11,900
Ratio of net (charge-offs) recoveries to average loans outstanding	0.01%	(0.18)%
Allowance as a percent of total loans	4.94%	2.94%
Total loans at end of period	$350,499	$404,883

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At March 31, 2011 and December 31, 2010, the Company had loans, net of unearned income, of $349.6 million and $366.3 million, respectively, and an allowance for loan losses of $17.3 million and $16.1 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At March 31, 2011 and December 31, 2010, $15.9 million and $19.3 million, respectively, or 4.5% and 5.3%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At March 31, 2011 and December 31, 2010, $113.4 million and $114.6 million, respectively, or 32.4% and 31.2%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At March 31, 2011, 15% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 85% were fixed-rate loans.  At December 31, 2010, approximately 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At March 31, 2011 and December 31, 2010, $221.1 million and $233.3 million, respectively, or 63.0% and 63.5%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At March 31, 2011, the Bank was generally not permitted to make loans to one borrower in excess of approximately $13.7 million, with an additional amount of approximately $9.1 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $13.7 million.  At March 31, 2011, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of March 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2011, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2011. (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$106,226	23.7%	$35,829	>8.0%	—	N/A
Bank	91,442	20.9%	35,091	>8.0%	$43,864	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	100,628	22.5%	17,915	>4.0%	—	N/A
Bank	85,813	19.6%	17,546	>4.0%	26,318	>6.0%
Tier I Capital (to Average Assets)
Company	100,628	12.1%	33,174	>4.0%	—	N/A
Bank	85,813	10.5%	32,809	>4.0%	41,011	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $348 million is available from the Federal Reserve Bank and the FHLB-NY.

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

At March 31, 2011, our portfolio of investment securities included approximately $6.5 million, at cost, of TPCDO's for which an OTTI charge has not been recorded in our financial statements. Due primarily to liquidity issues, the fair value of these securities, presently $1.5 million may be negatively impacted in the future.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and corporate notes to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $64.4 million, or 7.6% of total assets at March 31, 2011.  In addition, we have the capacity to borrow up to approximately $241 million from the Federal Reserve Bank and approximately $107 million from the FHLB-NY if the need should arise.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  On March 31, 2009, the Company announced that it would temporarily suspend its previously announced policy of paying a regular cash dividend on the Company's common stock.  Due to a notification we received from the Federal Reserve Bank of New York restricting the payment of dividends without its consent, we have declared and accrued, but have not paid, the March 31, 2011 dividend on our preferred stock, and are continuing the suspension of dividends on our common stock.

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At March 31, 2011, the Company had cash of $1.7 million and investment securities with a fair market value of $3.6 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, $5.5 million at March 31, 2011, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At March 31, 2011, the Bank had outstanding commitments of $399.1 million; including $9.5 million of borrowings, $2.2 million of operating leases, and $387.4 million of time deposits.  These commitments include $237.8 million that mature or renew within one year, $ 160.9 million that mature or renew after one year and within three years, $369,000 that mature or renew after three years and within five years and $62,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of March 31, 2011, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2011, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC. (Registrant)

Date: May 11, 2011	By:	/s/ Steven Rosenberg
Steven Rosenberg President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description
31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.