Form 10-Q
period 2011-06-30
BERKSHIRE BANCORP INC /DE/
filed 2011-08-08
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2011

or

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

As of August 5, 2011, there were 7,054,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$8,495	$4,920
Interest bearing deposits	105,515	74,197
Total cash and cash equivalents	114,010	79,117
Investment Securities:
Available-for-sale	406,651	341,564
Held-to-maturity, fair value of $307 in 2011 and $316 in 2010	310	319
Total investment securities	406,961	341,883
Loans, net of unearned income	346,723	366,305
Less: allowance for loan losses	(17,730)	(16,105)
Net loans	328,993	350,200
Accrued interest receivable	3,357	3,578
Premises and equipment, net	7,281	7,815
Other receivable	—	10,047
Other assets	30,375	37,257
Total assets	$890,977	$829,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$83,036	$73,609
Interest bearing	591,183	596,527
Total deposits	674,219	670,136
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	8,420	10,657
Subordinated debt	22,681	22,681
Accrued interest payable	2,634	2,743
Other liabilities	14,535	2,047
Total liabilities	772,489	758,264

Stockholders' equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares
Issued — 60,000 shares
Outstanding —
June 30, 2011, 60,000 shares	1	1
December 31, 2010, 60,000 shares
Common stock - $.10 par value
Authorized — 25,000,000 shares
Issued — 7,698,285 shares
Outstanding —
June 30, 2011, 7,054,183 shares
December 31, 2010, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(23,314)	(65,123)
Accumulated other comprehensive loss, net	(3,543)	(8,589)
Treasury Stock at cost
June 30, 2011, 644,102 shares	(6,411)	(6,411)
December 31, 2010, 644,102 shares
Total stockholders' equity	118,488	71,633
Total liabilities and stockholders' equity	$890,977	$829,897

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including related fees	$5,498	$6,473	$11,177	$13,006
Investment securities	3,480	3,720	6,661	7,520
Interest bearing deposits	73	65	134	116
Total interest income	9,051	10,258	17,972	20,642
INTEREST EXPENSE
Deposits	1,543	1,953	3,109	4,213
Securities sold under agreements to repurchase	495	502	994	1,000
Interest expense on borrowings	250	422	512	939
Total interest expense	2,288	2,877	4,615	6,152
Net interest income	6,763	7,381	13,357	14,490
PROVISION FOR LOAN LOSSES	400	1,500	1,600	2,750
Net interest income after provision for loan losses	6,363	5,881	11,757	11,740
NON-INTEREST INCOME
Service charges on deposits accounts	110	130	237	256
Investment securities (losses) gains	(192)	247	(137)	402
Gain on sale of foreclosed real estate, net	—	229	—	229
Other income	43,067	95	43,164	197
Total non-interest income	42,985	701	43,264	1,084
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	—	1,202	—	1,202
Less non-credit portion of OTTI recorded in other comprehensive loss	—	—	—	—
Net OTTI recognized in earnings	—	1,202	—	1,202
Salaries and employee benefits	2,399	2,407	4,834	4,748
Net occupancy expense	500	547	1,065	1,113
Equipment expense	78	92	160	183
FDIC assessment	268	468	652	936
Data processing expense	152	126	261	252
Other	911	876	1,747	1,696
Total non-interest expense	4,308	5,718	8,719	10,130
Income before provision for taxes	45,040	864	46,302	2,694
Provision for income taxes	2,311	239	2,093	915
Net income	$42,729	$625	$44,209	$1,779
Dividends on preferred stock	1,200	1,200	2,400	2,400

Income (loss) allocated to common stockholders	$41,529	$(575)	$41,809	$(621)
Net income (loss) per common share:
Basic	$5.89	$(.08)	$5.93	$(.09)
Diluted	$5.89	$(.08)	$5.93	$(.09)
Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	7,054	7,054
Diluted	7,054	7,054	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
and COMPREHENSIVE INCOME (LOSS)

For The Six Months Ended June 30, 2011 and 2010
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							1,779		$1,779	1,779
Other comprehensive (loss) net of taxes						(1,054)			(1,054)	(1,054)
Comprehensive income									$725
Cash dividends - Preferred Stock							(2,400)			(2,400)
Balance at June 30, 2010	7,698	60	$770	$1	$150,985	$(14,330)	$47,454	$(6,411)		$83,561

Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633
Net income							44,209		$44,209	44,209
Other comprehensive income net of taxes						5,046			5,046	5,046
Comprehensive income									$49,255
Cash dividends - Preferred Stock							(2,400)			(2,400)
Balance at June 30, 2011	7,698	60	$770	$1	$150,985	$(3,543)	$(23,314)	$(6,411)		$118,488

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$44,209	$1,779
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized losses (gains) on investment securities	137	(402)
Gain on sale of foreclosed real estate	—	(229)
Other than temporary impairment charges on securities	—	1,202
Net amortization of premiums of investment securities	632	1,008
Depreciation and amortization	(211)	258
Provision for loan losses	1,600	2,750
Decrease in accrued interest receivable	221	430
Decrease in other assets	16,929	2,056
Increase in accrued interest payable and other liabilities	9,979	753
Net cash provided by operating activities	73,496	9,605

Cash flows from investing activities:
Investment securities available for sale
Purchases	(249,474)	(113,680)
Sales, maturities and calls	188,664	130,055
Investment securities held to maturity
Maturities	9	11
Net decrease in loans	19,607	33,696
Proceeds from sale of foreclosed real estate	—	12,548
Disposition (acquisition) of premises and equipment	745	(81)
Net cash (used in) provided by investing activities	(40,449)	62,549

Cash flows from financing activities:
Net increase in non interest bearing deposits	9,427	3,138
Net decrease in interest bearing deposits	(5,344)	(36,637)
Repayment of borrowings	(2,237)	(18,153)
Dividends paid on preferred stock	—	(2,400)
Net cash provided by (used in) financing activities	1,846	(54,052)

Net increase in cash and cash equivalents	34,893	18,102
Cash and cash equivalents at beginning of period	79,117	60,803
Cash and cash equivalents at end of period	$114,010	$78,905

Supplemental disclosure of cash flow information:
Cash used to pay interest	$4,724	$6,266
Cash used to pay income taxes, net of refunds	$2,618	$(1,080)
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$—	$12,318
Schedule of non-cash financing activities:
Dividends declared and not paid	$2,400	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011 and 2010
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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation.  As of and for the six-month periods ended June 30, 2011 and 2010, there were no potential dilutive shares.  The following tables present the Company's calculation of income (loss) per common share:

	For The Three Months Ended
	June 30, 2011			June 30, 2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income	$42,729			$625
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net income (loss) available to common stockholders	41,529	7,054	$5.89	(575)	7,054	$(.08)

	For The Six Months Ended
	June 30, 2011			June 30, 2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income	$44,209			$1,779
Dividends paid to preferred shareholders	(2,400)			(2,400)
Net income (loss) available to common stockholders	41,809	7,054	$5.93	(621)	7,054	$(.09)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases Secured by real estate	$20,991	6.0%	$19,321	5.3%
Residential	111,316	32.0	114,594	31.2
Multi family	8,434	2.4	5,865	1.6
Commercial real estate and construction	206,049	59.4	226,667	61.7
Consumer	793	0.2	795	0.2
Total loans	347,583	100.0%	367,242	100.0%
Deferred loan fees	(860)		(937)
Allowance for loan losses	(17,730)		(16,105)
Loans, net	$328,993		$350,200

The Bank had $3.4 million and $1.5 million of non-accrual loans as of June 30, 2011 and December 31, 2010, respectively, and $0 and $495,000 of loans delinquent more than ninety days and still accruing interest at June 30, 2011 and December 31, 2010, respectively.  The Bank did not foreclose on any loans during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.  In April 2010, the Bank sold its interest in this foreclosed loan for $12.6 million.

The Bank classified $1.1 million and $1.9 million of the non-accrual loans as impaired loans at June 30, 2011 and December 31, 2010, respectively.  However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default.  Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.4 million and $5.8 million at June 30, 2011 and December 31, 2010, respectively.

Average impaired loans for the three and six months ended June 30, 2011 and 2010 were approximately $3.6 million and $3.8 million, respectively, and $4.9 million and $11.2 million, respectively.  The approximate interest income that would have been recognized had these loans performed in accordance with their contractual terms was $3,000 and $6,000 for the three and six months ended June 30, 2011, respectively, and $87,000 and $394,000 for the three and six months ended June 30, 2010, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In thousands)
Balance at beginning of period	$17,324	$11,900	$16,105	$11,416
Provision charged to operations	400	1,500	1,600	2,750
Loans charged-off	—	(300)	(2)	(1,066)
Recoveries	6	5	27	5
Balance at end of period	$17,730	$13,105	$17,730	$13,105

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Six Months Ended June 30, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Charge-offs	(2)								(2)
Recoveries	27								27
Provision	8	627	(981)	64	88	3	(102)	1,893	1,600
Ending balance	$450	$9,237	$1,803	$211	$2,154	$28	$317	$3,530	$17,730
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$17,730

Financing Receivables:
Ending balance	$14,328	$185,652	$20,937	$8,434	$111,316	$793	$6,663	$0	$347,583
Ending balance: individually evaluated for impairment	$0	$1,350	$0	$0	$2,257	$0	$0	$0	$3,607
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$343,976

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Age Analysis of Past Due Loans
As of June 30, 2011
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$125	$125	$14,203	$14,328	$—
Construction	—	—	—	—	20,397	20,397	—
Commercial real estate	26	—	2,000	2,026	183,626	185,652	—
Consumer	5	—	—	5	618	623	—
Overdrafts	—	—	—	—	170	170	—
Residential - prime	29	74	165	268	111,048	111,316	—
Residential - multi family	—	—	—	—	8,434	8,434	—
Finance leases	—	—	—	—	6,663	6,663	—
Total	$60	$74	$2,290	$2,424	$345,159	$347,583	$—

Age Analysis of Past Due Loans
As of December 31, 2010
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$251	$—	$166	$417	$10,081	$10,498	$29
Construction	900	—	—	900	32,267	33,167	—
Commercial real estate	1,356	2,000	—	3,356	190,144	193,500	—
Consumer	—	—	15	15	780	795	11
Residential - prime	404	387	695	1,486	113,108	114,594	451
Residential - multi family	—	—	—	—	5,865	5,865	—
Finance leases	—	—	—	—	8,823	8,823	—
Total	$2,911	$2,387	$876	$6,174	$361,068	$367,242	$495

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Impaired Loans
For the Six Months Ended June 30, 2011
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,350	1,350	—	1,354	45	—
Consumer	—	—	—	—	—	—
Residential – prime	2,257	2,257	—	2,262	54	6
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$3,607	$3,607	$—	$3,616	$99	$6
Commercial	1,350	1,350	—	1,354	45	—
Consumer	—	—	—	—	—	—
Residential	2,257	2,257	—	2,262	54	6

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Loans on Nonaccrual Status
As of

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial & industrial	$125	$137
Construction	—	—
Commercial real estate	2,000	—
Consumer	17	—
Residential	1,272	1,380
Residential - multi family	—	—
Finance leases	—	—
Total	$3,414	$1,517

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
As of June 30, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$14,179	$7,847	$130,692
Watch	24	—	8,288
Special Mention	—	12,550	12,015
Substandard	125	—	30,868
Doubtful	—	—	3,789
Total	$14,328	$20,397	$185,652

	Residential	Residential Multi Family
Grade:
Pass	$102,908	$8,434
Watch	855	—
Special Mention	—	—
Substandard	7,553	—
Total	$111,316	$8,434

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$170	$618	$6,663
Nonperforming	—	5	—
Total	$170	$623	$6,663

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

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	June 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$310	$1	$(4)	$307

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$319	$1	$(4)	$316

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	June 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$70,079	$127	$(1)	$70,205
U.S. Government Agencies	115,899	266	(1,081)	115,084
Mortgage-backed securities	139,702	4,385	(420)	143,667
Corporate notes	12,091	71	(91)	12,071
Single Issuer Trust Preferred CDO	—	—	—	—
Pooled Trust Preferred CDO	—	—	—	—
Municipal securities	2,657	—	(106)	2,551
Auction rate securities	70,000	—	(9,570)	60,430
Marketable equity securities and other	2,614	127	(98)	2,643
Totals	$413,042	$4,976	$(11,367)	$406,651

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$—	$—	$693	$1,089
Preferred Shares of Money Center Banks	68,000	58,430	71,300	58,990
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$70,000	$60,430	$73,993	$62,079

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of June 30, 2011 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At June 30, 2011 and December 31, 2010, the amortized cost of our auction rate securities was $70.0 million and $74.0 million, respectively.  The fair value of the auction rate securities was $60.4 million and $62.1 million at June 30, 2011 and December 31, 2010, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of June 30, 2011, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities and not convert to the underlying preferred securities.  We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through June 30, 2011, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the auction rate securities collateralized by the Federal Home Loan Mortgage Corporation Preferred Shares which were sold during the current quarter.  The gain on such sale recorded in our financial statements was $2.8 million.  Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At June 30, 2011 and December 31, 2010, we had five auction rate securities and six auction rate securities, respectively, with an aggregate fair market value of $23.7 million and $21.0 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of June 30, 2011, the unrealized loss of approximately $4.0 million on the four auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During both the six months ended June 30, 2011 and the year ended December 31, 2010, no auction rate securities were redeemed.

At December 31, 2010, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million and a fair value of $459,000.  The TPCDO was sold during the quarter ended June 30, 2011 with a realized loss of $4.2 million recorded in our financial statements.

We owned a Class B tranche of the TPCDO, which was considered below investment grade at December 31, 2010.  In determining whether there was OTTI, management obtained discounted cash flow scenarios from independent third parties and used the most conservative result in order to value the TPCDO, which we believe also reflects the most likely expected cash flow.  Based upon the discounted cash flow analysis, no additional credit related OTTI charges were recognized prior to the sale of the TPCDO.

    During the six months ended June 30, 2011, two of the Company’s auction rate securities collateralized by preferred shares of money center banks with a far value of $10.8 million were downgraded to below investment grade.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

At June 30, 2011 and December 31, 2010, the Company owned preferred and common stock (collectively "equity securities").  The fair value of the equity securities at June 30, 2011 decreased by approximately $483,000 from the fair value at December 31, 2010.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at June 30, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of Securities
U.S. Treasury Notes	$20,025	$1	$—	$—	$20,025	$1
U.S. Government Agencies	67,793	1,081	—	—	67,793	1,081
Mortgage-backed securities	9,174	123	10,045	297	19,219	420
Corporate notes	657	6	3,608	85	4,265	91
Auction rate securities	4,550	450	58,430	9,120	62,980	9,570
Municipal securities	739	106	—	—	739	106
Subtotal, debt securities	102,938	1,767	72,083	9,502	175,021	11,269
Marketable equity securities and other	763	98	—	—	763	98
Total temporarily impaired securities	$103,701	$1,865	$72,083	$9,502	$175,784	$11,367

The Company had a total of 52 debt securities with a fair market value of $175.0 million which were temporarily impaired at June 30, 2011.  The total unrealized loss on these securities was $11.4 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 12.8% of total assets at June 30, 2011.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

           The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at June 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$10,962	$10,995	$—	$—
Due after one through five years	85,402	85,705	—	—
Due after five through ten years	61,007	61,222	—	—
Due after ten years	183,057	185,656	310	307
Auction rate securities	70,000	60,430	—	—
Marketable equity securities and other	2,614	2,643	—	—
Totals	$413,042	$406,651	$310	$307

Gross gains realized on the sales of investment securities for the six months ended June 30, 2011 and 2010 were approximately $4.1 million and $445,000, respectively.  Gross losses realized for the six months ended June 30, 2011 and 2010 were approximately $4.3 million and $1.25 million, respectively.  The single issuer trust preferred security was sold in the six months ended June 30, 2011 with a realized loss of $4.2 million recorded in our financial statements.

At both June 30, 2011 and December 31, 2010, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $56.4 million and $58.2 million, respectively. As of June 30, 2011 and December 31, 2010, the Company owned investment securities issued by FNMA, GNMA and FHLMC with a carrying value that exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Six Months Ended June 30, 2011		Twelve Months Ended December 31, 2010
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)

Demand deposits	$78,324	—	$69,963	—
NOW and money market	25,104	0.41%	22,274	0.30%
Savings deposits	185,231	0.46	196,598	0.71
Time deposits	385,957	1.35	400,586	1.52
Total deposits	$674,616	0.91%	$689,421	1.09%

Note 6. Other Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Six Months Ended
	June 30, 2011			June 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$8,273	$(3,309)	$4,964	$(957)	$383	$(574)
Less reclassification adjustment for (losses) realized in net income	(137)	55	(82)	(800)	320	(480)
Unrealized gain (loss) on investment securities	8,410	(3,364)	5,046	(1,757)	703	(1,054)
Other comprehensive income (loss), net	$8,410	$(3,364)	$5,046	$(1,757)	$703	$(1,054)

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  Also, there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets.  This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2011 and December 31, 2010 are outlined below.

	June 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$406,961	$406,958	$341,883	$341,880
Loans, net of unearned income	346,723	354,301	366,305	371,110
Time Deposits	380,391	382,934	384,301	386,446
Repurchase Agreements	50,000	52,663	50,000	51,661
Borrowings	8,420	8,663	10,657	10,876
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $114.0 million and $79.1 million at June 30, 2011 and December 31, 2010, respectively, approximates fair value.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at June 30, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps was approximately $800 and $26,000 at June 30, 2011 and December 31, 2010, respectively.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7. - (continued)

Assets measured at fair value during the six months ended June 30, 2011 and during fiscal year 2010 are summarized below.

	At June 30, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2011
	(Dollars in thousands)

Assets
Impaired Loans (1)	$—	$—	$3,607	$3,607
Investment securities available for sale: (2)
U.S. Treasury Notes	70,205	—	—	70,205
U.S. Government Agencies	—	115,084	—	115,084
Mortgage-backed securities	—	143,667	—	143,667
Corporate notes	12,071	—	—	12,071
Municipal securities	2,551	—	—	2,551
Auction rate securities	—	—	60,430	60,430
Marketable equity securities and other	1,140	1,503	—	2,643
Total Investment securities available for sale	85,967	260,254	60,430	406,651
Total assets	$85,967	$260,254	$64,037	$410,258

(1) Non-recurring basis
(2) Recurring basis

The fair value of real estate owned is determined by appraisals, which is then adjusted for the costs associated with liquidating the property.  We measure real estate owned on a nonrecurring basis with Level 3 inputs.  At both June 30, 2011 and December 31, 2010, the Company had no real estate owned.

The fair value of the derivative is approximately $800 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2011	$62,079
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	2,344
Sales	(3,993)
Redemptions (Transfer to Other Real Estate Owned)	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, June 30, 2011	$60,430

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$—

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

In April 2011, the FASB issued ASU No. 2011-03, which amends the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.  Adoption of this update is not expected to have a material effect on the Company's results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first interim or annual period beginning after December 15, 2011.  Adoption of this update is not expected to have a material effect on the Company's results of operations or financial condition but may have an effect on disclosures.

In June 2011, the FASB issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  This update requires all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted.  Adoption of this update is not expected to have a material effect on the Company's results of operations or financial condition.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 9.  Subsequent Events

We evaluated subsequent events under ASC Topic 855, Subsequent Events.  We did not identify any items which would require disclosure in or adjustment to the interim financial statements except as disclosed in Form 10-Q as of and for the period ended June 30, 2011.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities.  The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey.  The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio.  The Bank's primary regulator is the New York State Banking Department. Deposits are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Home Loan Bank system.

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

We recorded a provision for loan losses of $400,000 and $1.6 million during the three and six-month periods ended June 30, 2011, respectively, compared to a provision for loan losses of $1.5 million and $2.8 million during the three and six-month periods ended June 30, 2010, respectively. The decrease in the provision for loan losses was deemed appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" in Item 2 for further discussion of the allowance for loan losses.

On May 16, 2011, we entered into a settlement agreement with the issuing financial institution of the auction rate securities in the Bank's investment portfolio.  Pursuant to the agreement, in settlement of all claims made by the Bank, the institution paid to the Bank the sum of $42.5 million, which is recorded in other income on the Statement of Operations.

In June 2010, we recorded a $1.2 million other than temporary impairment ("OTTI") charge on two auction rate securities which had Freddie Mac preferred shares as the underlying collateral.  The OTTI charge was deemed appropriate due to the significant decline in the price of the Freddie Mac shares with little expectation of recovery in the near term.  No such OTTI charges were recorded during the six months ended June 30, 2011.  During the six months ended June 30, 2011, we sold the Freddie Mac auction rate securities, realizing a gain of $2.8 million which has been recorded in our Statement of Operations.

Net income, before dividends on our Series A Preferred Stock and before the provision for income taxes, for the three and six months ended June 30, 2011 was $45.0 million and $46.3 million, respectively, compared to net income before provision for income taxes of $864,000 and $2.7 million for the three and six months ended June 30, 2010, respectively.  Net income allocated to common stockholders, including dividends on our Series A Preferred Stock and the provision for income taxes, was $41.5 million and $41.8 million for the three and six months ended June 30, 2011, respectively, compared to a net loss allocated to common stockholders, including provision for income taxes, of $575,000 and $621,000 for the three and six months ended June 30, 2010, respectively.

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

	For The Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$346,118	$5,498	6.35%	$392,714	$6,473	6.59%
Investment securities	387,685	3,480	3.59	362,001	3,720	4.11
Other (2)(5)	96,914	73	0.30	80,695	65	0.32
Total interest-earning assets	830,717	9,051	4.36	835,410	10,258	4.91
Noninterest-earning assets	31,032			61,140
Total Assets	$861,749			$896,550

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	212,469	238	0.45%	231,187	396	0.68%
Time deposits	386,614	1,305	1.35	402,726	1,557	1.55
Other borrowings	81,582	745	3.65	94,287	924	3.92
Total interest-bearing liabilities	680,665	2,288	1.34	728,200	2,877	1.58

Demand deposits	80,293			71,398
Noninterest-bearing liabilities	6,241			8,551
Stockholders' equity (5)	94,550			88,401

Total liabilities and stockholders' equity	$861,749			$896,550

Net interest income		6,763			7,381

Interest-rate spread (3)			3.02%			3.33%

Net interest margin (4)			3.26%			3.53%

Ratio of average interest-earning assets to average interest bearing liabilities	1.22			1.15

(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Six Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$349,474	$11,177	6.40%	$406,192	$13,006	6.40%
Investment securities	376,623	6,661	3.54	362,545	7,520	4.15
Other (2)(5)	86,699	134	0.31	70,291	116	0.33
Total interest-earning assets	812,796	17,972	4.42	839,028	20,642	4.92
Noninterest-earning assets	32,851			61,836
Total Assets	$845,647			$900,864

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	210,335	500	0.48%	227,798	904	0.79%
Time deposits	385,957	2,609	1.35	411,155	3,309	1.61
Other borrowings	82,141	1,506	3.67	97,709	1,939	3.97
Total interest-bearing liabilities	678,433	4,615	1.36	736,662	6,152	1.67

Demand deposits	78,324			68,874
Noninterest-bearing liabilities	5,643			8,118
Stockholders' equity (5)	83,247			87,210

Total liabilities and stockholders' equity	$845,647			$900,864

Net interest income		13,357			14,490

Interest-rate spread (3)			3.06%			3.25%

Net interest margin (4)			3.29%			3.45%

Ratio of average interest-earning assets to average interest bearing liabilities	1.20			1.14

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010.

Net Income (Loss) Allocated to Common Stockholders.  Net income allocated to common stockholders for the three and six-month periods ended June 30, 2011 was $41.5 million and $41.8 million, respectively, or $5.89 and $5.93 per common share, respectively.  The net loss allocated to common stockholders for the three and six-month periods ended June 30, 2010 was $575,000 and $621,000, respectively, or $(.08) and $(.09) per common share, respectively.  The net income allocated to common stockholders for the three and six months ended June 30, 2011 includes (i) the accrual of dividends on our Series A Preferred Stock of $1.2 million and $2.4 million, respectively, or $.17 and $.34 per common share, respectively, (ii) a provision for income taxes of $2.3 million and $2.1 million, respectively, or $.33 and $.30 per common share, respectively, and (iii) a one-time settlement payment of $42.5 million, or $6.02 per common share.

The net loss allocated to common stockholders for the three and six months ended June 30, 2010 includes (i) OTTI charges of $1.2 million, or $.17 per common share, (ii) dividends on our Series A Preferred Stock of $1.2 million and $2.4 million, respectively, or $.17 and $.34 per common share, respectively, and (iii) a provision for income taxes of $239,000 and $915,000, respectively, or $.03 and $.13 per common share, respectively.

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

For the three and six months ended June 30, 2011, net interest income was $6.8 million and $13.4 million, respectively, compared to net interest income of $7.4 million and $14.5 million, respectively, for the three and six months ended June 30, 2010.  The decrease in net interest income was due to the decrease of $4.7 million and $26.2 million in the average amounts of interest-earning assets during the three and six months ended June 30, 2011, respectively, compared to the average amounts of interest-earning assets during the three and six months ended June 30, 2010, and the decrease in the average yields earned on interest-earning assets during the 2011 periods compared to the 2010 periods. These factors were partially offset by the decrease of $589,000 and $1.5 million in the average amounts of interest-bearing liabilities held during the three and six months ended June 30, 2011, respectively, compared to the average amounts of interest-bearing liabilities held during the three and six months ended June 30, 2010 and the decrease in the average rates paid on interest-bearing liabilities during the 2011 periods compared to the 2010 periods.

The average yields earned on interest-earning assets declined to 4.36% and 4.42% during the three and six-month periods ended June 30, 2011, respectively, from 4.91% and 4.92% during the three and six-month periods ended June 30, 2010, respectively. The average rates paid on interest-bearing liabilities declined to 1.34% and 1.36% during the three and six-month periods ended June 30, 2011, respectively, from 1.58% and 1.67% during the three and six-month periods ended June 30, 2010, respectively.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 3.02% and 3.06% during the three and six-month periods ended June 30, 2011, respectively, from 3.33% and 3.25% during the three and six-month periods of 2010, respectively.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 3.26% and 3.29% for the three and six months ended June 30, 2011, respectively, compared to 3.53% and 3.45% during the three and six months ended June 30, 2010.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.  The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended June 30, 2011 decreased by $1.2 million to $9.1 million from $10.3 million for the quarter ended June 30, 2010.  The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.36% during the 2011 quarter from 4.91% during the 2010 quarter, and the decrease in the average amount of higher yielding loans to $346.1 million during the 2011 quarter from $392.7 million during the 2010 quarter.

Total interest income for the six months ended June 30, 2011 decreased by $2.6 million to $18.0 million from $20.6 million for the six months ended June 30, 2010.  The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.42% during the 2011 six-month period from 4.92% during the 2010 six-month period, and the decrease in the average amount of higher yielding loans to $349.5 million during the 2011 period from $406.2 million during the 2010 period.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended June 30,
	2011		2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$5,498	60.74%	$6,473	63.11%
Investment Securities	3,480	38.45	3,720	36.26
Other	73	0.81	65	0.63
Total Interest Income	$9,051	100.00%	$10,258	100.00%

	Six Months Ended June 30,
	2011		2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$11,177	62.19%	$13,006	63.01%
Investment Securities	6,661	37.06	7,520	36.43
Other	134	0.75	116	0.56
Total Interest Income	$17,972	100.00%	$20,642	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 41.7% and 43.0% of our total amount of average interest-earning assets during the three and six month-periods ended June 30, 2011, respectively, from 47.0% and 48.4% during the three and six month-periods ended June 30, 2010, respectively. The average amounts of investment securities increased to 46.7% and 46.3% of total average interest-earning assets during the three and six-month periods ended June 30, 2011, respectively, from 43.3% and 43.2% during the three and six-month periods ended June 30, 2010, respectively.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At June 30, 2011 and 2010, total non-performing loan assets were $3.4 million and $1.1 million, respectively, of non-accrual loans.  Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations.  The effect of the increase in non-accrual loans in 2011 from 2010 was negligable.

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At June 30, 2011, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either June 30, 2011 or December 31, 2010.

Interest Expense.  Total interest expense for the quarter ended June 30, 2011 decreased by $589,000 to $2.3 million from $2.9 million for the quarter ended June 30, 2010.  The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.34% in the 2011 quarter from 1.58% in the 2010 quarter, and the decrease in the average amounts of interest-bearing liabilities to $680.7 million for the quarter ended June 30, 2011 from $728.2 million for the quarter ended June 30, 2010.

Total interest expense for the six-month period ended June 30, 2011 decreased by $1.5 million to $4.6 million from $6.1 million for the six-month period ended June 30, 2010.  The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.36% during the 2011 six-month period from 1.67% during the 2010 six-month period, and the decrease in the average amounts of interest-bearing liabilities to $678.4 million from $736.7 million during the six months ended June 30, 2011 and 2010, respectively.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended June 30,
	2011		2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$238	10.40%	$396	13.76%
Time Deposits	1,305	57.04	1,557	54.12
Other Borrowings	745	32.56	924	32.12
Total Interest Expense	$2,288	100.00%	$2,877	100.00%

	Six Months Ended June 30,
	2011		2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$500	10.83%	$904	14.69%
Time Deposits	2,609	56.53	3,309	53.79
Other Borrowings	1,506	32.64	1,939	31.52
Total Interest Expense	$4,615	100.00%	$6,152	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. In May 2011, we entered into a settlement agreement with the issuing financial institution of the auction rate securities in the Bank's investment portfolio.  Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million. This amount has been included in other non-interest income. For the three and six months ended June 30, 2011, total non-interest income amounted to $43.0 million and $43.3 million, respectively, or approximately $500,000 and $800,000, respectively, excluding the settlement payment of $42.5 million.  Total non-interest income for the three and six months ended June 30, 2010 was $701,000 and $1.1 million, respectively.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense decreased by $1.4 million to $4.3 million for the three months ended June 30, 2011 from $5.7 million for the three months ended June 30, 2010.  Total non-interest expense decreased by $1.4 million to $8.7 million for the six months ended June 30, 2011 from $10.1 million for the six months ended June 30, 2010.  The decrease in total non-interest was primarily due to the $1.2 million OTTI charge on investment securities recorded in the three and six-month periods ended June 30, 2010.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended June 30,
	2011		2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,399	55.68%	$2,407	42.10%
Net Occupancy Expense	500	11.61	547	9.57
Equipment Expense	78	1.81	92	1.61
FDIC Assessment	268	6.22	468	8.18
Data Processing Expense	152	3.53	126	2.20
Other than temporary impairment charge on securities	—	—	1,202	21.02
Other	911	21.15	876	15.32
Total Non-Interest Expense	$4,308	100.00%	$5,718	100.00%

	Six Months Ended June 30,
	2011		2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$4,834	55.44%	$4,748	46.86%
Net Occupancy Expense	1,065	12.21	1,113	10.99
Equipment Expense	160	1.84	183	1.81
FDIC Assessment	652	7.48	936	9.24
Data Processing Expense	261	2.99	252	2.49
Other than temporary impairment charge on securities	—	—	1,202	11.87
Other	1,747	20.04	1,696	16.74
Total Non-Interest Expense	$8,719	100.00%	$10,130	100.00%

Provision for Income Tax.  During the three and six months ended June 30, 2011, the Company recorded income tax expense of $2.3 million and $2.1 million, respectively, compared to income tax expense of $239,000 and $915,000, respectively, for the three and six months ended June 30, 2010.  In May 2011 the Company received a taxable settlement of $42.5 million.  The Company off-set this amount by sales of securities that previously had significant OTTI charges.  These sales created a net taxable loss position for the three and six months ended June 30, 2011 and therefore increased the Company’s net operating loss carryforwards.  As the Company continues to have net operating loss carryforwards no current federal tax expense or payable was recorded during the three and six months ended June 30, 2011.  The tax expense recorded during the three and six months ended June 30, 2011 mainly relates to changes in deferred taxes.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through June 30, 2011, the Company has purchased a total of 1,898,909 shares of its Common Stock.  We did not repurchase shares of the Company's Common Stock during the first and second quarters of 2011. At June 30, 2011, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average loans outstanding	$346,118	$392,714	$349,474	$406,192
Allowance at beginning of period	17,324	11,900	16,105	11,416
Charge-offs:
Commercial and other loans	—	300	2	300
Real estate loans	—	—	—	766
Total loans charged-off	—	300	2	1,066
Recoveries:
Commercial and other loans	6	5	27	5
Real estate loans	—	—	—	—
Total loans recovered	6	5	27	5
Net recoveries (charge-offs)	6	(295)	25	(1,061)
Provision for loan losses charged to operating expenses	400	1,500	1,600	2,750
Allowance at end of period	17,730	13,105	17,730	13,105
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	(0.08)%	0.01%	(0.26)%
Allowance as a percent of total loans	5.10%	3.41%	5.10%	3.41%
Total loans at end of period	$347,583	$384,225	$347,583	$384,225

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At June 30, 2011 and December 31, 2010, the Company had loans, net of unearned income, of $346.7 million and $366.3 million, respectively, and an allowance for loan losses of $17.7 million and $16.1 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At June 30, 2011 and December 31, 2010, $21.0 million and $19.3 million, respectively, or 6.0% and 5.3%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At June 30, 2011 and December 31, 2010, $111.3 million and $114.6 million, respectively, or 32.0% and 31.2%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At June 30, 2011, 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans.  At December 31, 2010, approximately 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At June 30, 2011 and December 31, 2010, $215.3 million and $233.3 million, respectively, or 61.9% and 63.5%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At June 30, 2011, the Bank was generally not permitted to make loans to one borrower in excess of approximately $20.7 million, with an additional amount of approximately $13.8 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $20.7 million.  At June 30, 2011, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of June 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2011, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2011 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well Capitalized under Prompt corrective Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to Risk-Weighted Assets)
Company	$150,084	34.9%	$34,380	≥8.0%	—	N/A
Bank	137,880	32.7%	33,686	≥8.0%	$42,108	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	144,712	33.7%	17,190	≥4.0%	—	N/A
Bank	132,463	31.5%	16,843	≥4.0%	25,265	≥6.0%
Tier I Capital (to Average Assets)
Company	144,712	16.8%	34,470	≥4.0%	—	N/A
Bank	132,463	15.5%	34,236	≥4.0%	42,795	≥5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $355 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $114.0 million, or 12.8% of total assets at June 30, 2011.  In addition, we have the capacity to borrow up to approximately $248 million from the Federal Reserve Bank and approximately $107 million from the FHLB-NY if the need should arise.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  On March 31, 2009, the Company announced that it would temporarily suspend its previously announced policy of paying a regular cash dividend on the Company's common stock.  Due to a notification we received from the Federal Reserve Bank of New York restricting the payment of dividends without its consent, we have declared and accrued, but have not paid, the March 31, 2011 and June 30, 2011 dividends on our preferred stock, $2.4 million in the aggregate, and are continuing the suspension of dividends on our common stock.

The ability of the Company to meet these obligations, including the payment of dividends on its preferred and common stock when and if declared by the Board of Directors, is not currently dependent upon the receipt of dividends from the Bank.  At June 30, 2011, the Company had cash of approximately $1.6 million and investment securities with a fair market value of $3.6 million.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $4.4 million at June 30, 2011, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At June 30, 2011, the Bank had outstanding commitments of approximately $390.8 million; including $8.4 million of borrowings, $2.0 million of operating leases, and $380.4 million of time deposits.  These commitments include $214.5 million that mature or renew within one year, $175.8 million that mature or renew after one year and within three years, $472,000 that mature or renew after three years and within five years and $39,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of June 30, 2011, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2011, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date: August 8, 2011	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.