Form 10-Q
period 2011-09-30
BERKSHIRE BANCORP INC /DE/
filed 2011-11-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 11, 2011, there were 14,443,183 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$6,012	$4,920
Interest bearing deposits	80,885	74,197
Total cash and cash equivalents	86,897	79,117
Investment Securities:
Available-for-sale	406,135	341,564
Held-to-maturity, fair value of $302 in 2011 and $316 in 2010	304	319
Total investment securities	406,439	341,883
Loans, net of unearned income	331,031	366,305
Less: allowance for loan losses	(17,730)	(16,105)
Net loans	313,301	350,200
Accrued interest receivable	3,275	3,578
Premises and equipment, net	7,247	7,815
Other receivable	—	10,047
Other assets	35,447	37,257
Total assets	$852,606	$829,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$78,257	$73,609
Interest bearing	571,980	596,527
Total deposits	650,237	670,136
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	7,285	10,657
Subordinated debt	22,681	22,681
Accrued interest payable	2,624	2,743
Other liabilities	5,768	2,047
Total liabilities	738,595	758,264

Stockholders' equity
Preferred stock - $.01 Par value:
Authorized — 2,000,000 shares
Issued — 60,000 shares
Outstanding —
September 30, 2011, 60,000 shares
December 31, 2010, 60,000 shares
Common stock - $.10 par value
Authorized — 25,000,000 shares
Issued — 7,698,285 shares
Outstanding —
September 30, 2011, 7,054,183 shares
December 31, 2010, 7,054,183 shares	770	770
Additional paid-in capital	150,985	150,985
Accumulated Deficit	(21,518)	(65,123)
Accumulated other comprehensive loss, net	(9,816)	(8,589)
Treasury Stock at cost
September 30, 2011, 644,102 shares	(6,411)	(6,411)
December 31, 2010, 644,102 shares
Total stockholders' equity	114,011	71,633
Total liabilities and stockholders' equity	$852,606	$829,897

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including related fees	$5,229	$6,295	$16,406	$19,301
Investment securities	3,240	3,542	9,901	11,062
Interest bearing deposits	65	41	199	157
Total interest income	8,534	9,878	26,506	30,520
INTEREST EXPENSE
Deposits	1,503	1,748	4,612	5,961
Securities sold under agreements to repurchase	481	507	1,475	1,507
Interest expense on borrowings	240	283	752	1,222
Total interest expense	2,224	2,538	6,839	8,690
Net interest income	6,310	7,340	19,667	21,830
PROVISION FOR LOAN LOSSES	—	1,500	1,600	4,250
Net interest income after provision for loan losses	6,310	5,840	18,067	17,580
NON-INTEREST INCOME
Service charges on deposit accounts	127	135	364	391
Investment securities gains	1,100	62	963	464
Gain on sale of foreclosed real estate, net	—	—	—	229
Other income	82	109	43,246	306
Total non-interest income	1,309	306	44,573	1,390
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	—	—	—	1,202
Less non-credit portion of OTTI recorded in other comprehensive loss	—	—	—	—
Net OTTI recognized in earnings	—	—	—	1,202
Salaries and employee benefits	2,243	2,388	7,077	7,136
Net occupancy expense	921	534	1,986	1,647
Equipment expense	76	90	236	273
FDIC assessment	300	438	952	1,374
Data processing expense	74	124	335	376
Other	728	2,332	2,475	4,028
Total non-interest expense	4,342	5,906	13,061	16,036
Income before provision for taxes	3,277	240	49,579	2,934
Provision (benefit) for income taxes	281	(1,391)	2,374	(476)
Net income	$2,996	$1,631	$47,205	$3,410
Dividends on preferred stock	1,200	1,200	3,600	3,600

Income (loss) allocated to common stockholders	$1,796	$431	$43,605	$(190)
Net income (loss) per common share:
Basic	$.25	$.06	$6.18	$(.03)
Diluted	$.25	$.06	$6.18	$(.03)
Number of shares used to compute net income (loss) per common share:
Basic	7,054	7,054	7,054	7,054
Diluted	7,054	7,054	7,054	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Nine Months Ended September 30, 2011 and 2010
(In Thousands)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2009	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)		$85,236
Net income							3,410		3,410	3,410
Other comprehensive income net of taxes						3,543			3,543	3,543
Comprehensive income									$6,953
Cash dividends - Preferred Stock							(3,600)			(3,600)
Balance at September 30, 2010	7,698	60	$770	$1	$150,985	$(9,733)	$(47,023)	$(6,411)		$88,589

Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633
Net income							47,205		47,205	47,205
Other comprehensive loss net of taxes						(1,227)			(1,227)	(1,227)
Comprehensive income									$45,978
Cash dividends - Preferred Stock							(3,600)			(3,600)

Balance at September 30, 2011	7,698	60	$770	$1	$150,985	$(9,816)	$(21,518)	$(6,411)		$114,011

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$47,205	$3,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment securities	(963)	(464)
Gain on sale of foreclosed real estate	—	(229)
Other than temporary impairment charges on securities	—	1,202
Net amortization of premiums of investment securities	838	1,709
Depreciation and amortization	352	387
Provision for loan losses	1,600	4,250
Decrease in accrued interest receivable	303	376
Decrease in other assets	11,857	4,571
Increase in accrued interest payable and other liabilities	2	154
Net cash provided by operating activities	61,194	15,366

Cash flows from investing activities:
Investment securities available for sale
Purchases	(385,431)	(187,057)
Sales, maturities and calls	319,758	189,074
Investment securities held to maturity
Maturities	15	16
Net decrease in loans	35,299	41,046
Proceeds from sale of foreclosed real estate	—	12,548
Sale (acquisition) of premises and equipment	216	(151)
Net cash (used in) provided by investing activities	(30,143)	55,476

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Net increase in non interest bearing deposits	4,648	10,704
Net decrease in interest bearing deposits	(24,547)	(42,758)
Repayment of borrowings	(3,372)	(19,244)
Dividends paid on preferred stock	—	(3,600)
Net cash (used in) financing activities	(23,271)	(54,898)

Net increase in cash and cash equivalents	7,780	15,944
Cash and cash equivalents at beginning of period	79,117	60,803
Cash and cash equivalents at end of period	$86,897	$76,747

Supplemental disclosure of cash flow information:
Cash used to pay interest	$6,536	$9,595
Cash used to pay income taxes, net of refunds	$(2,810)	$(1,080)
Schedule of non-cash investing activities:
Transfer from loans to real estate owned	$—	$12,318
Schedule of non-cash financing activities:
Dividends declared and not paid	$3,600	$—

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011 and 2010
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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.  Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation.  As of and for the nine-month periods ended September 30, 2011 and 2010, there were no potential dilutive shares.  The following tables present the Company's calculation of income per common share:

	For The Three Months Ended
	September 30, 2011			September 30, 2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$2,996			$1,631
Dividends paid to preferred shareholders	(1,200)			(1,200)
Net income available to common stockholders	$1,796	7,054	$.25	$431	7,054	$.06

	For The Nine Months Ended
	September 30, 2011			September 30, 2010
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$47,205			$3,410
Dividends paid to preferred shareholders	(3,600)			(3,600)
Net income (loss) available to common stockholders	$43,605	7,054	$6.18	$(190)	7,054	$(.03)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$21,092	6.4%	$19,321	5.3%
Secured by real estate
Residential	107,989	32.5	114,594	31.2
Multi family	6,869	2.1	5,865	1.6
Commercial real estate and construction	194,865	58.7	226,667	61.7
Consumer	1,038	0.3	795	0.2
Total loans	331,853	100.0%	367,242	100.0%
Deferred loan fees	(822)		(937)
Allowance for loan losses	(17,730)		(16,105)
Loans, net	$313,301		$350,200

The Bank had $6.3 million and $1.5 million of non-accrual loans as of September 30, 2011 and December 31, 2010, respectively, and $0 and $495,000 of loans delinquent more than ninety days and still accruing interest at September 30, 2011 and December 31, 2010, respectively.  The Bank did not foreclose on any loans during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Bank foreclosed on a real estate loan in the amount of $12.3 million.  In April 2010, the Bank sold its interest in this foreclosed loan for $12.6 million.

The Bank classified $3.6 million and $1.9 million of the non-accrual loans as impaired loans at September 30, 2011 and December 31, 2010, respectively. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default.  Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.2 million and $5.8 million at September 30, 2011 and December 31, 2010, respectively.

Average impaired loans for the three and nine months ended September 30, 2011 and 2010 were approximately $3.7 million and $2.6 million, respectively, and $3.7 million and $8.1 million, respectively.  Interest income that would have been recognized had these loans performed in accordance with their contractual terms was $6,000 and $9,000 for the three and nine months ended September 30, 2011, respectively, and $49,000 and $450,000 for the three and nine months ended September 30, 2010, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Balance at beginning of period	$17,730	$13,105	$16,105	$11,416
Provision charged to operations	—	1,500	1,600	4,250
Loans charge-offs	—	—	(2)	(1,066)
Recoveries	—	—	27	5
Balance at end of period	$17,730	$14,605	$17,730	$14,605

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Charge-offs	(2)								(2)
Recoveries	27								27
Provision	440	(1,877)	(593)	69	3,751	(1)	(279)	90	1,600
Ending balance	$882	$6,733	$2,191	$216	$5,817	$24	$140	$1,727	$17,730
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$17,730

Financing Receivables:
Ending balance	$15,423	$180,732	$14,133	$6,869	$107,989	$1,038	$5,669	$0	$331,853
Ending balance: individually evaluated for impairment	$0	$1,338	$0	$0	$2,307	$0	$0	$0	$3,645
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$328,208

The Company believes the unallocated amount included in the allowance for credit losses is appropriate given the nature of the portfolio with the size of individual loans and the current economy's impact on the real estate market.  The Company will continue to closely monitor the environment and loan portfolio and make adjustments when appropriate.

The $2.3 million of residential impaired loans and the $1.3 million of commercial real estate impaired loans were identified as troubled debt restructurings ("TDRs"). TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties.  Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months.  We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow.  Based on the nature of the modifications no impairment was required.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Age Analysis of Past Due Loans
As of September 30, 2011
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$15,423	$15,423	$—
Construction	—	24	122	146	13,987	14,133	—
Commercial real estate	13	—	—	13	180,719	180,732	—
Consumer	1	—	—	1	497	498	—
Overdrafts	—	—	—	—	540	540	—
Residential - prime	—	—	6,167	6,167	101,822	107,989	—
Residential - multi family	—	—	—	—	6,869	6,869	—
Finance leases	—	—	—	—	5,669	5,669	—
Total	$14	$24	$6,289	$6,327	$325,526	$331,853	$—

Age Analysis of Past Due Loans
As of December 31, 2010
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$251	$—	$166	$417	$10,081	$10,498	$29
Construction	900	—	—	900	32,267	33,167	—
Commercial real estate	1,356	2,000	—	3,356	190,144	193,500	—
Consumer	—	—	15	15	780	795	11
Residential - prime	404	387	695	1,486	113,108	114,594	451
Residential - multi family	—	—	—	—	5,865	5,865	—
Finance leases	—	—	—	—	8,823	8,823	—
Total	$2,911	$2,387	$876	$6,174	$361,068	$367,242	$491

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Impaired Loans
For the Nine Months Ended September 30, 2011
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,338	1,338	—	1,343	68	—
Consumer	—	—	—	—	—	—
Residential - prime	2,307	2,307	—	2,313	76	9
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$3,645	$3,645	$—	$3,656	$144	$9
Commercial	1,338	1,338	—	1,343	68	—
Consumer	—	—	—	—	—	—
Residential	2,307	2,307	—	2,313	76	9

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Impaired Loans
For the Year Ended December 31, 2010
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$292	$—	$22
Construction	—	—	—	4,211	—	303
Commercial real estate	816	816	—	400	99	—
Consumer	—	—	—	—	—	—
Residential - prime	1,998	1,998	—	963	125	—
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$2,814	$2,814	$—	$5,866	$224	$325
Commercial	816	816	—	4,903	99	325
Consumer	—	—	—	—	—	—
Residential	1,998	1,998	—	963	125	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. - (continued)

Loans on Nonaccrual Status
As of

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial & industrial	$146	$137
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	6,167	1,380
Residential - multi family	—	—
Finance leases	—	—
Total	$6,313	$1,517

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
As of September 30, 2011
(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$15,219	$7,247	$129,986
Watch	—	—	8,196
Special Mention	—	6,886	11,032
Substandard	204	—	31,518
Doubtful	—	—	—
Total	$15,423	$14,133	$180,732

	Residential	Residential Multi Family
Grade:
Pass	$99,626	$6,869
Watch	712	—
Special Mention	1,484	—
Substandard	6,167	—
Total	$107,989	$6,869

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$540	$481	$5,669
Nonperforming	—	17	—
Total	$540	$498	$5,669

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

Loan Modification
September 30, 2011
(Dollars in Thousands)

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential – prime	1	$62	$62	3	$869	$869
Commercial Real Estate	-	-	-	-	-	-
	1	$62	$62	3	$869	$869

	As of September 30, 2011
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential – prime	7	$2,306	$2,306
Commercial Real Estate	3	1,343	1,343
	10	$3,649	$3,649

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$304	$1	$(3)	$302

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$319	$1	$(4)	$316

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,095	$145	$—	$80,240
U.S. Government Agencies	110,770	724	(30)	111,464
Mortgage-backed securities	148,934	2,740	(600)	151,074
Corporate notes	13,190	94	(66)	13,218
Municipal securities	2,670	64	(126)	2,608
Auction rate securities	65,700	—	(20,583)	45,117
Marketable equity securities and other	2,563	99	(248)	2,414
Totals	$423,922	$3,866	$(21,653)	$406,135

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

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

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$—	$—	$693	$1,089
Preferred Shares of Money Center Banks	63,700	43,117	71,300	58,990
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$65,700	$45,117	$73,993	$62,079

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of September 30, 2011 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At September 30, 2011 and December 31, 2010, the amortized cost of our auction rate securities was $65.7 million and $74.0 million, respectively.  The fair value of the auction rate securities was $45.1 million and $62.1 million at September 30, 2011 and December 31, 2010, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security.  The auction rate securities allow for conversion to the underlying preferred security after two failed auctions.  As of September 30, 2011, there have been more than two failed auctions for all outstanding auction rate securities.  It is our intention to continue to hold these securities and not convert to the underlying preferred securities.  We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above.  The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans.  Through September 30, 2011, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the auction rate securities collateralized by the Federal Home Loan Mortgage Corporation Preferred Shares which were sold for a gain of $2.8 million during the quarter ended June 30, 2011.  Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At September 30, 2011 and December 31, 2010, we had four auction rate securities and six auction rate securities, respectively, with an aggregate fair market value of $15.2 million and $21.0 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of September 30, 2011, the unrealized loss of approximately $10.8 million on the four auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade.  It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During both the nine months ended September 30, 2011 and the year ended December 31, 2010, no auction rate securities were redeemed.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

During the nine months ended September 30, 2011, two of the Company's auction rate securities collateralized by preferred shares of money center banks with a fair value of $8.2 million were downgraded to below investment grade.

At September 30, 2011 and December 31, 2010, the Company owned preferred and common stock (collectively "equity securities").  The fair value of the equity securities at September 30, 2011 decreased by approximately $712,000 from the fair value at December 31, 2010.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at September 30, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	8,512	3	15,000	27	23,512	30
Mortgage-backed securities	47,798	251	8,286	349	56,084	600
Corporate notes	1,686	20	3,647	46	5,333	66
Auction rate securities	—	—	43,117	20,583	43,117	20,583
Municipal securities	722	125	—	—	722	125
Subtotal, debt securities	58,718	399	70,050	21,005	128,768	21,404
Marketable equity securities and other	—	—	716	249	716	249
Total temporarily impaired securities	$58,718	$399	$70,766	$21,254	$129,484	$21,653

The Company had a total of 57 debt securities with a fair market value of $128.8 million which were temporarily impaired at September 30, 2011.  The total unrealized loss on these securities was $21.4 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.  It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 10.2% of total assets at September 30, 2011.  Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at September 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,044	$31,106	$—	$—
Due after one through five years	87,681	88,128	—	—
Due after five through ten years	36,774	37,298	—	—
Due after ten years	200,160	202,072	304	302
Auction rate securities	65,700	45,117	—	—
Marketable equity securities and other	2,563	2,414	—	—
Totals	$423,922	$406,135	$304	$302

Gross gains realized on the sales of investment securities for the nine months ended September 30, 2011 and 2010 were approximately $7.3 million and $516,000, respectively.  Gross losses realized for the nine months ended September 30, 2011 and 2010 were approximately $6.3 million and $52,000, respectively.  The single issuer trust preferred security was sold in the nine months ended September 30, 2011 with a realized loss of $4.2 million recorded in our financial statements.

At both September 30, 2011 and December 31, 2010, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $57.1 million and $58.2 million, respectively. As of September 30, 2011 and December 31, 2010, the Company owned investment securities issued by FNMA, GNMA and FHLMC with a carrying value that exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Nine Months Ended September 30, 2011		Twelve Months Ended December 31, 2010
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$78,306	—	$69,963	—
NOW and money market	25,565	0.38%	22,274	0.30%
Savings deposits	187,987	0.45	196,598	0.71
Time deposits	383,221	1.34	400,586	1.52
Total deposits	$675,079	0.90%	$689,421	1.09%

Note 6. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period.  The following table presents the components of comprehensive income (loss):

	For The Nine Months Ended
	September 30, 2011			September 30, 2010
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$(3,008)	$1,203	$(1,805)	$5,447	$(2,327)	$3,120
Less reclassification adjustment for gains (losses) realized in net income	963	(385)	578	(738)	315	(423)
Unrealized gain (loss) on investment securities	(2,045)	818	(1,227)	6,185	(2,642)	3,543
Other comprehensive income (loss), net	$(2,045)	$818	$(1,227)	$6,185	$(2,642)	$3,543

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2011 and December 31, 2010 are outlined below.

	September 30, 2011		December 31, 2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$406,439	$406,437	$341,883	$341,880
Loans, net of unearned income	331,031	340,285	366,305	371,110
Time Deposits	372,066	374,248	384,301	386,446
Repurchase Agreements	50,000	52,516	50,000	51,661
Borrowings	7,285	7,472	10,657	10,876
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $86.9 million and $79.1 million at September 30, 2011 and December 31, 2010, respectively, approximates fair value.

The estimated fair values of investment securities are based on quoted market prices, if available.  Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.  Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at September 30, 2011 and December 31, 2010 has been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.  The aggregate fair value for the interest rate caps was approximately $600 and $26,000 at September 30, 2011 and December 31, 2010, respectively.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7. - (continued)

Assets measured at fair value during the nine months ended September 30, 2011 and during fiscal year 2010 are summarized below.

	At September 30, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$3,645	$3,645
Investment securities available for sale: (2)
U.S. Treasury Notes	80,240	—	—	80,240
U.S. Government Agencies	—	111,464	—	111,464
Mortgage-backed securities	—	151,074	—	151,074
Corporate notes	13,218	—	—	13,218
Municipal securities	2,608	—	—	2,608
Auction rate securities	—	—	45,117	45,117
Marketable equity securities and other	926	1,488	—	2,414
Total Investment securities available for sale	96,992	264,026	45,117	406,135
Total assets	$96,992	$264,026	$48,762	$409,780

(1) Non-recurring basis
(2) Recurring basis

The fair value of real estate owned is determined by appraisals, which is then adjusted for the costs associated with liquidating the property.  We measure real estate owned on a nonrecurring basis with Level 3 inputs.  At both September 30, 2011 and December 31, 2010, the Company had no real estate owned.

The fair value of the derivative is approximately $600 and valued as a Level 3 input.  Further disclosures are not included because they were not deemed material.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2011	$62,079
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(8,669)
Sales	(8,293)
Redemptions (Transfer to Other Real Estate Owned)	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, September 30, 2011	$45,117

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011	$—

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 9.  Subsequent Events

On October 31, 2011, all 60,000 outstanding shares of the Company's 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Preferred Stock") were mandatorily converted into 7,389,000 shares of the Common Stock, $.10 par value, of the Company (the "Common Stock") at a conversion rate of 123.15 shares of Common Stock for each share of Preferred Stock converted, in accordance with the Certificate of Designation of the Preferred Stock.

We evaluated subsequent events under ASC Topic 855, Subsequent Events.  We did not identify any items which would require disclosure in or adjustment to the interim financial statements except as disclosed in Form 10-Q as of and for the period ended September 30, 2011.

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

We recorded a provision for loan losses of $0 and $1.6 million during the three and nine-month periods ended September 30, 2011, respectively, compared to a provision for loan losses of $1.5 million and $4.3 million during the three and nine-month periods ended September 30, 2010, respectively. The decrease in the provision for loan losses was deemed appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

On May 16, 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio.  Pursuant to the agreement, in settlement of all claims made by the Bank, the institution paid to the Bank the sum of $42.5 million, which is recorded in other income on the Statement of Operations.

During the nine months ended September 30, 2010, we recorded a $1.2 million other than temporary impairment ("OTTI") charge on two auction rate securities which had Freddie Mac preferred shares as the underlying collateral.  The OTTI charge was deemed appropriate due to the significant decline in the price of the Freddie Mac shares with little expectation of recovery in the near term.  No such OTTI charges were recorded during the nine months ended September 30, 2011, during which time we sold the Freddie Mac securities and realized a gain of $2.8 million which has been recorded in our Statement of Operations.

Net income, before dividends on our Series A Preferred Stock and before the provision for income taxes, for the three and nine months ended September 30, 2011 was $3.3 million and $49.6 million, respectively, compared to net income before dividends on our Series A Preferred Stock and before the provision for income taxes, of $240,000 and $2.9 million for the three and nine months ended September 30, 2010.  Net income allocated to common stockholders, after dividends on our Series A Preferred Stock and provision for income taxes, was $1.8 million and $43.6 million for the three and nine months ended September 30, 2011, respectively, compared to net income allocated to common stockholders, after dividends on our Series A Preferred Stock and benefit from income taxes,of $431,000 for the three months ended September 30, 2010 and a net loss allocated to common stockholders, after dividends on our Series A Preferred Stock and benefit from income taxes, of $190,000 for the nine months ended September 30, 2010.

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

	For The Three Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$332,246	$5,229	6.30%	$379,983	$6,295	6.63%
Investment securities	418,746	3,240	3.09	354,049	3,542	4.00
Other (2)(5)	108,682	65	0.24	64,543	41	0.25
Total interest-earning assets	859,674	8,534	3.97	798,575	9,878	4.95
Noninterest-earning assets	29,937			59,125
Total Assets	$889,611			$857,700

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	219,882	236	0.43%	222,710	333	0.60%
Time deposits	377,837	1,267	1.34	392,832	1,415	1.44
Other borrowings	80,437	721	3.59	84,918	790	3.72
Total interest-bearing liabilities	678,156	2,224	1.31	700,460	2,538	1.45

Demand deposits	78,270			70,865
Noninterest-bearing liabilities	11,751			7,603
Stockholders' equity (5)	121,434			78,772

Total liabilities and stockholders' equity	$889,611			$857,700

Net interest income		$6,310			$7,340

Interest-rate spread (3)			2.66%			3.50%

Net interest margin (4)			2.94%			3.68%

Ratio of average interest-earning assets to average interest bearing liabilities	1.27			1.14

(1) Includes nonaccrual loans.
(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4) Net interest margin is net interest income as a percentage of average interest-earning assets.
(5) Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$343,668	$16,406	6.37%	$397,356	$19,301	6.48%
Investment securities	390,962	9,901	3.38	361,229	11,062	4.08
Other (2)(5)	93,964	199	0.28	68,364	157	0.30
Total interest-earning assets	828,594	26,506	4.27	826,949	30,520	4.92
Noninterest-earning assets	30,799			59,838
Total Assets	$859,393			$886,787

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	213,552	754	0.47%	226,120	1,237	0.73%
Time deposits	383,221	3,858	1.34	404,980	4,724	1.56
Other borrowings	81,567	2,227	3.64	93,399	2,729	3.90
Total interest-bearing liabilities	678,340	6,839	1.34	724,499	8,690	1.60

Demand deposits	78,306			69,545
Noninterest-bearing liabilities	7,970			7,940
Stockholders' equity (5)	94,777			84,803

Total liabilities and stockholders' equity	$859,393			$886,787

Net interest income		$19,667			$21,830

Interest-rate spread (3)			2.93%			3.32%

Net interest margin (4)			3.16%			3.52%

Ratio of average interest-earning assets to average interest bearing liabilities	1.22			1.14

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010.

Net Income (Loss) Allocated to Common Stockholders.  Net income allocated to common stockholders for the three and nine-month periods ended September 30, 2011 was $1.8 million and $43.6 million, respectively, or $.25 and $6.18 per common share, respectively. Net income allocated to common stockholders for the three-month period ended September 30, 2010 was $431,000, or $.06 per common share. Net loss allocated to common stockholders for the nine-month period ended September 30, 2010 was $190,000, or $.03 per common share.  The net income allocated to common stockholders reported for the three months ended September 30, 2011 includes (i) dividends accrued on our Series A Preferred Stock of $1.2 million, or $.17 per common share and (ii) provision for income taxes of $281,000, or $.04 per common share.  The net income allocated to common stockholders reported for the nine months ended September 30, 2011 includes (i) dividends accrued on our Series A Preferred Stock of $3.6 million, or $.51 per common share, (ii) a provision for income taxes of $2.4 million, or $.34 per common share, and (iii) a one-time settlement payment of $42.5 million, or $6.02 per common share.

The net income allocated to common stockholders reported for the three months ended September 30, 2010 includes (i) dividends accrued on our Series A Preferred Stock of $1.2 million, or $.17 per common share, and (ii) income tax benefit of $1.4 million, or $.20 per common share.  The net loss allocated to common stockholders for the nine months ended September 30, 2010 includes (i) OTTI charges of $1.2 million, or $.17 per common share, (ii) dividends accrued on our Series A Preferred Stock of $3.6 million, or $.51 per common share, and (iii) income tax benefit of $476,000, or $.07 per common share.

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

For the three and nine months ended September 30, 2011, net interest income was $6.3 million and $19.7 million, respectively, compared to net interest income of $7.3 million and $21.8 million for the three and nine months ended September 30, 2010.  The decrease in net interest income was primarily due to the decrease in the average yields earned on interest-earning assets during the three and nine months ended September 30, 2011, partially offset by the increase in the average amounts of interest-earning assets and the decrease in the average amounts and the average rates paid on interest-bearing liabilities.

The average yields earned on interest-earning assets declined to 3.97% and 4.27% during the three and nine months ended September 30, 2011, respectively, from 4.95% and 4.92% during the three and nine months ended September 30, 2010, respectively.  The average rates paid on interest-bearing liabilities declined to 1.31% and 1.34% during the three and nine months ended September 30, 2011, respectively, from 1.45% and 1.60% during the three and nine months ended September 30, 2010, respectively.  The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decline to 2.66% and 2.93% during the three and nine months September 30, 2011, respectively, from 3.50% and 3.32% during the three and nine months ended September 30, 2010, respectively.

Net Interest Margin.  Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.94% and 3.16% for the three and nine months ended September 30, 2011, respectively, compared to 3.68% and 3.52% during the three and nine months ended September 30, 2010.  We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates.  We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets.  The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of the total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended September 30, 2011 decreased by $1.4 million to $8.5 million from $9.9 million for the quarter ended September 30, 2010.  The decrease in total interest income was due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.97% during the 2011 quarter from 4.95% during the 2009 quarter, and the decrease in the average amount of higher yielding loans to $332.2 million during the 2011 quarter from $380.0 million during the 2010 quarter, partially offset by the increase in the average amount of interest-earning assets

Total interest income for the nine months ended September 30, 2011 decreased by $4.0 million to $26.5 million from $30.5 million for the nine months ended September 30, 2010.  The decrease in total interest income was due to the decrease in the average yield earned on the average amount of interest-earning assets to 4.27% during the nine-month period of 2011 from 4.92% during the nine-month period of 2010 and the decrease in the average amount of higher yielding loans to $343.7 million during the nine-month period of 2011 from $397.4 million during the nine-month period of 2010.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,
	2011		2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$5,229	61.27%	$6,295	63.72%
Investment Securities	3,240	37.97	3,542	35.86
Other	65	0.76	41	0.42
Total Interest Income	$8,534	100.00%	$9,878	100.00%

	Nine Months Ended September 30,
	2011		2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$16,406	61.90%	$19,301	63.24%
Investment Securities	9,901	37.35	11,062	36.25
Other	199	0.75	157	0.51
Total Interest Income	$26,506	100.00%	$30,520	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 38.6% and 41.5% of total average interest-earning assets during the three and nine months ended September 30, 2010, respectively, from 47.6% and 48.1% of total interest-earning assets during the three and nine months ended September 30, 2010, respectively. The average amounts of investment securities increased to 48.7% and 47.2% of total average interest-earning assets during the three and nine months ended September 30, 2011, respectively, from 44.3% and 43.7% of total interest-earning assets during the three and nine months ended September 30, 2010, respectively.  While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At September 30, 2011 and 2010, total non-performing loans were $6.3 million and $2.0 million, respectively, all of which were non-accrual loans. Additions to non-performing loans, were such additions to occur, would have an adverse effect on our results of operations.

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par, therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY.  At September 30, 2011, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either September 30, 2011 or December 31, 2010.

Interest Expense.  Total interest expense for the quarter ended September 30, 2011 decreased by $300,000 to $2.2 million from $2.5 million for the quarter ended September 30, 2010.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $678.2 million from $700.5 million during the three months ended September 30, 2011 and 2010, respectively, and the decrease in the average rates paid on interest-bearing liabilities to 1.31% during the 2011 quarter from 1.45% during the 2010 quarter.

Total interest expense for the nine-month period ended September 30, 2011 decreased by $1.9 million to $6.8 million from $8.7 million for the nine-month period ended September 30, 2010.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $678.3 million and $724.5 million during the nine-month periods ended September 30, 2011 and 2010, respectively, and the decrease in the average rates paid on such liabilities to 1.34% from 1.60% during the nine-month periods ended September 30, 2011 and 2010, respectively.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,
	2011		2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$236	10.61%	$333	13.12%
Time Deposits	1,267	56.97	1,415	55.75
Other Borrowings	721	32.42	790	31.13
Total Interest Expense	$2,224	100.00%	$2,538	100.00%

	Nine Months Ended September 30,
	2011		2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$754	11.03%	$1,237	14.23%
Time Deposits	3,858	56.41	4,724	54.37
Other Borrowings	2,227	32.56	2,729	31.40
Total Interest Expense	$6,839	100.00%	$8,690	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. In May 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio.  Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million.  This amount has been included in other non-interest income. For the three and nine months ended September 30, 2011, non-interest income amounted to $1.3 million and $44.6 million, or $2.1 million excluding the $42.5 million settlement, respectively, compared to non-interest income of $306,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, OTTI charges on investment securities and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense decreased by $1.6 million to $4.3 million for the quarter ended September 30, 2011 from $5.9 million for the quarter ended September 30, 2010.  The decrease was primarily due to the decrease in other non-interest expenses.

Total non-interest expense decreased by $2.9 million to $13.1 million for the nine months ended September 30, 2011 from $16.0 million for nine months ended September 30, 2010.  The decrease was primarily due to the absence of OTTI charges on investment securities in 2011 compared to the $1.2 million OTTI charge on investment securities recorded in 2010 and the $1.5 million decrease in other non-interest expense during the nine months ended September 30, 2011.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended September 30,
	2011		2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,243	51.66%	$2,388	40.43%
Net Occupancy Expense	921	21.21	534	9.04
Equipment Expense	76	1.75	90	1.52
FDIC Assessment	300	6.91	438	7.42
Data Processing Expense	74	1.70	124	2.10
Other	728	16.77	2,332	39.49
Total Non-Interest Expense	$4,342	100.00%	$5,906	100.00%

	Nine Months Ended September 30,
	2011		2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,077	54.18%	$7,136	44.50%
Net Occupancy Expense	1,986	15.21	1,647	10.27
Equipment Expense	236	1.81	273	1.70
FDIC Assessment	952	7.29	1,374	8.57
Data Processing Expense	335	2.56	376	2.34
Other than temporary impairment charge on securities	—	0.00	1,202	7.50
Other	2,475	18.95	4,028	25.12
Total Non-Interest Expense	$13,061	100.00%	$16,036	100.00%

Provision for Income Tax.  During the three and nine-month periods ended September 30, 2011, the Company recorded income tax expense of $281,000 and $2.4 million, respectively.  In May 2011, the Company received a taxable settlement of $42.5 million and offset this amount by sales of securities that previously had significant OTTI charges.  These sales created a net taxable loss position for the nine months ended September 30, 2011 and therefore increased the Company's net operating loss carryforwards which may be used to offset current federal tax expense.  The tax expense recorded in 2011 mainly relates to changes in deferred taxes.

During the three and nine-month periods ended September 30, 2010 the Company recorded a benefit for income taxes of $1.4 million and $476,000, respectively. During the three and nine-month periods ended September 30, 2010, the Company recorded tax benefits related to certain deferred tax items mainly related to provisions for loan losses which are deferred for tax purposes.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through September 30, 2011, the Company has purchased a total of 1,898,909 shares of its Common Stock.  We did not repurchase shares of the Company's Common Stock during the first three quarters of 2011. At September 30, 2011, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average loans outstanding	$332,246	$379,983	$343,668	$397,356
Allowance at beginning of period	17,730	13,105	16,105	11,416
Charge-offs:
Commercial and other loans	—	—	2	300
Real estate loans	—	—	—	766
Total loans charged-off	—	—	2	1,066
Recoveries:
Commercial and other loans	—	—	27	5
Real estate loans	—	—	—	—
Total loans recovered	—	—	27	5
Net recoveries (charge-offs)	—	—	25	(1,061)
Provision for loan losses charged to operating expenses	—	1,500	1,600	4,250
Allowance at end of period	17,730	14,605	17,730	14,605
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	0.01%	(0.27)%
Allowance as a percent of total loans	5.34%	3.88%	5.34%	2.43%
Total loans at end of period	$331,853	$376,874	$331,853	$376,874

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At September 30, 2011 and December 31, 2010, the Company had loans, net of unearned income, of $331.0 million and $366.3 million, respectively, and an allowance for loan losses of $17.7 million and $16.1 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At September 30, 2011 and December 31, 2010, $21.1 million and $19.3 million, respectively, or 6.4% and 5.3%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At September 30, 2011 and December 31, 2010, $108.0 million and $114.6 million, respectively, or 32.5% and 31.2%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At September 30, 2011, 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans.  At December 31, 2010, approximately 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At September 30, 2011 and December 31, 2010, $202.8 million and $233.3 million, respectively, or 61.1% and 63.5%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At September 30, 2011, the Bank was generally not permitted to make loans to one borrower in excess of approximately $21.1 million, with an additional amount of approximately $14.1 million being permitted if secured by readily marketable collateral.  The Bank was also not permitted to make any single loan in an amount in excess of approximately $21.1 million.  At September 30, 2011, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of September 30, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the Bank's category.

 The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2011 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to Risk-Weighted Assets)
Company	$151,724	36.4%	$33,380	≥8.0%	—	N/A
Bank	140,619	34.4%	32,693	≥8.0%	$40,866	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	146,508	35.1%	16,690	≥4.0%	—	N/A
Bank	135,355	33.1%	16,346	≥4.0%	24,520	≥6.0%
Tier I Capital (to Average Assets)
Company	146,508	16.5%	35,584	≥4.0%	—	N/A
Bank	135,355	15.4%	35,276	≥4.0%	44,096	≥5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $376 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $86.9 million, or 10.2% of total assets at September 30, 2011.  In addition, we have the capacity to borrow up to approximately $269 million from the Federal Reserve Bank and approximately $107 million from the FHLB-NY if the need should arise.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its normal operating expenses and to pay stockholder dividends on its preferred and common stock, when and if declared by the Company's Board of Directors.  On March 31, 2009, the Company announced that it would temporarily suspend its previously announced policy of paying a regular cash dividend on the Company's common stock.  Due to a notification we received from the Federal Reserve Bank of New York restricting the payment of dividends without its consent, we have declared and accrued, but have not paid, the March 31, 2011, June 30, 2011 and September 30, 2011 quarterly dividends on our preferred stock, $3.6 million in the aggregate, and are continuing the suspension of dividends on our common stock.

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank.  At September 30, 2011, the Company had cash of approximately $1.1 million and investment securities with a fair market value of $3.5 million.  However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank in the near future.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, approximately $10.4 million at September 30, 2011, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At September 30, 2011, the Bank had outstanding commitments of approximately $384.2 million; including $7.3 million of borrowings, $4.9 million of operating leases, and $372.1 million of time deposits.  These commitments include $238.1 million that mature or renew within one year, $144.3 million that mature or renew after one year and within three years, $1.8 million that mature or renew after three years and within five years and $15,000 that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of September 30, 2011, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2011, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	November 14, 2011	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.