Form 10-K
period 2011-12-31
BERKSHIRE BANCORP INC /DE/
filed 2012-03-30
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011: $19,449,731.

Number of shares of Common Stock outstanding as of March 23, 2012: 14,443,183.

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

We do not presently have a website. However, as soon as practicable after filing with or furnishing to the SEC, upon request we will provide at no cost, paper or electronic copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. Requests should be directed to:

Berkshire Bancorp Inc.

Investor Relations

160 Broadway, First Floor

New York, NY 10038

Series A Preferred Shares. On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Preferred Stock") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors. Each share of Preferred Stock was entitled to receive non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, and was mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011. Accordingly, on October 31, 2011, all 60,000 outstanding shares of Preferred Stock were mandatorily converted into 7,389,000 shares of the Common Stock, $.10 par value, of the Company at a conversion rate of 123.15 shares of Common Stock for each share of Preferred Stock converted, in accordance with the Certificate of Designation of the Preferred Stock.

Business of the Bank - General. The Bank's principal business consists of gathering deposits from the general public and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank currently operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York and one deposit taking office in Teaneck, NJ. In January 2011, the Company closed the branch that operated in Ridgefield, NJ.

Branch Locations of The Berkshire Bank December 31, 2011
4 East 39th Street New York, NY	2 South Church Street Goshen, NY

5 Broadway New York, NY	214 Harriman Drive Goshen, NY

5010 13th Avenue Brooklyn, NY	80 Route 17M Harriman, NY

1421 Kings Highway Brooklyn, NY	60 Main Street Bloomingburg, NY

4917 16th Avenue Brooklyn, NY	1119 Avenue J Brooklyn, NY

517 Cedar Lane Teaneck, NJ	210 Pinehurst Avenue New York, NY 10033

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

Operating Plan. The Bank's operating plan concentrates on obtaining deposits from a variety of businesses, professionals and retail customers and investing those funds in conservatively underwritten loans. Due to the Bank's underwriting criteria, its deposits have significantly exceeded the level of satisfactory loans available for investment in recent years. Hence, the Bank has invested a portion of its available funds primarily in U.S. Treasury Notes, U.S. Government Agency Securities and mortgage-backed securities.

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

Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has two operating subsidiaries, Berkshire Agency, Inc., a company engaged in the title insurance agency business, and Berkshire 1031 Exchange, LLC, a company that acts as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Code of 1986.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.

Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below.

* Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. The Dodd-Frank Act codifies the source-of-strength doctrine and expands upon the Federal Reserve policy, defining "source of strength" to mean the "ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution." As of January 2012, implementing regulations of the Dodd-Frank Act source of strength provision have not yet been promulgated.

* Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

* The Consumer Financial Protection Bureau ("Bureau"). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

* Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

* Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount to $250,000 for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institutionÆs deposit insurance premiums paid to the Deposit Insurance Fund ("DIF") will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

* Transactions with Affiliates. Under federal law, we are subject to restrictions that limit certain types of transactions between Berkshire and its non-bank affiliates. In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates. Transactions between Berkshire and its non-bank affiliates are required to be on arms length terms. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and "affiliates," as well as an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

* Transactions with Insiders. Under the Dodd-Frank Act, insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, if representing more than 10% of capital, approved by the institution's board of directors.

* Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. Current banking law limits a depository institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

* Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other "covered financial institution" that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

* Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions. All trust preferred securities, or TRUPs, issued by bank holding companies will be excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009. TRUPS issued before May 19, 2010, by a bank holding company with at least $15 billion in assets as of December 31, 2009, will continue to qualify as Tier 1 capital until January 2013, at which time the treatment of TRUPS as Tier 1 capital will be phased out over a 3 year period ending in January, 2016.

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

At December 31, 2011 and 2010, the Company met the definition of a "well capitalized" bank holding company.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance with the MOU. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition. As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank meets the definition of well capitalized for regulatory purposes as of December 31, 2011.

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

The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more. As of December 31, 2011 and 2010, the Bank's Tier I leverage capital ratio was 15.9% and 10.8%, respectively.

The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Tier II capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2011 and 2010, the Bank maintained a 34.8% and 19.8% Tier I risk-based capital ratio and a 36.1% and 21.0% total risk-based capital ratio, respectively.

In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2011 and 2010, the Bank met the definition of a "well capitalized" financial institution.

Community Reinvestment Act. The Bank must, under federal law, meet the credit needs of its community, including low and moderate income segments of its community. The FDIC is required, in connection with its examination of the Bank, to assess whether the Bank has satisfied this requirement. Failure to satisfy this requirement could adversely affect certain applications which the Bank may make, such as branch applications, merger applications, and applications for permission to purchase branches. In the case of the Company, the Federal Reserve will assess the record of each subsidiary bank in considering certain applications made by the Company. The New York Banking Law contains similar provisions applicable to the Bank. As of the most recent Community Reinvestment Act examinations by the FDIC and the NYSDFS, the Bank received "satisfactory" ratings.

Dividends From the Bank to the Company. One source of funds for the Company to pay dividends to its stockholders is dividends from the Bank to the Company. Under the New York Banking Law, the Bank may pay dividends to the Company, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net income in 2011 was $51.6 million and retained net loss in fiscal 2010 was $12.0 million, resulting in an aggregate retained net income of $39.6 million. Therefore, subject to the restraints of the MOU discussed above, the Bank may be able to pay dividends to the Company during fiscal 2012.

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

Transactions With Related Parties. The Company, its direct non-banking subsidiaries, the stockholders who control the Company and other companies controlled by stockholders who control the Company are affiliates, within the meaning of the Federal Reserve Act, of the Bank and its subsidiaries. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the Bank and also limits the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus. Extensions of credit to affiliates must be secured by certain specified collateral, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

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

Enforcement. The FDIC and the NYSDFS have enforcement authority over the Bank. The Superintendent of Financial Services of the NYSDFS (the "Superintendent") may order the Bank to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. If any director or officer of the Bank has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the Bank after having been notified by the Superintendent to discontinue such practices, the Superintendent may remove the individual from office after notice and an opportunity to be heard. The Superintendent also may take over control of the Bank under specified statutory criteria.

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

Insurance of Accounts. Deposit insurance premiums payable to the FDIC are based upon the perceived risk of the institution to the FDIC insurance fund. The FDIC assigns an institution to one of three capital categories: (a) well capitalized, (b) adequately capitalized or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory categories based on an evaluation by the institution's primary federal regulator and information that the FDIC considers relevant to the institution's financial condition and the risk posed to the deposit insurance funds ("DIF"). At present, the Bank pays no deposit insurance premium based upon its risk-based categorization.

The FDIC has raised insurance premiums to cover substantial losses incurred by the DIF due to the bank failures beginning in 2008. As a result, we expect deposit insurance premiums may be higher for the foreseeable future than they have been in the recent past. The Bank's FDIC assessments totalled $1.25 million in fiscal 2011 and $1.65 million in fiscal 2010.

In November 2009, the FDIC adopted a final rule imposing a 13 quarter prepayment of FDIC premiums. The Bank's original prepayment amount totaled $5.59 million which was paid in December 2009. At December 31, 2011, the FDIC prepayment totalled $2.9 million. This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.

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

Personal Holding Company Status. For the fiscal years ended December 31, 2011 and 2010, the Company was deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2011 or 2010. (See Dividends in Item 5).

Employees. On March 23, 2012, the Company had one full time employee and the Bank employed 107 full time and 5 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Our ability to maintain profitability may depend in part on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers. Our business model focuses on using superior customer service to provide traditional banking services to a growing customer base. However, we face substantial competition in all phases of our operations from a variety of different competitors. We encounter competition from other commercial banks, savings and loan associations, mutual savings banks, credit unions and other financial institutions. Our competitors, including credit unions, consumer finance companies, factors, insurance companies and money market mutual funds, compete with lending and deposit-gathering services offered by us. In addition, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that they have not been able or allowed to offer to our customers in the past. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. There is very strong competition for financial services in the New York and New Jersey state areas in which we currently conduct our business. This geographic area includes offices of many of the largest financial institutions in the world. Many of those competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and as a result may offer a broader range of products and services than we do. If we are unable to offer competitive products and services, our earnings may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies like ourselves and on federally insured financial institutions like our banking subsidiary, The Berkshire Bank. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our current primary market area is very competitive, and the level of competition we face may increase further, which may limit our asset growth and profitability.

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

Negative developments in the capital markets during 2008 and 2009 resulted in uncertainty in the financial markets. Although conditions improved somewhat during 2010 and 2011, loan portfolio performances have deteriorated at many institutions, including the Bank, resulting from, among other factors, high unemployment and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies like ours have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. New federal laws such as the Dodd-Frank Act, or new state laws and regulations regarding lending and funding practices and liquidity standards may negatively affect our business. Financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

Changes in interest rates could reduce our income and cash flows.

Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. In addition, there is a risk that certain deposits would not be renewed. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. During 2011, interest rates continued at historic lows, a situation which has negatively affected and continues to negatively affect the yield we achieve on interest-earning assets.

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

As of December 31, 2011 and 2010, we had approximately $415.5 million and $341.9 million in available for sale and held to maturity investment securities, respectively. We may be required to record OTTI charges on our investment securities if they suffer a decline in value that is related to the credit quality of the issue. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. During 2010, we recorded approximately $1.2 million of OTTI charges. While no such OTTI charges were recorded in 2011, there can be no assurances that additional OTTI charges will not be necessary in the future.

We operate in a highly regulated environment; changes in laws and regulations and accounting principles may adversely affect us.

We are subject to extensive state and federal regulation, supervision, and legislation which govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of customers, depositors, and the deposit insurance funds. The impact of any changes to these laws may negatively impact our ability to expand our services and to increase the value of our business. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection, civil rights and other laws, including the Gramm-Leach-Bliley Act, the Bank Secrecy Act, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act and the Real Estate Settlement Procedures Act. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. Any changes to these laws or any applicable accounting principles may negatively impact our results of operations and financial condition.

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition and we do not believe it will have a material adverse effect in the future. As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank meets the definition of well capitalized for regulatory purposes as of December 31, 2011.

The Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010 the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes a new federal Bureau, and requires the Bureau and other federal agencies to implement many new and significant rules and regulations. At this time it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact our results of operations, financial condition or liquidity. See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

We are required to maintain an allowance for loan losses. These reserves are based on management's judgment and may have to be adjusted in the future. Any adjustment to the allowance for loan losses, whether due to regulatory changes, economic conditions or other factors, may affect our financial condition and earnings.

We maintain an allowance for loan losses at a level believed adequate by management to absorb losses specifically identifiable and inherent in the loan portfolio. Our loan customers may fail to repay their loans according to the terms, and the collateral securing the payment of these loans may be insufficient to assure repayment. Such loan losses could have a material adverse effect on our operating results. We make various assumptions, estimates and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we rely on a number of factors, including our own experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary that would have a material adverse effect on our operating results.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial service industry, including the Federal Home Loan Bank of New York (the "FHLB-NY"), commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We depend upon our ability to process, record, and monitor our client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and clients.

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC's, personal computers, and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations.

Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The Company is authorized to issue "Blank Check" Preferred Stock; It may be difficult for a third party to acquire us and this could depress our common stock price.

Under our amended and restated certificate of incorporation, we have authorized 2,000,000 shares of preferred stock, all of which may be issued by the board of directors with terms, rights, preferences and designations as the board of directors may determine and without any vote of the stockholders, unless otherwise required by law. Issuing the preferred stock, depending upon the rights, preferences and designations set by the board of directors, may adversely affect the rights of holders of common stock.

In addition, federal and state banking laws may restrict the ability of the stockholders to approve a merger or business combination or obtain control of the Company. Moreover, one individual owns or controls more than 50% of our outstanding shares. These factors may tend to make it more difficult for stockholders to replace existing management or may prevent stockholders from receiving a premium for their shares of our common stock.

Thin Market for our Common Stock and Other Factors Could Depress our Common Stock Price.

We have authorized 25,000,000 shares of common stock of which 14,443,183 shares are issued and outstanding at December 31, 2011. The price of our common stock may be volatile at times since our common stock is thinly traded and less than 30% of our outstanding shares are owned by non-affiliates. It may be difficult for a stockholder to sell a significant number of shares at a chosen time and/or price or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of the Company's common stock.

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

Virtually all of our real estate loans are secured by real estate in New York. At December 31, 2011, loans secured by real estate, including home equity loans and lines of credit, represented 95% of our total loans. Both nationally and in the States of New York and New Jersey, we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. While we believe that our total non-performing loans as a percentage of total assets are relatively low by industry standards, if loans that are currently performing become non-performing, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. We added approximately $1.6 million and $5.8 million to the allowance for loan losses during the fiscal years ended December 31, 2011 and 2010, respectively.

Our FDIC Premium Could Be Substantially Higher In The Future, Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $1.3 million for 2011 compared to $1.6 million for 2010. See "Insurance of Accounts."

ITEM 1B. Unresolved Staff Comments.

Not Applicable

ITEM 2. Properties.

The following are Berkshire's and the Bank's principal facilities as of March 5, 2012:

		Approximate	Approximate
		Floor Area	Annual Lease
Location	Operations	(Sq. Ft.)	Rent	Expiration
New York, NY	Executive Offices	1,500	$18,000	(1)(3)
New York, NY	Main Bank Office and Bank Branch	9,729	Owned	March 2013
Brooklyn, NY	Bank Branch	4,500	$238,000	March 2016
Brooklyn, NY	Bank Branch	2,866	$96,700	March 2016
Brooklyn, NY	Bank Branch	2,592	$129,200	December 2012
Brooklyn, NY	Bank Branch	1,640	$88,700	June 2015
New York, NY	Bank Branch	9,924	$464,500	June 2016 (2)(3)
New York, NY	Bank Branch	3,300	$72,900	November 2016 (2)(3)
Goshen, NY	Bank Branch	10,680	Owned
Harriman, NY	Bank Branch	1,623	Owned
Bloomingburg, NY	Bank Branch	1,530	$37,000	August 2015
Teaneck, NJ	Bank Branch	2,200	$44,000	June 2014

(1)Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.

(2)Leased from a company affiliated with Mr. Marx, a director of the Company.

(3)Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.

ITEM 3. Legal Proceedings.

In the ordinary course of operations, the Bank is a party to routine litigation involving claims incidental to its banking business. Management believes that no current litigation, threatened or pending, to which we or our assets are a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on our financial condition or results of our operations.

ITEM 4. Mine Safety Disclosures

Not Applicable

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock trades on the Nasdaq Global Market under the symbol BERK. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ.

Fiscal Year Ended December 31, 2010	High	Low
January 1, 2010 to March 31, 2010	$7.17	$5.03
April 1, 2010 to June 30, 2010	6.30	4.58
July 1, 2010 to September 30, 2010	5.47	3.86
October 1, 2010 to December 31, 2010	5.66	3.97

Fiscal Year Ended December 31, 2011	High	Low
January 1, 2011 to March 31, 2011	$8.00	$5.35
April 1, 2011 to June 30, 2011	7.16	5.17
July 1, 2011 to September 30, 2011	7.39	5.98
October 1, 2011 to December 31, 2011	7.98	6.22

As of the close of business on March 22, 2012, there were 752 holders of record of the Company's Common Stock.

Dividends

For the fiscal years ended December 31, 2011 and 2010, the Company was deemed to be a PHC, as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2011 or 2010.

The Board of Directors did not declare or pay cash dividends during the fiscal years ended December 31, 2011 and 2010. The declaration, payment and amount of such dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. From 1990 through December 31, 2011, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal years 2010 and 2011 we did not purchase any shares, and at December 31, 2011 there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6. Selected Financial Data

Not Applicable

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2011 and 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes (Located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

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

Series A Preferred Shares

On October 31, 2008, the Company sold an aggregate of 60,000 shares of its 8% Non-Cumulative Mandatorily Convertible Perpetual Series A Preferred Stock (the "Preferred Stock") at $1,000 per share, or $60 million in the aggregate, to the Company's Chairman of the Board and majority stockholder, and two non-affiliated investors. Each share of Preferred Stock was entitled to receive non-cumulative cash dividends at the rate of 8% per annum, payable quarterly, and was mandatorily convertible into 123.153 shares of our Common Stock on October 31, 2011. Accordingly, on October 31, 2011, all 60,000 outstanding shares of Preferred Stock were mandatorily converted into 7,389,000 shares of the Common Stock, $.10 par value, of the Company at a conversion rate of 123.15 shares of Common Stock for each share of Preferred Stock converted, in accordance with the Certificate of Designation of the Preferred Stock.

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

Discussion of Financial Condition and Results of Operations

Overview

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010. Net income, before dividends on our Series A Preferred Stock and the provision for income taxes, for the year ended December 31, 2011 was $51.7 million, compared to a net loss, before dividends on our Series A Preferred Stock and the benefit from income taxes, of $15.0 million for the year ended December 31, 2010. Net income allocated to common stockholders, after dividends on our Series A Preferred Stock and the provision for income taxes, for the year ended December 31, 2011 was $45.8 million, or $5.51 per common share, compared to a net loss allocated to common stockholders, after dividends on our Series A Preferred Stock and the benefit from income taxes, of $18.3 million, or $2.59 per common share, for the year ended December 31, 2010.

	As of and for the Fiscal Year Ended December 31,
	2011	2010	% Inc/(Dec)
	(In millions, except per share data and percentages and bank branch information)
Total Assets	$862.1	$829.9	4%
Loans, net	299.3	350.2	(15)%
Investment Securities	415.5	341.9	22%
Total Liabilities	746.6	758.3	(2)%
Deposits	658.9	670.1	(2)%
Borrowings	78.8	83.3	(5)%
Stockholders' Equity	115.5	71.6	61%

Total Income	79.4	42.1	89%
Interest Income	34.5	40.0	(14)%
Total Expense	27.7	57.1	(51)%
Interest Expense	8.8	11.1	(21)%
Net Interest Income	25.7	28.9	(11)%
Net Income (Loss) Allocated to Common Stockholders	45.8	(18.3)
Income (Loss) Per Common Share	5.51	(2.59)
Bank Branches	12	13

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)	$339,766	$21,764	6.41%	$390,253	$25,559	6.55%	$448,394	$29,777	6.63%
Investment securities	394,279	12,530	3.18	360,022	14,174	3.94	312,966	15,506	4.95
Other (2)(5)	98,076	241	0.25	69,252	262	0.38	61,496	639	1.04
Total interest-earning assets	832,121	34,535	4.15	819,527	39,995	4.88	822,856	45,922	5.58
Noninterest-earning assets	30,649			58,617			58,828
Total Assets	$862,770			$878,144			$881,684

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	217,004	864	0.40	222,872	1,490	0.67	204,629	2,316	1.13
Time deposits	379,860	5,076	1.34	400,586	6,089	1.52	426,892	9,921	2.32
Other borrowings	80,995	2,907	3.59	90,981	3,508	3.86	115,869	4,866	4.20
Total interest-bearing liabilities	677,859	8,847	1.31	714,439	11,087	1.55	747,390	17,103	2.29

Demand deposits	76,900			69,963			56,544
Noninterest-bearing liabilities	5,786			7,508			8,701
Stockholders' equity (5)	102,225			86,234			69,049

Total liabilities and stockholders' equity	$862,770			$878,144			$881,684

Net interest income		$25,688			$28,908			$28,819

Interest-rate spread (3)			2.84%			3.33%			3.29%

Net interest margin (4)			3.09%			3.53%			3.50%

Ratio of average interest-earning assets to average interest bearing liabilities	1.23			1.15			1.10

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

	Twelve Months Ended December 31, 2011 Versus Twelve Months Ended December 31, 2010 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(546)	$(3,249)	$(3,795)
Investment securities	(2,736)	1,092	(1,644)
Other	(90)	69	(21)
Total	(3,372)	(2,088)	(5,460)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(602)	(24)	(626)
Time deposits	(721)	(292)	(1,013)
Other borrowings	(246)	(355)	(601)
Total	(1,569)	(671)	(2,240)

Net interest income	$(1,803)	$(1,417)	$(3,220)

	Twelve Months Ended December 31, 2010 Versus Twelve Months Ended December 31, 2009 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(359)	$(3,859)	$(4,218)
Investment securities	(3,161)	1,829	(1,332)
Other	(406)	29	(377)
Total	(3,926)	(2,001)	(5,927)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(941)	115	(826)
Time deposits	(3,415)	(417)	(3,832)
Other borrowings	(394)	(964)	(1,358)
Total	(4,750)	(1,266)	(6,016)

Net interest income	$824	$(735)	$89

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

Management performs a monthly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general reserves. Specific reserves are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Except for loans identified as troubled debt restructurings ("TDRs"), the Bank considers its investment in one-to-four family real estate loans and consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment on a collective basis under ASC 310.

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

The majority of our real estate dependent loans are concentrated in the New York City metropolitan area. We do not make adjustments to the appraisals for this concentration. We do not increase the appraised value of any property. Any adjustments we make to the appraisals are to decrease the appraised value due to selling and other holding costs.

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, NYSDFS, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

Results of Operations - Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Net Income (Loss) Allocated to Common Stockholders. Net income allocated to common stockholders for the fiscal year ended December 31, 2011 was $45.8 million, or $5.51 per common share, as compared to a net loss allocated to common stockholders of $18.3 million, or $2.59 per common share, for the fiscal year ended December 31, 2010. The number of common shares outstanding at December 31, 2011 increased by 7,395,000 shares to 14,443,183 shares from 7,048,183 shares outstanding at December 31, 2010, and the average number of common shares outstanding at December 31, 2011 increased by 1,255,118 shares to 8,309,301 shares from 7,054,183 shares at December 31, 2010. The increases were due to the mandatory conversion of our Series A Preferred Stock into common stock on October 31, 2011.

The net income allocated to common stockholders for the fiscal year ended December 31, 2011 was significantly affected by a settlement agreement we entered into in May 2011 with the selling financial institution of the auction rate securities in the Bank's investment portfolio. In January 2009, the Bank filed an arbitration proceeding with the Financial Industry Regulatory Authority against the selling financial institution of the auction rate securities in our investment portfolio. Pursuant to the agreement, in settlement of all claims made by the Bank, the institution paid to the Bank the sum of $42.5 million, or $5.11 per common share.

The net loss allocated to common stockholders for the fiscal year ended December 31, 2010 was primarily due to the write-off of goodwill of $18.5 million, or $2.63 per common share, the other than temporary impairment ("OTTI") charges on securities of $1.2 million, or $0.17 per common share, the loss on the termination of our pension plan of $1.9 million, or $0.27 per common share and dividends on our Series A Preferred Stock of $4.8 million, or $0.68 per common share, partially offset by the benefit for income taxes of $1.5 million, or $0.21 per common share.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products and the strategies employed to manage the interest rate and other risks inherent in the banking business.

Interest Income. Total interest income for the fiscal year ended December 31, 2011 decreased by $5.5 million to $34.5 million from $40.0 million for the fiscal year ended December 31, 2010. The decrease in total interest income in fiscal year 2011 was primarily due to the decrease in the average yields earned on interest-earning assets to 4.15% in fiscal year 2011 from 4.88% in fiscal year 2010, partially offset by the increase in the average amount of interest-earning assets to $832.1 million in fiscal year 2011 from $819.5 million in fiscal year 2010.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2011		Fiscal 2010
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)

Loans	$21,764	63.02%	$25,559	63.90%
Investment Securities	12,530	36.28	14,174	35.44
Other	241	0.70	262	0.66
Total Interest Income	$34,535	100.00%	$39,995	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 40.8% of total average interest-earning assets during fiscal 2011 from 47.6% of total interest-earning assets during fiscal 2010. The average amounts of investment securities increased to 47.4% of total average interest-earning assets during fiscal 2011 from 43.9% of total interest-earning assets during fiscal 2010. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At December 31, 2011, our portfolio of investment securities included approximately $65.7 million at cost of auction rate securities. The fair value of these securities, presently $44.5 million, could be negatively impacted in the future. Were this to occur, we may be required to reflect a write down of these securities in future periods as a charge to earnings if any of these securities are deemed to be other than temporarily impaired. Such impairment charge could be material to our results of operations.

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

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par, therefore, its cost is equivalent to its redemption value. The Bank's ability to dispose of FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At December 31, 2011, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2011 or 2010.

The following table presents the composition of average interest-earning assets for the indicated periods:

	Fiscal 2011		Fiscal 2010
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Loans	$339,766	40.83%	$390,253	47.62%
Investment Securities	394,279	47.38	360,022	43.93
Other	98,076	11.79	69,252	8.45
Total Interest-Earning Assets	$832,121	100.00%	$819,527	100.00%

Interest Expense. Total interest expense for the fiscal year ended December 31, 2011 decreased by $2.3 million to $8.8 million from $11.1 million for the fiscal year ended December 31, 2010. The decrease in total interest expense was due to the $36.6 million decrease in the average amounts of interest-bearing liabilities to $677.8 million during fiscal 2011 from $714.4 million during fiscal 2010 and the decrease in the average rates paid on such liabilities to 1.31% from 1.55% during fiscal years 2011 and 2010, respectively.

The following table presents the composition of interest expense for the indicated periods:

	Fiscal 2011		Fiscal 2010
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$864	9.76%	$1,490	13.44%
Time Deposits	5,076	57.38	6,089	54.92
Other Borrowings	2,907	32.86	3,508	31.64
Total Interest Expense	$8,847	100.00%	$11,087	100.00%

The following table presents the composition of average interest-bearing liabilities for the indicated periods:

	Fiscal 2011		Fiscal 2010
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$217,004	32.01%	$222,872	31.20%
Time Deposits	379,860	56.04	400,586	56.07
Other Borrowings	80,995	11.95	90,981	12.73
Total Interest-Bearing Liabilities	$677,859	100.00%	$714,439	100.00%

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

For the fiscal year ended December 31, 2011, net interest income decreased by $3.2 million to $25.7 million from $28.9 million for the fiscal year ended December 31, 2010. The decrease in net interest income in fiscal 2011 was due to the decrease in interest income discussed above, partially offset by the decrease in the average amount of interest-bearing liabilities, the decrease in interest expense and the decrease in the average rates paid on interest-bearing liabilities as discussed above. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.84% during fiscal 2011 from 3.33% during fiscal 2010.

Net Interest Margin. Net interest margin, or net interest income as a percentage of average interest-earning assets, decreased to 3.09% during fiscal 2011 from 3.53% during fiscal 2010. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin during fiscal 2011 was primarily due to the decrease in the average yields earned on interest-earning assets, partially offset by the decrease in the average rates paid on interest-bearing liabilities.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. In May 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio. Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million which is included in other non-interest income. In April 2011, we sold the property we owned in Ridgefield, New Jersey, a bank branch we closed in fiscal year 2010, for $941,000 and recorded a gain of $490,000 in other non-interest income. For the fiscal year ended December 31, 2011, total non-interest income increased by $42.8 million to $44.9 million from $2.1 million for the fiscal year ended December 31, 2010. The increase was due to the non-recurring items above.

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2011		Fiscal 2010
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)

Service Charges on Deposits	$479	1.07%	$515	24.00%
Investment Securities Gains	1,079	2.40	1,002	46.69
Other	43,335	96.53	629	29.31
Total Non-Interest Income	$44,893	100.00%	$2,146	100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, other operating expenses associated with the day-to-day operations of the Company and OTTI charges on investment securities. For the fiscal year ended December 31, 2011, non-interest expense decreased by $23.0 million to $17.3 million from $40.3 million for the fiscal year ended December 31, 2010. The decrease was primarily due to the following non-recurring items. During the third quarter of fiscal 2010, the Company determined to close its bank branch in Ridgefield, NJ. Based upon an appraisal of the property, we recorded an impairment charge of $380,000 at December 31, 2010. During fiscal 2010 we recorded an OTTI charge of $1.2 million, a $1.9 million loss on the termination of our pension plan and an $18.5 million charge for the impairment of goodwill.

The following table presents the composition of non-interest expense for the indicated periods.

	Fiscal 2011		Fiscal 2010
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)

Salaries and Employee Benefits	$9,517	55.03%	$9,442	23.44%
Net Occupancy Expense	2,545	14.72	2,109	5.24
Equipment Expense	330	1.91	360	0.89
FDIC Assessment	1,252	7.24	1,646	4.09
Data Processing Expense	447	2.58	489	1.21
Other than temporary impairment charges on securities	—	0.00	1,202	2.98
Loss on termination of pension plan	—	0.00	1,871	4.64
Impairment of goodwill	—	0.00	18,549	46.05
Other	3,203	18.52	4,615	11.46
Total Non-Interest Expense	$17,294	100.00%	$40,283	100.00%

Provision for Income Tax. For the fiscal year ended December 31, 2011, the Company recorded a provision for income taxes of $1.9 million. The provision for income taxes relates to the income before taxes and the decrease in the valuation allowance.

For the fiscal year ended December 31, 2010, the Company recorded a benefit for income taxes of $1.5 million. The tax benefit in fiscal 2010 relates to the loss before provision for income taxes and the decrease in the valuation allowance, offset by significant permanent item add backs mainly related to the goodwill write-off.

Investment Activities

General. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. Generally, the Bank does not invest in equity securities. However, the Company does invest in some equity securities. The largest component of the Bank's investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including Freddie Mac, Fannie Mae or the Government National Mortgage Association ("Ginnie Mae"). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. We have no exposure to the sovereign debt of any foreign country. The Bank maintains a portfolio of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

The following is a summary of held to maturity investment securities:

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$298	$1	$(6)	$293

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$319	$1	$(4)	$316

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$340	$—	$(3)	$337

The following is a summary of available-for-sale investment securities:

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	2,284	—	(45)	2,239
Totals	$434,125	$3,504	$(22,459)	$415,170

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

	December 31, 2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,236	$35	$(65)	$50,206
U.S. Government Agencies	76,259	59	(793)	75,525
Mortgage-backed securities	134,810	1,943	(710)	136,043
Corporate notes	19,029	1,011	(2,311)	17,729
Single Issuer Trust Preferred CDO	1,021	—	—	1,021
Pooled Trust Preferred CDO	6,463	—	(6,313)	150
Municipal securities	1,973	198	—	2,171
Auction rate securities	78,895	—	(11,953)	66,942
Marketable equity securities and other	7,648	69	(26)	7,691
Totals	$376,334	$3,315	$(22,171)	$357,478

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at December 31, 2011 and 2010:

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Federal Home Loan Mortgage Corporation Preferred Shares	$—	$—	$693	$1,089
Preferred Shares of Money Center Banks	63,700	42,495	71,300	58,990
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$65,700	$44,495	$73,993	$62,079

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of December 31, 2011 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

The fair value of the auction rate securities is determined by management using a discounted cash flow analysis and by valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of December 31, 2011, there have been more than two failed auctions for all outstanding auction rate securities. Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant. For the public utility debt and equity securities, the security is collateralized by a mutual fund in which the majority of the investments are public utility debt and equity securities. As this fund, as well as other mutual funds for public utilities, has not been severely impacted by the market dislocation, these funds, and consequently our auction rate securities, have continued to perform.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through December 31, 2011, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus, except for the auction rate securities collateralized by the Federal Home Loan Mortgage Corporation Preferred Shares which were sold for a gain of $2.8 million during the quarter ended June 30, 2011.

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

In determining the expected future interest rate, we used the current ARS rate at December 31, 2011 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and we believe that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, we believe that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, we ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as we believe four years from December 31, 2011 would be the earliest that the ARS market may resume the normal auction process.

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

Finally, in determining the discount rate, we reviewed numerous industry rates and determined a separate discount rate for each ARS as follows: We obtained the 10 year credit default swap spread for each of the underlying issuers (we believed that this was the most readily available information that would most closely represent an equivalent yield). We then adjusted this rate by 25 - 50 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from approximately 15 years to 25 years). We then added the 10-year swap rate at December 31, 2011, and finally added 25 or 50 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (25 basis points for securities above investment grade and 50 basis points for securities slightly below investment grade). The final discount rates ranged from 2.5% - 6.7%.

Based on these analyses, the discounted cash flows ranged from a total of approximately $60.6 million to $55.0 million. We believe that of these scenarios, the most likely scenario as of December 31, 2011 is that we will hold these securities to the maturity based on the high interest rates and will receive par. However, we also verified the reasonableness of the value by analyzing receipt of the par value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $55.0 million as compared to $44.5 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $44.5 million. As our current fair value falls below the range of the discounted cash flows analyses performed and lower than the most likely scenarios, we believe that our current fair value is a conservative representation of what a willing market participant would pay for these securities and is an accurate estimate of our ARS fair value at December 31, 2011.

Based upon our methodology for determining the fair value of the auction rate securities, we recorded an OTTI charge of $1.2 million for the year ended December 31, 2010, while no OTTI charge was required for 2011. We concluded that, as of December 31, 2011 and 2010, the unrealized loss for the remainder of the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

At December 31, 2011, we had four auction rate securities totaling $15.3 million which were below investment grade. At December 31, 2010, we had six auction rate securities totaling $21.0 million which were below investment grade.

During the years ended December 31, 2011 and 2010 no auction rate securities were redeemed. During fiscal year 2011, $8.3 million of auction rate securities were sold with a net gain of $2.8 million recognized on the sale. During fiscal year 2010, $3.7 million of auction rate securities were sold at auction with no gain or loss recognized on the sale.

At December 31, 2010, we had a trust preferred security issued by a non-registrant regional bank with an amortized cost of $1.0 million (after OTTI charges) and a fair value of $1.3 million. When this asset was acquired it was an investment grade security that subsequently deteriorated to a non-rated security. We sold the security during fiscal year 2011 and recognized a gain of $510,000 on the sale.

At December 31, 2010, we had one pooled trust preferred CDO ("TPCDO") with an amortized cost of $6.5 million (after OTTI charges) and a fair value of $459,000. We owned a Class B tranche of the TPCDO, which was considered below investment grade at December 31, 2010. We sold the security during fiscal year 2011 and recognized a loss of $4.2 million on the sale.

Based upon the discounted cash flow analysis performed, there was no credit related OTTI for the years ended December 31, 2011 and 2010.

The table below reflects the amount of single issue debt securities below investment grade and the lowest rating by security type at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Auction Rate Securities:
Money Center Banks	$26,000	$15,293	$(10,707)	Ba3

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

The below investment grade Federal Home Loan Mortgage Corporation auction rate securities were comprised of two securities. The below investment grade auction rate securities collateralized by preferred shares of money center banks consisted of four securities, from two original issuers. In the first quarter of 2009, one of the issuers was acquired by the other.

The below investment grade for the student lender was one factor evaluated in determining whether it was appropriate to recognize OTTI. We also considered and evaluated analysis prepared by two independent third party analysts and the financial data of the issuer. The financial factors we evaluated included but are not limited to, net income, return on assets, increased cash and cash equivalents, increased originations, and the amount of debt included in current liabilities. We also considered the effects of the student loan overhaul included in the Health Care legislation signed by President Obama in March 2010 which will eliminate the student lender's ability to originate new student loans. Management believes this security has a fair value below cost due to the weak economic environment, high unemployment, slow salary growth, and high consumer debt which has adversely affected income generation of the borrowers. As a result, student loans have exhibited increased delinquency and defaults. The student lender bond the Company owns was purchased in 2004 prior to the current credit crisis and for which the underlying loans are guaranteed by the Federal Government at 98%. Based upon the entirety of the evidence of the student lender corporate bond outlined above, management concluded that OTTI was not appropriate and that the unrealized loss was due to market factors.

At December 31, 2011 and 2010, all other single issuer debt securities had a credit rating of investment grade.

At December 31, 2011, the Company owned $83,000, at cost, of preferred stocks with a fair market value of $38,000. The fair market value was determined by quoted market prices. In order to determine whether an OTTI charge should be recognized, we evaluate the length of time and the extent to which the fair value is below cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the equity security to allow for recovery. Accordingly, no OTTI was recognized on the unrealized loss of $45,000.

At December 31, 2010, the Company owned preferred and common stock (collectively "equities"). The fair value of the equities was determined by quoted market prices; unrealized gain or loss was determined by comparing the cost of the equity to its fair value.

The table below details certain information related to the equity securities as of December 31, 2011 and 2010 (in thousands):

		December 31, 2011
	Industry	Cost	Fair Value	Unrealized Gain (Loss)
Preferred	Airline	$61	$13	$(48)
	Other	22	25	3

		December 31, 2010
	Industry	Cost	Fair Value	Unrealized Gain (Loss)

Common	Telecommunications	$91	$113	$22
	Airline	862	1,049	187

Preferred	Airline	61	73	12
	Flooring and other	33	38	5
	Mining	27	118	91

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$22,791	$33	$293	$6	$23,084	$39
Mortgage-backed securities	28,957	117	8,118	323	37,075	440
Corporate notes	1,244	15	3,954	34	5,198	49
Auction rate securities	—	—	42,495	21,205	42,495	21,205
Marketable equity securities and other	—	—	39	45	39	45
Municipal securities	1,995	687	—	—	1,995	687
Total temporarily impaired securities	$54,987	$852	$54,899	$21,613	$109,886	$22,465

The Company had a total of 43 debt securities with a fair market value of $67.4 million which were temporarily impaired at December 31, 2011. The total unrealized loss on these securities was $1.2 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 1 equity security with a fair market value of $39,000 with an unrealized loss of $45,000. The remaining unrealized loss of $21.2 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 11.7% of total assets at December 31, 2011. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

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

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2011 and 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$81,847	$82,000	$—	$—
Due after one through five years	58,182	58,596	—	—
Due after five through ten years	41,987	42,594	—	—
Due after ten years	184,125	185,246	298	293
Auction rate securities	65,700	44,495	—	—
Marketable equity securities and other	2,284	2,239	—	—
Totals	$434,125	$415,170	$298	$293

	December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$41,736	$41,805	$—	$—
Due after one through five years	37,074	36,812	—	—
Due after five through ten years	39,515	40,114	—	—
Due after ten years	161,770	157,628	319	316
Auction rate securities	73,993	62,079	—	—
Marketable equity securities and other	2,810	3,126	—	—
Totals	$356,898	$341,564	$319	$316

Gross gains realized on the sales of investment securities for the years ended December 31, 2011 and 2010 were approximately $7,637,000 and $1,224,000, respectively. Gross losses were approximately $6,558,000 and $222,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we sold single issuer trust preferred securities, pooled trust CDO’s, auction rate securities and certain corporate notes. During the year ended December 31, 2010, we sold money center bank auction rate securities and certain corporate notes.

At both December 31, 2011 and 2010, securities sold under agreements to repurchase with a book value of approximately $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $55.6 million and $57.8 million, respectively. As of December 31, 2011 and 2010, we did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2011		2010
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$80,072	$80,213	$50,015	$50,076
U.S. Government Agencies	130,389	130,866	88,469	87,527
Mortgage-backed securities	140,049	142,359	117,724	121,137
Corporate notes	12,949	13,003	13,773	13,178
Single Issuer Trust Preferred CDO	—	—	1,023	1,294
Pooled Trust Preferred CDO	—	—	6,459	459
Municipal securities	2,682	1,995	2,632	2,688
Auction rate securities	65,700	44,495	73,993	62,079
Marketable equity securities and other	2,284	2,239	2,810	3,126
Total	$434,125	$415,170	$356,898	$341,564

Held-To-Maturity
U.S. Government Agencies	$298	$293	$319	$316

The following tables summarize the Company's available-for-sale and held- to-maturity securities:

	December 31, 2011
	Weighted Average Yield	Cost	Fair Value
	(Dollars in thousands)
Available-For-Sale
U.S. Treasury Notes
Due within one year	0.48%	$80,072	$80,213

		80,072	80,213
U.S. Government Agencies Obligations
Due after one year through five years	1.46	48,213	48,416
Due after five years through ten years	2.60	37,266	37,445
Due after ten years	2.83	44,910	45,005
		130,389	130,866
Municipal Obligations
Due after ten years	6.92	2,682	1,995
		2,682	1,995
Mortgage-backed securities
Due after one year through five years	4.61	2,489	2,625
Due after five years through ten years	4.62	4,721	5,149
Due after ten years	4.04	132,839	134,585
		140,049	142,359
Corporate Notes
Due within one year	5.47	1,314	1,318
Due after one year through five years	3.70	7,941	8,025
Due after ten years	7.28	3,694	3,660
		12,949	13,003
Auction rate and other securities
Common Stocks	2.25	80	80
Preferred Stocks	10.84	83	38
Auction Rate Securities	4.40	65,700	44,495
Money market funds	0.25	1,015	1,015
Federal Home Loan Bank Stock	1.09	1,106	1,106
		67,984	46,734
		$434,125	$415,170
Held-To-Maturity
U.S. Government Agencies Obligations
Due after ten years	6.54	298	293
		$298	$293

Federal Home Loan Bank Stock. The Bank owns stock of the FHLB-NY which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings. The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value. The Bank's ability to dispose of FHLBNY shares is dependent upon the redemption practices of the FHLB-NY. At December 31, 2011, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2011 or 2010.

Loan Portfolio

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2011 and 2010, the Company had total loans, net of unearned income of $317.0 million and $366.3 million, respectively, and an allowance for loan losses of $17.7 million and $16.1 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At December 31, 2011 and 2010, approximately $15.6 million and $19.3 million, respectively, or 4.9% and 5.3%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2011 and 2010, approximately $104.9 million and $114.6 million, respectively, or 33.0% and 31.2%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At both December 31, 2011 and 2010, approximately 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 86% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At December 31, 2011 and 2010, approximately $197.2 million and $233.3 million, respectively, or 62.1% and 63.5%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At December 31, 2011, the Bank was generally not permitted to make loans to one borrower in excess of approximately $21.6 million, with an additional amount of approximately $14.4 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single loan in an amount in excess of approximately $21.6 million. At December 31, 2011, the Bank was in compliance with these standards.

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

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated. (dollars in thousands):

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial and finance leases	$15,660	4.9%	$19,321	5.3%	$50,672	11.7%	$68,148	14.6%	$76,132	17.4%
Secured by real estate
Residential	104,854	33.0	114,594	31.2	129,925	30.1	140,150	30.0	142,140	32.6
Multi family	12,169	3.8	5,865	1.6	7,432	1.7	4,031	0.9	3,506	0.8
Commercial real estate and construction	183,819	57.9	226,667	61.7	242,927	56.4	254,831	54.4	212,850	48.8
Consumer	1,240	0.4	795	0.2	396	0.1	460	0.1	1,691	0.4

Total loans	317,742	100.0%	367,242	100.0%	431,352	100.0%	467,890	100.0%	436,319	100.0%

Less: Allowance for loan losses	(17,720)		(16,105)		(11,416)		(9,204)		(4,183)
Deferred loan fees	(721)		(937)		(1,003)		(1,137)		(1,534)
Loans, net	$299,301		$350,200		$418,933		$457,549		$430,602

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. The Bank had no foreclosed real estate during these periods.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Nonaccrual loans:
Commercial and industrial and finance leases	$122	$137	$1,700	$—	$—
Consumer	—	—	—	—	—
Residential real estate	525	1,380	12,210	130	153
Total nonaccrual loans	647	1,517	13,910	130	153
Accruing loans delinquent 90 days or more	—	495	—	99	314
Total nonperforming loans	$647	$2,012	$13,910	$229	$467
Total nonperforming loans to total assets	0.08%	0.23%	1.54%	.02%	.04%

Average impaired loans for the twelve months ended December 31, 2011 and 2010 were approximately $20.2 million and $5.9 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $70,000 and $325,000, respectively.

The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated. (dollars in thousands):

	December 31, 2011
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and industrial and finance leases	$1,076	6.1%	4.9%
Secured by real estate
Residential	6,490	36.6	33.0
Multi family	411	2.3	3.8
Commercial real estate and construction	8,466	47.8	57.9
Consumer and other	53	0.3	0.4
General allowance (1)	1,224	6.9
Total allowance for loan losses	$17,720	100.0%	100.0%

(1)The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2010
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and industrial and finance leases	$836	5.2%	5.3%
Secured by real estate
Residential	2,066	12.8	31.2
Multi family	147	0.9	1.6
Commercial real estate and construction	11,403	70.8	61.7
Consumer and other	25	0.2	0.2
General allowance (1)	1,627	10.1
Total allowance for loan losses	$16,105	100.0%	100.0%

(1)The allowance for loan losses is allocated to specific loans as necessary.

The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

	December 31, 2011
	Within 1 Year	1 to 5 Years	After 5 Years	Total
	(In thousands)
Fixed Rate
Commercial and industrial and finance leases	$2,363	$5,596	$731	$8,690
Commercial real estate and construction	32,134	15,799	39,118	87,051

Total fixed rate	$34,497	$21,395	$39,849	$95,741

Adjustable Rate
Commercial and industrial and finance leases	3,901	3,069	—	6,970
Commercial real estate and construction	6,387	45,425	44,956	96,768

Total adjustable rate	$10,288	$48,494	$44,956	$103,738
Total	$44,785	$69,889	$84,805	$199,479

Demand loans, loans with no stated maturity, are included in the table above in the Within One Year category.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Average loans outstanding	$339,766	$390,253	$448,394	$461,678	$389,520
Allowance at beginning of period	16,105	11,416	9,204	4,183	3,771
Charge-offs:
Commercial and other loans	12	300	1,169	1	—
Real estate loans	—	767	6,025	—	—
Total loans charged-off	12	1,066	7,194	1	—
Recoveries:
Commercial and other loans	27	5	106	118	57
Real estate loans	—	—	—	—	—
Total loans recovered	27	5	106	118	57
Net recoveries (charge-offs)	15	(1,061)	(7,088)	117	57
Provision for loan losses charged to operating expenses	1,600	5,750	9,300	4,904	355

Allowance at end of period	$17,720	$16,105	$11,416	$9,204	$4,183
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	(0.27)%	(1.58)%	.03%	.01%
Allowance as a percent of total loans	5.58%	4.39%	2.65%	1.97%	0.96%
Total loans at end of period	$317,742	$367,242	$431,352	$467,890	$436,319

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

The following table summarizes the composition of the average balances of major deposit categories:

	December 31,
	2011		2010		2009
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$76,900	—	$69,963	—	$56,544	—
NOW and money market	25,688	0.36%	26,274	0.30%	23,900	0.31%
Savings deposits	191,316	0.40	196,598	0.71	180,729	1.24
Time deposits	379,860	1.34	400,586	1.52	426,892	2.32
Total deposits	$673,764	0.87%	$693,421	1.09%	$688,065	1.78%

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $176.7 million and $179.1 million at December 31, 2011 and 2010, respectively.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
3 months or less	$35,513	$45,608
Over 3 months but within 6 months	22,374	55,736
Over 6 months but within 12 months	81,675	32,382
Over 12 months	37,172	45,330
Total	$176,734	$179,056

It has been the Bank's experience that the majority of these certificates will renew.

Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$50,000	$50,000
Average balance during the year	$50,000	$50,000	$56,436
Maximum month-end balance	$50,000	$50,000	$57,000
Weighted average rate during the year	3.57%	4.02%	4.08%
Rate at December 31	3.51%	3.97%	4.02%

Capital Resources and Liquidity

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $412.7 million is available from the Federal Reserve Bank and the FHLBNY.

The ongoing uncertainties in the credit markets have negatively impacted our ability to liquidate, if necessary, investments in auction rate securities. We are not certain as to when the liquidity issues relating to these investments will improve; however, we have the intent to hold these available for sale securities to maturity, and do not believe we will be required to sell these securities prior to maturity.

No auction rate securities came due during the years ended December 31, 2011 and 2010. During the year ended December 31, 2011, we sold a single issuer trust preferred, a pooled trust preferred CDO and $8.3 million of auction rate securities, realizing an aggregate loss of $2.3 million. During the year ended December 31, 2010, $3.7 million of auction rate securities were sold at auction with no gain or loss recognized.

At December 31, 2011, our portfolio of investment securities included $2.6 million, at cost, of municipal securities for which an OTTI charge has not been recorded in our financial statements. The fair value of these securities, presently $2.0 million, may be negatively impacted in the future.

At December 31, 2011 and 2010, our portfolio of investment securities included $65.7 million and $74.0 million at cost, respectively, of auction rate securities for which an OTTI charge has not been recorded in our financial statements. The fair value of these securities, $44.5 million and $62.1 million at December 31, 2011 and 2010, respectively, may be negatively impacted in the future.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and municipal securities to affect our capital, liquidity or our ability to execute our current business plan. We have cash and cash equivalents totaling $101.0 million, or 11.7% of total assets at December 31, 2011.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its normal operating expenses and to pay stockholder dividends on its common stock, when and if declared by the Company's Board of Directors. On March 31, 2009, the Company announced that it would temporarily suspend its previously announced policy of paying a regular cash dividend on the Company's common stock. Due to a notification we received from the Federal Reserve Bank of New York restricting the payment of dividends without its consent, we have declared and accrued, but have not paid $4.0 million of dividends on our preferred stock through October 31, 2011, the date on which the preferred stock was converted into common stock, and are continuing the suspension of dividends on our common stock.

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At December 31, 2011, the Company had cash of approximately $731,000 and investment securities with a fair market value of $2.8 million. However, the payment of dividends on its common stock, when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

Contingent Liabilities and Commitments

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. See Note M - Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk - to the Consolidated Financial Statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2011.

	Expiration By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Lines of Credit	$9,707	$5,972	$937	$1,059	$1,739
Standby Letters of Credit	491	491	—	—	—
Loan Commitments	1,218	1,218	—	—	—

Total	$11,416	$7,681	$937	$1,059	$1,739

Contractual Obligations

The following table presents the Company's contractual obligations at December 31, 2011.

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings	$6,139	$789	$5,350	$—	$—
Operating Leases	4,597	1,135	3,049	413	—
Time Deposits	369,259	294,883	74,374	2	—
Total Contractual Obligations	$379,995	$296,807	$82,773	$415	$—

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at December 31, 2011 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total	Fair Value
Federal funds sold	—				—
(Rate)
Interest bearing deposits in banks	88,931	—	—	—	88,931	88,931
(Rate)	0.28%				0.28%
Loans (1)(2)
Adjustable rate loans	28,779	30,037	35,797	26,710	121,323	129,714
(Rate)	5.87%	5.87%	6.40%	5.98%	6.05%
Fixed rate loans	10,389	25,163	12,809	148,058	196,419	196,795
(Rate)	6.93%	6.09%	6.31%	6.02%	6.10%
Total loans	39,168	55,200	48,606	174,768	317,742	326,509
Investments (3)(4)	67,404	81,607	11,158	274,254	434,423	415,463
(Rate)	4.42%	0.53%	2.81%	3.28%	2.93%
Total rate-sensitive assets	195,503	136,807	59,764	449,022	841,096
Deposit accounts (5)
Savings and NOW	207,269	—	—	—	207,269	207,269
(Rate)	0.24%				0.24%
Money market	8,291	—	—	—	8,291	8,291
(Rate)	0.25%				0.25%
Time Deposits	73,419	221,462	74,376	2	369,259	361,630
(Rate)	1.10%	1.15%	1.71%	1.00%	1.25%
Total deposit accounts	288,979	221,462	74,376	2	584,819
Repurchase Agreements	—	5,000	45,000	—	50,000	52,432
(Rate)		4.68%	3.38%		3.51%
Other borrowings	—	789	5,350	22,681	28,820	28,937
(Rate)		4.83%	3.66%	2.95%	3.41%
Total rate-sensitive liabilities	288,979	227,251	124,726	22,683	663,639
Interest rate caps	40,000	—	(40,000)	—	—
Gap (repricing differences)	(133,476)	(90,444)	(24,962)	426,339	177,457
Cumulative Gap	(133,476)	(223,920)	(248,882)	177,457
Cumulative Gap to Total Rate Sensitive Assets	(15.87)%	(26.62)%	(29.59)%	21.10%

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

Section 302 of SOX requires the CEOs and CFOs of the Company to, among other matters, (i) certify that the annual and quarterly reports filed with the Securities and Exchange Commission are accurate and (ii) acknowledge that they are responsible for establishing, maintaining and periodically evaluating the effectiveness of the disclosure controls and procedures. Section 404 of SOX requires management to (i) report on internal control over financial reporting, (ii) assess the effectiveness of such internal controls, and (iii) obtain an external auditor's report on management's assessment of its internal control.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Bancorp Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

March 30, 2012

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$12,105	$4,920
Interest bearing deposits	88,931	74,197
Total cash and cash equivalents	101,036	79,117
Investment Securities:
Available-for-sale	415,170	341,564
Held-to-maturity, fair value of $293 in 2011 and $316 in 2010	298	319
Total investment securities	415,468	341,883
Loans, net of unearned income	317,021	366,305
Less: allowance for loan losses	(17,720)	(16,105)
Net loans	299,301	350,200
Accrued interest receivable	3,224	3,578
Premises and equipment, net	7,474	7,815
Other receivable	—	10,047
Other assets	35,626	37,257
Total assets	$862,129	$829,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$74,073	$73,609
Interest bearing	584,819	596,527
Total deposits	658,892	670,136
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	6,139	10,657
Subordinated debt	22,681	22,681
Accrued interest payable	6,996	2,743
Other liabilities	1,893	2,047
Total liabilities	746,601	758,264

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — December 31, 2011, 0 shares December 31, 2010, 60,000 shares	—	1
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 14,443,183 shares Outstanding — December 31, 2011, 14,443,183 shares December 31, 2010, 7,054,183 shares	1,444	770
Additional paid-in capital	143,900	150,985
Accumulated Deficit	(19,299)	(65,123)
Accumulated other comprehensive loss, net	(10,517)	(8,589)
Treasury Stock at cost December 31, 2011, 0 shares December 31, 2010, 644,102 shares	—	(6,411)
Total stockholders' equity	115,528	71,633
Total liabilities and stockholders' equity	$862,129	$829,897

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	For The Years Ended December 31,
	2011	2010
INTEREST INCOME
Loans, including related fees	$21,764	$25,559
Investment securities	12,530	14,174
Interest bearing deposits	241	262
Total interest income	34,535	39,995
INTEREST EXPENSE
Deposits	5,940	7,579
Securities sold under agreements to repurchase	1,925	2,012
Interest expense on borrowings	982	1,496
Total interest expense	8,847	11,087
Net interest income	25,688	28,908
PROVISION FOR LOAN LOSSES	1,600	5,750
Net interest income after provision for loan losses	24,088	23,158
NON-INTEREST INCOME
Service charges on deposit accounts	479	515
Investment securities gains	1,079	1,002
Other income	43,335	629
Total non-interest income	44,893	2,146
NON-INTEREST EXPENSE
Total other than temporary impairment ("OTTI") charges on securities	—	1,202
Less non-credit portion of OTTI recorded in Accumulated other comprehensive loss	—	—
Net OTTI recognized in earnings	—	1,202
Salaries and employee benefits	9,517	9,442
Net occupancy expense	2,545	2,109
Equipment expense	330	360
FDIC assessment	1,252	1,646
Data processing expense	447	489
Loss on termination of pension plan	—	1,871
Write-off goodwill	—	18,549
Other	3,203	4,615
Total non-interest expense	17,294	40,283
Income (loss) before provision for income taxes	51,687	(14,979)
Provision (benefit) for income taxes	1,863	(1,489)
Net income (loss)	$49,824	$(13,490)
Dividends on preferred stock	4,000	4,800
Income (loss) allocated to common stockholders	$45,824	$(18,290)
Net income (loss) per common share:
Basic	$5.51	$(2.59)
Diluted	$5.51	$(2.59)
Number of shares used to compute net income (loss) per common share:
Basic	8,309	7,054
Diluted	8,309	7,054
Dividends per common share	$—	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2011	2010
Net earnings (losses)	$49,824	$(13,490)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes (benefits) of $(2,005) and $3,045, respectively	(2,575)	4,567
Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes (benefits) of $432 and $(80), respectively	647	120

Other comprehensive income (loss)	$(1,928)	$4,687

Comprehensive income (loss)	$47,896	$(8,803)

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

and COMPREHENSIVE INCOME (LOSS)

For The Years Ended December 31, 2011 and 2010

(In Thousands)

	Common Shares	Preferred Shares	Common Stock Par value	Preferred Stock Par value	Additional paid-in capital	Accumulated other comprehensive (loss) net	Retained Earnings (Accumulated deficit)	Treasury stock	Total stockholders' equity
Balance at January 1, 2010	7,698	60	$770	$1	$150,985	$(13,276)	$(46,833)	$(6,411)	$85,236
Net loss							(13,490)		(13,490)
Other comprehensive income net of taxes						4,687			4,687
Cash dividends - Preferred Stock							(4,800)		(4,800)
Balance at December 31, 2010	7,698	60	770	1	150,985	(8,589)	(65,123)	(6,411)	71,633
Net income							49,824		49,824
Other comprehensive (loss) net of taxes						(1,928)			(1,928)
Conversion of Preferred Stock into Common Stock	6,745	(60)	674	(1)	(7,085)			6,411	(1)
Cash dividends - Preferred Stock							(4,000)		(4,000)
Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—	$115,528

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,824	$(13,490)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gains) on investment securities	(1,079)	(1,002)
Gain on sale of foreclosed real estate	—	(229)
Other than temporary impairment charges on securities	—	1,202
Net amortization of premiums of investment securities	1,454	2,182
Depreciation and amortization	487	513
Provision for loan losses	1,600	5,750
Loss on termination of pension plan	—	1,871
Write-off of goodwill	—	18,549

CHANGES IN ASSETS AND LIABILITIES:
Decrease in accrued interest receivable	354	675
Decrease (increase) in other assets	11,678	(6,925)
Increase (decrease) in accrued interest payable and other liabilities	99	(3,983)

Net cash provided by operating activities	64,417	5,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
Purchases	(451,321)	(234,561)
Sales, maturities and calls	375,411	252,780
Investment securities held to maturity
Payments	21	21
Net decrease in loans	49,299	50,664
Proceeds from sale of foreclosed real estate	—	12,548
(Acquisition) sale of premises and equipment	(146)	204

Net cash (used in) provided by investing activities	(26,736)	81,656

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest bearing deposits	464	10,739
Net decrease in interest bearing deposits	(11,708)	(54,047)
Repayment of borrowings	(4,518)	(20,347)
Dividends paid on preferred stock	—	(4,800)

Net cash (used in) financing activities	(15,762)	(68,455)
Net increase in cash and cash equivalents	21,919	18,314
Cash and cash equivalents at beginning of year	$79,117	$60,803
Cash and cash equivalents at end of year	$101,036	$79,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash used to pay interest	$4,594	$11,922
Cash used to pay income taxes, net of refunds	$(151)	$(1,080)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Trade date securities receivable	$(10,047)	$10,047
Transfer from loans to real estate owned	$—	$12,318
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Dividends declared and not paid	$4,000	$—

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Bank was established in 1989 to provide highly personalized services to high net worth individuals and to small and mid-sized commercial businesses primarily from the New York City metropolitan area. The Bank's main office and branch is in mid-town Manhattan. The Bank has two other branches in Manhattan, four branches in Brooklyn, New York, four branches in Orange and Sullivan Counties in New York State, and a branch in Teaneck, New Jersey.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance with the MOU. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition. As set forth in "Management's Discussion and Analysis of Financial Condition And Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank has been notified by the regulators that it is well capitalized for regulatory purposes as of December 31, 2011.

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

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, carrying value of investments designated as available for sale, and deferred tax assets and liabilities. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, NYSDFS, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

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

The Company, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of FASB ASC 815, "Derivatives and Hedging Activities", on January 1, 2009. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income. At both December 31, 2011 and 2010, the Company had notional amounts of $40.0 million outstanding.

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

9.	Net Earnings/Loss Per Share

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

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or cash balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances was approximately $3,055,000 and $4,737,000 at December 31, 2011 and 2010, respectively.

12.	Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLBNY") to maintain an investment in FHLBNY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value. At December 31, 2011 and 2010, management does not believe this asset is impaired.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C - INVESTMENT SECURITIES

The following is a summary of held to maturity investment securities:

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$298	$1	$(6)	$293

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$319	$1	$(4)	$316

The following is a summary of available-for-sale investment securities:

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	2,284	—	(45)	2,239
Totals	$434,125	$3,504	$(22,459)	$415,170

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C - (continued)

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

The following table shows the outstanding auction rate securities at December 31, 2011 and 2010:

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal Home Loan Mortgage Corporation Preferred Shares	$—	$—	$693	$1,089
Preferred Shares of Money Center Banks	63,700	42,495	71,300	58,990
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000

Totals	$65,700	$44,495	$73,993	$62,074

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2011 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Government Agencies	$22,791	$33	$293	$6	$23,084	$39
Mortgage-backed securities	28,957	117	8,118	323	37,075	440
Corporate notes	1,244	15	3,954	34	5,198	49
Auction rate securities	—	—	42,495	21,205	42,495	21,205
Marketable equity securities and other	—	—	39	45	39	45
Municipal securities	1,995	687	—	—	1,995	687
Total temporarily impaired securities	$54,987	$852	$54,899	$21,613	$109,886	$22,465

The Company had a total of 42 debt securities with a fair market value of $67.1 million which were temporarily impaired at December 31, 2011. The total unrealized loss on these securities was $1.2 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 1 equity security with a fair market value of $39,000 with an unrealized loss of $45,000. The remaining unrealized loss of $21.2 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 11.7% of total assets at December 31, 2011. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$81,847	$82,000	$—	$—
Due after one through five years	58,182	58,596	—	—
Due after five through ten years	41,987	42,594	—	—
Due after ten years	184,125	185,246	298	293
Auction rate securities	65,700	44,495	—	—
Marketable equity securities and other	2,284	2,239	—	—
Totals	$434,125	$415,170	$298	$293

Gross gains realized on the sales of investment securities for the years ended December 31, 2011 and 2010 were approximately $7,637,000 and $1,224,000, respectively. Gross losses were approximately $6,558,000 and $222,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we sold single issuer trust preferred securities, pooled trust CDO’s, auction rate securities and certain corporate notes. During the year ended December 31, 2010, we sold certain money center auction rate securities and certain corporate notes.

At both December 31, 2011 and 2010, securities sold under agreements to repurchase with a book value of approximately $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $55.6 million and $57.8 million, respectively. As of December 31, 2011 and 2010, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - LOANS

Major classifications of loans are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Commercial and Industrial and Finance Leases	$15,660	$19,321
Secured by Real Estate
Residential	104,854	114,594
Multi family	12,169	5,865
Commercial Real Estate and Construction	183,819	226,667
Consumer	1,240	795
	317,742	367,242
Deferred loan fees	(721)	(937)
Allowance for loan losses	(17,720)	(16,105)
	$299,301	$350,200

Changes in the allowance for loan losses are as follows:

	For The Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$16,105	$11,416
Provision charged to operations	1,600	5,750
Loans charged off	(12)	(1,066)
Recoveries	27	5

Balance at end of year	$17,720	$16,105

The Bank had $647,000 and $1.5 million of non-accrual loans as of December 31, 2011 and 2010, respectively, and no loans loans delinquent more than ninety days and still accruing interest at December 31, 2011 compared to $495,000 at December 31, 2010. The Bank classified the non-accrual loans as impaired loans at both December 31, 2011 and 2010. However, no specific reserves for impaired loans was made because the collateral underlying the non-accrual loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 1.25% of risk-weighted assets or approximately $5.2 million and $5.8 million at December 31, 2011 and 2010, respectively.

Average impaired loans for the twelve months ended December 31, 2011 and 2010 were approximately $20.2 million and $5.9 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $70,000 and $325,000, respectively.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2011

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Charge-offs	(12)								(12)
Recoveries	27								27
Provision	518	(753)	(2,175)	264	4,424	28	(293)	(413)	1,600
Ending balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720

Financing Receivables:
Ending balance	$11,006	$169,015	$14,804	$12,169	$104,854	$1,240	$4,654	$0	$317,742
Ending balance: individually evaluated for impairment	$122	$23,343	$0	$0	$1,566	$0	$0	$0	$25,031
Ending balance: collectively evaluated for impairment	$10,884	$145,672	$14,804	$12,169	$103,288	$1,240	$4,654	$0	$292,711

The Company believes the unallocated amount included in the allowance for credit losses is appropriate given the nature of the portfolio with the size of individual loans and the current economy's impact on the real estate market. The Company will continue to closely monitor the environment and loan portfolio and make adjustments when appropriate.

Among the loans reviewed for impairment, $2.4 million of residential loans and $1.3 million of commercial real estate loans were identified as troubled debt restructurings ("TDRs"). TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties. Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2010

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,349	$2,592	$3,211	$30	$763	$57	$115	$3,299	$11,416
Charge-offs	(300)	(766)				(1)			(1,067)
Recoveries	6								6
Provision	(638)	6,784	(427)	117	1,303	(31)	304	(1,662)	5,750
Ending balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$16,105

Financing Receivables:
Ending balance	$10,498	$193,500	$33,167	$5,865	$114,594	$795	$8,823	$0	$367,242
Ending balance: individually evaluated for impairment	$0	$816	$0	$0	$1,998	$0	$0	$0	$2,814
Ending balance: collectively evaluated for impairment	$10,498	$192,684	$33,167	$5,865	$112,596	$795	$8,823	$0	$364,428

The $2.0 million of residential impaired loans were identified as TDRs. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Age Analysis of Past Due Loans

As of December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$11	$—	$122	$133	$10,873	$11,006	$—
Construction	—	—	—	—	14,804	14,804	—
Commercial real estate	21	—	—	21	168,994	169,015	—
Consumer	—	—	—	—	778	778	—
Overdrafts	—	—	—	—	462	462	—
Residential - prime	63	—	525	588	104,266	104,854	—
Residential - multi family	—	—	—	—	12,169	12,169	—
Finance leases	—	—	—	—	4,654	4,654	—
Total	$95	$—	$647	$742	$317,000	$317,742	$—

Age Analysis of Past Due Loans

As of December 31, 2010

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$251	$—	$166	$417	$10,081	$10,498	$29
Construction	900	—	—	900	32,267	33,167	—
Commercial real estate	1,356	2,000	—	3,356	190,144	193,500	—
Consumer	—	—	15	15	780	795	11
Residential - prime	404	387	695	1,486	113,108	114,594	451
Residential - multi family	—	—	—	—	5,865	5,865	—
Finance leases	—	—	—	—	8,823	8,823	—
Total	$2,911	$2,387	$876	$6,174	$361,068	$367,242	$495

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Impaired Loans

For the Year Ended December 31, 2011

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$122	$122	$—	$31	$—	$13
Construction	—	—	—	—	—	—
Commercial real estate	23,343	23,343	—	18,898	2,021	3
Consumer	—	—	—	—	—	—
Residential	1,566	1,566	—	1,235	56	54
Multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$25,031	$25,031	$—	$20,164	$2,077	$70
Commercial	23,465	23,465	—	18,929	2,021	16
Consumer	—	—	—	—	—	—
Residential	1,566	1,566	—	1,235	56	54
Finance leases	—	—	—	—	—	—

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Loans on Nonaccrual Status

As of

	December 31, 2011	December 31, 2010
	(In thousands)
Commercial & industrial	$122	$137
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	525	1,380
Multi family	—	—
Finance leases	—	—
Total	$647	$1,517

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Year Ended December 31, 2011

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$10,840	$14,804	$114,508
Watch	—	—	8,650
Special Mention	—	—	19,489
Substandard	166	—	26,368
Total	$11,006	$14,804	$169,015

	Residential	Multi Family
Grade:
Pass	$96,475	$12,169
Watch	731	—
Special Mention	1,561	—
Substandard	6,086	—
Total	$104,853	$12,169

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$463	$778	$4,654
Nonperforming	—	—	—
Total	$463	$778	$4,654

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

Special mention: Includes loans, which are fundamentally sound, but exhibit potential credit risk or unsatisfactory characteristics, which, if not corrected, could lead to loan loss. A Special Mention loan has potential weaknesses that deserve management's close attention and dictate a higher level of attention and oversight. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date. Special Mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D - (continued)

Substandard: Includes loans with positive and well defined weaknesses which are inadequately protected by current net worth and paying capacity of borrower or pledged collateral. Substandard loans are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans have one or more weaknesses (such as being on non-accrual status and 90 days or more past due) that could jeopardize the repayment of the debt and result in some form of loss to the Bank. This category includes loans that may be impaired. Substandard loans should be evaluated at least on a quarterly basis to determine if additional course of action would be required by management.

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

	Loan Modifications (Dollars in Thousands)

	As of December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Troubled Debt Restructuring
Residential	8	$2,388	$2,388
Commercial Real Estate	3	1,326	1,326
	11	$3,714	$3,714

	For The Year Ended December 31, 2010
	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Troubled Debt Restructuring
Residential	6	$1,998	$1,998

The loans restructured as noted above were restructured by extending maturitiy dates or reducing interest rates. No loans were restructed into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

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

Balance at 12/31/10	$19,078
New Loans	—
Repayments	5,026
Balance at 12/31/11	$14,052

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

In August 2010, the Bank sold to Terumah Foundation Inc., of which Mr. Marx is President and a Director, 77.273% interest in a loan for $1.7 million ,which represented 77.273% of the Bank's carrying value.

In December 2011, the Bank sold a loan to Farm Associates, of which the Company's and the Bank's Chairman of the Board and his immediate family members who serve as directors of the Bank are general partners, for approximately $4.5 million, respectively ,which represented the Bank's carrying value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	Estimated useful lives	December 31, 2011	December 31, 2010
		(In thousands)
Land	Indefinite	$3,572	$3,572
Buildings	39 years	4,019	4,884
Furniture and equipment	3 to 10 years	4,056	3,563
Leasehold improvements	2 to 10 years	2,767	2,316
		14,414	14,335
Accumulated depreciation and amortization		(6,940)	(6,520)
Total		$7,474	$7,815

Depreciation and amortization expense was approximately $487,000 and $513,000 for the years ended December 31, 2011 and 2010, respectively.

Note F - DEPOSITS

The aggregate amount of jumbo certificates of deposits greater than $100,000 were approximately $176.7 million and $179.1 million as of December 31, 2011 and 2010, respectively.

The scheduled maturities of all certificates of deposit are as follows:

December 31, 2011
(In thousands)
2012	$294,883
2013	69,750
2014	4,624
2015	2
2016	—
$369,259

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note G - BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

	Year Ended December 31,
	2011	2010
	(Dollars in Thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$50,000	$50,000
Average balance during the year	$50,000	$50,000
Maximum month-end balance	$50,000	$50,000
Weighted average rate during the year	3.57%	4.02%
Rate at December 31	3.51%	3.97%

Borrowings At December 31, 2011, advances from the FHLBNY totaling $6.1 million will mature within one to three years and are reported as long-term borrowings. The advances are collateralized by FHLBNY stock and certain first mortgage loans totaling $10.7 million. The advances had a weighted average rate of 3.81%. Unused lines of credit at the FHLB-NY were $120.6 million at December 31, 2011.

Outstanding long-term borrowings mature as follows (in thousands):

Year	Amount
2012	$789
2013	5,350

Total	$6,139

The borrowings with the Federal Home Loan Bank are generally renewed.

Subordinated Debentures

In 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owns all the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the 2004 "Debentures") issued by the Company. The 2004 Debentures, the sole assets of BCTI, mature on July 23, 2034 and bear interest at a floating rate, three month LIBOR plus 2.70%, or 3.12% at December 31, 2011.

In 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owns all the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures, the sole assets of BCTII, mature on May 23, 2035 and bear interest at a floating rate, three month LIBOR plus 1.95%, or 2.45% at December 31, 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note H - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing loss available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. There is no effect for dilutive shares for the years ended December 31, 2011 and 2010 due to the expiration of the stock option plan in 2009. The following tables present the Company's calculation of earnings (loss) per common share.

	Year Ended December 31, 2011 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share
Net income	$49,824
Dividends paid to preferred stockholders	(4,000)
Net income available to common stockholders	$45,824	8,309	$5.51

	Year Ended December 31, 2010 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic loss per share
Net loss	$(13,490)
Dividends paid to preferred stockholders	(4,800)
Net loss available to common stockholders	$(18,290)	7,054	$(2.59)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note I - INCOME TAXES

The components of income tax expense (benefit) are as follows: (In thousands)

	Years Ended December 31,
	2011	2010
Federal:
Current	$—	$794
Deferred	225	(2,060)
State and Local:
Current	166	1,048
Deferred	1,472	(1,271)
Total	$1,863	$(1,489)

A reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 and the amount computed by applying the statutory Federal income tax rate to income/loss from continuing operations follows: (In thousands)

	Years Ended December 31,
	2011	2010
Effective Tax Reconciliation
Tax at statutory rate	$17,771	$(5,093)
State and City, net of federal income tax benefit	1,506	(200)
Permanent items	(738)	6,310
Decrease in Federal valuation allowance	(16,326)	(2,423)
Other	(350)	(83)
Actual provision (benefit) for income taxes	$1,863	$(1,489)

The tax effect of the principal temporary differences at December 31, 2011 and 2010 are as follows: (In thousands)

	December 31,
	2011	2010
Net deferred tax assets
Loan loss provision	$7,992	$7,299
Depreciation	(303)	(441)
Non accrual interest	104	1,081
Net operating loss	9,483	6,599
Other	402	748
Other than temporary impairment	425	25,972
Valuation reserve	(3,912)	(25,370)
Unrealized loss on investment securities	6,445	6,995
Net deferred tax asset included in other assets	$20,636	$22,883

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note I - (continued)

As of December 31, 2011, the Company had $24.4 million of net operating losses available to offset future taxable income for federal income tax purposes that will begin to expire in 2029.

For the fiscal year ended December 31, 2011, the Company recorded a valuation reserve of $3.9 million relating primarily to net operating losses. Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items referred to above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset. However, there can be no assurance that such levels of taxable income will be generated.

For the fiscal year ended December 31, 2010 the Company recorded a valuation reserve of $25.4 million relating primarily to OTTI and net operating losses. Of the remaining deferred tax asset, management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the items listed above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset; however, there can be no assurance that such levels of taxable income will be generated.

In the normal course of business, the Company's Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service (the "IRS") under the statute of limitations for years after 2007. The Company is currently undergoing an examination by the IRS for the years 2008 and 2009. This examination has not yet been completed, however, no significant issues have been raised and we do not expect material adjustments.

The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2011, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2011 and 2010.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note J - EMPLOYEE BENEFIT PLANS

1.	Retirement Income Plan

The Company's Retirement Income Plan (the "Plan") was terminated on December 31, 2009 with the full settlement of all Plan benefits provided for in December 2010. The Plan was invested 100% in cash-equivalent instruments totalling $4.4 million. As of December 31, 2010, the Plan was settled by the purchase of annuity contracts for all benefit obligations. During 2010, the Company contributed $949,000 to the Plan and recorded a $1.9 million loss on the termination of the Plan.

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

	December 31,
	2011	2010
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$628	$722
Service cost	—	—
Interest cost	34	42
Adjustment for measurement date change	—	—
Actual loss (gain)	142	(66)
Benefits paid	(56)	(70)
Benefits obligation at end of year	748	628

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	56	70
Benefits paid	(56)	(70)
Fair value of plan assets at end of year	—	—

Funded status	(748)	(628)
Unrecognized net actuarial loss	—	—
Accrued benefit cost (included in other liabilities)	$748	$628

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note J - (continued)

Net benefit cost included the following components:

	Year Ended December 31,
	2011	2010
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	34	42
Actual return on plan assets	—	—
Net periodic benefit cost	$34	$42

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 6.13% and 5.50% in 2011 and 2010, respectively.

3.	401(k) Plans

The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $128,000 and $125,500 for the years ended December 31, 2011 and 2010, respectively.

4.	Deferred Compensation Arrangements

GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2011 and 2010, the balance accumulated under these arrangements was approximately $140,000 and $158,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them. The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2011 and 2010, the balances accumulated under the Plan were approximately $725,000 and $581,000, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note K - COMMITMENTS AND CONTINGENCIES

Leases and Other Commitments

The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2012 through 2016. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

Year Ending December 31,
2012	$1,135
2013	1,031
2014	1,036
2015	982
2016	403
Thereafter	—
$4,587

The Company's rental expense was approximately $2,060,000 and $1,539,000 for the fiscal years ended December 31, 2011 and 2010, respectively. Included in the Company's rental expense was approximately $571,000 and $504,000 for the fiscal years ended December 31, 2011 and 2010, respectively, which was paid to a company affiliated with a director of the Company. The two leases expire in June and November 2016.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2011 and 2010 are outlined below.

	December 31,
	2011		2010
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$415,468	$415,463	$341,883	$341,880
Loans, net of unearned income	317,021	359,989	366,305	371,110
Time Deposits	369,259	371,266	384,301	386,446
Repurchase Agreements	50,000	52,432	50,000	51,661
Borrowings	6,139	6,256	10,657	10,876
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $101.0 million and $79.1 million at December 31, 2011 and 2010, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at December 31, 2011 and 2010 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $0 and $26,000 at December 31, 2011 and 2010, respectively.

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

Assets measured at fair value during fiscal year 2011 and fiscal year 2010 are summarized below.

	At December, 31, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$25,031	$25,031
Investment securities available for sale: (2)
U.S. Treasury Notes	80,213	—	—	80,213
U.S. Government Agencies	—	130,866	—	130,866
Mortgage-backed securities	—	142,359	—	142,359
Corporate notes	13,003	—	—	13,003
Municipal securities	1,995	—	—	1,995
Auction rate securities	—	—	44,495	44,495
Marketable equity securities and other	803	1,436	—	2,239
Total Investment securities available for sale	96,014	274,661	44,495	415,170
Total assets	$96,014	$274,661	$48,209	$418,884

(1) Non-recurring basis

(2) Recurring basis

The above table includes $19.0 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at December 31, 2011, and has determined that the unrealized losses, are temporary.

The fair value of the derivative is zero and valued as a Level 3 input. Further disclosures are waived due to materiality.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2011	$62,079
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(9,291)
Purchases	—
Sales	(8,293)
Issuances	—
Settlements	—
Redemptions	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, December 31, 2011	$44,495

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011	$—

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note M - (continued)

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2011	2010
	(In thousands)
Unused lines of credit	$9,707	$5,270
Commitments to extend credit	1,218	1,207
Standby letters of credit and financial guarantees written	491	139
	$11,416	$6,616
Interest rate caps-notional amount	$40,000	$40,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2011 varies up to 100%.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2011 are $491,000 and they expire through 2012. Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2011, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

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

New York banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends which made by paid at any date is generally equal to the Bank's net profits for the year in which the payment is made, plus retained net profits for the previous two years subject to certain limits not generally relevant. The Bank's retained aggregate net income is $39.6 million for the two years ended December 31, 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note N - (continued)

The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2011 and 2010 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$153,573	37.8%	$32,503	>8.0%	$—	N/A
Bank	143,893	36.1%	31,866	>8.0%	39,833	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	148,440	36.5%	16,252	>4.0%	—	N/A
Bank	138,757	34.8%	15,933	>4.0%	23,900	>6.0%
Tier I Capital (to Average Assets)
Company	148,440	17.0%	34,988	>4.0%	—	N/A
Bank	138,757	15.9%	34,987	>4.0%	43,733	>5.0%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total Capital (to Risk-Weighted Assets)
Company	$105,939	22.6%	$37,551	>8.0%	$—	N/A
Bank	96,426	21.0%	36,682	>8.0%	45,853	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	100,072	21.3%	18,776	>4.0%	—	N/A
Bank	90,566	19.8%	18,341	>4.0%	27,512	>6.0%
Tier I Capital (to Average Assets)
Company	100,072	11.4%	35,126	>4.0%	—	N/A
Bank	90,566	10.8%	33,602	>4.0%	42,003	>5.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31,
	2011	2010
ASSETS

Cash	$731	$2,278
Equity investment in subsidiaries	134,422	83,888
Investment in securities available for sale	2,799	4,079
Accrued interest receivable	38	38
Other assets	3,406	4,540
Total assets	$141,396	$94,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt	$22,681	$22,681
Other liabilities	3,187	509
Total liabilities	25,868	23,190

Stockholders' equity
Common stock	1,444	770
Series A preferred stock	—	1
Additional paid-in capital	143,900	150,985
Accumulated deficit	(19,299)	(65,123)
Accumulated other comprehensive loss, net	(10,517)	(8,589)
Common stock in treasury, at cost	—	(6,411)
Total stockholders' equity	115,528	71,633
	$141,396	$94,823

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note O - (continued)

CONDENSED STATEMENTS OF OPERATIONS

(In Thousands)

	For The Years Ended December 31,
	2011	2010
INCOME
Interest income from the Bank	$2	$1
Interest income	266	654
(Loss) gain on sales of investment securities	(155)	493
Other income	338	334
Total income	451	1,482

EXPENSES
Salaries and employee benefits	373	370
Interest expense	668	668
Loss on termination of pension plan	—	1,871
Other expenses	808	1,329
Total expenses	1,849	4,238
Loss before income taxes and equity in undistributed net income of the Bank	(1,398)	(2,756)
Equity in undistributed net income (loss) of the Bank	51,630	(11,985)
Income (loss) before taxes	50,232	(14,741)
Provision (benefit) for income taxes	408	(1,251)
Net income (loss)	$49,824	$(13,490)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note O - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	For The Years Ended December 31,
	2011	2010
Operating activities:
Net income (loss)	$49,824	$(13,490)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (gain) on sales of investment securities	155	(494)
Equity in undistributed net (income) loss of the Bank	(51,630)	11,985
Equity in undistributed net income of East 39, LLC	(338)	(332)
Loss on termination of pension plan	—	1,871
Increase in other liabilities	(1,322)	(1,281)
Increase (decrease) in other assets	1,134	(327)

Net cash used in operating activities	(2,177)	(2,068)

Investing activities:
Investment securities available for sale
Sales and redemptions	838	2,222
Other	(208)	—

Net cash provided by investing activities	630	2,222

Financing activities:
Dividends paid on preferred stock	—	(4,800)

Net cash used in financing activities	—	(4,800)

Net decrease in cash and cash equivalents	(1,547)	(4,646)
Cash and cash equivalents at beginning of year	2,278	6,924
Cash and cash equivalents at end of year	$731	$2,278
Schedule of non-cash financing activities:
Dividends declared and not paid	$4,000	$—

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of December 31, 2011 the Disclosure Controls were effective.

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

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company's Internal Control as of December 31, 2011. In making this assessment, management used the criteria set forth by COSO in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2011, the Company's Internal Control was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding Internal Control. The Company's Internal Control is not subject to attestation by the Company's registered public accounting firm pursuant to the provisions of the Dodd-Frank Act that permit the Company to provide only management's report in this Annual Report.

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

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended December 31, 2011 no changes in the Company's Internal Control have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following are the current directors and executive officers of the Company:

Name	Age	Position(s)
Steven Rosenberg	63	President, Chief Executive Officer, Chief Financial Officer and Director
William L. Cohen	70	Director
Martin A. Fischer	74	Director
Moses Marx	76	Director
Randolph B. Stockwell	65	Director
Moses Krausz	71	President of The Berkshire Bank and Director
David Lukens	62	Executive Vice President, Chief Financial Officer of The Berkshire Bank

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

Mr. Cohen was elected a director in July 1993. He has served as the Chief Executive Officer of Andover Properties, LLC, a real estate development company specializing in self storage facilities, since November 2003, and has been a private investor for over five years. Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group, Inc., an apparel manufacturing company, from 1980 to 2000.

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

At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2012. The Company's officers, in their capacities as such, serve at the discretion of the Board of Directors.

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

Based solely on a review of the copies of such forms and amendments thereto received by the Company, or on written representations from our executive officers and directors that no Forms 5 were required to be filed, we believe that during fiscal 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten (10%) percent of our Common Stock were met.

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

Executive Compensation

The following table shows the compensation paid in or with respect to the periods indicated to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2011 and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2011 (our "named executive officers").

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Steven Rosenberg	2009	241,500	45,000	278,445	—	564,945
President, Chief Executive Officer and	2010	250,000	55,000	—	—	305,000
Chief Financial Officer	2011	250,000	55,000	—	—	305,000

Moses Krausz	2009	481,418	200,000	16,678	7,756	705,852
President and Chief Executive Officer	2010	513,123	225,000	15,149	6,653	759,925
of The Berkshire Bank	2011	538,779	250,000	15,907	6,551	811,237

David Lukens	2009	192,000	30,000	21,147	7,882	251,029
Executive Vice President and Chief	2010	193,920	30,000	5,818	6,555	236,293
Financial Officer of The Berkshire Bank	2011	199,738	30,000	5,992	6,619	242,349

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

Mr. Krausz has an employment agreement with the Bank. The agreement expires on April 30, 2013 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes only the earnings on the Deferred Compensation Plan. Mr. Krausz did not participate in the Retirement Income Plan. The amounts reported in All Other Compensation consists of contributions we made to Mr. Krausz's 401(k) account of $6,125, $6,227 and $7,350 in 2011, 2010 and 2009, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with the Bank. The agreement will expire on June 30, 2013 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions in Mr. Lukens' employment agreement. Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings includes the earnings on the Deferred Compensation Plan of $5,992, $5,818 and $6,569 in 2011, 2010 and 2009, respectively, and the change in the value of Mr. Lukens' benefit payable under our Retirement Income Plan of $14,578 in 2009. The amounts reported in All Other Compensation consists of contributions we made to Mr. Lukens' 401(k) account of $5,743, $5,679 and $6,687, in 2011, 2010 and 2009, respectively, and income associated with life insurance coverage.

1999 Stock Incentive Plan. Our 1999 Stock Incentive Plan terminated in March 2009. No options are outstanding and no options are available for future grant.

Post-Employment Compensation

Retirement Income Plan. Our Retirement Income Plan, a non-contributory defined benefit plan, was terminated on December 31, 2009.

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

On June 30 and December 31 of each year, account balances are credited with the applicable earnings rate, the highest deposit rate paid by the Bank on its generally available interest bearing deposit accounts (excluding time deposits), in effect at that time. Distributions from the Deferred Compensation Plan may be made upon (i) termination of employment, (ii) an unforeseeable emergency, (iii) death, (iv) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), and (v) a Change in Control Event, to the extent such distribution upon such Change in Control Event constitutes permissible payment under Section 409A of the Code.

Compensation of Directors

Director Compensation for the Fiscal Year Ended December 31, 2011.

Name	Fees Earned or Paid in Cash $	Total $

William L. Cohen	31,500	31,500

Moses Marx	27,500	27,500

Martin A. Fischer	31,500	31,500

Randolph B. Stockwell	30,500	30,500

Each director who is not also an employee receives a stipend of $25,000 per annum and $1,500 for each day during which he participates in a meeting of the Board or a Committee of the Board. Each of these directors also receives a fee of $1,000 for telephonic meetings of the Board or a Board Committee.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2012 with respect to the beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and persons named in the Summary Compensation Table, and (iii) all executive officers and directors as a group, based on information obtained from such persons. The address for each beneficial owner, unless otherwise noted, is c/o Berkshire Bancorp Inc., 160 Broadway, New York, NY 10038

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William L. Cohen	0		*

Common Stock	Martin A. Fischer	10,800		*

Common Stock	Moses Krausz	90,464	(1)	*

Common Stock	David Lukens	600		*

Common Stock	Moses Marx 160 Broadway New York, NY 10038	9,977,047	(2)	69.1%

Common Stock	Steven Rosenberg	62,580		*

Common Stock	Randolph B. Stockwell	21,000		*

Common Stock	All executive officers and directors as a group (7 persons)	10,162,491		70.4%
Common Stock	The George Karfunkel 2007 Grantor Retained Annuity Trust #1 c/o Jay Miller 430 East 57th Street New York, NY 10022	1,416,225		9.8%

	* Less than 1%

(1)Includes 2,100 shares owned by Mr. Krausz's spouse.

(2)Includes (i) 334,979 shares owned by Momar Corporation, (ii) 141,063 shares owned by Terumah Foundation, Inc. (iii) 157,261 shares owned by Marneu Holding Company, (iv) 10,681 shares owned by United Equities (Commodities) Company and (v) 190,284 shares owned by KF Investors LLC. Mr. Marx and KF Investors LLC entered into an agreement to act as a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, for the purpose of acquiring, holding or disposing of shares of Common Stock of the Company.

Equity Compensation Plans

The equity compensation plan approved by security holders expired in March 2009. Therefore, no securities remain available for future issuance and no securities are to be issued upon exercise of outstanding options, warrants and rights.

ITEM 13.        Certain Relationships and Related Transactions and Director Independence.

The Bank has made loans to certain of its directors and their affiliates and, assuming continued compliance with generally applicable credit standards, it expects to continue to make such loans. All of these loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those available to other persons not related to the Company, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank has lease agreements with Bowling Green Associates, LP and Verda Realty, the principal owner of which is Mr. Marx, for commercial space to operate bank branches. We obtained an appraisal of the market rental value of each space from an independent appraisal firm and management believes that the terms of the leases, including the annual rent paid, $571,000 and $504,000 in fiscal 2011 and 2010, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial spaces.

On October 31, 2008, the Company's Chairman of the Board purchased 30,000 Series A Preferred Shares for an aggregate purchase price of $30,000,000. On October 31, 2011, the Series A Preferred Shares were mandatorily converted into shares of the Company's Common Stock.

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

In August 2010, the Bank sold to Terumah Foundation Inc., of which Mr. Marx is President and a Director, 77.273% interest in a loan for $1.7 million ,which represents 77.273% of the Bank's carrying value.

In December 2011, the Bank sold a loan to Farm Associates, of which the Company's and the Bank's Chairman of the Board and his immediate family members who serve as directors of the Bank are general partners, for approximately $4.5 million, which represented the Bank's carrying value.

See Item 1. Business - Transactions With Related Parties and Item 2. Properties for additional information.

Independence of Directors

Our board has determined that Messrs. William L. Cohen, Martin A. Fischer and Randolph B. Stockwell are independent under the independence standards of the NASDAQ Stock Market LLC.

The NASDAQ listing standards require that a majority of the members of a company's board of directors must qualify as independent unless the Company is a controlled company. A controlled company is a company in which more than 50% of the voting power is held by an individual, group or other company. The Company is a controlled company because Mr. Marx beneficially holds more than 50% of the voting power of the Company's common stock and the Company as such is not required to have a majority of the members of the board be independent.

ITEM 14. Principal Accounting Fees and Services

The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees for services rendered by Grant Thornton as of and for the years ended December 31, 2011 and 2010 were:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Services Rendered (1)

Audit Fees	$174,550	$486,452

Audit Related Fees: Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	—	—

Tax Fees: Tax consulting, preparation of returns	67,378	74,365

All Other Fees: Professional services rendered for corporate support	—	—

(1) The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal year.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2011 and 2010. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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

10.7Amendment No. 3 to Deferred Compensation of The Berkshire Bank, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).+

10.8Amendment No. 5, dated as of December 2, 2011, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz.

10.9Amendment No. 5, dated as of December 2, 2011, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens.

21.Subsidiaries of the Company.

23.Consent of Independent Registered Public Accounting Firm

31.Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income and (v) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

+ Denotes a management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE BANCORP INC.

By:	/s/ Steven Rosenberg
Steven Rosenberg
President, (Chief Executive Officer)

Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, (Chief
Executive Officer,
Principal Financial
Officer and Principal
Accounting Officer);
/s/ Steven Rosenberg	Director	March 30, 2012
Steven Rosenberg

/s/ William L. Cohen	Director	March 30, 2012
William L. Cohen

/s/ Martin A. Fischer	Director	March 30, 2012
Martin A. Fischer

/s/ Moses Krausz	Director	March 30, 2012
Moses Krausz

/s/ Moses Marx	Director	March 30, 2012
Moses Marx

/s/ Randolph B. Stockwell	Director	March 30, 2012
Randolph B. Stockwell

