Form 10-Q
period 2012-03-31
BERKSHIRE BANCORP INC /DE/
filed 2012-05-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012, there were 14,443,183 outstanding shares of the issuer's Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, rules and regulations, and other factors referred to in this Quarterly Report and in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

2

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,423	$12,105
Interest bearing deposits	115,754	88,931
Total cash and cash equivalents	123,177	101,036
Investment Securities:
Available-for-sale	420,493	415,170
Held-to-maturity, fair value of $291 in 2012 and $293 in 2011	291	298
Total investment securities	420,784	415,468
Loans, net of unearned income	321,856	317,021
Less: allowance for loan losses	(17,720)	(17,720)
Net loans	304,136	299,301
Accrued interest receivable	3,212	3,224
Premises and equipment, net	7,381	7,474
Other assets	30,409	35,626
Total assets	$889,099	$862,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$75,924	$74,073
Interest bearing	603,619	584,819
Total deposits	679,543	658,892
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	4,982	6,139
Subordinated debt	22,681	22,681
Accrued interest payable	6,623	6,996
Other liabilities	1,726	1,893
Total liabilities	765,555	746,601

Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 0 shares	—	—
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 14,443,183 shares Outstanding — March 31, 2012, 14,443,183 shares December 31, 2011, 14,443,183 shares	1,444	1,444
Additional paid-in capital	143,900	143,900
Accumulated Deficit	(17,163)	(19,299)
Accumulated other comprehensive loss, net	(4,637)	(10,517)
Total stockholders' equity	123,544	115,528
Total liabilities and stockholders' equity	$889,099	$862,129

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	For The Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans, including related fees	$4,905	$5,679
Investment securities	2,437	3,181
Interest bearing deposits	59	61
Total interest income	7,401	8,921
INTEREST EXPENSE
Deposits	1,226	1,566
Securities sold under agreements to repurchase	444	499
Interest expense on borrowings	197	262
Total interest expense	1,867	2,327
Net interest income	5,534	6,594
PROVISION FOR LOAN LOSSES	—	1,200
Net interest income after provision for loan losses	5,534	5,394
NON-INTEREST INCOME
Service charges on deposit accounts	86	127
Investment securities gains	220	55
Other income	217	97
Total non-interest income	523	279
NON-INTEREST EXPENSE
Salaries and employee benefits	2,480	2,435
Net occupancy expense	584	565
Equipment expense	78	82
FDIC assessment	300	384
Data processing expense	112	109
Other	636	836
Total non-interest expense	4,190	4,411
Income before provision for taxes	1,867	1,262
Benefit for income taxes	(269)	(218)
Net income	$2,136	$1,480
Dividends on preferred stock	—	1,200
Income allocated to common stockholders	$2,136	$280
Net income per common share:
Basic	$.15	$.04
Diluted	$.15	$.04
Number of shares used to compute net income per common share:
Basic	14,443	7,054
Diluted	14,443	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For The Three Months Ended March 31,
	2012	2011
Net earnings	$2,136	$1,480
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $4,008 and $1,871, respectively	6,012	2,806
Reclassification adjustment for realized gains included in net earnings, net of taxes of $88 and $22, respectively	132	33

Other comprehensive income	$5,880	$2,773

Comprehensive income	$8,016	$4,253

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

and COMPREHENSIVE INCOME (LOSS)

For The Three Months Ended March 31, 2012 and 2011

(In Thousands)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings (Accumulated deficit)	Treasury stock	Total stockholders' equity
Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)	$71,633

Net income							1,480		1,480

Other comprehensive income net of taxes						2,773			2,773

Cash dividends - Preferred Stock							(1,200)		(1,200)

Balance at March 31, 2011	7,698	60	$770	$1	$150,985	$(5,816)	$(64,843)	$(6,411)	$74,686

Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—	$115,528

Net income							2,136		2,136

Other comprehensive income net of taxes						5,880			5,880

Balance at March 31, 2012	14,443	—	$1,444	$—	$143,900	$(4,637)	$(17,163)	$—	$123,544

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,136	$1,480
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on investment securities	(220)	(55)
Net amortization of premiums of investment securities	601	430
Depreciation and amortization	122	123
Provision for loan losses	—	1,200
Decrease (increase) in accrued interest receivable	12	(263)
Decrease in other assets	5,217	12,195
(Decrease) increase in accrued interest payable and other liabilities	(540)	52
Net cash provided by operating activities	7,328	15,162

Cash flows from investing activities:
Investment securities available for sale
Purchases	(62,333)	(110,782)
Sales, maturities and calls	62,509	55,880
Investment securities held to maturity
Maturities	7	5
Net (increase) decrease in loans	(4,835)	16,726
Acquisition of premises and equipment	(29)	(28)
Net cash used in investing activities	(4,681)	(38,199)

Cash flows from financing activities:
Net increase in non interest bearing deposits	1,851	5,658
Net increase in interest bearing deposits	18,800	3,815
Repayment of borrowings	(1,157)	(1,113)
Net cash provided by financing activities	19,494	8,360

Net increase (decrease) in cash and cash equivalents	22,141	(14,677)
Cash and cash equivalents at beginning of period	101,036	79,117
Cash and cash equivalents at end of period	$123,177	$64,440

Supplemental disclosures of cash flow information:
Cash used to pay interest	$2,240	$2,116
Cash used to pay income taxes, net of refunds	$78	$—
Schedule of non-cash investing activities:
Schedule of non-cash financing activities:
Dividends declared and not paid	$—	$1,200

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2012 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2011 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 2. Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the three-month periods ended March 31, 2012 and 2011, there were no potential dilutive shares. The following table presents the Company's calculation of income per common share.

	For The Three Months Ended
	March 31, 2012			March 31, 2011
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$2,136			$1,480
Dividends paid to preferred shareholders	—			(1,200)
Net income available to common stockholders	$2,136	14,443	$.15	$280	7,054	$.04

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$18,346	5.7%	$15,660	4.9%
Secured by real estate
Residential	104,040	32.3	104,854	33.0
Multi family	11,921	3.7	12,169	3.8
Commercial real estate and construction	187,361	58.0	183,819	57.9
Consumer	906	0.3	1,240	0.4
Total loans	322,574	100.0%	317,742	100.0%
Deferred loan fees	(718)		(721)
Allowance for loan losses	(17,720)		(17,720)
Loans, net	$304,136		$299,301

The Bank had $627,000 and $647,000 of non-accrual loans as of March 31, 2012 and December 31, 2011, respectively, and no loans delinquent more than ninety days and still accruing interest at both March 31, 2012 and December 31, 2011. The Bank did not foreclose on any loans during both the quarter ended March 31, 2012 and the year ended December 31, 2011. The Bank classified the non-accrual loans as impaired loans at both March 31, 2012 and December 31, 2011. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.0 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.

Average impaired loans for the three months ended March 31, 2012 and 2011 were approximately $25.7 million and $3.6 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $29,000 and $3,000, respectively.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Balance at beginning of period	$17,720	$16,105
Provision charged to operations	—	1,200
Loans charged off	—	(2)
Recoveries	—	21
Balance at end of period	$17,720	$17,324

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs
Recoveries
Provision	(280)	262	462	(9)	(315)	(14)	(28)	(78)	0
Ending balance	$670	$8,119	$1,071	$402	$6,175	$39	$98	$1,146	$17,720
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$670	$8,119	$1,071	$402	$6,175	$39	$98	$1,146	$17,720

Financing Receivables:
Ending balance	$14,728	$167,525	$19,836	$11,921	$104,040	$906	$3,618	$0	$322,574
Ending balance: individually evaluated for impairment	$102	$23,245	$0	$0	$2,360	$15	$0	$0	$25,722
Ending balance: collectively evaluated for impairment	$14,626	$144,280	$19,836	$11,921	$101,680	$891	$3,618	$0	$296,852

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2011

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$417	$8,610	$2,784	$147	$2,066	$25	$419	$1,637	$16,105
Charge-offs	(12)								(12)
Recoveries	27								27
Provision	518	(753)	(2,175)	264	4,424	28	(293)	(413)	1,600
Ending balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720

Financing Receivables:
Ending balance	$11,066	$169,015	$14,804	$12,169	$104,854	$1,240	$4,654	$0	$317,742
Ending balance: individually evaluated for impairment	$122	$23,343	$0	$0	$1,566	$0	$0	$0	$25,031
Ending balance: collectively evaluated for impairment	$10,884	$145,672	$14,804	$12,169	$103,288	$1,240	$4,654	$0	$292,711

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Age Analysis of Past Due Loans

As of March 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$102	$102	$14,626	$14,728	$—
Construction	1,254	—	—	1,254	18,582	19,836	—
Commercial real estate	18	—	—	18	167,507	167,525	—
Consumer	—	—	—	—	756	756	—
Overdrafts	—	—	—	—	150	150	—
Residential - prime	—	—	525	525	103,515	104,040	—
Residential - multi family	—	—	—	—	11,921	11,921	—
Finance leases	—	—	—	—	3,618	3,618	—
Total	$1,272	$0	$627	$1,899	$320,675	$322,574	$—

Age Analysis of Past Due Loans

As of December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$11	$—	$122	$133	$10,873	$11,006	$—
Construction	—	—	—	—	14,804	14,804	—
Commercial real estate	21	—	—	21	168,994	169,015	—
Consumer	—	—	—	—	778	778	—
Overdrafts	—	—	—	—	462	462	—
Residential - prime	63	—	525	588	104,266	104,854	—
Residential - multi family	—	—	—	—	12,169	12,169	—
Finance leases	—	—	—	—	4,654	4,654	—
Total	$95	$0	$647	$742	$317,000	$317,742	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Impaired Loans

For the Three Months Ended March 31, 2012

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$102	$102	$—	$115	$—	$15
Construction	—	—	—	—	—	—
Commercial real estate	23,245	23,245	—	23,293	365	—
Consumer	15	15	—	16	—	—
Residential - prime	2,360	2,360	—	2,366	21	14
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$25,722	$25,722	$0	$25,790	$386	$29
Commercial	23,347	23,347	—	23,408	365	15
Consumer	15	15	—	16	—	—
Residential	2,360	2,360	—	2,366	21	14
Finance leases	—	—	—	—	—	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Impaired Loans

For the Year Ended December 31, 2011

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$122	$122	$—	$31	$—	$13
Construction	—	—	—	—	—	—
Commercial real estate	23,343	23,343	—	18,898	2,021	3
Consumer	—	—	—	—	—	—
Residential - prime	1,566	1,566	—	1,235	56	54
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$25,031	$25,031	$—	$20,164	$2,077	$70
Commercial	23,465	23,465	—	18,929	2,021	16
Consumer	—	—	—	—	—	—
Residential	1,566	1,566	—	1,235	56	54
Finance leases	—	—	—	—	—	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Loans on Nonaccrual Status

As of

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial & industrial	$102	$122
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	525	525
Residential - multi family	—	—
Finance leases	—	—
Total	$627	$647

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Three Months Ended March 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$14,626	$10,056	$123,102
Watch	—	—	8,552
Special Mention	—	—	23,721
Substandard	102	9,780	12,150
Total	$14,728	$19,836	$167,525

	Residential	Residential Multi Family	Consumer Other
Grade:
Pass	$95,714	$11,921	$—
Watch	727	—	—
Special Mention	1,537	—	—
Substandard	6,062	—	—
Total	$104,040	$11,921	$—

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$150	$756	$3,618
Nonperforming	—	—	—
Total	$150	$756	$3,618

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Year Ended December 31, 2011

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$10,840	$14,804	$114,508
Watch	—	—	8,650
Special Mention	—	—	19,489
Substandard	166	—	26,368
Total	$11,006	$14,804	$169,015

	Residential	Residential Multi Family
Grade:
Pass	$96,475	$12,169
Watch	731	—
Special Mention	1,561	—
Substandard	6,086	—
Total	$104,853	$12,169

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$463	$778	$4,654
Nonperforming	—	—	—
Total	$463	$778	$4,654

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

	Loan Modifications (Dollars in Thousands)
	For The Three Months Ended March 31, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential - prime	8	$2,375	$2,375
Commercial Real Estate	3	1,315	1,315
	11	$3,690	$3,690

	As of December 31, 2011
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential	8	$2,388	$2,388
Commercial Real Estate	3	1,326	1,326
	11	$3,714	$3,714

The loans restructured during the three months ended March 31, 2012 were restructured by extending maturity dates or reducing interest rates. No loans were restructured into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. Investment Securities

The following is a summary of held to maturity investment securities:

	March 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Mortgage-backed securities	$291	$1	$(1)	$291

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$298	$1	$(6)	$293

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities:

	March 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$94,986	$70	$(92)	$94,964
U.S. Government Agencies	129,238	377	(212)	129,403
Mortgage-backed securities	127,218	3,040	(408)	129,850
Corporate notes	9,892	131	(7)	10,016
Municipal securities	2,694	216	(449)	2,461
Auction rate securities	63,500	—	(11,136)	52,364
Marketable equity securities and other	1,467	4	(36)	1,435
Totals	$428,995	$3,838	$(12,340)	$420,493

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	2,284	—	(45)	2,239
Totals	$434,125	$3,504	$(22,459)	$415,170

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Preferred Shares of Money Center Banks	$61,500	$50,364	$63,700	$42,495
Public Utility Debt and Equity Securities	2,000	2,000	2,000	2,000
Totals	$63,500	$52,364	$65,700	$44,495

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of March 31, 2012 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At March 31, 2012 and December 31, 2011, the amortized cost of our auction rate securities was $63.5 million and $65.7 million, respectively. The fair value of the auction rate securities was $52.4 million and $44.5 million at March 31, 2012 and December 31, 2011, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of March 31, 2012, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through March 31, 2012, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus. Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At both March 31, 2012 and December 31, 2011, we had four auction rate securities with an aggregate fair market value of $20.2 million and $15.3 million, respectively, which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of March 31, 2012, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During both the three months ended March 31, 2012 and the year ended December 31, 2011, no auction rate securities were redeemed.

There have been no credit rating down grades on any of our credit securities subsequent to December 31, 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

At March 31, 2012 and December 31, 2011, the Company owned preferred and common stock (collectively "equity securities"), with an amortized cost of $1.5 million and $2.3 million, respectively. The fair value of the equity securities was $1.4 million and $2.2 million at March 31, 2012 and December 31, 2011, respectively.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at March 31, 2012 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$14,846	$92	$—	$—	$14,846	$92
U.S. Government Agencies	44,891	211	27	1	44,918	212
Mortgage-backed securities	15,509	399	1,862	11	17,371	410
Corporate notes	1,343	7	—	—	1,343	7
Auction rate securities	—	—	50,364	11,136	50,364	11,136
Municipal securities	—	—	404	449	404	449
Subtotal, debt securities	76,589	709	52,657	11,597	129,246	12,306
Marketable equity securities and other	—	—	26	35	26	35
Total temporarily impaired securities	$76,589	$709	$52,683	$11,632	$129,272	$12,341

The Company had a total of 52 debt securities with a fair market value of $78.9 million which were temporarily impaired at March 31, 2012. The total unrealized loss on these securities was $1.2 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 1 equity security with a fair market value of $26,000 and an unrealized loss of $35,000. The remaining unrealized loss of $11.1 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 13.9% of total assets at March 31, 2012. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$83,394	$83,481	$—	$—
Due after one through five years	56,506	56,825	—	—
Due after five through ten years	40,937	41,416	—	—
Due after ten years	183,191	184,972	291	291
Auction rate securities	63,500	52,364	—	—
Marketable equity securities and other	1,467	1,435	—	—
Totals	$428,995	$420,493	$291	$291

Gross gains realized on the sales of investment securities for the three months ended March 31, 2012, and 2011 were approximately $327,000 and $55,000, respectively. Gross realized losses were approximately $107,000 and zero for the three-month periods ended March 31, 2012 and 2011, respectively.

At both March 31, 2012 and December 31, 2011, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $55.9 million and $55.6 million, respectively. As of March 31, 2012 and December 31, 2011, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Three Months Ended March 31, 2012		Twelve Months Ended December 31, 2011
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$71,468	—	$76,900	—
NOW and money market	26,321	0.06%	25,688	0.36%
Savings deposits	190,386	0.20	191,316	0.40
Time deposits	366,660	1.22	379,860	1.34
Total deposits	$654,835	0.73%	$673,764	0.87%

Note 6. Other Comprehensive Income

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income:

	For The Three Months Ended
	March 31, 2012			March 31, 2011
	Before tax amount	Tax (expense) benefit	Net of tax Amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains arising during period	$10,020	$(4,008)	$6,012	$4,677	$(1,871)	$2,806
Less reclassification adjustment for gains realized in net income	220	(88)	132	55	(22)	33
Unrealized gain on investment securities	9,800	(3,920)	5,880	4,622	(1,849)	2,773
Other comprehensive income, net	$9,800	$(3,920)	$5,880	$4,622	$(1,849)	$2,773

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2012 and December 31, 2011 are outlined below.

	March 31, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$420,784	$420,983	$415,468	$415,463
Loans, net of unearned income	321,856	329,770	317,021	359,989
Time Deposits	362,325	364,011	369,259	371,266
Repurchase Agreements	50,000	52,060	50,000	52,432
Borrowings	4,982	5,070	6,139	6,256
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $123.2 million and $101.0 million at March 31, 2012 and December 31, 2011, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

The estimated fair values of investment securities are based on quoted market prices (Level 1 inputs), if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available (Level 2 inputs). Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates (Level 3 inputs).

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 7. - (continued)

The net loan portfolio at March 31, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

The carrying value of interest receivable and payable approximates fair value and is derived from Level 1 inputs.

The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair value of such deposits is derived from Level 2 inputs. The fair value of time deposits have been valued using net present value discounted cash flow and is derived from Level 2 inputs.

The fair value of commitments to extend credit is estimated based upon the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based upon the amount of unearned fees plus the estimated cost to terminate letters of credit. Fair values of unrecognized financial instruments, including commitments to extend credit, and the fair value of letters of credit are considered immaterial. As such, no disclosures are made on the fair value of commitments.

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both March 31, 2012 and December 31, 2011.

The fair value of borrowings, repurchase agreements and subordinated debt approximates the carrying value due to the re-pricing of the debt. The Company measures the fair value of borrowings, repurchase agreements and subordinated debt using Level 2 inputs.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 7. - (continued)

Assets measured at fair value during the three months ended March 31, 2012 and during fiscal year 2011 are summarized below.

	At March 31, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$25,722	$25,722
Investment securities available for sale: (2)
U.S. Treasury Notes	94,964	—	—	94,964
U.S. Government Agencies	—	129,403	—	129,403
Mortgage-backed securities	—	129,850	—	129,850
Corporate notes	10,016	—	—	10,016
Municipal securities	2,461	—	—	2,461
Auction rate securities	—	—	52,364	52,364
Marketable equity securities and other	51	1,384	—	1,435
Total Investment securities available for sale	107,492	260,637	52,364	420,493
Total assets	$107,492	$260,637	$78,086	$446,215

(1) Non-recurring basis

(2) Recurring basis

The above table includes $8.5 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at March 31, 2012, and determined that the unrealized losses are temporary.

The fair value of the derivative is zero and valued as a Level 3 input. Further disclosures are not included because they were not deemed material.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 7. - (continued)

	At December, 31, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$25,031	$25,031
Investment securities available for sale: (2)
U.S. Treasury Notes	80,213	—	—	80,213
U.S. Government Agencies	—	130,866	—	130,866
Mortgage-backed securities	—	142,359	—	142,359
Corporate notes	13,003	—	—	13,003
Municipal securities	1,995	—	—	1,995
Auction rate securities	—	—	44,495	44,495
Marketable equity securities and other	803	1,436	—	2,239
Total Investment securities available for sale	96,014	274,661	44,495	415,170
Total assets	$96,014	$274,661	$69,526	$440,201

(1)  Non-recurring basis

(2)  Recurring basis

The above table includes $19.0 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at December 31, 2011, and has determined that the unrealized losses are temporary.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2012	$44,495
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	10,069
Purchases	—
Sales	(2,200)
Issuances	—
Settlements	—
Redemptions	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, March 31, 2012	$52,364

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012	$—

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

In May 2011, the FASB issued ASU No. 2011-04, which results in common fair value measurement and disclosure requirements for US GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. Adoption of this update did not have a material effect on the Company's results of operations or financial condition but resulted in additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05 in order to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. This update requires all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. Adoption of this update did not have a material effect on the Company's results of operations or financial condition. See the Consolidated Statements of Comprehensive Income.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 9. Subsequent Events

On April 2, 2012, we received a notice from the Federal Reserve Bank of New York stating that they do not object to the Company's request to pay the $4.0 million of accrued, but unpaid dividends on our Series A Preferred Stock. Accordingly, on April 17, 2012, we paid such dividends.

We evaluated subsequent events under ASC Topic 855, Subsequent Events. We did not identify any items which would require disclosure in or adjustment to the interim financial statements except as disclosed in Form 10-Q as of and for the period ended March 31, 2012.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey. The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio. The Bank's primary regulator at the state level is by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured to the maximum allowable amount by the FDIC. The Bank is a member of the Federal Home Loan Bank system.

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

Our investment policy, approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity "gap" position, the types of securities to be held, and other factors. We classify our investment securities as available for sale.

We did not record a provision for loan losses during the three months ended March 31, 2012, compared to a provision for loan losses of $1.20 million recorded during the three months ended March 31, 2011. We deemed this appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

Net income, before benefit for income taxes, for the three months ended March 31, 2012 was $1.9 million, compared to net income, before benefit for income taxes and before dividends on our Series A Preferred Stock, for the three months ended March 31, 2011 of $1.3 million. No Series A Preferred Stock was outstanding at March 31, 2012. Net income allocated to common stockholders, after the benefit for income taxes, was $2.1 million for the three months ended March 31, 2012, compared to net income allocated to common stockholders, after the benefit for income taxes and after dividends on our Series A Preferred Stock, of $280,000 for the three months ended March 31, 2011.

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

	For The Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$318,510	$4,905	6.16%	$352,867	$5,679	6.44%
Investment securities	412,939	2,437	2.37	365,875	3,181	3.48
Other (2)(5)	97,087	59	0.24	75,931	61	0.32
Total interest-earning assets	828,536	7,401	3.57	794,673	8,921	4.49
Noninterest-earning assets	30,410			34,687
Total Assets	$858,946			$829,360

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	216,707	110	0.20%	208,177	244	0.47%
Time deposits	366,660	1,116	1.22	385,293	1,322	1.37
Other borrowings	78,142	641	3.28	82,706	761	3.68
Total interest-bearing liabilities	661,509	1,867	1.13	676,176	2,327	1.38

Demand deposits	71,468			76,333
Noninterest-bearing liabilities	5,118			4,998
Stockholders' equity (5)	120,851			71,853

Total liabilities and stockholders' equity	$858,946			$829,360

Net interest income		$5,534			$6,594

Interest-rate spread (3)			2.44%			3.11%

Net interest margin (4)			2.67%			3.32%

Ratio of average interest-earning assets to average interest bearing liabilities	1.25			1.18

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the three months ended March 31, 2012 was $2.1 million, or $.15 per common share, compared to net income allocated to common stockholders of $280,000, or $.04 per common share, for the three months ended March 31, 2011. The net income allocated to common stockholders for the three months ended March 31, 2012 includes a benefit for income taxes of $269,000, or $.02 per common share. The net income allocated to common stockholders for the three months ended March 31, 2011 includes the accrual of dividends on our Series A Preferred Stock of $1.2 million, or $.17 per common share, and a benefit for income taxes of $218,000, or $.03 per common share.

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

For the quarter ended March 31, 2012, net interest income decreased by $1.1 million to $5.5 million from $6.6 million for the quarter ended March 31, 2011. The decrease in net interest income was primarily due to the decrease in the average yields earned on interest-earning assets to 3.57% in the 2012 period from 4.49% in the 2011 period. The decrease in net interest income was partially offset by the increase in the average amounts of total interest-earning assets to $828.5 million during the 2012 period from $794.7 million during the 2011 period, and the decrease in the average amounts of interest-bearing liabilities to $661.5 million during the 2012 period from $676.2 million during the 2011 period, and the decrease in the average rates paid on interest-bearing liabilities to 1.13% from 1.38% during the three months ended March 31, 2012 and 2011, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, was 2.44% and 3.11% during the three months ended March 31, 2012 and 2011, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.67% and 3.32% during the quarter ended March 31, 2012 and 2011, respectively. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amount of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended March 31, 2012 decreased by $1.5 million to $7.4 million from $8.9 million for the quarter ended March 31, 2011. The decrease in total interest income was due to the decrease in the overall average yields earned on the average amounts of interest-earning assets, partially offset by the increase in the average amounts of interest-earning assets.

The following table presents the composition of interest income for the indicated periods.

	Three Months Ended March 31,
	2012		2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$4,905	66.27%	$5,679	63.66%
Investment Securities	2,437	32.93	3,181	35.66
Other	59	0.80	61	0.68
Total Interest Income	$7,401	100.00%	$8,921	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 38.4% of the total amount of average interest-earning assets during the quarter ended March 31, 2012 from 44.4% of the total amount of average interest-earning assets during the quarter ended March 31, 2011. During the three months ended March 31, 2012, the average amounts of investment securities increased to 49.8% of total interest-earning assets from 46.0% of total interest-earning assets during the three months ended March 31, 2011. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At March 31, 2012, total non-performing loan assets were $627,000, comprised solely of non-accrual loans. At March 31, 2011, total non-performing loan assets were $3.4 million, comprised of $1.4 million of non-accrual loans and $2.0 million of accruing loans delinquent more than 90 days. Additions to non-performing loan assets, were such additions to occur, would have an adverse effect on our results of operations.

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par, therefore, its cost is equivalent to its redemption value. The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At March 31, 2012, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either March 31, 2012 or December 31, 2011.

Interest Expense. Total interest expense during the quarter ended March 31, 2012 decreased by $460,000 to $1.9 million from $2.3 million during the quarter ended March 31, 2011. The decrease in total interest expense was due to the decrease in the average amounts of interest-bearing liabilities, to $661.5 million during the 2012 quarter from $676.2 million during the 2011 quarter, and the decrease in the average rates paid on the average amounts of interest-bearing liabilities to 1.1% in the 2012 quarter from 1.4% in the 2011 quarter.

The following table presents the composition of interest expense for the indicated periods.

	Three Months Ended March 31,
	2012		2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$110	5.89%	$244	10.49%
Time Deposits	1,116	59.78	1,322	56.81
Borrowings and Subordinated Debt	641	34.33	761	32.70
Total Interest Expense	$1,867	100.00%	$2,327	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. For the three months ended March 31, 2012 and 2011, total non-interest income was $523,000 and $279,000, respectively. The increase was primarily due to the increase in the gains realized on the sale of investment securities.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three months ended March 31, 2012 and 2011 was $4.2 and $4.4 million, respectively.

The following table presents the components of non-interest expense for the indicated periods.

	Three Months Ended March 31,
	2012		2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,480	59.19	$2,435	55.20%
Net Occupancy Expense	584	13.94	565	12.81
Equipment Expense	78	1.86	82	1.86
FDIC Assessment	300	7.16	384	8.71
Data Processing Expense	112	2.67	109	2.47
Other	636	15.18	836	18.95
Total Non-Interest Expense	$4,190	100.00%	$4,411	100.00%

Provision (Benefit) for Income Tax. During the three-month period ended March 31, 2012, we recorded an income tax benefit of $269,000 compared to an income tax benefit of $218,000 during the three-month period ended March 31, 2011. The Company has net operating loss carry forwards which can be offset against current taxable income. In addition, the Company has significant valuation allowances on the deferred tax assets for remaining net operating loss carry forwards, a portion of which was released during the three-month period ended March 31, 2012 due to additional earnings. This release was the primary driver of the tax benefit recorded during the three-month period ended March 31, 2012.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through March 31, 2012, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first quarter of 2012. At March 31, 2012, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation, the New York State Department of Financial Services, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011

Average loans outstanding	$318,510	$352,867
Allowance at beginning of period	17,720	16,105
Charge-offs:
Commercial and other loans	—	2
Real estate loans	—	—

Total loans charged-off	—	2
Recoveries:
Commercial and other loans	—	21
Total loans recovered	—	21
Net (charge-offs) recoveries	—	19
Provision for loan losses charged to operating expenses	—	1,200
Allowance at end of period	$17,720	$17,324
Ratio of net (charge-offs) recoveries to average loans outstanding	0.00%	0.01%
Allowance as a percent of total loans	5.49%	4.94%
Total loans at end of period	$322,574	$350,499

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At March 31, 2012 and December 31, 2011, the Company had loans, net of unearned income, of $321.9 million and $317.0 million, respectively, and an allowance for loan losses of $17.7 million and $17.7 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At March 31, 2012 and December 31, 2011, $18.3 million and $15.6 million, respectively, or 5.9% and 4.9%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At March 31, 2012 and December 31, 2011, $104.0 million and $104.9 million, respectively, or 32.3% and 33.0%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At March 31, 2012, 8% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 92% were fixed-rate loans. At December 31, 2011, approximately 8% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 92% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At March 31, 2012 and December 31, 2011, $218.5 million and $212.9 million, respectively, or 68% and 67%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At March 31, 2012, the Bank was generally not permitted to make loans to one borrower in excess of approximately $22.1 million, with an additional amount of approximately $14.7 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single loan in an amount in excess of approximately $22.1 million. At March 31, 2012, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of March 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2012, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank's category.

The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2012. (dollars in thousands):

					To be well
					capitalized under
		For capital			prompt corrective
	Actual	adequacy purposes			action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total Capital (to Risk-Weighted Assets)
Company	$155,610	38.7%	$32,111	>8.0%	—	N/A
Bank	147,140	37.4%	31,479	>8.0%	$39,349	>10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	150,593	37.5%	16,055	>4.0%	—	N/A
Bank	142,113	36.1%	15,740	>4.0%	23,609	>6.0%
Tier I Capital (to Average Assets)
Company	150,593	17.5%	34,358	>4.0%	—	N/A
Bank	142,113	16.6%	34,350	>4.0%	42,938	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $422 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan. We have cash and cash equivalents totaling $123.2 million, or 13.9% of total assets at March 31, 2012. In addition, we have the capacity to borrow up to approximately $288 million from the Federal Reserve Bank and approximately $134 million from the FHLB-NY if the need should arise.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At March 31, 2012, the Company had cash of $1.2 million and investment securities with a fair market value of $2.5 million. However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, $14.9 million at March 31, 2012, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At March 31, 2012, the Bank had outstanding commitments of $371.6 million; including $5.0 million of borrowings, $4.3 million of operating leases, and $362.3 million of time deposits. These commitments include $278.7 million that mature or renew within one year, $91.8 million that mature or renew after one year and within three years, $1.1 million that mature or renew after three years and within five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of March 31, 2012, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended March 31, 2012, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income and (v) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE BANCORP INC.
(Registrant)

Date:	May 14, 2012	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income and (v) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

