Form 10-Q
period 2012-06-30
BERKSHIRE BANCORP INC /DE/
filed 2012-08-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of August 10, 2012, there were 14,416,198 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,270	$12,105
Interest bearing deposits	131,218	88,931
Total cash and cash equivalents	138,488	101,036
Investment Securities:
Available-for-sale	393,503	415,170
Held-to-maturity, fair value of $286 in 2012 and $293 in 2011	286	298
Total investment securities	393,789	415,468
Loans, net of unearned income	320,298	317,021
Less: allowance for loan losses	(17,718)	(17,720)
Net loans	302,580	299,301
Accrued interest receivable	2,979	3,224
Premises and equipment, net	7,321	7,474
Other assets	42,890	35,626
Total assets	$888,047	$862,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$75,717	$74,073
Interest bearing	605,100	584,819
Total deposits	680,817	658,892
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	3,794	6,139
Subordinated debt	22,681	22,681
Accrued interest payable	2,124	6,996
Other liabilities	2,178	1,893
Total liabilities	761,594	746,601

Stockholders' equity
Preferred stock - $.01 Par value:
2,000,000 shares authorized - none issued
Common stock - $.10 par value
Authorized — 25,000,000 shares
Issued — 14,416,198 shares
Outstanding —
June 30, 2012, 14,416,198 shares
December 31, 2011, 14,443,183 shares	1,442	1,444
Additional paid-in capital	143,903	143,900
Accumulated Deficit	(13,819)	(19,299)
Accumulated other comprehensive loss, net	(5,073)	(10,517)
Total stockholders' equity	126,453	115,528
Total liabilities and stockholders' equity	$888,047	$862,129

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including related fees	$4,882	$5,498	$9,787	$11,177
Investment securities	2,300	3,480	4,737	6,661
Interest bearing deposits	125	73	184	134
Total interest income	7,307	9,051	14,708	17,972
INTEREST EXPENSE
Deposits	1,174	1,543	2,400	3,109
Securities sold under agreements to repurchase	447	495	891	994
Interest expense on borrowings	144	250	341	512
Total interest expense	1,765	2,288	3,632	4,615
Net interest income	5,542	6,763	11,076	13,357
PROVISION FOR LOAN LOSSES	—	400	—	1,600
Net interest income after provision for loan losses	5,542	6,363	11,076	11,757
NON-INTEREST INCOME
Service charges on deposits accounts	148	110	234	237
Investment securities (losses) gains	(112)	(192)	108	(137)
Other income	85	43,067	302	43,164
Total non-interest income	121	42,985	644	43,264
NON-INTEREST EXPENSE
Salaries and employee benefits	2,380	2,399	4,860	4,834
Net occupancy expense	577	500	1,161	1,065
Equipment expense	88	78	166	160
FDIC assessment	300	268	600	652
Data processing expense	112	152	224	261
Other	696	911	1,332	1,747
Total non-interest expense	4,153	4,308	8,343	8,719
Income before provision for taxes	1,510	45,040	3,377	46,302
(Benefit) provision for income taxes	(1,834)	2,311	(2,103)	2,093
Net income	$3,344	$42,729	$5,480	$44,209
Dividends on preferred stock	—	1,200	—	2,400
Income allocated to common stockholders	$3,344	$41,529	$5,480	$41,809
Net income per common share:
Basic	$0.23	$5.89	$0.38	$5.93
Diluted	$0.23	$5.89	$0.38	$5.93
Number of shares used to compute net income per common share:
Basic	14,416	7,054	14,416	7,054
Diluted	14,416	7,054	14,416	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2012	2011
Net earnings	$5,480	$44,209
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $3,673 and $3,309,in 2012 and 2011, respectively	5,509	4,964
Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes (benefits) of $43 and $55, in 2012 and 2011, respectively	65	(82)

Comprehensive income	$10,924	$49,255

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

and COMPREHENSIVE INCOME (LOSS)

For The Six Months Ended June 30, 2012 and 2011

(In Thousands)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633
Net income							44,209		$44,209	44,209
Other comprehensive income net of taxes						5,046			5,046	5,046
Comprehensive income									$49,255
Cash dividends - Preferred Stock							(2,400)			(2,400)
Balance at June 30, 2011	7,698	60	$770	$1	$150,985	$(3,543)	$(23,314)	$(6,411)		$118,488

Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—		$115,528
Net income							5,480		$5,480	5,480
Other comprehensive income net of taxes						5,444			5,444	5,444
Comprehensive income									$10,924
Adjustment	(27)		(2)		3					1
Balance at June 30, 2012	14,416	—	$1,442	$—	$143,903	$(5,073)	$(13,819)	$—		$126,453

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$5,480	$44,209
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gains) losses on investment securities	(108)	137
Net amortization of premiums of investment securities	1,313	632
Depreciation and amortization	252	(211)
Provision for loan losses	—	1,600
Decrease in accrued interest receivable	245	221
(Increase) decrease in other assets	(7,264)	16,929
(Decrease) increase in accrued interest payable and other liabilities	(4,587)	9,979
Net cash (used in) provided by operating activities	(4,669)	73,496

Cash flows from investing activities:
Investment securities available for sale
Purchases	(228,191)	(249,474)
Sales, maturities and calls	254,097	188,664
Investment securities held to maturity
Maturities	12	9
Net (increase) decrease in loans	(3,279)	19,607
(Acquisition) disposition of premises and equipment	(99)	745
Net cash provided by (used in) investing activities	22,540	(40,449)

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2012	2011

Cash flows from financing activities:
Net increase in non interest bearing deposits	1,644	9,427
Net increase (decrease) in interest bearing deposits	20,281	(5,344)
Repayment of borrowings	(2,344)	(2,237)
Net cash provided by financing activities	19,581	1,846

Net increase in cash and cash equivalents	37,452	34,893
Cash and cash equivalents at beginning of period	101,036	79,117
Cash and cash equivalents at end of period	$138,488	$114,010

Supplemental disclosure of cash flow information:
Cash used to pay interest	$8,504	$4,724
Cash used to pay income taxes, net of refunds	$78	$2,618
Schedule of non-cash financing activities:
Dividends declared and not paid	$—	$2,400

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

The accompanying financial statements of Berkshire Bancorp Inc. and subsidiaries include the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 2. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the three and six-month periods ended June 30, 2012 and 2011, there were no potential dilutive shares. The following tables present the Company's calculation of income per common share:

	For The Three Months Ended
	June 30, 2012			June 30, 2011
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$3,344			$42,729
Dividends paid to preferred shareholders	—			(1,200)
Net income available to common stockholders	3,344	14,416	$0.23	41,529	7,054	$5.89

	For The Six Months Ended
	June 30, 2012			June 30, 2011
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$5,480			$44,209
Dividends paid to preferred shareholders	—			(2,400)
Net income available to common stockholders	5,480	14,416	$0.38	41,809	7,054	$5.93

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$17,907	5.6%	$15,660	4.9%
Secured by Real Estate
Residential	102,412	31.9	104,854	33.0
Multi family	13,931	4.3	12,169	3.8
Commercial Real Estate and Construction	186,016	58.0	183,819	57.9
Consumer	672	0.2	1,240	0.4
Total loans	320,938	100.0%	317,742	100.0%
Deferred loan fees	(640)		(721)
Allowance for loan losses	(17,718)		(17,720)
Loans, net	$302,580		$299,301

The Bank had $520,000 and $647,000 of non-accrual loans as of June 30, 2012 and December 31, 2011, respectively, and no loans delinquent more than ninety days and still accruing interest at both June 30, 2012 and December 31, 2011. The Bank did not foreclose on any loans during both the six months ended June 30, 2012 and the year ended December 31, 2011. The Bank classified the non-accrual loans as impaired loans at both June 30, 2012 and December 31, 2011. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $5.0 million and $5.2 million at June 30, 2012 and December 31, 2011, respectively.

Average impaired loans for the three and six months ended June 30, 2012 and 2011 were approximately $25.6 million and $25.6 million, respectively, and $3.6 million and $3.8 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $9,000 and $17,000 for the three and six months ended June 30, 2012, respectively, and $3,000 and $6,000 for the three and six months ended June 30, 2011, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In thousands)
Balance at beginning of period	$17,720	$17,324	$17,720	$16,105
Provision charged to operations	—	400	—	1,600
Loans charged-off	(2)	—	(2)	(2)
Recoveries	—	6	—	27
Balance at end of period	$17,718	$17,730	$17,718	$17,730

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Six Months Ended June 30, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	(2)								(2)
Recoveries
Provision	(275)	(199)	504	59	(408)	(27)	(63)	409	0
Ending balance	$673	$7,658	$1,113	$470	$6,082	$26	$63	$1,633	$17,718
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$673	$7,658	$1,113	$470	$6,082	$26	$63	$1,633	$17,718

Financing Receivables:
Ending balance	$15,348	$165,396	$20,620	$13,931	$102,412	$672	$2,559	$0	$320,938
Ending balance: individually evaluated for impairment	$0	$13,371	$9,750	$0	$2,348	$14	$0	$0	$25,483
Ending balance: collectively evaluated for impairment	$15,348	$152,025	$10,870	$13,931	$100,064	$658	$2,559	$0	$295,455

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Age Analysis of Past Due Loans

As of June 30, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$15,348	$15,348	$—
Construction	—	—	—	—	20,620	20,620	—
Commercial real estate	12	16	—	28	165,368	165,396	—
Consumer	—	—	—	—	467	467	—
Overdrafts	—	—	—	—	205	205	—
Residential - prime	—	—	520	520	101,892	102,412	—
Residential - multi family	—	—	—	—	13,931	13,931	—
Finance leases	—	—	—	—	2,559	2,559	—
Total	$12	$16	$520	$548	$320,390	$320,938	$—

Age Analysis of Past Due Loans

As of December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$11	$—	$122	$133	$10,873	$11,006	$—
Construction	—	—	—	—	14,804	14,804	—
Commercial real estate	21	—	—	21	168,994	169,015	—
Consumer	—	—	—	—	778	778	—
Overdrafts	—	—	—	—	462	462	—
Residential - prime	63	—	525	588	104,266	104,854	—
Residential - multi family	—	—	—	—	12,169	12,169	—
Finance leases	—	—	—	—	4,654	4,654	—
Total	$95	$—0	$647	$742	$317,000	$317,742	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Impaired Loans

For the Six Months Ended June 30, 2012

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	9,750	9,750	—	9,786	336	—
Commercial real estate	13,371	13,371	—	13,483	449	—
Consumer	14	14	—	15	—	—
Residential - prime	2,348	2,348	—	2,362	43	17
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$25,483	$25,483	$—	$25,646	$828	$17
Commercial	23,121	23,121	—	23,269	785	—
Consumer	14	14	—	15	—	—
Residential	2,348	2,348	—	2,362	43	17
Finance leases	—	—	—	—	—	—

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. - (continued)

Loans on Nonaccrual Status

As of

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial & industrial	$—	$122
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	520	525
Residential - multi family	—	—
Finance leases	—	—
Total	$520	$647

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Six Months Ended June 30, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$15,192	$10,870	$124,651
Watch	—	—	8,475
Special Mention	—	—	20,214
Substandard	156	9,750	12,056
Total	$15,348	$20,620	$165,396

	Residential	Residential Multi Family
Grade:
Pass	$94,125	$13,931
Watch	722	—
Special Mention	1,544	—
Substandard	6,021	—
Total	$102,412	$13,931

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$205	$467	$2,559
Nonperforming	—	—	—
Total	$205	$467	$2,559

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

	Loan Modifications (Dollars in Thousands)

	As of June 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential - prime	8	$2,362	$2,362
Commercial Real Estate	4	1,314	1,314
	12	$3,676	$3,676

	As of December 31, 2011
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential	8	$2,388	$2,388
Commercial Real Estate	3	1,326	1,326
	11	$3,714	$3,714

The loans restructured during the six months ended June 30, 2012 were restructured by extending maturity dates or reducing interest rates. No loans were restructured into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. Investment Securities

The following is a summary of held to maturity investment securities as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Mortgage-backed securities	$286	$—	$—	$286

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$298	$1	$(6)	$293

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The following is a summary of available-for-sale investment securities as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$84,988	$37	$(6)	$85,019
U.S. Government Agencies	123,606	722	(21)	124,307
Mortgage-backed securities	120,950	2,836	(420)	123,366
Corporate notes	10,124	90	(5)	10,209
Municipal securities	2,706	263	(428)	2,541
Auction rate securities	58,200	—	(12,087)	46,113
Marketable equity securities and other	2,201	4	(257)	1,948
Totals	$402,775	$3,952	$(13,224)	$393,503

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	2,284	—	(45)	2,239
Totals	$434,125	$3,504	$(22,459)	$415,170

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Preferred Shares of Money Center Banks	$58,200	$46,113	$63,700	$42,495
Public Utility Debt and Equity Securities	—	—	2,000	2,000
Totals	$58,200	$46,113	$65,700	$44,495

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of June 30, 2012 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At June 30, 2012 and December 31, 2011, the amortized cost of our auction rate securities was $58.2 million and $65.7 million, respectively. The fair value of the auction rate securities was $46.1 million and $44.5 million at June 30, 2012 and December 31, 2011, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of June 30, 2012, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through June 30, 2012, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus. Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At June 30, 2012, we had four auction rate securities and three preferred stock issues with an aggregate fair market value of $27.6 million which were below investment grade. At December 31, 2011, we had four auction rate securities with an aggregate fair market value of $15.3 million which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of June 30, 2012, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During the six months ended June 30, 2012 and the year ended December 31, 2011, $2.0 million and zero auction rate securities, respectively, were redeemed.

There has been one credit rating down grade on our auction rate securities subsequent to December 31, 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

At June 30, 2012 and December 31, 2011, the Company owned preferred and common stock (collectively "equity securities"), with an amortized cost of $2.2 million and $2.3 million, respectively. The fair value of the equity securities was $1.9 million and $2.2 million at June 30, 2012 and December 31, 2011, respectively.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at June 30, 2012 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$14,956	$6	$—	$—	$14,956	$6
U.S. Government Agencies	9,968	20	26	1	9,994	21
Mortgage-backed securities	8,791	67	9,181	353	17,972	420
Corporate notes	1,774	5	—	—	1,774	5
Auction rate securities	—	—	46,113	12,087	46,113	12,087
Municipal securities	—	—	427	428	427	428
Subtotal, debt securities	35,489	98	55,747	12,869	91,236	12,967
Marketable equity securities and other	763	236	40	21	803	257
Total temporarily impaired securities	$36,252	$334	$55,787	$12,890	$92,039	$13,224

The Company had a total of 46 debt securities with a fair market value of $91.2 million which were temporarily impaired at June 30, 2012. The total unrealized loss on these securities was $13.0 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 4 equity securities with a fair market value of $803,000 and an unrealized loss of $257,000. The remaining unrealized loss of $12.1 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 15.6% of total assets at June 30, 2012. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$73,648	$73,698	$—	$—
Due after one through five years	42,223	42,474	—	—
Due after five through ten years	46,111	46,940	—	—
Due after ten years	180,392	182,330	286	286
Auction rate securities	58,200	46,113	—	—
Marketable equity securities and other	2,201	1,948	—	—
Totals	$402,775	$393,503	$286	$286

Gross gains realized on the sales of investment securities for the six months ended June 30, 2012, and 2011 were approximately $785,000 and $4.1 million, respectively. Gross losses realized for the six months ended June 30, 2012 and 2011 were approximately $677,000 and $4.3 million, respectively.

At both June 30, 2012 and December 31, 2011, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $59.3 million and $55.6 million, respectively. As of June 30, 2012 and December 31, 2011, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Six Months Ended June 30, 2012		Twelve Months Ended December 31, 2011
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$72,182	—	$76,900	—
NOW and money market	26,515	0.23%	25,688	0.36%
Savings deposits	198,061	0.18	191,316	0.40
Time deposits	366,002	1.20	379,860	1.34
Total deposits	$662,760	0.72%	$673,764	0.87%

Note 6. Other Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Six Months Ended
	June 30, 2012			June 30, 2011
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$9,182	$(3,673)	$5,509	$8,273	$(3,309)	$4,964
Less reclassification adjustment for gains (losses) realized in net income	108	(43)	65	(137)	55	(82)
Unrealized gain (loss) on investment securities	9,074	(3,630)	5,444	8,410	(3,364)	5,046
Other comprehensive income, net	$9,074	$(3,630)	$5,444	$8,410	$(3,364)	$5,046

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2012 and December 31, 2011 are outlined below.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 7. - (continued)

	June 30, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$393,789	$393,788	$415,468	$415,463
Loans, net of unearned income	320,298	316,128	317,021	359,989
Time Deposits	366,232	367,919	369,259	371,266
Repurchase Agreements	50,000	51,717	50,000	52,432
Borrowings	3,794	3,843	6,139	6,256
Subordinated debt	22,681	22,681	22,681	22,681

For cash and cash equivalents, the recorded book values of $138.5 million and $101.0 million at June 30, 2012 and December 31, 2011, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

The net loan portfolio at June 30, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both June 30, 2012 and December 31, 2011.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 7. - (continued)

Assets measured at fair value at June 30, 2012 and at December 31, 2011 are summarized below.

	At June 30, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2012
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$25,483	$25,483
Investment securities available for sale: (2)
U.S. Treasury Notes	85,019	—	—	85,019
U.S. Government Agencies	—	124,307	—	124,307
Mortgage-backed securities	—	123,366	—	123,366
Corporate notes	10,209	—	—	10,209
Municipal securities	2,541	—	—	2,541
Auction rate securities	—	—	46,113	46,113
Marketable equity securities and other	66	1,882	—	1,948
Total Investment securities available for sale	97,835	249,555	46,113	393,503
Total assets	$97,835	$249,555	$71,596	$418,986

(1) Non-recurring basis

(2) Recurring basis

The above table includes $9.3 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at June 30, 2012, and determined that the unrealized losses are temporary.

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

(1) Non-recurring basis

(2) Recurring basis

The above table includes $19.0 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at December 31, 2011, and determined that the unrealized losses are temporary.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2012	$44,495
Total gains/losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	9,118
Purchases	—
Sales	(7,500)
Issuances	—
Settlements	—
Redemptions	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, June 30, 2012	$46,113

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$—

Note 8. New Accounting Pronouncements

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

In December 2011, the FASB issued ASU No. 2011-11, which amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a material effect on the Company's results of operations or financial condition.

Note 9. Subsequent Events

On April 2, 2012, we received a notice from the Federal Reserve Bank of New York stating that they do not object to the Company's request to redeem $15.5 million of Floating Rate Junior Subordinated Debt Securities Due 2034. Accordingly, on July 23, 2012, we redeemed said security.

We evaluated subsequent events under ASC Topic 855, Subsequent Events. We did not identify any items which would require disclosure in or adjustment to the interim financial statements except as disclosed in Form 10-Q as of and for the period ended June 30, 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

We did not record a provision for loan losses during the three and six- month periods ended June 30, 2012, compared to a provision for loan losses of $400,000 and $1.6 million recorded during the three and six-month periods ended June 30, 2011, respectively. We deemed this appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

Net income, before benefit for income taxes, for the three and six months ended June 30, 2012 was $1.5 million and $3.4 million, respectively, compared to net income, before dividends on our Series A Preferred Stock and before the provision for income taxes, for the three and six months ended June 30, 2011 of $45.0 million and $46.3 million, respectively. Net income for the three and six months ended June 30, 2011 includes a one time gain of $42.5 million. No Series A Preferred Stock was outstanding during the three and six months ended June 30, 2012. Net income allocated to common stockholders, after the benefit for income taxes, was $3.3 million and $5.5 million for the three and six months ended June 30, 2012, respectively, compared to net income allocated to common stockholders, including dividends on our Series A Preferred Stock and the provision for income taxes, of $41.5 million and $41.8 million for the three and six months ended June 30, 2011, respectively.

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

	For The Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$322,629	$4,882	6.05%	$346,118	$5,498	6.35%
Investment securities	419,466	2,300	2.19	387,685	3,480	3.59
Other (2)(5)	108,948	125	0.46	96,914	73	0.30
Total interest-earning assets	851,043	7,307	3.43	830,717	9,051	4.36
Noninterest-earning assets	26,366			31,032
Total Assets	$877,409			$861,749

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	232,445	97	0.17%	212,469	238	0.45%
Time deposits	365,344	1,077	1.18	386,614	1,305	1.35
Other borrowings	76,973	591	3.07	81,582	745	3.65
Total interest-bearing liabilities	674,762	1,765	1.05	680,665	2,288	1.34

Demand deposits	72,897			80,293
Noninterest-bearing liabilities	4,727			6,241
Stockholders' equity (5)	125,023			94,550

Total liabilities and stockholders' equity	$877,409			$861,749

Net interest income		5,542			6,763

Interest-rate spread (3)			2.38%			3.02%

Net interest margin (4)			2.60%			3.26%

Ratio of average interest-earning assets to average interest bearing liabilities	1.26			1.22

______________________

(1)Includes nonaccrual loans.

(2)Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Six Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$320,569	$9,787	6.11%	$349,474	$11,177	6.40%
Investment securities	415,576	4,737	2.28	376,623	6,661	3.54
Other (2)(5)	103,644	184	0.71	86,699	134	0.31
Total interest-earning assets	839,789	14,708	3.50	812,796	17,972	4.42
Noninterest-earning assets	28,391			32,851
Total Assets	$868,180			$845,647

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	224,576	207	0.18%	210,335	500	0.48%
Time deposits	366,002	2,193	1.20	385,957	2,609	1.35
Other borrowings	77,557	1,232	3.18	82,141	1,506	3.67
Total interest-bearing liabilities	668,135	3,632	1.09	678,433	4,615	1.36

Demand deposits	72,182			78,324
Noninterest-bearing liabilities	4,923			5,643
Stockholders' equity (5)	122,940			83,247

Total liabilities and stockholders' equity	$868,180			$845,647

Net interest income		11,076			13,357

Interest-rate spread (3)			2.41%			3.06%

Net interest margin (4)			2.64%			3.29%

Ratio of average interest-earning assets to average interest bearing liabilities	1.26			1.20

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

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the three and six-month periods ended June 30, 2012 was $3.3 million and $5.5 million, respectively, or $0.23 and $0.38 per common share, respectively. Net income allocated to common stockholders for the three and six-month periods ended June 30, 2011 was $41.5 million and $41.8 million, respectively, or $5.89 and $5.93 per common share, respectively.

The net income allocated to common stockholders for the three and six months ended June 30, 2012 includes a benefit for income taxes of $1.8 million and $2.1 million, respectively, or $.13 and $.15 per common share, respectively. The net income allocated to common stockholders for the three and six months ended June 30, 2011 includes (i) the accrual of dividends on our Series A Preferred Stock of $1.2 million and $2.4 million, respectively, or $.17 and $.34 per common share, respectively, (ii) a provision for income taxes of $2.3 million and $2.1 million, respectively, or $.33 and $.30 per common share, respectively, and (iii) a one-time settlement payment of $42.5 million, or $6.02 per common share.

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

For the three and six-month periods ended June 30, 2012, net interest income was $5.5 million and $11.1 million, respectively, compared to net interest income of $6.8 million and $13.4 million, respectively, for the three and six-month periods ended June 30, 2011. The decrease in net interest income during the 2012 periods was primarily due to the decrease in the average yields earned on total interest-earning assets, partially offset by the increase in the average amounts of interest-earning assets, the decrease in the average amounts of total interest-bearing liabilities and the decrease in the average rates paid on interest-bearing liabilities.

The average yields earned on total interest-earning assets declined to 3.43% and 3.50% during the three and six-month periods ended June 30, 2012, respectively, from 4.36% and 4.42% during the three and six-month periods ended June 30, 2011, respectively. The average rates paid on total interest-bearing liabilities declined to 1.05% and 1.09% during the three and six-month periods ended June 30, 2012, respectively, from 1.34% and 1.36% during the three and six-month periods ended June 30, 2011, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 2.38% and 2.41% during the three and six-month periods ended June 30, 2012, respectively, from 3.02% and 3.06% during the three and six-month periods of 2011, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.60% and 2.64% for the three and six months ended June 30, 2012, respectively, compared to 3.26% and 3.29% during the three and six months ended June 30, 2011. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of our total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended June 30, 2012 decreased by $1.8 million to $7.3 million from $9.1 million for the quarter ended June 30, 2011. The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.43% during the 2012 quarter from 4.36% during the 2011 quarter, and the decrease in the average amount of higher yielding loans to $322.6 million during the 2012 quarter from $346.1 million during the 2011 quarter.

Total interest income for the six months ended June 30, 2012 decreased by $3.3 million to $14.7 million from $18.0 million for the six months ended June 30, 2011. The decrease was due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.50% during the 2012 six-month period from 4.42% during the 2011 six-month period, and the decrease in the average amount of higher yielding loans to $320.6 million during the 2012 period from $349.5 million during the 2011 period.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended June 30,
	2012		2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$4,882	66.81%	$5,498	60.74%
Investment Securities	2,300	31.48	3,480	38.45
Other	125	1.71	73	0.81
Total Interest Income	$7,307	100.00%	$9,051	100.00%

	Six Months Ended June 30,
	2012		2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$9,787	66.54%	$11,177	62.19%
Investment Securities	4,737	32.21	6,661	37.06
Other	184	1.25	134	0.75
Total Interest Income	$14,708	100.00%	$17,972	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 37.9% and 38.2% of our total amount of average interest-earning assets during the three and six month-periods ended June 30, 2012, respectively, from 41.7% and 43.0% during the three and six month-periods ended June 30, 2011, respectively. The average amounts of investment securities increased to 49.3% and 49.5% of total average interest-earning assets during the three and six-month periods ended June 30, 2012, respectively, from 46.7% and 46.3% during the three and six-month periods ended June 30, 2011, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At June 30, 2012 and 2011, total non-performing loan assets were $520,000 and $3.4 million, respectively, of non-accrual loans. Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations. The effect of the decrease in non-accrual loans in 2012 from 2011 was negligible.

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par, therefore, its cost is equivalent to its redemption value. The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At June 30, 2012, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either June 30, 2012 or December 31, 2011.

Interest Expense. Total interest expense for the quarter ended June 30, 2012 decreased by $500,000 to $1.8 million from $2.3 million for the quarter ended June 30, 2011. The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.05% in the 2012 quarter from 1.34% in the 2011 quarter, and the decrease in the average amounts of interest-bearing liabilities to $674.8 million for the quarter ended June 30, 2012 from $680.7 million for the quarter ended June 30, 2011.

Total interest expense for the six-month period ended June 30, 2012 decreased by $1.0 million to $3.6 million from $4.6 million for the six-month period ended June 30, 2011. The decrease in total interest expense was due to the decrease in the average rates paid on the average amount of interest-bearing liabilities to 1.09% during the 2012 six-month period from 1.36% during the 2011 six-month period, and the decrease in the average amounts of interest-bearing liabilities to $668.1 million from $678.4 million during the six months ended June 30, 2012 and 2011, respectively.

The following tables present the components of interest expense for the indicated periods:

	Three Months Ended June 30,
	2012		2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$97	5.50%	$238	10.40%
Time Deposits	1,077	61.02	1,305	57.04
Other Borrowings	591	33.48	745	32.56
Total Interest Expense	$1,765	100.00%	$2,288	100.00%

	Six Months Ended June 30,
	2012		2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$207	5.70%	$500	10.83%
Time Deposits	2,193	60.38	2,609	56.53
Other Borrowings	1,232	33.92	1,506	32.64
Total Interest Expense	$3,632	100.00%	$4,615	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. Total non-interest income for the three and six months ended June 30, 2012 was $121,000 and $644,000 million, respectively. For the three and six months ended June 30, 2011, total non-interest income amounted to $43.0 million and $43.3 million, respectively.

In May 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio. Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million which was included in other non-interest income. Excluding the settlement payment of $42.5 million, total non-interest income for the three and six months ended June 30, 2011 was approximately $500,000 and $800,000, respectively.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six months ended June 30, 2012 was $4.2 million and $8.3 million, respectively, compared to $4.3 million and $8.7 million for the three and six months ended June 30, 2011, respectively.

The following tables present the components of non-interest expense for the indicated periods:

	Three Months Ended June 30,
	2012		2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,380	57.31%	$2,399	55.68%
Net Occupancy Expense	577	13.89	500	11.61
Equipment Expense	88	2.12	78	1.81
FDIC Assessment	300	7.22	268	6.22
Data Processing Expense	112	2.70	152	3.53
Other	696	16.76	911	21.15
Total Non-Interest Expense	$4,153	100.00%	$4,308	100.00%

	Six Months Ended June 30,
	2012		2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$4,860	58.25%	$4,834	55.44%
Net Occupancy Expense	1,161	13.92	1,065	12.21
Equipment Expense	166	1.99	160	1.84
FDIC Assessment	600	7.19	652	7.48
Data Processing Expense	224	2.68	261	2.99
Other	1,332	15.97	1,747	20.04
Total Non-Interest Expense	$8,343	100.00%	$8,719	100.00%

Provision (Benefit) for Income Tax. During the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $1.8 million and $2.1 million, respectively, compared to income tax expense of $2.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2011. The Company has net operating loss carry forwards which can be offset against current taxable income. In addition, the Company had significant valuation allowances on the deferred tax asset for the remaining net operating loss carry forwards. The valuation allowance was released during the three and six-month periods ended June 30, 2012 due to additional current earnings and the expectation that we will recognize the remaining benefit of the net operating loss carry forwards within the next few years. This release was the primary driver of the tax benefits recorded during the three and six months ended June 30, 2012. The tax expense recorded during the three and six months ended June 30, 2011 mainly relates to changes in deferred taxes.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through June 30, 2012, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first and second quarters of 2012. At June 30, 2012, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average loans outstanding	$322,629	$346,118	$320,569	$349,474
Allowance at beginning of period	17,720	17,324	17,720	16,105
Charge-offs:
Commercial and other loans	2	—	2	2
Real estate loans	—	—	—	—
Total loans charged-off	2	—	2	2
Recoveries:
Commercial and other loans	—	6	—	27
Real estate loans	—	—	—	—
Total loans recovered	—	6	—	27
Net recoveries (charge-offs)	(2)	6	(2)	25
Provision for loan losses charged to operating expenses	—	400	—	1,600
Allowance at end of period	17,718	17,730	17,718	17,730
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	0.00%	0.01%
Allowance as a percent of total loans	5.52%	5.10%	5.52%	5.10%
Total loans at end of period	$320,938	$347,583	$320,938	$347,583

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2012 and December 31, 2011, the Company had loans, net of unearned income, of $320.3 million and $317.0 million, respectively, and an allowance for loan losses of $17.7 million and $17.7 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At June 30, 2012 and December 31, 2011, $17.9 million and $15.7 million, respectively, or 5.6% and 4.9%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At June 30, 2012 and December 31, 2011, $102.4 million and $104.9 million, respectively, or 31.9% and 33.0%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At June 30, 2012, 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans. At December 31, 2011, approximately 8% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 92% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At June 30, 2012 and December 31, 2011, $218.5 million and $212.9 million, respectively, or 68% and 67%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At June 30, 2012, the Bank was generally not permitted to make loans to one borrower in excess of approximately $21.6 million, with an additional amount of approximately $14.4 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single loan in an amount in excess of approximately $21.6 million. At June 30, 2012, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of June 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2012, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank's category.

The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2012 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2012
Total Capital (to Risk-Weighted Assets)
Company	$157,420	39.6%	$31,814	>8.0%	—	N/A
Bank	144,148	37.0%	31,158	>8.0%	$38,948	>10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	152,449	38.3%	15,907	>4.0%	—	N/A
Bank	139,127	35.7%	15,579	>4.0%	23,369	>6.0%

Tier I Capital (to Average Assets)
Company	152,449	17.4%	35,096	>4.0%	—	N/A
Bank	139,127	16.0%	34,814	>4.0%	43,518	>5.0%

RECENT PROPOSED CHANGES TO REGULATORY CAPITAL RULES

During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The NPRs include numerous revisions to the existing capital regulations, including, but not limited, to the following:

*	Revises the definition of regulatory capital components and related calculations.

*	Adds a new common equity tier 1 capital ratio.

*	Increases the minimum tier 1 capital ratio requirement from 4 percent to 6 percent.

*	Incorporates the revised regulatory capital requirements into the Prompt Corrective Action framework.

*	Implements a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity tier 1 capital in addition to those needed to meet its minimum risk-based capital requirements.

*	Provides a transition period for several aspects of the proposed rule, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

*	Revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features.

*	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.

*	Removes references to credit ratings consistent with Section 939A of the Dodd-Frank Act.

*	Establishes due diligence requirements for securitization exposures.

The proposed NPRs will result in the Company, in addition to the Bank, becoming subject to capital requirements. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Bank would meet the requirements of the NPRs to be considered well-capitalized.

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $414 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan. We have cash and cash equivalents totaling $138.5 million, or 15.6% of total assets at June 30, 2012. In addition, we have the capacity to borrow up to approximately $125 million from the Federal Reserve Bank and approximately $289 million from the FHLB-NY if the need should arise.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At June 30, 2012, the Company had cash of $634,000 and investment securities with a fair market value of $2.6 million. However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, $10.3 million at June 30, 2012, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At June 30, 2012, the Bank had outstanding commitments of $374.1 million; including $3.8 million of borrowings, $4.1 million of operating leases, and $366.0 million of time deposits. These commitments include $278.4 million that mature or renew within one year, $94.8 million that mature or renew after one year and within three years, $917,000 that mature or renew after three years and within five years and none that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of June 30, 2012, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended June 30, 2012, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE BANCORP INC.
(Registrant)

Date:	August 14, 2012	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

