Form 10-Q
period 2012-09-30
BERKSHIRE BANCORP INC /DE/
filed 2012-11-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012, there were 14,416,198 outstanding shares of the issuer's Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences; (vi) changes in banking technology; (vii) ability to maintain key members of management; (viii) possible disruptions in the Company's operations at its banking facilities; (ix) cost of compliance with new corporate governance requirements, rules and regulations; (x) the potential impact on our operations and customers resulting from natural or man-made disasters, including the potential impact of Hurricane Sandy; and other factors referred to in this Quarterly Report and in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$5,260	$12,105
Interest bearing deposits	100,019	88,931
Total cash and cash equivalents	105,279	101,036
Investment Securities:
Available-for-sale	398,679	415,170
Held-to-maturity, fair value of $274 in 2012 and $293 in 2011	281	298
Total investment securities	398,960	415,468
Loans, net of unearned income	308,900	317,021
Less: allowance for loan losses	(13,525)	(17,720)
Net loans	295,375	299,301
Accrued interest receivable	3,414	3,224
Premises and equipment, net	7,241	7,474
Other assets	37,002	35,626
Total assets	$847,271	$862,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$78,823	$74,073
Interest bearing	572,171	584,819
Total deposits	650,994	658,892
Securities sold under agreements to repurchase	50,000	50,000
Borrowings	2,672	6,139
Subordinated debt	7,217	22,681
Accrued interest payable	1,722	6,996
Other liabilities	2,259	1,893
Total liabilities	714,864	746,601

Stockholders' equity
Preferred stock - $.01 Par value: 2,000,000 shares authorized - none issued
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 14,416,198 shares Outstanding — September 30, 2012, 14,416,198 shares December 31, 2011, 14,443,183 shares	1,442	1,444
Additional paid-in capital	143,903	143,900
Accumulated Deficit	(10,636)	(19,299)
Accumulated other comprehensive loss, net	(2,302)	(10,517)
Total stockholders' equity	132,407	115,528
Total liabilities and stockholders' equity	$847,271	$862,129

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Data)
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including related fees	$4,658	$5,229	$14,445	$16,406
Investment securities	2,406	3,240	7,143	9,901
Interest bearing deposits	59	65	243	199
Total interest income	7,123	8,534	21,831	26,506
INTEREST EXPENSE
Deposits	1,144	1,503	3,544	4,612
Securities sold under agreements to repurchase	446	481	1,337	1,475
Interest expense on borrowings	69	240	410	752
Total interest expense	1,659	2,224	5,291	6,839
Net interest income	5,464	6,310	16,540	19,667
PROVISION FOR LOAN LOSSES	(4,193)	—	(4,193)	1,600
Net interest income after provision for loan losses	9,657	6,310	20,733	18,067
NON-INTEREST INCOME
Service charges on deposit accounts	110	127	344	364
Investment securities gains	61	1,100	169	963
Other income	595	82	897	43,246
Total non-interest income	766	1,309	1,410	44,573
NON-INTEREST EXPENSE
Salaries and employee benefits	2,263	2,243	7,123	7,077
Net occupancy expense	567	921	1,728	1,986
Equipment expense	86	76	252	236
FDIC assessment	300	300	900	952
Data processing expense	112	74	336	335
Other	652	728	1,984	2,475
Total non-interest expense	3,980	4,342	12,323	13,061
Income before provision for taxes	6,443	3,277	9,820	49,579
Provision for income taxes	3,260	281	1,157	2,374
Net income	$3,183	$2,996	$8,663	$47,205
Dividends on preferred stock	—	1,200	—	3,600

Income (loss) allocated to common stockholders	$3,183	$1,796	$8,663	$43,605
Net income (loss) per common share:
Basic	$.22	$.25	$.60	$6.18
Diluted	$.22	$.25	$.60	$6.18

Number of shares used to compute net income (loss) per common share:
Basic	14,416	7,054	14,416	7,054
Diluted	14,416	7,054	14,416	7,054

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2012	2011
Net earnings	$8,663	$47,205
Other comprehensive income, net of tax:
Unrealized gains (losses) on available- for-sale securities, net of taxes (benefits) of $5,409 and ($1,203), in 2012 and 2011, respectively	8,114	(1,805)
Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes of $68 and $385, in 2012 and 2011, respectively	101	578

Comprehensive income	$16,878	$45,978

The accompanying notes are an integral part of these statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Nine Months Ended September 30, 2012 and 2011
(Dollars In Thousands, Except Share Data)
(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Comprehensive income (loss)	Total stockholders' equity
Balance at December 31, 2010	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)		$71,633
Net income							47,205		47,205	47,205
Other comprehensive loss netof taxes						(1,227)			(1,227)	(1,227)
Comprehensive income									$45,978
Cash dividends - Preferred Stock							(3,600)			(3,600)
Balance at September 30, 2011	7,698	60	$770	$1	$150,985	$(9,816)	$(21,518)	$(6,411)		$114,011

Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—		$115,528
Net income							8,663		8,663	8,663
Other comprehensive income netof taxes						8,215			8,215	8,215
Comprehensive income									$16,878
Adjustment	(27)		(2)		3					1
Balance at September 30, 2012	14,416	—	$1,442	$—	$143,903	$(2,302)	$(10,636)	$—		$132,407

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,663	$47,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on investment securities	(169)	(963)
Net amortization of premiums of investment securities	1,833	838
Depreciation and amortization	373	352
Provision for loan losses	(4,193)	1,600
(Increase) decrease in accrued interest receivable	(190)	303
(Increase) decrease in other assets	(1,376)	11,857
(Decrease) increase in accrued interest payable and other liabilities	(4,908)	2
Net cash provided by operating activities	33	61,194

Cash flows from investing activities:
Investment securities available for sale
Purchases	(382,025)	(385,431)
Sales, maturities and calls	405,068	319,758
Investment securities held to maturity
Maturities	17	15
Net decrease in loans	8,119	35,299
(Acquisition) sale of premises and equipment	(140)	216
Net cash provided by (used in) investing activities	31,039	(30,143)

Cash flows from financing activities:
Net increase in non interest bearing deposits	4,750	4,648
Net decrease in interest bearing deposits	(12,648)	(24,547)
Repayment of borrowings	(18,931)	(3,372)
Net cash (used in) financing activities	(26,829)	(23,271)

Net increase in cash and cash equivalents	4,243	7,780
Cash and cash equivalents at beginning of period	101,036	79,117
Cash and cash equivalents at end of period	$105,279	$86,897

Supplemental disclosure of cash flow information:
Cash used to pay interest	$10,565	$6,536
Cash used to pay income taxes, net of refunds	$(2)	$(2,810)
Schedule of non-cash financing activities:
Dividends declared and not paid	$—	$3,600

The accompanying notes are an integral part of these statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2012 and 2011
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

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2012 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2011 Annual Report on Form 10-K.

Subordinated Debt

In April 2012, we received a notice from the Federal Reserve Bank of New York stating that they do not object to the Company's request to redeem $15.5 million of Floating Rate Junior Subordinated Debt Securities Due 2034. On July 23, 2012, we redeemed said security, including accrued interest.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2.	Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the nine-month periods ended September 30, 2012 and 2011, there were no potential dilutive shares. The following tables present the Company's calculation of income per common share:

	For The Three Months Ended
	September 30, 2012			September 30, 2011
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$3,183			$2,996
Dividends paid to preferred shareholders	—			(1,200)
Net income available to common stockholders	$3,183	14,416	$.22	$1,796	7,054	$.25

	For The Nine Months Ended
	September 30, 2012			September 30, 2011
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings (loss) per common share
Net income (loss)	$8,663			$47,205
Dividends paid to preferred shareholders	—			(3,600)
Net income (loss) available to common stockholders	$8,663	14,416	$.60	$43,605	7,054	$6.18

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3.	Income Taxes

The tax effect of the principal temporary differences at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Net deferred tax assets
Loan loss provision	$6,089	$7,992
Depreciation	(823)	(303)
Non accrual interest	128	104
Net operating loss	7,324	9,483
Other	789	402
Other than temporary impairment	—	425
Valuation reserve	—	(3,912)
Unrealized loss on investment securities	5,477	6,445
Net deferred tax assets included in other assets	$18,984	$20,636

As of September 30, 2012 and December 31, 2011, the Company had $20.1 million and $24.4 million, respectively, of net operating losses ("NOL's") available to offset future taxable income for federal income tax purposes. The NOL's will begin to expire in 2029.

For the fiscal year ended December 31, 2011, the Company recorded a valuation reserve of $3.9 million relating primarily to NOL's. During the six months ended June 30, 2012, the valuation reserve was released due to additional current earnings and the expectation that we will recognize the remaining benefit of the NOL's within the next few years. Of the remaining deferred tax asset, management has determined that it is more likely than not that we will realize the net deferred tax asset based upon the nature and timing of the items referred to above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset. However, there can be no assurance that such levels of taxable income will be generated.

In the normal course of business, the Company's Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service (the "IRS") under the statute of limitations for years after 2008. The Company is currently undergoing an examination by the IRS for the years 2008 and 2009. This examination has not yet been completed, however, no significant issues have been raised and we do not expect material adjustments.

The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2012 and December 31, 2011, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine months ended September 30, 2012 or the year ended December 31, 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4.	Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$15,967	5.2%	$15,660	4.9%
Secured by Real Estate
Residential	98,347	31.8	104,854	33.0
Multi family	14,593	4.7	12,169	3.8
Commercial Real Estate and Construction	178,516	57.6	183,819	57.9
Consumer	2,073	0.7	1,240	0.4
Total loans	309,496	100.0%	317,742	100.0%
Deferred loan fees	(596)		(721)
Allowance for loan losses	(13,525)		(17,720)
Loans, net	$295,375		$299,301

The Bank had $511,000 and $647,000 of non-accrual loans as of September 30, 2012 and December 31, 2011, respectively, and no loans delinquent more than ninety days and still accruing interest at both September 30, 2012 and December 31, 2011. The Bank did not foreclose on any loans during both the nine months ended September 30, 2012 and the year ended December 31, 2011. The Bank classified the non-accrual loans as impaired loans at both September 30, 2012 and December 31, 2011. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $4.8 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively.

Average impaired loans for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 were approximately $31.9 million and $27.4 million, respectively, and $22.8 million and $16.9 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was $8,000 and $25,000 for the three and nine months ended September 30, 2012, respectively, and $6,000 and $9,000 for the three and nine months ended September 30, 2011, respectively.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$17,718	$17,730	$17,720	$16,105
Provision charged to operations	(4,193)	—	(4,193)	1,600
Loans charge-offs	—	—	(2)	(2)
Recoveries	—	—	—	27
Balance at end of period	$13,525	$17,730	$13,525	$17,730

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Allowance for Credit Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2012
(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	(2)								(2)
Recoveries
Provision	(297)	(1,433)	512	82	(1,779)	29	(83)	(1,224)	(4,193)
Ending balance	$651	$6,424	$1,121	$493	$4,711	$82	$43	$0	$13,525
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$651	$6,424	$1,121	$493	$4,711	$82	$43	$0	$13,525

Financing Receivables:
Ending balance	$14,242	$157,750	$20,766	$14,593	$98,347	$2,073	$1,725	$0	$309,496
Ending balance: individually evaluated for impairment	$0	$17,583	$9,730	$0	$7,897	$0	$0	$0	$35,210
Ending balance: collectively evaluated for impairment	$14,242	$140,167	$11,036	$14,593	$90,450	$2,073	$1,725	$0	$274,286

The Company believes the reversal of the unallocated amount in the allowance for credit losses is appropriate given the nature of the portfolio, the size of individual loans, historical loss experience and the current economy's impact on the real estate market. The Company will continue to closely monitor the environment and loan portfolio and make adjustments when appropriate.

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

Age Analysis of Past Due Loans
As of September 30, 2012
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing
Commercial & industrial	$—	$2	$—	$2	$14,240	$14,242	$—
Construction	—	—	—	—	20,766	20,766	—
Commercial real estate	—	—	15	15	157,735	157,750	—
Consumer	—	—	—	—	1,882	1,882	—
Overdrafts	—	—	—	—	191	191	—
Residential - prime	909	—	496	1,405	96,942	98,347	—
Residential - multi family	—	—	—	—	14,593	14,593	—
Finance leases	—	—	—	—	1,725	1,725	—
Total	$909	$2	$511	$1,422	$308,074	$309,496	$—

Age Analysis of Past Due Loans
As of December 31, 2011
(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$11	$—	$122	$133	$10,873	$11,006	$—
Construction	—	—	—	—	14,804	14,804	—
Commercial real estate	21	—	—	21	168,994	169,015	—
Consumer	—	—	—	—	778	778	—
Overdrafts	—	—	—	—	462	462	—
Residential - prime	63	—	525	588	104,266	104,854	—
Residential - multi family	—	—	—	—	12,169	12,169	—
Finance leases	—	—	—	—	4,654	4,654	—
Total	$95	$—	$647	$742	$317,000	$317,742	$—

Impaired Loans
For the Nine Months Ended September 30, 2012
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	9,730	9,730	—	9,777	448	—
Commercial real estate	17,583	17,583	—	17,749	861	—
Consumer	14	14	—	15	—	—
Residential - prime	7,883	7,883	—	7,904	256	25
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$35,210	$35,210	$—	$35,445	$1,565	$25
Commercial	27,313	27,313	—	27,526	1,309	—
Consumer	14	14	—	15	—	—
Residential	7,883	7,883	—	7,904	256	25
Finance leases	—	—	—	—	—	—

Impaired Loans
For the Year Ended December 31, 2011
(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$122	$122	$—	$31	$—	$13
Construction	—	—	—	—	—	—
Commercial real estate	23,343	23,343	—	18,898	2,021	3
Consumer	—	—	—	—	—	—
Residential - prime	1,566	1,566	—	1,235	56	54
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$25,031	$25,031	$—	$20,164	$2,077	$70
Commercial	23,465	23,465	—	18,929	2,021	16
Consumer	—	—	—	—	—	—
Residential	1,566	1,566	—	1,235	56	54
Finance leases	—	—	—	—	—	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Loans on Nonaccrual Status
As of

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial & industrial	$—	$122
Construction	—	—
Commercial real estate	15	—
Consumer	—	—
Residential	496	525
Residential - multi family	—	—
Finance leases	—	—
Total	$511	$647

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
For the Nine Months Ended September 30, 2012
(In thousands)

	Commercial & Industrial	Construction	Commercial Real Estate
Grade:
Pass	$14,089	$11,036	$122,373
Watch	—	—	8,290
Special Mention	—	—	10,267
Substandard	153	9,730	16,820
Total	$14,242	$20,766	$157,750

	Residential	Multi Family
Grade:
Pass	$90,093	$14,593
Watch	719	—
Special Mention	1,466	—
Substandard	6,069	—
Total	$98,347	$14,593

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$191	$1,882	$1,725
Nonperforming	—	—	—
Total	$191	$1,882	$1,725

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
For the Year Ended December 31, 2011
(In thousands)

	Commercial & Industrial	Construction	Commercial Real Estate
Grade:
Pass	$10,840	$14,804	$114,508
Watch	—	—	8,650
Special Mention	—	—	19,489
Substandard	166	—	26,368
Total	$11,006	$14,804	$169,015

	Residential	Multi Family
Grade:
Pass	$96,475	$12,169
Watch	731	—
Special Mention	1,561	—
Substandard	6,086	—
Total	$104,853	$12,169

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$463	$778	$4,654
Nonperforming	—	—	—
Total	$463	$778	$4,654

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

	Loan Modifications (Dollars in Thousands)

	As of September 30, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential - prime	8	$2,351	$2,351
Commercial Real Estate	4	1,301	1,301
	12	$3,652	$3,652

	As of December 31, 2011
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential	8	$2,388	$2,388
Commercial Real Estate	3	1,326	1,326
	11	$3,714	$3,714

The loans restructured during the nine months ended September 30, 2012 were restructured by extending maturity dates or reducing interest rates. No loans were restructured into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

In August 2012, the Bank sold a loan to K.F. Investors LLC, of which the Company and the Bank’s Chairman of the Board and his immediate family members who serve as directors of the Bank are general partners, for approximately $6.8 million, which represented the Bank’s carrying value.

Note 5. Investment Securities

The following is a summary of held to maturity investment securities as of the dates indicated:

	September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
Mortgage-backed securities	$281	$—	$(7)	$274

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$298	$1	$(6)	$293

The following is a summary of available-for-sale investment securities as of the dates indicated:

	September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$49,990	$33	$—	$50,023
U.S. Government Agencies	148,637	764	(8)	149,393
Mortgage-backed securities	122,964	3,026	(373)	125,617
Corporate notes	10,097	142		10,239
Municipal securities	2,719	311	(366)	2,664
Auction rate securities	58,200	—	(7,717)	50,483
Marketable equity securities and other	1,145	4	(20)	1,129
Trading securities	9,218	—	(87)	9,131
Totals	$402,970	$4,280	$(8,571)	$398,679

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	2,284	—	(45)	2,239
Totals	$434,125	$3,504	$(22,459)	$415,170

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

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Preferred Shares of Money Center Banks	$58,200	$50,483	$63,700	$42,495
Public Utility Debt and Equity Securities	—	—	2,000	2,000
Totals	$58,200	$50,483	$65,700	$44,495

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of September 30, 2012 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At September 30, 2012 and December 31, 2011, the amortized cost of our auction rate securities was $58.2 million and $65.7 million, respectively. The fair value of the auction rate securities was $50.5 million and $44.5 million at September 30, 2012 and December 31, 2011, respectively.

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of September 30, 2012, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through September 30, 2012, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus. Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At September 30, 2012, we had 6 auction rate securities with an aggregate fair market value of $30.6 million which were below investment grade. At December 31, 2011, we had four auction rate securities with an aggregate fair market value of $15.3 million which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of September 30, 2012, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, $2.0 million and zero auction rate securities, respectively, were redeemed.

There has been one credit rating down grade on our auction rate securities subsequent to December 31, 2011.

At September 30, 2012 and December 31, 2011, the Company owned preferred and common stock (collectively "equity securities"), with an amortized cost of $1.1 million and $2.3 million, respectively. The fair value of the equity securities was $1.1 million and $2.2 million at September 30, 2012 and December 31, 2011, respectively.

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at September 30, 2012 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$9,131	$87	$—	$—	$9,131	$87
U.S. Government Agencies	16,963	7	26	1	16,989	8
Mortgage-backed securities	1,136	7	8,237	366	9,373	373
Auction rate securities	—	—	50,483	7,717	50,483	7,717
Municipal securities	—	—	858	366	858	366
Subtotal, debt securities	27,230	101	59,604	8,450	86,834	8,551
Marketable equity securities and other	—	—	41	20	41	20
Total temporarily impaired securities	$27,230	$101	$59,645	$8,470	$86,875	$8,571

The Company had a total of 28 debt securities with a fair market value of $86.9 million which were temporarily impaired at September 30, 2012. The total unrealized loss on these securities was $8.6 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had one equity security with a fair market value of $41,000 and an unrealized loss of $20,000. The unrealized loss on our debt securities is comprised of a loss of $7.7 million on nine auction rate securities which have declined in value due to auction failures beginning in February 2008 and a loss of $834,000 on other debt securities. It is not more likely than not that we would sell the auction rate securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 12.4% of total assets at September 30, 2012. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$42,198	$42,223	$—	$—
Due after one through five years	26,260	26,558	—	—
Due after five through ten years	56,971	57,814	—	—
Due after ten years	208,978	211,341	281	274
Auction rate securities	58,200	50,483	—	—
Marketable equity securities and other	1,145	1,129	—	—
Trading securities	9,218	9,131	—	—

Totals	$402,970	$398,679	$281	$274

Gross gains realized on the sales of investment securities for the nine months ended September 30, 2012, and 2011 were approximately $1.3 million and $7.3 million, respectively. Gross losses realized for the nine months ended September 30, 2012 and 2011 were approximately $1.1 million and $6.3 million, respectively.

At both September 30, 2012 and December 31, 2011, securities sold under agreements to repurchase with a book value of $50.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $57.5 million and $55.6 million, respectively. As of September 30, 2012 and December 31, 2011, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of shareholders' equity.

Note 6. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Nine Months Ended September 30, 2012		Twelve Months Ended December 31, 2011
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$73,373	—	$76,900	—
NOW and money market	26,808	0.26%	25,688	0.36%
Savings deposits	202,510	0.18	191,316	0.40
Time deposits	363,464	1.18	379,860	1.34
Total deposits	$666,155	0.70%	$673,764	0.87%

Note 7. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Nine Months Ended
	September 30, 2012			September 30, 2011
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during period	$13,523	$(5,409)	$8,114	$(3,008)	$1,203	$(1,805)
Less reclassification adjustment for gains (losses) realized in net income	169	(68)	101	963	(385)	578
Unrealized gain (loss) on investment securities	13,692	(5,477)	8,215	(2,045)	818	(1,227)
Other comprehensive income (loss), net	$13,692	$(5,477)	$8,215	$(2,045)	$818	$(1,227)

Note 8.	Fair Value of Financial Instruments

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2012 and December 31, 2011 are outlined below.

	September 30, 2012		December 31, 2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$398,960	$398,953	$415,468	$415,463
Loans, net of unearned income	308,900	311,328	317,021	326,711
Time Deposits	348,052	349,297	369,259	371,266
Repurchase Agreements	50,000	51,443	50,000	52,432
Borrowings	2,672	2,696	6,139	6,256
Subordinated debt	7,217	7,217	22,681	22,681

For cash and cash equivalents, the recorded book values of $105.3 million and $101.0 million at September 30, 2012 and December 31, 2011, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

The net loan portfolio at September 30, 2012 and December 31, 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both September 30, 2012 and December 31, 2011.

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

Assets measured at fair value at September 30, 2012 and at December 31, 2011 are summarized below.

	At September 30, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance September 30, 2012
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$35,210	$35,210
Investment securities available for sale: (2)
U.S. Treasury Notes	50,023	—	—	50,023
U.S. Government Agencies	—	149,393	—	149,393
Mortgage-backed securities	—	125,617	—	125,617
Corporate notes	10,239	—	—	10,239
Municipal securities	2,664	—	—	2,664
Auction rate securities	—	—	50,483	50,483
Trading securities	9,131	—	—	9,131
Marketable equity securities and other	65	1,064	—	1,129
Total Investment securities available for sale	72,122	276,074	50,483	398,679
Total assets	$72,122	$276,074	$85,693	$433,889

(1) Non-recurring basis - impaired loans represent carrying amount as no write-downs were taken to date.

(2) Recurring basis

The above table includes $8.6 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at September 30, 2012, and determined that the unrealized losses are temporary.

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

(1) Non-recurring basis - impaired loans represent carrying amount as no write-downs were taken to date.

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

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2012	$44,495
Total gains/losses (realized/unrealized)
Included in earnings	(187)
Included in other comprehensive income	13,488
Purchases	—
Sales	(7,313)
Issuances	—
Settlements	—
Redemptions	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, September 30, 2012	$50,483

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$—

Note 9.	New Accounting Pronouncements

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

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s cable systems, with the most significant impact in the New York metropolitan area. The Company is in the early stages of assessing the financial, operational and customer impacts of the storm, including impact on properties held by the Bank as collateral, and is, therefore, unable to estimate its full financial and operational impact. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

We evaluated subsequent events under ASC Topic 855, Subsequent Events. We did not identify any items which would require disclosure in or adjustment to the interim financial statements, except as disclosed in Form 10-Q as of and for the period ended September 30, 2012.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey. The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio. The Bank's primary regulator at the state level is the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured to the maximum allowable amount by the FDIC. The Bank is a member of the Federal Home Loan Bank system. The Company, as a bank holding company, is regulated by the Federal Reserve Board of New York.

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

On July 21, 2010 the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the Consumer Financial Protection Bureau (the “Bureau”), and will require the Bureau and other federal agencies to implement many new and significant rules and regulations. At this time it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations will likely result in additional costs, and may adversely impact our results of operations, financial condition or liquidity.

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

We decreased our provision for loan losses by $4.2 million during the nine months ended September 30, 2012 compared to an increase in the provision for loan losses of $1.6 million during the nine months ended September 30, 2011. The decrease in the provision for loan losses was deemed appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience (which is updated at least annually), changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

Net income, before the provision or benefit for income taxes, for the three and nine months ended September 30, 2012 was $6.4 million and $9.8 million, respectively, compared to net income, before dividends on our Series A Preferred Stock and before the provision for income taxes, for the three and nine months ended September 30, 2011 of $3.3 million and $49.6 million, respectively. Net income for the nine months ended September 30, 2012 includes the gain of $4.2 million due to the decrease in the provision for loan losses. No Series A Preferred Stock was outstanding during 2012. Net income for the three and nine months ended September 30, 2011 includes a one time gain of $42.5 million due to the settlement agreement discussed below.

Net income allocated to common stockholders, after the provision for income taxes, was $3.2 million and $8.7 million for the three and nine months ended September 30, 2012, respectively. Net income allocated to common stockholders, after dividends on our Series A Preferred Stock and provision for income taxes, was $1.8 million and $43.6 million for the three and nine months ended September 30, 2011, respectively.

In April 2012, we received a notice from the Federal Reserve Bank of New York stating that they do not object to the Company's request to redeem $15.5 million of Floating Rate Junior Subordinated Debt Securities Due 2034. On July 23, 2012, we redeemed said security, including accrued interest.

On May 16, 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio. Pursuant to the agreement, in settlement of all claims made by the Bank, the institution paid to the Bank the sum of $42.5 million, which is recorded in other income on the Statement of Operations.

Recent Developments

In late October 2012, Hurricane Sandy caused damage and business interruption to the Company’s cable systems, with the most significant impact in the New York metropolitan area. The Company is in the early stages of assessing the financial, operational and customer impacts of the storm, including impact on properties held by the Bank as collateral, and is, therefore, unable to estimate its full financial and operational impact. However, it is not expected to be significant to the Company’s overall fourth-quarter 2012 financial results.

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

	For The Three Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$312,192	$4,658	5.97%	$332,246	$5,229	6.30%
Investment securities	405,846	2,406	2.37	418,746	3,240	3.09
Other (2)(5)	121,233	59	0.19	108,682	65	0.24
Total interest-earning assets	839,271	7,123	3.39	859,674	8,534	3.97
Noninterest-earning assets	28,505			29,937
Total Assets	$867,776			$889,611

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	238,740	118	0.20%	219,882	236	0.43%
Time deposits	358,442	1,026	1.14	377,837	1,267	1.34
Other borrowings	60,358	515	3.41	80,437	721	3.59
Total interest-bearing liabilities	657,540	1,659	1.01	678,156	2,224	1.31

Demand deposits	75,733			78,270
Noninterest-bearing liabilities	4,302			11,751
Stockholders' equity (5)	130,201			121,434

Total liabilities and stockholders' equity	$867,776			$889,611

Net interest income		$5,464			$6,310

Interest-rate spread (3)			2.38%			2.66%

Net interest margin (4)			2.60%			2.94%

Ratio of average interest-earning assets to average interest bearing liabilities	1.28			1.27

(1)	Includes nonaccrual loans.
(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)

INTEREST-EARNING ASSETS:
Loans (1)	$317,757	$14,445	6.06%	$343,668	$16,406	6.37%
Investment securities	412,310	7,143	2.31	390,962	9,901	3.38
Other (2)(5)	109,651	243	0.30	93,964	199	0.28
Total interest-earning assets	839,718	21,831	3.47	828,594	26,506	4.27
Noninterest-earning assets	28,432			30,799
Total Assets	$868,150			$859,393

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	229,318	325	0.19%	213,552	754	0.47%
Time deposits	363,464	3,219	1.18	383,221	3,858	1.34
Other borrowings	71,820	1,747	3.24	81,567	2,227	3.64
Total interest-bearing liabilities	664,602	5,291	1.06	678,340	6,839	1.34

Demand deposits	73,373			78,306
Noninterest-bearing liabilities	4,714			7,970
Stockholders' equity (5)	125,461			94,777

Total liabilities and stockholders' equity	$868,150			$859,393

Net interest income		$16,540			$19,667

Interest-rate spread (3)			2.41%			2.93%

Net interest margin (4)			2.63%			3.16%

Ratio of average interest-earning assets to average interest bearing liabilities	1.26			1.22

(1)	Includes nonaccrual loans.

(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)	Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the three and nine-month periods ended September 30, 2012 was $3.2 million and $8.7 million, respectively, or $.22 and $.60 per common share, respectively. Net income allocated to common stockholders for the three and nine-month periods ended September 30, 2011 was $1.8 million and $43.6 million, respectively, or $.25 and $6.18 per common share, respectively.

The net income allocated to common stockholders reported for the three months ended September 30, 2012 includes a provision for income taxes of $3.3 million, or $.23 per common share. The net income allocated to common stockholders reported for the nine months ended September 30, 2012 includes a provision for income taxes of $1.2 million, or $.08 per common share. The net income allocated to common stockholders reported for the three months ended September 30, 2011 includes (i) dividends accrued on our Series A Preferred Stock of $1.2 million, or $.17 per common share and (ii) provision for income taxes of $281,000, or $.04 per common share. The net income allocated to common stockholders reported for the nine months ended September 30, 2011 includes (i) dividends accrued on our Series A Preferred Stock of $3.6 million, or $.51 per common share, (ii) a provision for income taxes of $2.4 million, or $.34 per common share, and (iii) a one-time settlement payment of $42.5 million, or $6.02 per common share.

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

For the three and nine-month periods ended September 30, 2012, net interest income was $5.5 million and $16.5 million, respectively, compared to net interest income of $6.3 million and $19.7 million for the three and nine-month periods ended September 30, 2011. The decrease in net interest income during the 2012 periods compared to the 2011 periods was primarily due to the decrease in the average yields earned on the average amount of interest-earning assets, partially offset by the decrease in the average amount of interest-bearing liabilities and the decrease in the average rates paid on interest-bearing liabilities.

The average yields earned on interest-earning assets declined to 3.39% and 3.47% during the three and nine months ended September 30, 2012, respectively, from 3.97% and 4.27% during the three and nine months ended September 30, 2011, respectively. The average rates paid on interest-bearing liabilities declined to 1.01% and 1.06% during the three and nine months ended September 30, 2012, respectively, from 1.31% and 1.34% during the three and nine months ended September 30, 2011, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 2.38% and 2.41% during the three and nine months September 30, 2012, respectively, from 2.66% and 2.93% during the three and nine months ended September 30, 2011, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.60% and 2.63% for the three and nine months ended September 30, 2012, respectively, compared to 2.94% and 3.16% during the three and nine months ended September 30, 2011. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of the total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended September 30, 2012 decreased by $1.4 million to $7.1 million from $8.5 million for the quarter ended September 30, 2011. The decrease in total interest income was primarily due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.39% during the 2012 quarter from 3.97% during the 2011 quarter, and the decrease in the average amount of higher yielding loans to $312.2 million during the 2012 quarter from $332.2 million during the 2011 quarter.

Total interest income for the nine-month period ended September 30, 2012 decreased by $4.7 million to $21.8 million from $26.5 million for the nine-month period ended September 30, 2011. The decrease in total interest income was due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.47% during the nine-month period of 2012 from 4.27% during the nine-month period of 2011 and the decrease in the average amount of higher yielding loans to $317.8 million during the nine-month period of 2012 from $343.7 million during the nine-month period of 2011.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,
	2012		2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$4,658	65.39%	$5,229	61.27%
Investment Securities	2,406	33.78	3,240	37.97
Other	59	0.83	65	0.76
Total Interest Income	$7,123	100.00%	$8,534	100.00%

	Nine Months Ended September 30,
	2012		2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$14,445	66.17%	$16,406	61.90%
Investment Securities	7,143	32.72	9,901	37.35
Other	243	1.11	199	0.75
Total Interest Income	$21,831	100.00%	$26,506	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 37.2% and 37.8% of total average interest-earning assets during the three and nine months ended September 30, 2012, respectively, from 38.6% and 41.5% of total interest-earning assets during the three and nine months ended September 30, 2011, respectively. The average amounts of investment securities was 48.4% and 49.1% of total average interest-earning assets during the three and nine months ended September 30, 2012, respectively, compared to 48.7% and 47.2% of total interest-earning assets during the three and nine months ended September 30, 2011, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At September 30, 2012 and 2011, total non-performing loan assets were $511,000 and $6.3 million, respectively, all of which were non-accrual loans. Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations. The effect of the decrease in non-accrual loans in 2012 from 2011 was negligible.

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value. The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At September 30, 2012, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either September 30, 2012 or December 31, 2011.

Interest Expense. Total interest expense for the quarter ended September 30, 2012 decreased by $500,000 to $1.7 million from $2.2 million for the quarter ended September 30, 2011. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $657.5 million from $678.2 million during the three months ended September 30, 2012 and 2011, respectively, and the decrease in the average rates paid on interest-bearing liabilities to 1.01% during the 2012 quarter from 1.31% during the 2011 quarter.

Total interest expense for the nine-month period ended September 30, 2012 decreased by $1.5 million to $5.3 million from $6.8 million for the nine-month period ended September 30, 2011. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $664.6 million from $678.3 million during the nine-month periods ended September 30, 2012 and 2011, respectively, and the decrease in the average rates paid on such liabilities to 1.06% from 1.34% during the nine-month periods ended September 30, 2012 and 2011, respectively.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,
	2012		2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$118	7.11%	$236	10.61%
Time Deposits	1,026	61.85	1,267	56.97
Other Borrowings	515	31.04	721	32.42
Total Interest Expense	$1,659	100.00%	$2,224	100.00%

	Nine Months Ended September 30,
	2012		2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$325	6.14%	$754	11.03%
Time Deposits	3,219	60.84	3,858	56.41
Other Borrowings	1,747	33.02	2,227	32.56
Total Interest Expense	$5,291	100.00%	$6,839	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. Total non-interest income for the three and nine months ended September 30, 2012 was $766,000 and $1.4 million, respectively, compared to $1.3 million and $44.6 million for the three and nine months ended September 30, 2011. In May 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio. Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million. This amount has been included in other non-interest income for the nine months ended September 30, 2011. Excluding the settlement payment of $42.5 million, total non-interest income was $2.1 million for the nine months ended September 30, 2011.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine months ended September 30, 2012 was $4.0 million and $12.3 million, respectively, compared to $4.3 million and $13.1 million for the three and nine months ended September 30, 2011.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended September 30,
	2012		2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,263	56.86%	$2,243	51.66%
Net Occupancy Expense	567	14.25	921	21.21
Equipment Expense	86	2.16	76	1.75
FDIC Assessment	300	7.54	300	6.91
Data Processing Expense	112	2.81	74	1.70
Other	652	16.38	728	16.77
Total Non-Interest Expense	$3,980	100.00%	$4,342	100.00%

	Nine Months Ended September 30,
	2012		2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$7,123	57.81%	$7,077	54.18%
Net Occupancy Expense	1,728	14.02	1,986	15.21
Equipment Expense	252	2.04	236	1.81
FDIC Assessment	900	7.30	952	7.29
Data Processing Expense	336	2.73	335	2.56
Other	1,984	16.10	2,475	18.95
Total Non-Interest Expense	$12,323	100.00%	$13,061	100.00%

Provision for Income Tax. During the three and nine-month periods ended September 30, 2012, the Company recorded an income tax provision of $3.3 million and $1.2 million, respectively, compared to income tax provision of $281,000 and $2.4 million, respectively, for three and nine-month periods ended September 30, 2011. The Company has net operating loss carry forwards which can be offset against current taxable income. In addition, the Company had significant valuation allowances on the deferred tax asset for the remaining net operating loss carry forwards. The valuation allowance was released during the six-month period ended June 30, 2012 due to additional current earnings and the expectation that we will recognize the remaining benefit of the net operating loss carry forwards within the next few years. This release was the primary driver of the tax benefits recorded during the nine months ended September 30, 2012. The tax expense recorded during the three months ended September 30, 2012 and the 2011 periods mainly relates to changes in deferred tax balances as a result of tax returns filed.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through September 30, 2012, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first three quarters of 2012. At September 30, 2012, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average loans outstanding	$312,192	$332,246	$317,757	$343,668
Allowance at beginning of period	17,718	17,730	17,720	16,105
Charge-offs:
Commercial and other loans	—	—	2	2
Real estate loans	—	—	—	—
Total loans charged-off	—	—	2	2
Recoveries:
Commercial and other loans	—	—	—	27
Real estate loans	—	—	—	—
Total loans recovered	—	—	—	27
Net recoveries (charge-offs)	—	—	(2)	25
Provision for loan losses charged to operating expenses	(4,193)	—	(4,193)	1,600
Allowance at end of period	13,525	17,730	13,525	17,730
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	0.00%	0.01%
Allowance as a percent of total loans	4.37%	5.34%	4.37%	5.34%
Total loans at end of period	$309,496	$331,853	$309,496	$331,853

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2012 and December 31, 2011, the Company had loans, net of unearned income, of $308.9 million and $317.0 million, respectively, and an allowance for loan losses of $13.5 million and $17.7 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans and Finance Leases. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At September 30, 2012 and December 31, 2011, $16.0 million and $15.7 million, respectively, or 5.2% and 4.9%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At September 30, 2012 and December 31, 2011, $98.3 million and $104.9 million, respectively, or 31.8% and 33.0%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At September 30, 2012, 13% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 87% were fixed-rate loans. At December 31, 2011, approximately 8% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 92% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At September 30, 2012 and December 31, 2011, $195.2 million and $212.9 million, respectively, or 63% and 67%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

At September 30, 2012, the Bank was generally not permitted to make loans to one borrower in excess of approximately $19.8 million, with an additional amount of approximately $13.2 million being permitted if secured by readily marketable collateral. The Bank was also not permitted to make any single loan in an amount in excess of approximately $19.8 million. At September 30, 2012, the Bank was in compliance with these standards.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the Bank's category.

The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2012 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to Risk-Weighted Assets)
Company	$146,915	37.6%	$31,242	>8.0%	—	N/A
Bank	133,572	35.4%	30,224	>8.0%	$37,780	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	141,927	36.3%	15,621	>4.0%	—	N/A
Bank	128,741	34.1%	15,112	>4.0%	22,668	>6.0%
Tier I Capital (to Average Assets)
Company	141,927	16.4%	34,711	>4.0%	—	N/A
Bank	128,741	14.9%	34,511	>4.0%	43,139	>5.0%

RECENT PROPOSED CHANGES TO REGULATORY CAPITAL RULES

During the second quarter of 2012, the federal bank regulatory agencies jointly issued three notices of proposed rulemaking ("NPRs") that would revise and replace the agencies' current capital rules. The NPRs include numerous revisions to the existing capital regulations, including, but not limited, to the following:

*Revises the definition of regulatory capital components and related calculations.

* Adds a new common equity tier 1 capital ratio.

*Increases the minimum tier 1 capital ratio requirement from 4 percent to 6 percent.

*Incorporates the revised regulatory capital requirements into the Prompt Corrective Action framework.

*Implements a new capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers and key risk takers if the banking organization does not hold certain amounts of common equity tier 1 capital in addition to those needed to meet its minimum risk-based capital requirements.

*Provides a transition period for several aspects of the proposed rule, including the phase-out period for certain non-qualifying capital instruments, the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

*Revises risk weights for residential mortgages based on loan-to-value ratios and certain product and underwriting features.

*Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.

*Removes references to credit ratings consistent with Section 939A of the Dodd-Frank Act.

*Establishes due diligence requirements for securitization exposures.

The proposed NPRs will result in the Company, in addition to the Bank, becoming subject to capital requirements. Based on our preliminary assessment of the NPRs, we believe we will see an increase in our total risk-weighted assets. However, the Company and the Bank would meet the requirements of the NPRs to be considered well-capitalized.

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $409.3 million, is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan. We have cash and cash equivalents totaling $105.3 million, or 12.4% of total assets at September 30, 2012. In addition, we have the capacity to borrow up to approximately $274.0 million from the Federal Reserve Bank and approximately $135.3 million from the FHLB-NY if the need should arise.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At September 30, 2012, the Company had cash of approximately $1.0 million and investment securities with a fair market value of $2.7 million. However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, $9.8 million at September 30, 2012, include commitments to extend credit, stand-by letters of credit and loan commitments. The Bank also had interest rate caps with a notional amount of $40.0 million.

At September 30, 2012, the Bank had outstanding commitments of $354.5 million; including $2.7 million of borrowings, $3.8 million of operating leases, and $348.0 million of time deposits. These commitments include $251.5 million that mature or renew within one year, $102.3 million that mature or renew after one year and within three years, $678,000 million that mature or renew after three years and within five years and no commitments that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO has concluded that as of September 30, 2012, the Disclosure Controls were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In accordance with SEC requirements, the CEO/CFO notes that during the fiscal quarter ended September 30, 2012, no changes in the Company's "internal control over financial reporting", as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended ("Internal Control") have occurred that have materially affected or are reasonably likely to materially affect the Company's Internal Control.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	November 14, 2012	By:	/s/ Steven Rosenberg
Steven Rosenberg
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

