Form 10-K
period 2012-12-31
BERKSHIRE BANCORP INC /DE/
filed 2013-04-16
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 0-13649

Berkshire Bancorp Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2563513
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Broadway, New York, New York	10038
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 791-5362

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value	The NASDAQ Stock Market LLC
$.10 per share	(The NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2012: $37,209,207.

Number of shares of Common Stock outstanding as of March 25, 2013: 14,416,198.

DOCUMENTS INCORPORATED BY REFERENCE: None

Forward-Looking Statements. Statements in this Annual Report on Form 10-K that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences, (vi) changes in banking technology; (vii) ability to maintain key members of management, (viii) possible disruptions in the Company's operations at its banking facilities, (ix) cost of compliance with new corporate governance requirements, rules and regulations, (x) the potential impact on our operations and customers resulting from natural or man-made disasters, including the potential impact of Hurricane Sandy, and other factors referred to in the sections of this Annual Report entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Branch Locations of The Berkshire Bank December 31, 2012
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

Operating Plan. The Bank's operating plan concentrates on obtaining deposits from a variety of businesses, professionals and retail customers and investing those funds in conservatively underwritten loans. Although we remain committed to offering traditional retail deposit products and residential mortgage loans, we have been developing strategies to grow other loan categories to diversify earning assets and to increase low cost savings, money market and NOW and demand deposits, or core deposits.

These strategies include continued reliance on our multi-family and commercial real estate mortgage lending operations and, over time, significantly expanding our business banking operations.

Our business banking initiative includes focusing on small and mid-sized businesses, with an emphasis on attracting clients from larger competitors.

Market Area. The Bank draws its customers principally from the New York City metropolitan area and the Villages of Goshen and Harriman, New York and their surrounding communities, representing most of Orange County, New York. The Bank also has a branch in Bloomingburg, New York, just over the border between Orange and Sullivan Counties. Predominantly rural with numerous small towns, many residents of Orange and Sullivan Counties work in New York City. Consequently, the health of the economy in the New York City metropolitan area has, and will continue to have a direct effect on the economic well being of residents and businesses in these counties. From time to time, the Bank may make loans or accept deposits from outside these areas, but such transactions generally represent extensions of existing local customer relationships.

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

Subsidiary Activities. The Bank is permitted under New York State law and federal law to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for a subsidiary of a national bank. The Bank has two operating subsidiaries, Berkshire Agency, Inc., a company engaged in the title insurance agency business, and Berkshire 1031 Exchange, LLC, a company that acts as a qualified intermediary in connection with tax free exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Regulation. The Company is a bank holding company under federal law and registered as such with the Federal Reserve. The Bank is a commercial bank chartered under the laws of New York State. It is subject to regulation at the state level by the Superintendent of Financial Services of the New York State Department of Financial Services, and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC").

Both the Company and the Bank are subject to extensive state and federal regulation of their activities. The following discussion summarizes certain banking laws and regulations that affect Berkshire and the Bank. Proposals to change these laws and regulations are frequently submitted in Congress, in the New York State legislature, and before state and federal bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company, the nature and effect of which cannot be predicted.

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

Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Consumer Financial Protection Bureau, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below.

*	Source of Strength. According to Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. The Dodd-Frank Act codifies the source-of-strength doctrine and expands upon the Federal Reserve policy, defining "source of strength" to mean the "ability of a company that directly or indirectly controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution." As of January 2013, implementing regulations of the Dodd-Frank Act source of strength provision have not yet been promulgated.

*	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. In June of 2012, the FDIC and other federal banking agencies proposed such new standards revising the regulatory capital requirement; the proposed rules are summarized under “Proposed Changes to Regulatory Capital Requirements” below. The Dodd-Frank Act also requires capital requirements to be countercyclical such that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction consistent with safety and soundness.

*	The Consumer Financial Protection Bureau ("Bureau"). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

*	Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

*	Deposit Insurance. The Dodd-Frank Act increased the maximum deposit insurance amount to $250,000 for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund ("DIF") are calculated. Under the amendments, the assessment base is no longer the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF by increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits by 2020 and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. Additionally, effective July 21, 2011, the prohibition on the payment of interest on demand deposits was repealed.

*	Transactions with Affiliates. Under federal law, we are subject to restrictions that limit certain types of transactions between Berkshire and its non-bank affiliates. In general, we are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving us and our non-bank affiliates. Transactions between Berkshire and its non-bank affiliates are required to be on arms length terms. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including expanding the definition of "covered transactions" and "affiliates," as well as increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

*	Transactions with Insiders. Under the Dodd-Frank Act, insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions have also been placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, if representing more than 10% of capital, approved by the institution's board of directors.

*	Enhanced Lending Limits. The Dodd-Frank Act strengthened the existing limits on a depository institution's credit exposure to one borrower. Previously, banking law limited a depository institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of such restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

*	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other "covered financial institution" that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

*	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least as stringent as those applicable to depository institutions. All trust preferred securities, or TRUPs, issued by bank holding companies will be excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010, by a bank holding company with less than $15 billion in assets as of December 31, 2009. TRUPS issued before May 19, 2010, by a bank holding company with at least $15 billion in assets as of December 31, 2009, continued to qualify as Tier 1 capital until January 2013. Beginning in January 2013 the treatment of TRUPS as Tier 1 capital phased out over a 3 year period, which will end in January, 2016. As of December 31, 2012, there were no longer any outstanding TRUPS issued by the Company.

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

At December 31, 2012 and 2011, the Company met the definition of a "well capitalized" bank holding company.

Proposed Changes to Regulatory Capital Requirements. In June 2012, the FDIC and other federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the international accord referred to as “Basel III”. The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of size. The comment period for the notices of proposed rulemakings ended on October 22, 2012. Under the proposed rules, Basel III would be implemented beginning January 1, 2013 and fully phased in by January 1, 2019.

Under the proposed rules, if adopted, a new capital measure would be established, “Common Equity Tier I Capital,” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. The proposed rules, if adopted, would also increase the Tier I capital ratio to 6% from 4% and impose a minimum Tier 1 leverage ratio of 4% for all institutions. Trust preferred securities and cumulative perpetual preferred securities generally would not qualify for inclusion in Tier 1 Capital. The minimum required ratio of total capital would remain at 8%. The proposed rules, if adopted, would also implement a capital buffer of at least 2.5% which would be phased in beginning on January 1, 2016 through January 1, 2019. If the capital level of an institution were to fall below the buffer amount, the institution would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends, used in share repurchases and used in the payment of discretionary bonuses to executive officers. The proposed rules, if adopted, would also revise the prompt corrective action framework discussed below by incorporating the new regulatory capital minimums and updating the definition of tangible common equity and would change the risk weightings of assets used to determine required capital ratios. The U.S. federal banking agencies announced on November 9, 2012 that they did not expect the proposed rules to become effective on January 1, 2013, as it was previously announced, and did not indicate the likely new effective date.

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

The New York Banking Law generally authorizes interstate branching in New York as a result of a merger, purchase of assets or similar transaction. An out-of-state bank may not first enter New York by opening a new branch in New York, but once a branch is acquired as described in the preceding sentence, additional new branches may be opened state wide.

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

In May 2009, in connection with the Bank's examination by the FDIC, the Bank received a Joint Memorandum of Understanding (as modified January 31, 2013, the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance with the MOU. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition. As set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" and Note N to the Company's consolidated financial statements, the Bank met the definition of well capitalized for regulatory purposes as of December 31, 2012 and 2011.

Loans to One Borrower. The Bank’s lending limit generally restricts extensions of credit to one borrower to 15% of the Bank’s capital stock, surplus fund and undivided profits, but allow such extensions of credit to one borrower of up to 25% of the Bank’s capital stock, surplus fund and undivided profits, if the additional 10% is secured by collateral that can be adequately valued. This means that as of December 31, 2012, the Bank could lend $18.5 million to one borrower, and this amount may be increased up to $30.9 million, if the loan is secured by collateral that can be adequately valued.

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

The FDIC requires that the highest rated banks maintain a Tier I leverage ratio (Tier I capital to adjusted total assets) of at least 3.0%. All other banks subject to FDIC capital requirements must maintain a Tier I leverage ratio of 4.0% to 5.0% or more. As of December 31, 2012 and 2011, the Bank's Tier I leverage capital ratio was 14.5% and 15.9%, respectively.

The Bank must also meet a risk-based capital standard. The risk-based standard requires the Bank to maintain total capital (defined as Tier I and Tier II capital) to risk-weighted assets of at least 8%, of which at least 4% must be Tier I capital. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. As of December 31, 2012 and 2011, the Bank maintained a 32.7% and 34.8% Tier I risk-based capital ratio and a 34.0% and 36.1% total risk-based capital ratio, respectively.

In addition to the foregoing regulatory capital requirements, the FDIC Improvements Act of 1991 created a "prompt corrective action" framework, under which decreases in a depository institution's capital category trigger various supervisory actions. Pursuant to implementing regulations adopted by the FDIC, for purposes of the prompt corrective action provisions, a state-chartered, nonmember bank, such as the Bank, is deemed to be well capitalized if it has: a total risk-based capital ratio of 10% or greater; a Tier I risk-based capital ratio of 6% or greater; and a leverage ratio of 5% or greater. As of December 31, 2012 and 2011, the Bank met the definition of a "well capitalized" financial institution.

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

Dividends From the Bank to the Company. One source of funds for the Company to pay dividends to its stockholders is dividends from the Bank to the Company. Under the New York Banking Law, the Bank may pay dividends to the Company, without regulatory approval, equal to its net profits for the year in which the payment is made, plus retained net profits for the two previous years, subject to certain limits not generally relevant. The Bank's retained net income in 2012 was $13.5 million and retained net income in fiscal 2011 was $51.6 million, resulting in an aggregate retained net income of $65.1 million. Therefore, the Bank may be able to pay dividends to the Company during fiscal 2013.

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

The FDIC's enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. As indicated above, the FDIC is required to take prompt action to correct deficiencies in banks which do not satisfy specified FDIC capital ratio requirements. Dividends, other capital distributions or the payment of management fees to any controlling person are prohibited if, following such distribution or payment, a bank would be undercapitalized. An undercapitalized bank must file a plan to restore its capital within 45 days after being notified that it is undercapitalized. Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are subject to increasing prohibitions on permitted activities, and increasing levels of regulatory supervision, based upon the severity of their capital problems. The FDIC is required to monitor closely the condition of an undercapitalized bank. The FDIC is also required to appoint a conservator or receiver if a bank becomes critically undercapitalized.

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

The FDIC has raised insurance premiums to cover substantial losses incurred by the DIF due to the bank failures beginning in 2008. As a result, we expect deposit insurance premiums may be higher for the foreseeable future than they have been in the recent past. The Bank's FDIC assessments totaled $1.2 million in fiscal 2012 and $1.25 million in fiscal 2011.

In November 2009, the FDIC adopted a final rule imposing a 13 quarter prepayment of FDIC premiums. The Bank's original prepayment amount totaled $5.59 million which was paid in December 2009. At December 31, 2012, the FDIC prepayment totaled $1.8 million. This was an estimated prepayment for the fourth quarter of 2009 through the fourth quarter of 2012.

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

Personal Holding Company Status. For the fiscal years ended December 31, 2012 and 2011, the Company was deemed to be a Personal Holding Company (a "PHC"), as defined in the Internal Revenue Code. As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon the PHC Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2012 or 2011. (See “Dividends” in Item 5).

Employees. On March 25, 2013, the Company employed 1 full time and 1 part time employee and the Bank employed 109 full time and 4 part time employees. The Bank's employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

Negative developments in the capital markets during 2008 and 2009 resulted in uncertainty in the financial markets. Although conditions improved somewhat during 2011 and 2012, loan portfolio performances have deteriorated at many institutions, resulting from, among other factors, high unemployment and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies like ours have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. New federal laws such as the Dodd-Frank Act, or new state laws and regulations regarding lending and funding practices and liquidity standards may negatively affect our business. Financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. See the Section of this Report entitled "Business - The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010."

Changes in interest rates could reduce our income and cash flows.

Our income and cash flow and the value of our assets and liabilities depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the returns on our portfolio of investment securities and the amounts paid on deposits. If the rate of interest we pay on deposits and other borrowings increases more than the rate of interest we earn on loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. In addition, there is a risk that certain deposits would not be renewed. Our earnings could also be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings. During 2012, interest rates continued at historic lows, a situation which has negatively affected and continues to negatively affect the yield we achieve on interest-earning assets.

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

As of December 31, 2012 and 2011, we had approximately $356 million and $415.5 million in available for sale and held to maturity investment securities, respectively. We may be required to record other-than-temporarily impaired (“OTTI”) charges on our investment securities if they suffer a decline in value that is related to the credit quality of the issue. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment, could have a negative effect on our investment portfolio in future periods. While no OTTI charges were recorded in 2012, there can be no assurances that additional OTTI charges will not be necessary in the future.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, our business and investors’ confidence in us could be materially affected.

As a public company, we are required to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, pursuant to which our management is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Sections 302 and 404 of the Sarbanes-Oxley Act. However, as described in Part II, Item 9A “Controls and Procedures” of this Form 10-K, we identified material weaknesses in internal control over financial reporting, as of December 31, 2012, in controls related to income tax computations, financial statement closing process, and allowance for loan losses. Due to these material weaknesses in our internal control over financial reporting, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Although we are in the process of implementing changes to our internal control over financial reporting to remediate our existing material weaknesses, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If we fail to remediate the material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Securities Exchange Act of 1934 on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports with the Securities and Exchange Commission may result in the loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business and the market value of our common stock and could expose us to costly litigation and regulatory proceedings.

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (as modified January 31, 2013, the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition and we do not believe it will have a material adverse effect in the future. As set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Adequacy" and Note N to the Company's consolidated financial statements, the Bank met the definition of well capitalized for regulatory purposes as of December 31, 2012.

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

We have authorized 25,000,000 shares of common stock of which 14,416,198 shares were issued and outstanding at December 31, 2012. The price of our common stock may be volatile at times since our common stock is thinly traded and less than 30% of our outstanding shares are owned by non-affiliates. It may be difficult for a stockholder to sell a significant number of shares at a chosen time and/or price or for a third party to purchase sufficient shares on the open market to cause a change in control of the Company, all of which could depress the price of the Company's common stock.

Our stock is not insured by any governmental agency and, therefore, investment in it involves risk.

Our securities are not deposit accounts or other obligation of any bank, and are not insured by the FDIC, or any other governmental agency, and are subject to investment risk, including the possible loss of the entire investment.

The financial sector is experiencing an economic downturn. An increase in the number of non-performing loans will have an adverse effect on our operations.

Virtually all of our real estate loans are secured by real estate in New York. At December 31, 2012, loans secured by real estate, including home equity loans and lines of credit, represented 95% of our total loans. Both nationally and in the States of New York and New Jersey, we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. While we believe that our total non-performing loans as a percentage of total assets are relatively low by industry standards, if loans that are currently performing become non-performing, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. We decreased the allowance for loan losses by approximately $6.7 million during 2012 and increased the allowance for loan losses by approximately $1.6 million during 2011.

Our FDIC premium could be substantially higher in the future, which would have an adverse effect on our future earnings.

Our FDIC insurance assessment was $1.2 million for 2012 compared to $1.3 million for 2011. See "Business - Insurance of Accounts."

ITEM 1B.	Unresolved Staff Comments.

Not Applicable

ITEM 2.	Properties.

The following are Berkshire's and the Bank's principal facilities as of March 25, 2013:

		Approximate	Approximate
		Floor Area	Annual Lease
Location	Operations	(Sq. Ft.)	Rent	Expiration
New York, NY	Executive Offices	1,500	$18,000	(1)(3)
New York, NY	Main Bank Office and Bank Branch	9,729	Owned(4)	March 2018
Brooklyn, NY	Bank Branch	4,500	$219,000	March 2016
Brooklyn, NY	Bank Branch	2,866	$99,600	March 2016
Brooklyn, NY	Bank Branch	2,592	$133,100	December 2022
Brooklyn, NY	Bank Branch	1,640	$92,900	June 2015
New York, NY	Bank Branch	9,924	$418,100	June 2016 (2)(3)
New York, NY	Bank Branch	3,300	$76,600	November 2016 (2)(3)
Goshen, NY	Bank Branch	10,680	Owned
Harriman, NY	Bank Branch	1,623	Owned
Bloomingburg, NY	Bank Branch	1,530	$36,600	December 2016
Teaneck, NJ	Bank Branch	2,200	$44,000	June 2014

(1)	Rented on a month to month basis from a company affiliated with Mr. Moses Marx, a director of the Company.
(2)	Leased from a company affiliated with Mr. Marx, a director of the Company.
(3)	Management believes the annual rent paid is comparable to the annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial space.
(4)	Leased from a subsidiary of the Company

ITEM 3.	Legal Proceedings.

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

Fiscal Year Ended December 31, 2011	High	Low
January 1, 2011 to March 31, 2011	$8.00	$5.35
April 1, 2011 to June 30, 2011	7.16	5.17
July 1, 2011 to September 30, 2011	7.39	5.98
October 1, 2011 to December 31, 2011	7.98	6.22

Fiscal Year Ended December 31, 2012	High	Low
January 1, 2012 to March 31, 2012	$7.74	$6.58
April 1, 2012 to June 30, 2012	9.17	6.29
July 1, 2012 to September 30, 2012	9.20	7.66
October 1, 2012 to December 31, 2012	8.64	7.60

As of the close of business on March 26, 2013, there were 694 holders of record of the Company's Common Stock.

Dividends

For the fiscal years ended December 31, 2012 and 2011, the Company was deemed to be a PHC, as defined above. As a PHC, we may be required to pay an additional income tax or issue a dividend to our stockholders in an amount based upon applicable Internal Revenue Code formulas, which is primarily based upon net income. No such dividend was required to be paid in fiscal 2012 and 2011.

The Board of Directors did not declare or pay cash dividends during the fiscal year ended December 31, 2011. On November 28, 2012, the Company’s Board of Directors declared a cash dividend in respect of the common stock of the Company in the amount of $.08 per share. Such dividend was paid on December 20, 2012 to the holders of record of its common stock as of the close of business on December 10, 2012. This was the first dividend payment since the Company announced in March 2009 that it would temporarily suspend its stated policy of paying a regular cash dividend on its common stock. The declaration, payment and amount of dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors including possibly requiring regulatory approval.

On May 15, 2003, the Company's Board of Directors authorized the purchase of up to 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. From 1990 through December 31, 2012, the Company has purchased a total of 1,898,909 shares of its Common Stock. During fiscal years 2011 and 2012, we did not purchase any shares, and at December 31, 2012, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

Equity Compensation Plans

See Part III, Item 12 for information concerning the Company's equity compensation plans.

ITEM 6.	Selected Financial Data

Not Applicable

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of Berkshire Bancorp Inc. and subsidiaries for the fiscal years ended December 31, 2012 and 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes (Located in Item 8 herein). Reference is also made to Part I, Item 1 "Business" herein.

Segments

Management has determined that the Company through its wholly-owned bank subsidiary, the Bank, operates in one business segment, community banking. The Bank's principal business activity consists of gathering deposits from the general public and investing those deposits in residential and commercial mortgage loans and commercial non-mortgage loans, both unsecured and secured by personal property. In addition, the Bank invests those deposits in debt obligations issued by the U.S. Government, its agencies, business corporations and mortgage-backed securities.

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

Discussion of Financial Condition and Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011. Net income allocated to common stockholders, after the provision for income taxes, for the year ended December 31, 2012 was $12.4 million, or $0.86 per common share, compared to net income, after the provision for income taxes and before dividends on our Series A Preferred Stock, of $49.8 million for the year ended December 31, 2011, and net income allocated to common stockholders of $45.8 million, or $5.51 per common share, for the year ended December 31, 2011.

The following table sets forth certain balance sheet, income statement and bank branch information as of December 31, 2012 and 2011:

	As of and for the Fiscal Year Ended December 31,
	2012	2011	% Inc/(Dec)
	(In millions, except per share data and percentages and bank branch information)
Total Assets	$828.0	$862.1	(4)%
Loans, net	284.2	299.3	(5)%
Investment Securities	356.3	415.5	(14)%
Total Liabilities	693.7	746.6	(7)%
Deposits	642.5	658.9	(2)%
Borrowings, securities sold under agreements to repurchase and subordinated debt	46.5	78.8	(41)%
Stockholders' Equity	134.3	115.5	16%

Total Income	30.2	79.4	(62)%
Interest Income	28.8	34.5	(17)%
Total Expense	16.7	27.7	(40)%
Interest Expense	6.8	8.8	(23)%
Net Interest Income	22.0	25.7	(14)%
Net Income (Loss) Allocated to Common Stockholders	12.4	45.8
Income (Loss) Per Common Share	0.86	5.51
Bank Branches	12	12

The Company's average balances, interest, and average yields are set forth on the following table (in thousands, except percentages):

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
INTEREST-EARNING ASSETS:
Loans (1)	$313,615	$18,953	6.04%	$339,766	$21,764	6.41%	$390,253	$25,559	6.55%
Investment securities	403,307	9,467	2.35	394,279	12,530	3.18	360,022	14,174	3.94
Other (2)(5)	114,907	331	0.29	98,076	241	0.25	69,252	262	0.38
Total interest-earning assets	831,829	28,751	3.46	832,121	34,535	4.15	819,527	39,995	4.88
Noninterest-earning assets	28,058			30,649			58,617
Total Assets	$859,887			$862,770			$878,144

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	228,795	778	0.34	217,004	864	0.40	222,872	1,490	0.67
Time deposits	357,706	4,119	1.15	379,860	5,076	1.34	400,586	6,089	1.52
Other borrowings	66,683	1,883	2.82	80,995	2,907	3.59	90,981	3,508	3.86
Total interest-bearing liabilities	653,184	6,780	1.04	677,859	8,847	1.31	714,439	11,087	1.55

Demand deposits	74,632			76,900			69,963
Noninterest-bearing liabilities	4,591			5,786			7,508
Stockholders' equity (5)	127,480			102,225			86,234

Total liabilities and stockholders' equity	$859,887			$862,770			$878,114

Net interest income		$21,971			$25,688			$28,908

Interest-rate spread (3)			2.42%			2.84%			3.33%

Net interest margin (4)			2.64%			3.09%			3.53%

Ratio of average interest-earning assets to average interest bearing liabilities	1.27			1.23			1.15

(1)	Includes nonaccrual loans.
(2)	Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)	Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)	Average balances for Berkshire Bancorp Inc. (parent only) have been calculated on a monthly basis.

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

	Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(1,257)	$(1,553)	$(2,810)
Investment securities	(3,273)	210	(3,063)
Other	(245)	335	90
Total	(4,775)	(1,008)	(5,783)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(130)	43	(87)
Time deposits	(722)	(235)	(957)
Other borrowings	(624)	(399)	(1,023)
Total	(1,475)	(591)	(2,067)

Net interest income	$(3,300)	$(417)	$(3,716)

	Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010 Increase (Decrease) Due To
	Rate	Volume	Total

Interest-earning assets:
Loans	$(546)	$(3,249)	$(3,795)
Investment securities	(2,736)	1,092	(1,644)
Other	(90)	69	(21)
Total	(3,372)	(2,088)	(5,460)

Interest-bearing liabilities:
Deposit accounts:
Interest bearing deposits	(602)	(24)	(626)
Time deposits	(721)	(292)	(1,013)
Other borrowings	(246)	(355)	(601)
Total	(1,569)	(671)	(2,240)

Net interest income	$(1,803)	$(1,417)	$(3,220)

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

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC, NYSDFS, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

During the fiscal year ended December 31, 2012, the Bank, upon consultation with experts in the field and in view of its historical experience of defaults in its portfolio and the current loan and housing environment, reduced its loan loss reserve by $6.7 million.

Results of Operations - Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the fiscal year ended December 31, 2012 was $12.4 million, or $0.86 per common share, as compared to net income allocated to common stockholders of $45.8 million, or $5.51 per common share, for the fiscal year ended December 31, 2011.

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

Interest Income. Total interest income for the fiscal year ended December 31, 2012 decreased by $5.9 million to $28.7 million from $34.5 million for the fiscal year ended December 31, 2011. The decrease in total interest income in fiscal year 2012 was primarily due to the decrease in the average yields earned on interest-earning assets to 3.45% in fiscal year 2012 from 4.15% in fiscal year 2011, and the decrease in the average amount of interest-earning assets to $831.8 million in fiscal year 2012 from $832.1 million in fiscal year 2011.

The following table presents the composition of interest income for the indicated periods:

	Fiscal 2012		Fiscal 2011
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)

Loans	$18,953	65.92%	$21,764	63.02%
Investment Securities	9,467	32.93	12,530	36.28
Other	331	1.15	241	0.70
Total Interest Income	$28,751	100.00%	$34,535	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 37.7% of total average interest-earning assets during fiscal 2012 from 40.8% of total interest-earning assets during fiscal 2011. The average amounts of investment securities increased to 48.5% of total average interest-earning assets during fiscal 2012 from 47.4% of total interest-earning assets during fiscal 2011. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At December 31, 2012, our portfolio of investment securities included approximately $56.0 million at cost of auction rate securities. The fair value of these securities, presently $48.2 million, could be negatively impacted in the future. Were this to occur, we may be required to reflect a write down of these securities in future periods as a charge to earnings if any of these securities are deemed to be other than temporarily impaired. Such impairment charge could be material to our results of operations.

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

The following table presents the composition of average interest-earning assets for the indicated periods:

	Fiscal 2012		Fiscal 2011
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Loans	$313,615	37.70%	$339,766	40.83%
Investment Securities	403,307	48.49	394,279	47.38
Other	114,907	13.81	98,076	11.79
Total Interest-Earning Assets	$831,829	100.00%	$832,121	100.00%

Interest Expense. Total interest expense for the fiscal year ended December 31, 2012 decreased by $2.0 million to $6.8 million from $8.8 million for the fiscal year ended December 31, 2011. The decrease in total interest expense was due to the $24.7 million decrease in the average amounts of interest-bearing liabilities to $653.2 million during fiscal 2012 from $677.8 million during fiscal 2011 and the decrease in the average rates paid on such liabilities to 1.04% from 1.31% during fiscal years 2012 and 2011, respectively.

The following table presents the composition of interest expense for the indicated periods:

	Fiscal 2012		Fiscal 2011
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$778	11.47%	$864	9.76%
Time Deposits	4,119	60.75	5,076	57.38
Other Borrowings	1,883	27.78	2,907	32.86
Total Interest Expense	$6,780	100.00%	$8,847	100.00%

The following table presents the composition of average interest-bearing liabilities for the indicated periods:

	Fiscal 2012		Fiscal 2011
	Average Amount	% of Total	Average Amount	% of Total
	(In thousands, except percentages)

Interest-Bearing Deposits	$228,795	35.03%	$217,004	32.01%
Time Deposits	357,706	54.76	379,860	56.04
Other Borrowings	66,683	10.21	80,995	11.95
Total Interest-Bearing Liabilities	$653,184	100.00%	$677,859	100.00%

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

For the fiscal year ended December 31, 2012, net interest income decreased by $3.7 million to $22.0 million from $25.7 million for the fiscal year ended December 31, 2011. The decrease in net interest income in fiscal 2012 was due to the decrease in interest income discussed above, partially offset by the decrease in the average amount of interest-bearing liabilities, the decrease in interest expense and the decrease in the average rates paid on interest-bearing liabilities as discussed above. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, decreased to 2.40% during fiscal 2012 from 2.84% during fiscal 2011.

Net Interest Margin. Net interest margin, or net interest income as a percentage of average interest-earning assets, decreased to 2.64% during fiscal 2012 from 3.09% during fiscal 2011. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in what we believe to be a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin during fiscal 2012 was primarily due to the decrease in the average yields earned on interest-earning assets, partially offset by the decrease in the average rates paid on interest-bearing liabilities.

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. In May 2011, we entered into a settlement agreement with the selling financial institution of the auction rate securities in the Bank's investment portfolio. Pursuant to the agreement, the institution paid to the Bank the sum of $42.5 million which is included in other non-interest income. For the fiscal year ended December 31, 2012, total non-interest income decreased by $43.4 million to $1.5 million from $44.9 million for the fiscal year ended December 31, 2011. The decrease was primarily due to the non-recurring nature of the item described above for fiscal 2011.

The following table presents the composition of non-interest income for the indicated periods:

	Fiscal 2012		Fiscal 2011
	Non-Interest Income	% of Total	Non-Interest Income	% of Total
	(In thousands, except percentages)

Service Charges on Deposits	$450	30.38%	$479	1.07%
Investment Securities Gains	447	30.18	1,079	2.40
Other	584	39.44	43,335	96.53
Total Non-Interest Income	$1,481	100.00%	$44,893	100.00%

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company. For the fiscal year ended December 31, 2012, non-interest expense decreased by $0.7 million to $16.6 million from $17.3 million for the fiscal year ended December 31, 2011.

The following table presents the composition of non-interest expense for the indicated periods.

	Fiscal 2012		Fiscal 2011
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)

Salaries and Employee Benefits	$9,795	58.86%	$9,517	55.03%
Net Occupancy Expense	2,401	14.43	2,545	14.72
Equipment Expense	342	2.06	330	1.91
FDIC Assessment	1,200	7.21	1,252	7.24
Data Processing Expense	445	2.67	447	2.58
Other	2,457	14.77	3,203	18.52
Total Non-Interest Expense	$16,640	100.00%	$17,294	100.00%

Provision for Income Tax. For the fiscal year ended December 31, 2012, the Company recorded a provision for income taxes of $1.1 million. The provision for income taxes relates to the income before taxes and the decrease in the valuation allowance.

For the fiscal year ended December 31, 2011, the Company recorded a provision for income taxes of $1.9 million. The provision for income taxes relates to the income before taxes and the decrease in the valuation allowance.

Investment Activities

General. The investment policy of the Bank is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. Generally, the Bank does not invest in equity securities. However, the Company has invested in some equity securities. The largest component of the Bank's investments, representing more than 50% of total investment securities, are debt securities issued by U.S. Government agencies including Freddie Mac, Fannie Mae or the Government National Mortgage Association ("Ginnie Mae"). The remainder of the Bank's debt securities investments are primarily short term debt securities issued by the United States or its agencies. We have no exposure to the sovereign debt of any foreign country. The Bank maintains a portfolio of high-yield corporate debt securities. Recognizing the higher credit risks of these securities, the Bank underwrites these securities in a manner similar to its loan underwriting procedures.

The following is a summary of held-to-maturity investment securities:

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$275	$8	$—	$283

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$298	$1	$(6)	$293

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)

U.S. Government Agencies	$319	$1	$(4)	$316

The following is a summary of available-for-sale investment securities:

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$24,868	$19	$(37)	$24,850
U.S. Government Agencies	141,653	367	(151)	141,869
Mortgage-backed securities	127,508	2,343	(255)	129,594
Corporate notes	10,386	106	(3)	10,489
Municipal securities	—	—	—	—
Auction rate securities	56,000	—	(7,815)	48,185
Marketable equity securities and other	126	—	—	126
Totals	$360,541	$2,835	$(8,261)	$355,114

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	1,178	—	(45)	1,133
Totals	$433,019	$3,504	$(22,459)	$414,064

	December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)
U.S. Treasury Notes	$50,015	$61	$—	$50,076
U.S. Government Agencies	88,469	591	(1,533)	87,527
Mortgage-backed securities	117,724	4,099	(686)	121,137
Corporate notes	13,773	44	(639)	13,178
Single Issuer Trust Preferred CDO	1,023	271	—	1,294
Pooled Trust Preferred CDO	6,459	—	(6,000)	459
Municipal securities	2,632	102	(46)	2,688
Auction rate securities	73,993	397	(12,311)	62,079
Marketable equity securities and other	2,810	316	—	3,126
Totals	$356,898	$5,881	$(21,215)	$341,564

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities aggregated by type of underlying collateral at December 31, 2012 and 2011:

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Preferred Shares of Money Center Banks	$56,000	$48,185	$63,700	$42,495
Public Utility Debt and Equity Securities	—	—	2,000	2,000
Totals	$56,000	$48,185	$65,700	$44,495

In accordance with ASC 320-10, Investment - Debt and Equity Securities, management's impairment analysis for the corporate and auction rate securities that were in a loss position as of December 31, 2012 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

The fair value of the auction rate securities is determined by management by valuing the underlying security and a discounted cash flow analysis is performed in order to test for OTTI. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of December 31, 2012, there have been more than two failed auctions for all outstanding auction rate securities. Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant. For the public utility debt and equity securities, the security is collateralized by a mutual fund in which the majority of the investments are public utility debt and equity securities. As this fund, as well as other mutual funds for public utilities, has not been severely impacted by the market dislocation, these funds, and consequently our auction rate securities, have continued to perform.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through December 31, 2012, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus.

In addition to valuing the auction rate securities (ARS) by valuing the collateral, we completed discounted cash flow analyses to test for OTTI. In determining the appropriate cash flow analysis for our auction rate securities, the Company reviewed multiple factors and prepared multiple discounted cash flow analyses. The four main factors affecting our cash flow analysis for each ARS were: the expected future interest rate of the ARS, the expected holding period, the expected principal to be received at the end of the holding period, and an assumed discount rate.

In determining the expected future interest rate, we used the current ARS rate at December 31, 2012 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and we believe that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, we believe that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, we ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as we believe five years from December 31, 2012 would be the earliest that the ARS market may resume the normal auction process.

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

Finally, in determining the discount rate, we reviewed numerous industry rates and determined a separate discount rate for each ARS as follows: We obtained the 10 year credit default swap spread for each of the underlying issuers (we believed that this was the most readily available information that would most closely represent an equivalent yield). We then adjusted this rate by 50 - 100 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from approximately 15 years to 25 years). We then added the 10-year swap rate at December 31, 2012, and finally added 50 or 100 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (25 basis points for securities above investment grade and 50 basis points for securities slightly below investment grade). The final discount rates ranged from 2.3% - 5.0%.

Based on these analyses, the discounted cash flows ranged from a total of approximately $55.8 million to $60.0 million. We believe that of these scenarios, the most likely scenario as of December 31, 2012 is that we will hold these securities to the maturity based on the high interest rates and will receive par. However, we also verified the reasonableness of the value by analyzing receipt of the par value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $55.8 million as compared to $48.2 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $48.2 million. As our current fair value falls below the range of the discounted cash flows analyses performed and lower than the most likely scenarios, we believe that our current fair value is a conservative representation of what a willing market participant would pay for these securities and is an accurate estimate of our ARS fair value at December 31, 2012.

Based upon our methodology for determining the fair value of the auction rate securities, we recorded no OTTI charge in 2012 or 2011. We concluded that, as of December 31, 2012 and 2011, the unrealized loss for the remainder of the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

At December 31, 2012, we had six auction rate securities totaling $30.6 million which were below investment grade. At December 31, 2011, we had four auction rate securities totaling $15.3 million which were below investment grade.

During the year ended December 31, 2012, $2.0 million of auction rate securities were redeemed, there was no such activity for 2011.  During fiscal 2012, $5.7 million of auction rate securities were converted to the underlying preferred securities and sold with a loss of $760,000.  Additionally in 2012, $2.0 million of auction rate securities were sold and a loss of $187,000 was recognized on the sale.  During fiscal 2011, $8.3 million of auction rate securities were sold at auction with a net gain of $2.8 million recognized on the sale.

Based upon the discounted cash flow analysis performed, there was no credit related OTTI for the years ended December 31, 2012 and 2011.

The table below reflects the amount of single issue debt securities below investment grade and the lowest rating by security type at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Auction Rate Securities:
Money Center Banks	$37,000	$30,570	$(6,430)	Ba3

	December 31, 2011
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Rating
Auction Rate Securities:
Money Center Banks	$26,000	$15,293	$(10,707)	Ba3

The below investment grade auction rate securities collateralized by preferred shares of money center banks consists of six securities, from three original issuers.

At December 31, 2012 and 2011, all other single issuer debt securities had a credit rating of investment grade.

At December 31, 2012, the Company did not own preferred stocks. At December 31, 2011, the Company owned $83,000, at cost, of preferred stocks with a fair market value of $38,000. The fair market value was determined by quoted market prices. In order to determine whether an OTTI charge should be recognized, we evaluate the length of time and the extent to which the fair value is below cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the equity security to allow for recovery. Accordingly, no OTTI was recognized on the unrealized loss of $45,000.

The table below details certain information related to the equity securities as of December 31, 2012 and 2011 (in thousands):

December 31, 2012
	Industry	Cost	Fair Value	Unrealized Gain (Loss)
Preferred	Airline	$—	$—	$—
	Other	—	—	—

		December 31, 2011
	Industry	Cost	Fair Value	Unrealized Gain (Loss)
Preferred	Airline	$61	$13	$(48)
	Other	22	25	3

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2012 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
US Treasury Notes	$14,846	$37	$—	$—	$14,846	$37
U.S. Government Agencies	45,123	151	24	1	45,147	152
Mortgage-backed securities	13,205	56	5,377	199	18,582	255
Corporate notes	834	3	—	—	834	3
Auction rate securities	48,185	7,815	—	—	48,185	7,815
Total temporarily impaired securities	$122,193	$8,062	$5,401	$200	$127,594	$8,262

The Company had a total of 44 debt securities with a fair market value of $79.4 million which were temporarily impaired at December 31, 2012. The total unrealized loss on these securities was $0.4 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. The remaining unrealized loss of $7.8 million is on 8 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 18% of total assets at December 31, 2012. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

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

The Company had a total of 43 debt securities with a fair market value of $67.4 million which were temporarily impaired at December 31, 2011. The total unrealized loss on these securities was $1.2 million, which is attributable to market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 1 equity security with a fair market value of $39,000 with an unrealized loss of $45,000. The remaining unrealized loss of $21.2 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 11.7% of total assets at December 31, 2011. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2012 and 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,196	$2,202	$—	$—
Due after one through five years	23,373	23,609	—	—
Due after five through ten years	72,650	73,219	254	260
Due after ten years	206,196	207,773	21	23
Auction rate securities	56,000	48,185	—	—
Marketable equity securities and other	126	126	—	—
Totals	$360,541	$355,114	$275	$283

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$81,847	$82,000	$—	$—
Due after one through five years	58,182	58,596	—	—
Due after five through ten years	41,987	42,594	—	—
Due after ten years	184,125	185,246	298	293
Auction rate securities	65,700	44,495	—	—
Marketable equity securities and other	1,178	1,133	—	—
Totals	$433,019	$414,064	$298	$293

Gross gains realized on the sales of investment securities for the years ended December 31, 2012 and 2011 were approximately $1.4 million and $7.6 million respectively. Gross losses were approximately $1.0 million and $6.6 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, we sold single issuer trust preferred securities, pooled trust CDO's, auction rate securities and certain corporate notes.

The book values of outstanding securities sold under agreement to repurchase at December 31, 2012 and December 31, 2011 were $45.0 million and $50.0 million, respectively. As of December 31, 2012, the Company owns investment securities to one issuer where the carrying value exceeded 10% of stockholders' equity. As of December 31, 2011, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

The following table sets forth the cost and fair value of available-for-sale and held-to-maturity securities as of the dates indicated:

	December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-For-Sale
U.S. Treasury Notes	$24,868	$24,850	$80,072	$80,213
U.S. Government Agencies	141,653	141,869	130,389	130,866
Mortgage-backed securities	127,508	129,595	140,049	142,359
Corporate notes	10,386	10,489	12,949	13,003
Single Issuer Trust Preferred CDO	—	—	—	—
Pooled Trust Preferred CDO	—	—	—	—
Municipal securities	—	—	2,682	1,995
Auction rate securities	56,000	48,185	65,700	44,495
Marketable equity securities and other	126	126	1,178	1,178
Total	$360,541	$355,114	$433,019	$414,064

Held-To-Maturity
U.S. Government Agencies	$275	$283	$298	$293

The following tables summarize the Company's available-for-sale and held- to-maturity securities:

	December 31, 2012
	Weighted Average Yield	Cost	Fair Value
	(Dollars in thousands)
Available-For-Sale
U.S. Treasury Notes
Due after one year through five years	0.34%	$9,985	$10,003
Due after five years through ten years	1.71	14,883	14,847
		24,868	24,850

U.S. Government Agencies Obligations
Due after one year through five years	2.99	4,000	4,030
Due after five years through ten years	2.12	52,902	52,962
Due after ten years	3.16	84,751	84,876
		141,653	141,868

Mortgage-backed securities
Due after one year through five years	4.60	1,198	1,289
Due after five years through ten years	4.30	4,865	5,410
Due after ten years	2.59	121,445	122,897
		127,508	129,596

Corporate Notes
Due within one year	1.63	2,196	2,202
Due after one year through five years	1.56	8,191	8,287
		10,387	10,489

Auction rate and other securities
Common Stocks	2.23	76	76
Auction Rate Securities	4.60	56,000	48,185
Money market funds	0.25	50	50

		56,126	48,311
		$360,541	$355,114
Held-To-Maturity
U.S. Government Agencies Obligations
Due after five years through ten years	7.17	254	260
Due after 10 years	7.61	21	23
		$275	$283

Federal Home Loan Bank Stock. The Bank owns stock of the FHLB-NY which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 0.20% of the Bank's mortgage related assets (investments and loans) plus 4.5% of the outstanding borrowings. The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value. The Bank's ability to dispose of FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At December 31, 2012, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either December 31, 2012 or 2011.

Loan Portfolio

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At December 31, 2012 and 2011, the Company had total loans, net of unearned income of $295.2 million and $317.0 million, respectively, and an allowance for loan losses of $11.0 million and $17.7 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At December 31, 2012 and 2011, approximately $23.2 million and $15.6 million, respectively, or 7.8% and 4.9%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 2012 and 2011, approximately $84.2 million and $104.9 million, respectively, or 28.5% and 33.0%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At both December 31, 2012 and 2011, approximately 40% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 60% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At December 31, 2012 and 2011, approximately $188.4 million and $197.2 million, respectively, or 63.7% and 62.1%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

The Bank’s lending limit generally restricts extensions of credit to one borrower to 15% of the Bank’s capital stock, surplus fund and undivided profits, but allow such extensions of credit to one borrower of up to 25% of the Bank’s capital stock, surplus fund and undivided profits, if the additional 10% is secured by collateral that can be adequately valued. This means that as of December 31, 2012, the Bank could lend $18.5 million to one borrower, and this amount may be increased up to $30.9 million, if the loan is secured by collateral that can be adequately valued.

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

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial and finance leases	$23,184	7.8%	$15,660	4.9%	$19,321	5.3%	$50,672	11.7%	$68,148	14.6%
Secured by real estate
Residential	84,207	28.5	104,854	33.0	114,594	31.2	129,925	30.1	140,150	30.0
Multi family	14,491	4.9	12,169	3.8	5,865	1.6	7,432	1.7	4,031	0.9
Commercial real estate and construction	172,973	58.5	183,819	57.9	226,667	61.7	242,927	56.4	254,831	54.4
Consumer	899	0.3	1,240	0.4	795	0.2	396	0.1	460	0.1

Total loans	295,754	100.0%	317,742	100.0%	367,242	100.0%	431,352	100.0%	467,890	100.0%

Less: Allowance for loan losses	(11,008)		(17,720)		(16,105)		(11,416)		(9,204)
Deferred loan fees	(589)		(721)		(937)		(1,003)		(1,137)
Loans, net	$284,157		$299,301		$350,200		$418,933		$457,549

Impaired loan balance, nonaccrual loans and loans greater than 90 days still accruing

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated, and certain other related information. As of December 31, 2012, the Bank had one foreclosed real estate property with a carrying value of $225,000.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Nonaccrual loans:
Commercial and industrial and finance leases	$—	$122	$137	$1,700	$—
Consumer	—	—	—	—	—
Residential real estate	861	525	1,380	12,210	130
Total nonaccrual loans	861	647	1,517	13,910	130
Accruing loans delinquent 90 days or more	—	—	495	—	99
Total nonperforming loans	$861	$647	$2,012	$13,910	$229
Total nonperforming loans to total assets	0.10%	0.08%	0.23%	1.54%	0.02%

Average impaired loans for the twelve months ended December 31, 2012 and 2011 were approximately $9.0 million and $20.2 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $6,000 and $70,000, respectively.

The following tables present information regarding the Company's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans at the dates indicated. (dollars in thousands):

	December 31, 2012
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and industrial and finance leases	$1,051	9.6%	7.8%
Secured by real estate
Residential	1,529	13.9	28.5
Multi family	326	3.0	4.9
Commercial real estate and construction	7,750	70.4	58.5
Consumer and other	15	0.1	0.3
General allowance (1)	337	3.0
Total allowance for loan losses	$11,008	100.0%	100.0%

(1) The allowance for loan losses is allocated to specific loans as necessary.

	December 31, 2011
	Allowance for Loan Losses	Percent of Allowance	Percent of Total Loans
Commercial and industrial and finance leases	$1,076	6.1%	4.9%
Secured by real estate
Residential	6,490	36.6	33.0
Multi family	411	2.3	3.8
Commercial real estate and construction	8,466	47.8	57.9
Consumer and other	53	0.3	0.4
General allowance (1)	1,224	6.9
Total allowance for loan losses	$17,720	100.0%	100.0%

(1) The allowance for loan losses is allocated to specific loans as necessary.

The following table sets forth information regarding the aggregate maturities of the Company's loans in the specified categories and the amount of such loans which have fixed and variable rates.

	December 31, 2012
	Within 1 Year	1 to 5 Years	After 5 Years	Total
	(In thousands)
Fixed Rate
Commercial and industrial and finance leases	$1,745	$10,219	$639	$12,603
Commercial real estate and construction	19,027	32,558	34,355	85,940

Total fixed rate	$20,772	$42,777	$34,994	$98,543

Adjustable Rate
Commercial and industrial and finance leases	3,807	2,484	4,290	10,581
Commercial real estate and construction	776	36,573	49,684	87,033

Total adjustable rate	$4,583	$39,057	$53,974	$97,614
Total	$25,355	$81,834	$88,968	$196,157

Demand loans, loans with no stated maturity, are included in the table above in the “Within One Year” category.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Average loans outstanding	$313,615	$339,766	$390,253	$448,394	$461,678
Allowance at beginning of period	17,720	16,105	11,416	9,204	4,183
Charge-offs:
Commercial and other Loans	2	12	300	1,169	1
Real estate loans	50	—	767	6,025	—
Total loans charged-off	52	12	1,066	7,194	1
Recoveries:
Commercial and other Loans	33	27	5	106	118
Real estate loans	—	—	—	—	—
Total loans recovered	33	27	5	106	118
Net recoveries (charge-offs)	(19)	15	(1,061)	(7,088)	117
Provision for loan losses charged to operating expenses	(6,693)	1,600	5,750	9,300	4,904

Allowance at end of period	$11,008	$17,720	$16,105	$11,416	$9,204
Ratio of net recoveries (charge-offs) to average loans outstanding	(0.01)%	0.00%	(0.27)%	(1.58)%	.03%
Allowance as a percent of total loans	3.72%	5.58%	4.39%	2.65%	1.97%
Total loans at end of period	$295,754	$317,742	$367,242	$431,352	$467,890

Deposits

The Bank concentrates on obtaining deposits from a variety of businesses, professionals and retail customers. The Bank offers a number of different deposit programs, including statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank prices its deposit offerings competitively within the market it serves. These products are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds are very competitive, the Bank believes that personalized, quality service is also an important element in retaining core deposit customers.

The following table summarizes the composition of the average balances of major deposit categories:

	December 31,
	2012		2011		2010
	Average Amount	Average Yield	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$74,632	—	$76,900	—	$69,963	—
NOW and money market	24,544	0.29%	25,688	0.36%	26,274	0.30%
Savings deposits	201,251	0.18	191,316	0.40	196,598	0.71
Time deposits	357,706	1.15	379,860	1.34	400,586	1.52
Total deposits	$661,133	0.68%	$673,764	0.87%	$693,421	1.09%

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $161.7 million and $176.7 million at December 31, 2012 and 2011, respectively.

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
3 months or less	$19,565	$35,513
Over 3 months but within 6 months	27,326	22,374
Over 6 months but within 12 months	37,819	81,675
Over 12 months	77,032	37,172
Total	$161,742	$176,734

It has been the Bank's experience that the majority of these certificates will renew.

Short-Term Borrowings

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of securities sold under agreements to repurchase and various other borrowings which generally have maturities of less than one year. The details of these categories are presented below:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$45,000	$50,000	$50,000
Average balance during the year	$45,000	$50,000	$50,000
Maximum month-end balance	$50,000	$50,000	$50,000
Weighted average rate during the year	3.88%	3.57%	4.02%
Rate at December 31	3.38%	3.51%	3.97%

Capital Resources and Liquidity

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $377.4 million is available from the Federal Reserve Bank and the FHLB-NY.

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

No auction rate securities came due during the years ended December 31, 2012 and 2011. During the year ended December 31, 2011, we sold a single issuer trust preferred, a pooled trust preferred CDO and $8.3 million of auction rate securities, realizing an aggregate loss of $2.3 million. During the year ended December 31, 2012 there were $5.2 million of auction rate securities which were converted to preferred shares and subsequently sold. In addition, $2.5 million of auction rate securities were sold and $2.0 million were redeemed.

At December 31, 2011, our portfolio of investment securities included $2.6 million, at cost, of municipal securities for which an OTTI charge has not been recorded in our financial statements. The fair value of these securities was $2.0 million in 2011 and they were subsequently sold in 2012.

At December 31, 2012 and 2011, our portfolio of investment securities included $56.0 million and $65.7 million at cost, respectively, of auction rate securities for which an OTTI charge has not been recorded in our financial statements. The fair value of these securities, $48.2 million and $44.5 million at December 31, 2012 and 2011, respectively, may be negatively impacted in the future.

OTTI is a non-cash charge and not necessarily an indicator of a permanent decline in value. Security valuations require significant estimates, judgments and assumptions by management and are considered a critical accounting policy of the Company.

Based on our expected operating cash flows, and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities and municipal securities to affect our capital, liquidity or our ability to execute our current business plan. We had cash and cash equivalents totaling $149.2 million, or 18.0% of total assets, at December 31, 2012.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At December 31, 2012, the Company had cash of approximately $3.6 million. However, the payment of dividends on its common stock, when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

Contingent Liabilities and Commitments

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. See Note M - Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk - to the Consolidated Financial Statements. These financial instruments include commitments to extend credit and stand-by letters of credit. The following table presents the Company's commitments at December 31, 2012.

	Expiration By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Lines of Credit	$8,480	$3,647	$4,264	$559	$10
Standby Letters of Credit	286	237	49	—	—
Loan Commitments	815	815	—	—	—

Total	$9,581	$4,699	$4,313	$559	$10

Contractual Obligations

The following table presents the Company's contractual obligations at December 31, 2012.

	Payments Due By Periods
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Borrowings	$1,539	$1,539	$—	$—	$—
Operating Leases	5,462	1,290	2,346	809	1,017
Time Deposits	337,492	189,479	148,013	—	—
Total Contractual Obligations	$344,493	$192,308	$150,359	$809	$1,017

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

In the banking industry, a traditional measure of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods:

	Berkshire Bancorp Inc. Interest Rate Sensitivity Gap at December 31, 2012 (in thousands, except for percentages)
	3 Months or Less	3 Through 12 Months	1 Through 3 Years	Over 3 Years	Total	Fair Value
Federal funds sold	—	—	—	—	—
(Rate)
Interest bearing deposits in banks	140,517	—	—	—	140,517	140,517
(Rate)	0.25%				0.25%
Loans (1)(2)
Adjustable rate loans	15,986	6,923	29,009	65,758	117,677	121,185
(Rate)	5.43%	5.33%	5.63%	5.66%	5.60%
Fixed rate loans	5,610	17,578	38,668	116,221	178,077	184,527
(Rate)	7.56%	6.52%	5.83%	5.40%	5.67%
Total loans	21,596	24,502	67,677	181,979	295,754	305,712
Investments (3)(4)	67,751	24,309	29,396	239,359	360,815	357,315
(Rate)	4.32%	3.29%	1.77%	2.56%	2.88%
Total rate-sensitive assets	229,864	48,811	97,073	421,338	797,086
Deposit accounts (5)
Savings and NOW	208,579	—	—	—	208,579	208,579
(Rate)	0.22%				0.22%
Money market	12,236	—	—	—	12,236	12,236
(Rate)	0.16%				0.16%
Time Deposits	46,208	143,271	148,013	—	337,492	338,723
(Rate)	0.66%	1.05%	1.12%		1.03%
Total deposit accounts	267,023	143,271	148,013	—	558,307
Repurchase Agreements	—	15,000	30,000	—	45,000	46,135
(Rate)		4.07%	3.03%		3.38%
Other borrowings	271	1,268	—	—	1,539	1,548
(Rate)	3.42%	3.73%			3.68%
Total rate-sensitive liabilities	267,294	159,539	178,013	—	604,846
Interest rate caps	—	—	—	—	—
Gap (repricing differences)	(37,430)	(110,729)	(80,939)	421,338	192,240
Cumulative Gap	(37,430)	(148,159)	(229,098)	192,240
Cumulative Gap to Total Rate Sensitive Assets	-4.70%	-18.59%	-28.74%	24.12%

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

In July 2010, the FASB issued ASU No. 2010-20, which amends the authoritative accounting guidance under ASC Topic 310 “Receivables.”  The purpose of this update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires disclosures that facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. An entity is required to provide disclosures on a disaggregated basis by portfolio segment and class of financing receivables. This update requires the expansion of currently required disclosures about financing receivables as well as requiring additional disclosures about financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 of Notes to Consolidated Financial Statements - “Loans.”

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

In May 2011, the FASB issued ASU No. 2011-04, which results in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. Adoption of this update did not have a material effect on the Company's results of operations or financial condition but may have an effect on disclosures.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operation or financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Berkshire Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Bancorp Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Bancorp Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

April 15, 2013

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,637	$12,105
Interest bearing deposits	140,517	88,931
Total cash and cash equivalents	149,154	101,036
Investment Securities:
Available-for-sale, at fair value	355,114	414,064
Federal Home Loan Bank of New York stock	887	1,106
Held-to-maturity, fair value of $283 in 2012 and $293 in 2011	275	298
Total investment securities	356,276	415,468
Loans, net of unearned income	295,165	317,021
Less: allowance for loan losses	(11,008)	(17,720)
Net loans	284,157	299,301
Accrued interest receivable	3,099	3,224
Premises and equipment, net	7,113	7,474
Real Estate Owned	225	—
Other assets	28,021	35,626
Total assets	$828,045	$862,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$84,163	$74,073
Interest bearing	558,307	584,819
Total deposits	642,470	658,892
Securities sold under agreements to repurchase	45,000	50,000
Borrowings	1,539	6,139
Subordinated debt	—	22,681
Accrued interest payable	1,699	6,996
Other liabilities	3,031	1,893
Total liabilities	693,739	746,601

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
Preferred stock - $.01 Par value: Authorized — 2,000,000 shares Issued — 60,000 shares Outstanding — December 31, 2012, 0 shares December 31, 2011, 0 shares	—	—
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 14,416,198 shares Outstanding — December 31, 2012, 14,416,198 shares December 31, 2011, 14,443,183 shares	1,441	1,444
Additional paid-in capital	143,903	143,900
Accumulated Deficit	(8,061)	(19,299)
Accumulated other comprehensive loss, net	(2,977)	(10,517)
Total stockholders' equity	134,306	115,528
Total liabilities and stockholders' equity	$828,045	$862,129

The accompanying notes are an integral part of these consolidated financial statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	For The Years Ended December 31,
	2012	2011
INTEREST INCOME
Loans, including related fees	$18,953	$21,764
Investment securities	9,467	12,530
Interest bearing deposits	331	241
Total interest income	28,751	34,535
INTEREST EXPENSE
Deposits	4,897	5,940
Securities sold under agreements to repurchase	1,746	1,925
Interest expense on borrowings	137	982
Total interest expense	6,780	8,847
Net interest income	21,971	25,688
PROVISION OF (REDUCTION IN) LOAN LOSSES	(6,693)	1,600
Net interest income after Provision for loan losses	28,664	24,088
NON-INTEREST INCOME
Service charges on deposit accounts	450	479
Investment securities gains	236	1,079
Other income	795	43,335
Total non-interest income	1,481	44,893
NON-INTEREST EXPENSE
Salaries and employee benefits	9,795	9,517
Net occupancy expense	2,401	2,545
Equipment expense	342	330
FDIC assessment	1,200	1,252
Data processing expense	445	447
Other	2,457	3,203
Total non-interest expense	16,640	17,294
Income before provision for income taxes	13,505	51,687
Provision for income taxes	1,119	1,863
Net income	$12,387	$49,824
Dividends on preferred stock	—	4,000
Income allocated to common stockholders	$12,387	$45,824
Net income per common share:
Basic	$0.86	$5.51
Diluted	$0.86	$5.51
Number of shares used to compute net income per common share:
Basic	14,416	8,309
Diluted	14,416	8,309
Dividends per common share	$0.08	$—

The accompanying notes are an integral part of these consolidated financial statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2012	2011
Net income	$12,387	$49,824
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes (benefits) of $5,968 and $(2,005), respectively	7,294	(2,575)
Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes (benefits) of $201 and $ 432, respectively	246	647

Other comprehensive income (loss)	$7,540	$(1,928)

Comprehensive income	$19,927	$47,896

The accompanying notes are an integral part of these consolidated financial statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2012 and 2011

(In Thousands)

	Common Shares	Preferred Shares	Common Stock Par value	Preferred Stock Par value	Additional paid-in capital	Accumulated other comprehensive (loss) net	Retained Earnings (Accumulated deficit)	Treasury stock	Total stockholders' equity
Balance at January 1, 2011	7,698	60	$770	$1	$150,985	$(8,589)	$(65,123)	$(6,411)	$71,633
Net income							49,824		49,824
Other comprehensive loss, net of taxes						(1,928)			(1,928)
Conversion of Preferred Stock into Common Stock	6,745	(60)	674	(1)	(7,085)			6,411	(1)
Cash dividends - Preferred Stock							(4,000)		(4,000)
Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—	$115,528
Net income							12,387		12,387
Other comprehensive income, net of taxes						7,540			7,540
Cash dividends - Common Stock							(1,154)		(1,154)
Adjustment	(27)		(3)		3		5		5
Balance at December 31, 2012	14,416	—	$1,441	$—	$143,903	$(2,977)	$(8,061)	$—	$134,306

The accompanying notes are an integral part of these consolidated financial statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Years Ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,387	$49,824
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	617	—
Realized gains on investment securities	(236)	(1,079)
Net amortization of premiums of investment securities	2,032	1,454
Depreciation and amortization	518	487
Provision for loan losses	(6,712)	1,600

CHANGES IN ASSETS AND LIABILITIES:
Decrease in accrued interest receivable	125	354
Increase in other real estate owned	(225)	—
Decrease in other assets	879	11,678
Increase (decrease) in accrued interest payable and other liabilities	(4,159)	99

Net cash provided by operating activities	5,226	64,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale
Purchases	(474,246)	(451,321)
Sales, maturities and calls	545,232	375,411
Decrease in FHLBNY stock	219	—
Investment securities – Trading Purchases	(51,113)	—
Sales, maturities and calls	50,902	—
Investment securities held to maturity
Payments	23	21
Net decrease in loans	21,856	49,299
(Acquisition) sale of premises and equipment	(123)	(146)

Net cash (used in) provided by investing activities	92,750	(26,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in non interest bearing deposits	10,089	464
Net decrease in interest bearing deposits	(26,512)	(11,708)
(Decrease) Increase in securities sold under agreements to repurchase	(5,000)	—
Repayment of borrowings	(4,600)	(4,518)
Redemption of Junior Subordinated Debentures	(22,681)	—
Dividends paid on common stock	(1,154)	—

Net cash used in financing activities	(49,858)	(15,762)
Net increase in cash and cash equivalents	48,118	21,919
Cash and cash equivalents at beginning of year	$101,036	$79,117
Cash and cash equivalents at end of year	$149,154	$101,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash used to pay interest	$12,077	$4,594
Cash used to pay income taxes, net of refunds	$861	$(151)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES
Trade date securities receivable	$—	$(10,047)
Transfer from loans to real estate owned	$225	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Dividends declared and not paid	$—	$4,000

The accompanying notes are an integral part of these consolidated financial statements

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

In May 2009, in connection with the Bank's examination by the Federal Deposit Insurance Corporation (the "FDIC") the Bank received a Joint Memorandum of Understanding (as modified January 31, 2013, the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance with the MOU. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition. As set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital” and Note N to the Company's consolidated financial statements, the Bank has been notified by the regulators that it is well capitalized for regulatory purposes as of December 31, 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note B - SUMMARY OF ACCOUNTING POLICIES

1.	Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and predominant practice within the banking industry, and include the accounts of Berkshire Bancorp Inc. and its wholly-owned subsidiaries, Greater American Finance Group, Inc. ("GAFG"), and GAFG's wholly-owned subsidiary, the Bank, and East 39, LLC, (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

The principal estimates that are susceptible to significant change in the near term relate to the allowance for loan losses, carrying value of investments designated as available for sale, fair value of financial instruments, other than temporary impairment analysis and deferred tax assets and liabilities. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

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

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the current interest rate environment, (3) the financial condition and near-term prospects of the issuer, if applicable, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Other-than-temporary impairment losses for debt securities are measured using a discounted cash flow model. Other-than temporary impairment losses for equity securities are measured using quoted market prices, when available, or, when market quotes are not available due to an illiquid market, the Company uses an impairment model from a third party or quotes from investment brokers.

The Company did not have a trading securities portfolio as of December 31, 2012. The Company generally classifies all newly purchased debt securities as available for sale in order to maintain the flexibility to sell those securities if the need arises. The Company has a limited portfolio of securities classified as held to maturity, represented principally by securities purchased a number of years ago.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

3.	Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees, loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb probable and estimateable losses and losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem or impaired loans, and current economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

The Company accounts for its impaired loans in accordance with FASB ASC 310. These standards require that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Management considers its investment in one-to-four family real estate loans and consumer loans to be homogeneous groups of loans. As such, these loans are not individually evaluated for impairment but rather are collectively evaluated under ASC 450.

The general reserve is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general reserve. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material adverse effect on the Company's financial results.

On a quarterly basis, the Bank's management committee reviews the current status of various loans as part of our evaluation of the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

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

4.	Interest Rate Cap

The Company, from time to time, has entered into interest rate cap agreements in order to hedge its exposure to interest rate fluctuations. The Company adopted the provisions of FASB ASC 815, "Derivatives and Hedging Activities", on January 1, 2009. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Amounts reclassed into earnings, when the hedged transaction culminates, are included in interest income. At both December 31, 2012 and 2011, the Company had notional amounts of $40.0 million outstanding.

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

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

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

9.	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents are comprised of cash and due from banks, interest-bearing deposits in other financial institutions with an original maturity of less than ninety days, and federal funds sold.

10.	Restrictions on Cash and Due From Banks

The Bank is required to maintain reserves against customer demand deposits by keeping cash on hand or cash balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserve and cash balances were approximately $4,083,000 and $3,055,000 at December 31, 2012 and 2011, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note B - SUMMARY OF ACCOUNTING POLICIES (continued)

11.	Federal Home Loan Bank Stock

The Company is required as a condition of membership in the Federal Home Loan Bank of New York ("FHLB-NY") to maintain an investment in FHLB-NY common stock. The stock is redeemable at par, and therefore, its cost is equivalent to its redemption value. The FHLB-NY paid dividends on its common stock in each quarter of 2012. At December 31, 2012 and 2011, management did not believe this asset was impaired.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note C – INVESTMENT SECURITIES

The following is a summary of held to maturity investment securities:

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)

U.S. Government Agencies	$275	$8	$—	$283

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)

U.S. Government Agencies	$298	$1	$(6)	$293

The following is a summary of available-for-sale investment securities:

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)
U.S. Treasury Notes	$24,868	$19	$(37)	$24,850
U.S. Government Agencies	141,653	367	(151)	141,869
Mortgage-backed securities	127,508	2,343	(255)	129,595
Corporate notes	10,386	106	(3)	10,489
Municipal securities	—	—	—	—
Auction rate securities	56,000	—	(7,815)	48,185
Marketable equity securities and other	126	—	—	126
Totals	$360,541	$2,835	$(8,261)	$355,114

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

	December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
		(In thousands)
U.S. Treasury Notes	$80,072	$141	$—	$80,213
U.S. Government Agencies	130,389	510	(33)	130,866
Mortgage-backed securities	140,049	2,750	(440)	142,359
Corporate notes	12,949	103	(49)	13,003
Municipal securities	2,682	—	(687)	1,995
Auction rate securities	65,700	—	(21,205)	44,495
Marketable equity securities and other	1,178	—	(45)	1,133
Totals	$433,019	$3,504	$(22,459)	$414,064

The following table shows the outstanding auction rate securities at December 31, 2012 and 2011:

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Preferred Shares of Money Center Banks	$56,000	$48,185	$63,700	$42,495
Public Utility Debt and Equity Securities	—	—	2,000	2,000
Totals	$56,000	$48,185	$65,700	$44,495

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

The Company has investments in certain debt securities, as noted in the table below, that have unrealized losses or may be otherwise impaired, but OTTI has not been recognized in the consolidated financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment. In addition, these securities are making payments in accordance with the terms of the instruments.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at December 31, 2012 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$14,846	$37	$—	$—	$14,846	$37
U.S. Government Agencies	45,123	151	24	1	45,147	152
Mortgage-backed securities	13,205	56	5,377	199	18,582	255
Corporate notes	834	3	—	—	834	3
Auction rate securities	—	—	48,185	7,815	48,185	7,815
Marketable equity securities and other	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total temporarily impaired securities	$74,008	$247	$53,586	$8,015	$127,594	$8,262

The Company had a total of 44 debt securities with a fair market value of $79.4 million which were temporarily impaired at December 31, 2012. The total unrealized loss on these securities was $0.4 million, which is attributable to market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. The remaining unrealized loss of $7.8 million is on 8 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 18.0% of total assets at December 31, 2012. The Company determined that the unrealized losses associated with these securities are not considered to be other than temporary by performing an impairment analysis using a discounted cash flow model, with the difference between the present value of the projected cash flows and the amortized cost basis of the security recorded as a credit related loss against earnings.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

Management completed discounted cash flow analyses to test for other-than-temporarily impaired (“OTTI”). In determining the appropriate cash flow analysis for the Company’s auction rate securities (ARS), the Company reviewed multiple factors and prepared multiple discounted cash flow analyses. The four main factors affecting the Company’s cash flow analysis for each ARS were: the expected future interest rate of the ARS, the expected holding period, the expected principal to be received at the end of the holding period, and an assumed discount rate.

In determining the expected future interest rate, the Company used the current ARS rate at December 31, 2012 and kept the rate constant for future cash flow estimates. The current rates being paid on the majority of these securities are the maximum penalty rate and the Company believes that these rates will not change significantly in the future. In addition, if the rates do increase or decrease in future periods, the Company believes that this would increase or decrease the risk profile of these securities which would cause a corresponding change in the discount rate assumption so the discounted cash flow analysis would not be significantly affected by interest rate changes.

In determining the expected holding period of each security using discounted cash flow analysis, the Company ran several scenarios. These scenarios included holding the security until the trust dissolution date (maturity date), and a five year scenario, inasmuch as the Company believes five years from December 31, 2012 would be the earliest that the ARS market may resume the normal auction process.

The expected principal that the Company would receive in the discounted cash flow analysis was based upon two scenarios. These scenarios included receiving par at the maturity date and at the five-year assumed recovery date and receiving the market value of the underlying preferred shares at the maturity date and at the five-year assumed recovery date. Under the terms of the ARS agreements, the Company would receive the assets of the trust at the trust dissolution date which would constitute a conversion to the underlying preferred shares.

Finally, in determining the discount rate, the Company reviewed numerous industry rates and determined a separate discount rate for each ARS as follows: the Company obtained the 10 year credit default swap spread for each of the underlying issuers (the Company believed that this was the most readily available information that would most closely represent an equivalent yield). The Company then adjusted this rate by 50 - 100 basis points depending on how far out the actual maturity date was in excess of 10 years (maturity dates range from approximately 15 years to 25 years). The Company then added the 10-year swap rate at December 31, 2012, and finally added 50 or 100 basis points for the illiquidity and other market risks. The liquidity factor applied to these securities was based on the credit rating of the security (25 basis points for securities above investment grade and 50 basis points for securities slightly below investment grade). The final discount rates ranged from 2.3% - 5.0%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

Based on these analyses, the discounted cash flows ranged from a total of approximately $55.8 million to $60.0 million. The Company believes that of these scenarios, the most likely scenario as of December 31, 2012 is that the Company will hold these securities to the maturity based on the high interest rates and will receive par. However, the Company also verified the reasonableness of the value by analyzing receipt of the par value of the underlying preferred securities at maturity. The calculated fair values using the par value approach was $55.8 million as compared to $48.2 million using the underlying preferred securities. The current fair value that the Bank has recorded for the ARS portfolio based on the value of the underlying securities is approximately $48.2 million. As the Company’s current fair value falls below the range of the discounted cash flows analyses performed and lower than the most likely scenarios, the Company believes that its current fair value is a conservative representation of what a willing market participant would pay for these securities and is an accurate estimate of its ARS fair value at December 31, 2012.

Based upon the Company’s methodology for determining the fair value of the auction rate securities, the Company recorded no OTTI charge in 2012 or 2011. The Company concluded that, as of December 31, 2012 and 2011, the unrealized loss for the remainder of the auction rate securities is due to market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of the auction rate security from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

At December 31, 2012, the Company had six auction rate securities totaling $30.6 million which were below investment grade. At December 31, 2011, the Company had four auction rate securities totaling $15.3 million which were below investment grade.

During the year ended December 31, 2012, $2.0 million of auction rate securities were redeemed, there was no such activity for 2011.  During fiscal 2012, $5.7 million of auction rate securities were converted to the underlying preferred securities and sold with a loss of $760,000.  Additionally in 2012, $2.0 million of auction rate securities were sold and a loss of $187,000 was recognized on the sale.  During fiscal 2011, $8.3 million of auction rate securities were sold at auction with a net gain of $2.8 million recognized on the sale.

Based upon the discounted cash flow analysis performed, there was no credit related OTTI for the years ended December 31, 2012 and 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

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

The Company had a total of 43 debt securities with a fair market value of $67.4 million which were temporarily impaired at December 31, 2011. The total unrealized loss on these securities was $1.2 million, which is attributable to market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. We also had 1 equity security with a fair market value of $39,000 with an unrealized loss of $45,000. The remaining unrealized loss of $21.2 million is on 9 auction rate securities which have declined in value due to auction failures beginning in February 2008. It is not more likely than not that we would sell these securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 11.7% of total assets at December 31, 2011. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note C – INVESTMENT SECURITIES (continued)

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,196	$2,202	$—	$—

Due after one through five years	23,373	23,609	—	—
Due after five through ten years	72,650	73,219	254	260
Due after ten years	206,196	207,773	21	23
Auction rate securities	56,000	48,185	—	—
Marketable equity securities and other	126	126	—	—
Totals	$360,541	$355,114	$275	$283

Gross gains realized on the sales of available-for-sale securities for the years ended December 31, 2012 and 2011 were approximately $1.4 million and $7.6 million respectively. Gross losses were approximately $1.0 million and $6.6 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we sold US treasury notes, agency securities, corporate notes and auction rate securities. During the year ended December 31, 2011, we sold single issuer trust preferred securities, pooled trust CDO's, auction rate securities and certain corporate notes.

During the year, the Company entered into and exited trading security activity. As of December 31, 2012, all trading securities had been sold, which resulted in a net loss of $211,000. There was no trading activity in 2011.

At both December 31, 2012 and 2011, securities sold under agreements to repurchase with a book value of approximately $45.0 million and $50.0 million, respectively, were outstanding. The book value of the securities pledged for these repurchase agreements was $50.6 million and $55.6 million, respectively. As of December 31, 2012, the Company owns investment securities to one issuer where the carrying value exceeded 10% of stockholders' equity. As of December 31, 2011, the Company did not own investment securities of any one issuer where the carrying value exceeded 10% of stockholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note D – LOANS

Major classifications of loans are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Commercial and Industrial and Finance Leases	$23,184	$15,660
Secured by Real Estate
Residential	84,207	104,854
Multi family	14,491	12,169
Commercial Real Estate and Construction	172,973	183,819
Consumer	899	1,240
	295,754	317,742
Deferred loan fees, net	(589)	(721)
Allowance for loan losses	(11,008)	(17,720)
	$284,157	$299,301

Changes in the allowance for loan losses are as follows:

	For The Years Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$17,720	$16,105
Provision of (reduction in)charged to operations	(6,693)	1,600
Loans charged off	(52)	(12)
Recoveries	33	27

Balance at end of year	$11,008	$17,720

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

The Bank had $861,000 and $647,000 of non-accrual loans as of December 31, 2012 and 2011, respectively, and no loans delinquent more than ninety days and still accruing interest at December 31, 2012 and 2011. The Bank classified the non-accrual loans as impaired loans at both December 31, 2012 and 2011. However, no specific reserves for impaired loans was made because the collateral underlying the non-accrual loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 1.25% of risk-weighted assets or approximately $4.6 million and $5.2 million at December 31, 2012 and 2011, respectively. Interest payments on non-accrual loans are accounted for on a cash basis.

Average impaired loans for the twelve months ended December 31, 2012 and 2011 were approximately $9.0 million and $20.2 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $6,000 and $70,000, respectively.

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

Note D – LOANS (continued)

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	2	—	—	—	50	—	—	—	52
Recoveries	33	—	—	—	—	—	—	—	33
Provision	8	(1,548)	832	(85)	(4,911)	(38)	(64)	(887)	(6,693)
Ending balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008

Financing Receivables:
Ending balance	$21,814	$149,184	$23,789	$14,491	$84,207	$899	$1,370	$0	$295,754
Ending balance: individually evaluated for impairment	$0	$1,277	$0	$0	$7,596	$13	$0	$0	$8,886
Ending balance: collectively evaluated for impairment	$21,814	$147,907	$23,789	$14,491	$76,611	$886	$1,370	$0	$286,868

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

Note D – LOANS (continued)

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Age Analysis of Past Due Loans

As of December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$21,814	$21,814	$—
Construction	—	—	—	—	23,789	23,789	—
Commercial real estate	7,181	—	—	7,181	142,003	149,184	—
Consumer	50	—	—	50	665	715	—
Overdrafts	—	—	—	—	184	184	—
Residential – prime	6,081	373	861	7,315	76,892	84,207	—
Residential - multi family	—	—	—	—	14,491	14,491	—
Finance leases	—	—	—	—	1,370	1,370	—
Total	$ 13 312	$373	$861	$14,546	$281,208	$295,754	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Age Analysis of Past Due Loans

As of December 31, 2011

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$11	$—	$122	$133	$10,873	$11,006	$—
Construction	—	—	—	—	14,804	14,804	—
Commercial real estate	21	—	—	21	168,994	169,015	—
Consumer	—	—	—	—	778	778	—
Overdrafts	—	—	—	—	462	462	—
Residential – prime	63	—	525	588	104,266	104,854	—
Residential - multi family	—	—	—	—	12,169	12,169	—
Finance leases	—	—	—	—	4,654	4,654	—
Total	$95	$—	$647	$742	$317,000	$317,742	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Impaired Loans

For the Year Ended December 31, 2012

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,277	1,277	—	1,307	87	—
Consumer	13	13	—	15	—	—
Residential	7,596	7,596	—	7,640	355	6
Multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$8,886	$8,886	$—	$8,962	$442	$6
Commercial	1,277	1,277	—	1,307	87	—
Consumer	13	13	—	15	—	—
Residential	7,596	7,596	—	7,640	355	6
Finance leases	—	—	—	—	—	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Loans on Nonaccrual Status

As of

	December 31, 2012	December 31, 2011
	(In thousands)
Commercial & industrial	$—	$122
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	861	525
Multi family	—	—
Finance leases	—	—
Total	$861	$647

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Year Ended December 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$21,679	$23,789	$115,547
Watch	—	—	8,226
Special Mention	—	—	5,970
Substandard	135	—	19,441
Total	$21,814	$23,789	$149,183

	Residential	Multi Family
Grade:
Pass	$76,097	$14,491
Watch	716	—
Special Mention	1,086	—
Substandard	6,308	—
Total	$84,207	$14,491

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$184	$715	$1,370
Nonperforming	—	—	—
Total	$184	$715	$1,370

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

Note D – LOANS (continued)

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

Note D – LOANS (continued)

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all classified commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its periodic review process.

	Loan Modifications (Dollars in Thousands)

	As of December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Troubled Debt Restructuring
Residential	7	$2,177	$2,101
Commercial Real Estate	3	1,354	1,276
	10	$3,531	$3,377

	Loan Modifications (Dollars in Thousands)

	As of December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Troubled Debt Restructuring
Residential	8	$2,388	$2,388
Commercial Real Estate	3	1,326	1,326
	11	$3,714	$3,714

The loans restructured as noted above were restructured by extending maturity dates or reducing interest rates. No loans were restructed into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note D – LOANS (continued)

Balance at 12/31/11	$14,052
New Loans	29
Repayments	9,181
Balance at 12/31/12	$4,900

In December 2011, the Bank sold a loan to Farm Associates, of which the Company's and the Bank's Chairman of the Board and his immediate family members who serve as directors of the Bank are general partners, for approximately $4.5 million, respectively, which represented the Bank's carrying value.

In August 2012, the Bank sold a loan to K.F. Investors LLC, of which the Company’s and the Bank's Chairman of the Board and his immediate family members who serve as directors of the Bank are members, for approximately $6.8 million, which represented the Bank's carrying value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note E – PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	Estimated useful lives	December 31, 2012	December 31, 2011
		(In thousands)
Land	Indefinite	$3,187	$3,572
Buildings	39 years	4,409	4,019
Furniture and equipment	3 to 10 years	4,203	4,056
Leasehold improvements	2 to 10 years	2,794	2,767
		14,593	14,414
Accumulated depreciation and amortization		(7,480)	(6,940)
Total		$7,113	$7,474

Depreciation and amortization expense was approximately $518,000 and $487,000 for the years ended December 31, 2012 and 2011, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note F – DEPOSITS

The Bank concentrates on obtaining deposits from a variety of businesses, professionals and retail customers. The Bank offers a number of different deposit programs, including statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit with terms from seven days to five years. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank prices its deposit offerings competitively within the market it serves. These products are designed to attract new customers, retain existing customers and create opportunities to offer other bank products or services. While the market and pricing for deposit funds are very competitive, the Bank believes that personalized, quality service is also an important element in retaining core deposit customers.

	2012	2011

Interest-bearing deposits:
Certificate of deposit accounts	$337,492	$369,259
Savings accounts	169,654	189,700
Money Market accounts	12,236	8,290
NOW accounts	36,817	16,685
Total interest-bearing demand deposits	556,200	583,934
Non-interest bearing deposits	84,162	73,137
Total due to depositors	640,362	657,071
Mortgagors' escrow deposits	2,108	1,821
Total Deposits	$642,470	$658,892

The aggregate amount of jumbo certificates of deposits greater than $100,000 was approximately $161.7 million and $176.7 million as of December 31, 2012 and 2011, respectively.

The scheduled maturities of all certificates of deposit are as follows:

December 31, 2012
(In thousands)
2013	$189,479
2014	$138,385
2015	$9,628
2016	$—
$337,492

The following table summarizes the maturity distribution of time deposits of $100,000 or more as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
3 months or less	$19,565	$35,513
Over 3 months but within 6 months	27,326	22,374
Over 6 months but within 12 months	37,819	81,675
Over 12 months	77,032	37,172
Total	$161,742	$176,734

It has been the Bank's experience that the majority of these certificates of deposit will renew with the Bank.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note G – BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within 30 days from the date of the transactions. Short-term borrowings consist of various borrowings which generally have maturities of less than one year. The details of these categories are presented below:

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
Securities sold under repurchase agreements and federal funds purchased

Balance at year-end	$45,000	$50,000
Average balance during the year	$45,000	$50,000
Maximum month-end balance	$50,000	$50,000
Weighted average rate during the year	3.88%	3.57%
Rate at December 31	3.38%	3.51%

Borrowings

At December 31, 2012, advances from the FHLB-NY totaling $1.5 million will mature within one year and are reported as long-term borrowings. The advances are collateralized by FHLB-NY stock and certain first mortgage loans totaling $135.8 million. The advances had a weighted average rate of 3.68%. Unused lines of credit at the FHLB-NY were $133.4 million at December 31, 2012.

Outstanding long-term borrowings mature as follows (in thousands):

Year	Amount
2013	$1,539

Total	$1,539

The borrowings with the Federal Home Loan Bank are generally renewed.

Subordinated Debt

In 2004, the Company established Berkshire Capital Trust I, a Delaware statutory trust, ("BCTI"). The Company owned all of the common capital securities of BCTI. BCTI issued $15.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTI's common capital securities, in the Company through the purchase of $15.464 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the “2004 Debentures”) issued by the Company. The 2004 Debentures were paid in 2012.

In 2005, the Company established Berkshire Capital Trust II, a Delaware statutory trust, ("BCTII"). The Company owned all of the common capital securities of BCTII. BCTII issued $7.0 million of preferred capital securities to investors in a private transaction and invested the proceeds, combined with the proceeds from the sale of BCTII's common capital securities, in the Company through the purchase of $7.217 million aggregate principal amount of Floating Rate Junior Subordinated Debentures (the "2005 Debentures") issued by the Company. The 2005 Debentures were paid in 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note H – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing earnings (loss) available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. In calculating diluted earnings per share, the dilutive effect of stock options is calculated using the average market price for the Company's common stock during the period. There is no effect for dilutive shares for the years ended December 31, 2012 and 2011 due to the expiration of the stock option plan in 2009. The following tables present the Company's calculation of earnings (loss) per common share.

	Year Ended December 31, 2012 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share amount
Basic earnings per common share
Net income	$12,387
Dividends paid to preferred stockholders	—
Net income available to common stockholders	$12,387	14,416	$0.86

	Year Ended December 31, 2011 (In thousands, except per share data)
	Income (numerator)	Shares (denominator)	Per share Amount
Basic earnings per common share
Net income	$49,824
Dividends paid to preferred stockholders	(4,000)
Net income available to common stockholders	$45,824	8,309	$5.51

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note I – INCOME TAXES

The components of income tax expense (benefit) are as follows: (In thousands)

	Years Ended December 31,
	2012	2011
Federal:
Current	$123	$—
Deferred	(1,252)	225
State and Local:
Current	379	166
Deferred	1,869	1,472
Total	$1,119	$1,863

A reconciliation of the provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 and the amount computed by applying the statutory Federal income tax rate to income/loss from continuing operations follows: (In thousands)

	Years Ended December 31,
	2012	2011
Effective Tax Reconciliation
Tax at statutory rate	$4,592	$17,771
State and City, net of federal income tax benefit	989	1,506
Permanent items	(623)	(738)
Decrease in Federal valuation allowance	(3,552)	(16,326)
Other	(286)	(350)
Actual provision (benefit) for income taxes	$1,119	$1,863

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note I – INCOME TAXES (continued)

The tax effect of the principal temporary differences at December 31, 2012 and 2011 was as follows: (In thousands)

	December 31,
	2012	2011
Net deferred tax assets
Loan loss provision	$4,965	$7,992
Depreciation	(264)	(303)
Non accrual interest	104	104
Net operating loss	8,245	9,483
Other	907	462
Other than temporary impairment	—	425
Valuation reserve	—	(3,912)
Unrealized loss on investment securities	2,436	8,201
Net deferred tax asset included in other assets	$16,393	$22,452

As of December 31, 2012, the Company had $20.0 million of net operating losses available to offset future taxable income for federal income tax purposes that will begin to expire in 2029.

For the fiscal year ended December 31, 2012, the Company released its remaining valuation reserve of $3.9 million relating primarily to net operating losses. Management has determined that it is more likely than not that it will realize the net deferred tax asset based upon the nature and timing of the item referred to above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset. However, there can be no assurance that such levels of taxable income will be generated.

In the normal course of business, the Company's Federal, New York State and New York City Corporation tax returns are subject to audit. The Company is currently open to audit by the Internal Revenue Service (the "IRS") under the statute of limitations for years after 2008. The Company was under examination by the IRS for the years 2008 and 2009. This examination was completed during 2012 with no change to the tax returns as filed.

The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2012, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note I – INCOME TAXES (continued)

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the years ended December 31, 2012 and 2011.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note J – EMPLOYEE BENEFIT PLANS

1.	Postretirement Welfare Plan

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

	December 31,
	2012	2011
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$748	$628
Service cost	—	—
Interest cost	32	34
Adjustment for measurement date change	—	—
Actual loss (gain)	28	142
Benefits paid	(59)	(56)
Benefits obligation at end of year	749	748

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contribution	59	56
Benefits paid	(59)	(56)
Fair value of plan assets at end of year	—	—

Funded status	(749)	(748)
Unrecognized net actuarial loss	—	—
Accrued benefit cost (included in other liabilities)	$749	$748

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note J – EMPLOYEE BENEFIT PLANS (continued)

Net benefit cost included the following components:

	Year Ended December 31,
	2012	2011
	(In thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	32	34
Amortization of unrecognized (Gain)/Loss	5	—
Actual return on plan assets	—	—
Net periodic benefit cost	$37	$34

The assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 4.05% and 4.40% in 2012 and 2011, respectively.

2.	401(k) Plans

The Bank has a 401(k) plan in which employees can contribute up to 15% of their salary. The Bank also matches 50% of the employee contribution up to a maximum of 3% of the employee's salary. The matching expense was $114,000 and $128,000 for the years ended December 31, 2012 and 2011, respectively.

3.	Deferred Compensation Arrangements

GSB Financial and Goshen Bank established deferred compensation arrangements for certain directors and executives. These deferred compensation arrangements were terminated as a result of the acquisition. At December 31, 2012 and 2011, the balance accumulated under these arrangements was approximately $127,000 and $140,000, respectively, and will be paid out when the individual (i) ceases to be a director and/or executive of the Company; (ii) attains the age of 75; or (iii) specifies a particular date.

In July 2006, the Bank established the Deferred Compensation Plan of The Berkshire Bank (the "Plan") to provide for a systematic method by which key employees of the Bank may defer payment of all or part of the compensation that may be earned by them. The Plan is intended to be a nonqualified and unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees pursuant to Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2012 and 2011, the balances accumulated under the Plan were approximately $865,000 and $725,000, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note K – COMMITMENTS AND CONTINGENCIES

Leases and Other Commitments

The Company leases certain of its operating facilities under non-cancelable operating leases expiring in 2013 through 2016. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

Year Ending December 31,
2013	$1,290
2014	1,194
2015	1,151
2016	617
2017	192
Thereafter	1,018
$5,462

The Company's rental expense was approximately $1,324,000 and $2,060,000 for the fiscal years ended December 31, 2012 and 2011, respectively. Included in the Company's rental expense was approximately $594,000 and $571,000 for the fiscal years ended December 31, 2012 and 2011, respectively, which was paid to a company affiliated with a director of the Company. The two leases expire in June and November 2016.

Bancorp rental expense was $18,000, paid to a company affiliated with a director.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the estimated fair value of its assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments. The Company uses significant estimations and present value calculations to prepare this disclosure.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 2012 and 2011 are outlined below.

	December 31,
	2012		2011
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$355,389	$355,397	$415,468	$415,463
Loans, net of unearned income	295,165	305,123	317,021	359,989
Time Deposits	337,492	338,723	369,259	371,266
Other Deposits	304,978	304,978	289,633	289,633
Repurchase Agreements	45,000	46,138	50,000	52,432
Borrowings	1,539	1,548	6,139	6,256
Subordinated debt	—	—	22,681	22,681

For cash and cash equivalents, the recorded book values of $149.2 million and $101.0 million at December 31, 2012 and 2011, respectively, approximate fair values.

The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available. Estimated fair values are also determined using unobservable inputs that are supported by little or no market values and significant assumptions and estimates.

The net loan portfolio at December 31, 2012 and 2011 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were approximately $0 at December 31, 2012 and 2011.

The fair value of borrowings and subordinated debt is calculated based on re-pricing of the debt at current market rates.

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

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Assets measured at fair value during fiscal year 2012 and fiscal year 2011 are summarized below.

	At December, 31, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2012
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$8,886	$8,886
Investment securities available for sale: (2)
U.S. Treasury Notes	14,846	10,004	—	24,850
U.S. Government Agencies	—	141,869	—	141,869
Mortgage-backed securities	—	129,595	—	129,595
Corporate notes	6,388	4,101	—	10,489
Municipal securities
Auction rate securities	—	—	48,185	48,185
Marketable equity securities and other	—	126	—	126
Total Investment securities available for sale	21,234	285,695	48,185	355,114
Total assets	$21,234	$285,695	$57,071	$364,000

(1) Non-recurring basis

(2) Recurring basis

The above table includes $5.4 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at December 31, 2012, and has determined that the unrealized losses are temporary.

The fair value of the derivative is zero and valued as a Level 3 input.

The fair value of the auction rate securities is determined by management by valuing the underlying security and a discounted cash flow analysis is performed in order to test for OTTI. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of December 31, 2012, there have been more than two failed auctions for all outstanding auction rate securities. Because of the lack of liquidity in the market for the auction rate securities as compared to the market for the underlying preferred shares and as there is a possibility of an orderly transaction and market for the underlying preferred shares without significant adjustment to their carrying value, we considered the market value of the underlying preferred shares to be more objective and relevant.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

	At December, 31, 2011 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2011
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$25,031	$25,031
Investment securities available for sale: (2)
U.S. Treasury Notes	80,213	—	—	80,213
U.S. Government Agencies	—	130,866	—	130,866
Mortgage-backed securities	—	142,359	—	142,359
Corporate notes	13,003	—	—	13,003
Municipal securities	1,995	—	—	1,995
Auction rate securities	—	—	44,495	44,495
Marketable equity securities and other	803	330	—	1,133
Total Investment securities available for sale	96,014	273,555	44,495	414,064
Total assets	$96,014	$273,555	$69,526	$439,095

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note L – FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2012	$44,495
Total gains/losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	13,390
Purchases	—
Converted and sold	(7,700)
Issuances	—
Settlements	—
Redemptions	(2,000)
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses
Balance, December 31, 2012	$48,185

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note M –	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

	December 31,
	2012	2011
	(In thousands)
Unused lines of credit	$8,480	$9,707
Commitments to extend credit	815	1,218
Standby letters of credit and financial guarantees written	286	491
	$9,581	$11,416
Interest rate caps-notional amount	$40,000	$40,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2012 varies up to 100%.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note M –	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK (continued)

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of December 31, 2012 was $286,000 and they expire through 2013. Amounts due under these letters of credit would be reduced by any proceeds the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

In May 2009, in connection with the Bank's examination by the FDIC, the Bank received a Joint Memorandum of Understanding (as modified January 31, 2013, the "MOU") from the FDIC and the New York State Department of Financial Services (the "NYSDFS"), formerly called the New York State Banking Department, which the Bank executed. The MOU sets forth an informal understanding among the Bank, the FDIC and the NYSDFS addressing asset quality, loan review, underwriting and administration and certain other concerns identified in the examination. The Bank's board of directors appointed a committee comprised of three directors to monitor the Bank's compliance with the MOU. Compliance with the MOU has not had a material adverse effect on our results of operations or financial condition.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.

As of December 31, 2012, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

Regulators also have broad discretion to require any institution to maintain higher capital levels than otherwise required by statute or regulation, even institutions that are considered "well-capitalized" under applicable regulations.

New York banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends which made by paid at any date is generally equal to the Bank's net profits for the year in which the payment is made, plus retained net profits for the previous two years subject to certain limits not generally relevant. The Bank's retained aggregate net income is $65.1 million for the two years ended December 31, 2012.

The following table sets forth the actual and required regulatory capital amounts and ratios of, the Company and the Bank as of December 31, 2012 and 2011 (dollars in thousands):

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note N - REGULATORY MATTERS (continued)

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total Capital (to Risk-Weighted Assets)
Company	$133,662	36.0%	$29,737	>8.0%	$—	N/A
Bank	123,634	34.0%	29,109	>8.0%	36,387	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	129,034	34.7%	14,869	>4.0%	—	N/A
Bank	119,006	32.7%	14,555	>4.0%	21,832	>6.0%
Tier I Capital (to Average Assets)
Company	129,034	15.5%	33,412	>4.0%	—	N/A
Bank	119,006	14.5%	32,886	>4.0%	41,108	>5.0%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$153,573	37.8%	$32,503	>8.0%	$—	N/A
Bank	143,893	36.1%	31,866	>8.0%	39,833	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	148,440	36.5%	16,252	>4.0%	—	N/A
Bank	138,757	34.8%	15,933	>4.0%	23,900	>6.0%
Tier I Capital (to Average Assets)
Company	148,440	17.0%	34,988	>4.0%	—	N/A
Bank	138,757	15.9%	34,987	>4.0%	43,733	>5.0%

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The condensed financial information for Berkshire Bancorp Inc. (parent company only) is as follows:

CONDENSED BALANCE SHEETS

(In Thousands)

	December 31,
	2012	2011
ASSETS

Cash	$3,597	$731
Equity investment in subsidiaries	124,871	134,422
Investment in securities available for sale	—	2,799
Accrued interest receivable	—	38
Other assets	3,955	3,406
Total assets	$132,423	$141,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debt	$—	$22,681
Other liabilities	119	3,187
Total liabilities	119	25,868

Stockholders' equity
Common stock	1,442	1,444
Series A preferred stock	—	—
Additional paid-in capital	143,903	143,900
Accumulated deficit	(10,065)	(19,299)
Accumulated other comprehensive loss, net	(2,976)	(10,517)
Common stock in treasury, at cost	—	—
Total stockholders' equity	132,304	115,528
	$132,423	$141,396

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

CONDENSED STATEMENTS OF INCOME

(In Thousands)

	For The Years Ended December 31,
	2012	2011
INCOME
Interest income from the Bank	$—	$2
Interest income	174	266
(Loss) gain on sales of investment securities	72	(155)
Other income	338	338
Total income	584	451

EXPENSES
Salaries and employee benefits	465	373
Interest expense	334	668
Loss on termination of pension plan	—	—
Other expenses	811	808
Total expenses	1,610	1,849
Loss before income taxes and equity in undistributed net income of the Bank	(1,026)	(1,398)
Equity in undistributed net income (loss) of the Bank	13,019	51,630
Income before taxes	11,993	50,232
Provision (benefit) for income taxes	(389)	408
Net income	$12,382	$49,824

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Note O - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	For The Years Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$12,382	$49,824
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss (gain) on sales of investment securities	(72)	155
Equity in undistributed net (income) loss of the Bank	(13,020)	(51,630)
Equity in undistributed net income of East 39, LLC	(338)	(338)
Increase in other liabilities	(3,067)	(1,322)
Increase (decrease) in other assets	(511)	1,134

Net cash used in operating activities	(4,626)	(2,177)

Investing activities:
Investment securities available for sale
Sales and redemptions	10,982	838
Other	1	(208)

Net cash provided by investing activities	10,983	630

Financing activities:
Advances from subsidiaries	20,344	—
Redemption of Junior Subordinated Debentures	(22,681)	—
Dividends paid on common stock	(1,154)	—

Net cash used in financing activities	(3,491)	—

Net decrease in cash and cash equivalents	2,866	(1,547)
Cash and cash equivalents at beginning of year	731	2,278
Cash and cash equivalents at end of year	$3,597	$731
Schedule of non-cash financing activities:
Dividends declared and not paid	$—	$4,000

Note P - SUBSEQUENT EVENTS

On March 25, 2013, Mr. Steven Rosenberg informed the Company that he will retire and resign from all positions he holds with the Company effective at the close of business on the date this Annual Report is filed. The Board of Directors appointed Dr. Joseph Fink as President, Chief Executive Officer and Chief Financial Officer of the Company and elected Dr. Fink to fill the vacancy on the Board created by Mr. Rosenberg’s resignation, all effective as of the effectiveness of Mr. Rosenberg’s resignation.

On March 25, 2013, the Company entered into a severance agreement with Mr. Rosenberg pursuant to which the Company will pay Mr. Rosenberg $200,000 in one lump sum and pay Mr. Rosenberg’s health insurance benefits through December 31, 2013.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

ITEM 9A.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, the CEO/CFO concluded that the Disclosure Controls were not effective, as of December 31, 2012, because of the material weaknesses described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Internal Control”). The Company’s Internal Control is a process designed by, or under the supervision of the CEO/CFO, and effected by the Company’s Board of Directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company, including the CEO/CFO, assessed the effectiveness of the Company’s Internal Control as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework”. Based on its assessment, including the consideration of material weaknesses described below, management concluded that the Company’s Internal Control was not effective, as of December 31, 2012, due to the following material weaknesses:

•	Material weakness related to income taxes computations — The Company outsources its tax function to a tax specialist. This tax specialist prepares the Company’s income tax provision and related tax footnote disclosures for its financial statements. The tax specialist did not perform the necessary levels of due diligence required during the preparation process, and management relied on the tax specialist recommendations without recognizing errors in the tax computations. These two factors were the primary reason for the resulting errors in the tax computations. Consequently, adjusting journal entries were recorded by management to rectify the errors.
•	Material weakness related to financial statement closing process — There were several unrecorded adjustments and omitted disclosures identified during the financial statement audit. Further, in addition to the audit adjustment related to income taxes, there was a material audit adjustment recorded by management to fairly present investment fair values in the financial statements. These adjustments are indicative of insufficient review controls in place by management with respect to the financial statement closing process.
•	Material weakness related to allowance for loan losses — The Company refined its allowance methodology in the fourth quarter of 2012 using assistance from a third party specialist. Management relied on the third party specialist’s recommendation with respect to its methodology to calculate its allowance for loan losses. Management’s process did not adequately challenge the third party’s model assumptions and inputs. Additionally, management did not adequately document the rationale for using the allowance assumptions and inputs. Although these matters are indicative of insufficient review controls in place by management related to the allowance for loan losses, management believes that the amount of the allowance for loan losses is appropriate after considering the effects of unrecorded adjustments.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding Internal Control because the Company’s Internal Control is not subject to attestation by the Company’s registered public accounting firm pursuant to the provisions of the SEC rules and regulations that permit the Company to provide only management’s report in this Form 10-K.

Remediation of Material Weaknesses

In response to material weaknesses identified above, the Company is in the process of implementing changes to its Internal Control, including improved communications between management and consultants in the areas of tax and the allowance for loan losses as well as improved supervision by the management of the Company of the financial reporting process.

As the Company continues to evaluate and work to improve its Internal Control, management may determine to take additional measures to address Internal Control weaknesses.

Limitations on the Effectiveness of Controls

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s Internal Control during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Control.

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following are the current directors and executive officers of the Company:

Name	Age	Position(s)
Steven Rosenberg	64	President, Chief Executive Officer, Chief Financial Officer and Director*
William L. Cohen	71	Director
Martin A. Fischer	75	Director
Moses Marx	77	Director
Randolph B. Stockwell	66	Director
Moses Krausz	72	President of The Berkshire Bank and Director
David Lukens	63	Executive Vice President, Chief Financial Officer of The Berkshire Bank

* Mr. Rosenberg will retire and resign from all positions he holds with the Company effective at the close of business on the date this Annual Report is filed. The Board of Directors appointed Dr. Joseph Fink as President, Chief Executive Officer and Chief Financial Officer of the Company and elected Dr. Fink to fill the vacancy on the Board created by Mr. Rosenberg’s resignation, all effective as of the effectiveness of Mr. Rosenberg’s resignation. Dr. Fink, 55, has been a private investor for the past 28 years. During such time, Dr. Fink has also been employed part time as a periodontist. Dr. Fink has served as a Director of the Bank since 2003. Dr. Fink is a son-in-law of Moses Marx, the Company’s Chairman of the Board.

Mr. Rosenberg has served as President and Chief Executive Officer of the Company since March 1999 and as Vice President and Chief Financial Officer of the Company from April 1990 to March 1999. He continues to serve as Chief Financial Officer. Mr. Rosenberg was elected a director in May 1995. From September 1987 through April 1990, he served as President and Director of Scomel Industries, Inc., a company engaged in international marketing and consulting. Mr. Rosenberg is a director of The Cooper Companies, Inc. (a developer and manufacturer of healthcare products). Mr. Rosenberg's experience on the boards and in management of public and private companies provides him with the skills necessary to lead the Company. Mr. Rosenberg's position within the Company also provides him with intimate knowledge of our business, results of operations and financial condition.

Mr. Cohen was elected a director in July 1993. Mr. Cohen has served as the Chief Executive Officer of Andover Properties, LLC, a real estate development company specializing in self storage facilities since November 2003, and has been a private investor for over five years. Mr. Cohen served as President, Chief Executive Officer and Chairman of the Board of The Andover Apparel Group Inc., an apparel manufacturing company, from 1980 to 2000. Mr. Cohen has a strong corporate leadership background and experience as a financial expert, having served as chief executive officer of a number of companies.

Mr. Fischer was elected a director in December 2006. Mr. Fischer has been the Chairman of Mount Carmel Cemetery Association, a New York State not-for-profit corporation, since January 1, 2011. From April 2001 to December 2010, Mr. Fischer was the President and Chief Executive of that association. Mr. Fischer was counsel to Warshaw, Burstein, Cohen, Schlesinger and Kuh, a New York City law firm, from 1987 until 2001 and served as President, Chief Operating Officer and a director of Kinney System, Inc. and The Katz Parking System, Inc. from 1981 to 1986. Mr. Fischer was appointed Commissioner of the New York State Insurance Fund in 1977 and served as its Chairman until January 1995. Mr. Fischer's experience as an attorney, businessman and member of government, provide him with the leadership experience sought by our board.

Mr. Marx was elected a director in May 1995. Mr. Marx has been the Managing Member of United Equities Company LLC since 2000 and General Partner of its predecessor, United Equities Company, since 1954 and General Partner of United Equities Commodities Company since 1972. He is also President of Momar Corp. All of these are private investment companies. Mr. Marx served as a director of The Cooper Companies, Inc. (a developer and manufacturer of healthcare products) from 1995 to March 2010. Mr. Marx' experience as a successful investor in the real estate, securities, banking and commodities industries provides him with the expertise to lead our board.

Mr. Stockwell was elected a director in July 1988. Mr. Stockwell has been a private investor for over five years. Since May 2010, Mr. Stockwell has served as Manager of YSA Furling Systems, LLC and from 1999 until April 2010 he served as President of its predecessor, Yachting Systems of America, LLC. He served in various capacities with the Community Bank, a commercial bank, from September 1972 to January 1987. Mr. Stockwell's experience as an investor and as a banking executive gives him the expertise, including financial expertise, to act as a member of our board.

Mr. Krausz has held the position of President of the Bank since March 1992 and Chief Executive Officer since November 1993. He was elected a director of the Company in May 2007. Prior to joining the Bank, Mr. Krausz was Managing Director of SFS Management Co., L.P., a mortgage banker, from 1987 to 1992 and was President of UMB Bank and Trust Company, a New York State chartered bank, from 1978 to 1987. Mr. Krausz has more than 40 years' experience as a senior executive in the banking industry and is thus qualified to serve as chief executive officer of the Bank and as a director of the Company.

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

Other than as set forth above, there are no family relationships (whether by blood, marriage or adoption) among any of the Company's current directors or executive officers.

At each annual meeting of stockholders, the successors to the directors then serving are elected to serve from the time of their election and qualification until the next annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier death, resignation or removal. All of our current directors have been elected to serve until the annual meeting of stockholders to be held in 2013. The Company's officers, in their capacities as such, serve at the discretion of the Board of Directors.

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

Audit Committee Members, Financial Expert and Independence

Our Board of Directors has established an Audit Committee comprised of three independent directors, Messrs. William L. Cohen, Martin A. Fischer and Randolph B. Stockwell. All of the members of the Audit Committee meet the audit committee independence requirements under current NASDAQ corporate governance standards for companies whose securities are listed on NASDAQ. Based upon their education and relevant experience, our Board has determined that Messrs. Cohen and Stockwell each qualify as audit committee financial experts as defined by the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission.

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

Based solely on a review of the copies of such forms and amendments thereto received by the Company, or on written representations from our executive officers and directors that no Forms 5 were required to be filed, we believe that during fiscal 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten (10%) percent of our Common Stock were met.

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

Summary Compensation Table

The following table shows the compensation earned by or with respect to the periods indicated to the individual who served as our Chief Executive Officer and Chief Financial Officer for the fiscal year ended December 31, 2012 and to each of the other executive officers of the Bank whose total compensation was more than $100,000 during the fiscal year ended December 31, 2012 (our "named executive officers").

Name and Principal Position	Year	Salary	Bonus	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$
Steven Rosenberg	2012	250,000	100,000	—	—	350,000
President, Chief Executive Officer and	2011	250,000	55,000	—	—	305,000
Chief Financial Officer

Moses Krausz	2012	565,718	300,000	16,702	6,505	888,925
President and Chief Executive Officer of The Berkshire Bank	2011	538,779	250,000	15,907	6,551	811,237

David Lukens	2012	213,720	40,000	6,412	7,035	267,167
Executive Vice President and Chief Financial Officer of The Berkshire Bank	2011	199,738	30,000	5,992	6,619	242,349

Narrative to Summary Compensation Table

See the section entitled "Post-Employment Compensation - Deferred Compensation Plan" below for the method of calculating nonqualified deferred compensation earnings for each plan.

Mr. Rosenberg does not have an employment agreement with us. Mr. Rosenberg does not participate in the Bank's 401(k) Plan or its Deferred Compensation Plan. On March 25, 2013, we entered into a severance agreement with Mr. Rosenberg pursuant to which we will pay Mr. Rosenberg $200,000 in one lump sum and pay Mr. Rosenberg’s health insurance benefits through December 31, 2013.

Mr. Krausz has an employment agreement with the Bank. The agreement expires on April 30, 2013 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Krausz of a specified base salary with fixed annual increases, the payment of a discretionary bonus and participation in our employee benefit plans. There are no change in control provisions in Mr. Krausz's employment agreement. Mr. Krausz is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings include only the earnings on the Deferred Compensation Plan. The amounts reported in All Other Compensation consist of contributions we made to Mr. Krausz's 401(k) account of $6,250 and $6,125 in 2012 and 2011, respectively, and income associated with life insurance coverage.

Mr. Lukens has an employment agreement with the Bank. The agreement expires on June 30, 2013 unless automatically renewed for up to three additional years as provided for in the agreement. The agreement provides for the payment to Mr. Lukens of a base salary and annual bonus, and participation in our employee benefit plans. There are no change in control provisions in Mr. Lukens' employment agreement. Mr. Lukens is a participant in the Bank's 401(k) Plan and its Deferred Compensation Plan. The amounts reported for Nonqualified Deferred Compensation Earnings include only the earnings on the Deferred Compensation Plan. The amounts reported in All Other Compensation consist of contributions we made to Mr. Lukens' 401(k) account of $6,250 and $5,743 in 2012 and 2011, respectively, and income associated with life insurance coverage.

Outstanding Equity Awards at Fiscal Year End

There were no options or other equity awards owned by any of our named executive officers at December 31, 2012.

Post-Employment Compensation

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

On June 30 and December 31 of each year, account balances are credited with the applicable earnings rate, the highest deposit rate paid by the Bank on its generally available interest bearing deposit accounts (excluding time deposits), in effect at that time. Distributions from the Deferred Compensation Plan may be made upon (i) separation from service, (ii) an unforeseeable emergency, (iii) death, (iv) disability, as defined under Section 409A of the Internal Revenue Code of 1986, as amended, (the "Code") and (v) a Change in Control Event, to the extent such Change in Control Event constitutes permissible payment under Section 409A of the Code.

Compensation of Directors

Director Compensation for the Fiscal Year Ended December 31, 2012.

	Fees Earned or Paid in Cash	Total
Name	$	$
William L. Cohen	37,750	37,750
Martin A. Fischer	37,750	37,750
Moses Marx	32,750	32,750
Randolph B. Stockwell	37,750	37,750

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

The following table sets forth certain information as of March 25, 2013 with respect to the beneficial ownership of our Common Stock by (i) each person who is known to us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all executive officers and directors as a group, based on information obtained from such persons. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if he has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty (60) days of March 25, 2013. The address for each beneficial owner, unless otherwise noted, is c/o Berkshire Bancorp Inc., 160 Broadway, New York, NY 10038

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	William L. Cohen	0		*

Common Stock	Martin A. Fischer	10,800		*

Common Stock	Moses Krausz	90,464	(1)	*

Common Stock	David Lukens	600		*

Common Stock	Moses Marx 160 Broadway New York, NY 10038	10,007,835	(2)	69.4%

Common Stock	Steven Rosenberg	62,580		*

Common Stock	Randolph B. Stockwell	21,000		*

Common Stock	All executive officers and directors as a group (7 persons)	10,193,279		70.7%

Common Stock	The George Karfunkel 2007 Grantor Retained Annuity Trust #1 c/o Jay Miller 430 East 57th Street New York, NY 10022	1,416,225	(3)	9.8%

	* Less than 1%

(1)	Includes 2,100 shares owned by Mr. Krausz's spouse.
(2)	Includes (i) 334,979 shares owned by Momar Corporation, (ii) 141,063 shares owned by Terumah Foundation, Inc. (iii) 157,261 shares owned by Marneu Holding Company, (iv) 10,681 shares owned by United Equities (Commodities) Company and (v) 190,284 shares owned by KF Investors LLC. Mr. Marx and K.F. Investors LLC entered into an agreement to act as a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, for the purpose of acquiring, holding or disposing of shares of Common Stock of the Company.
(3)	Based on the information provided in Schedule 13G filed with the SEC on November 10, 2011.

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

The Bank has lease agreements with Bowling Green Associates, LP and Verda Realty, the principal owner of which is Mr. Marx, for commercial space to operate bank branches. We obtained an appraisal of the market rental value of each space from an independent appraisal firm and management believes that the terms of the leases, including the annual rent paid, $594,310 and $571,000 in fiscal 2012 and 2011, is comparable to the terms and annual rent that would be paid to non-affiliated parties in a similar commercial transaction for similar commercial spaces.

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

In August 2012, the Bank sold a loan to K.F. Investors LLC, of which the Company’s and the Bank's Chairman of the Board and his immediate family members who serve as directors of the Bank are members, for approximately $6.8 million, which represented the Bank's carrying value.

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

ITEM 14. Principal Accounting Fees and Services

The Company's principal accountant is Grant Thornton LLP ("Grant Thornton"). The total fees for services rendered by Grant Thornton as of and for the years ended December 31, 2012 and 2011 were:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Services Rendered (1)

Audit Fees	$299,000	$174,550

Audit Related Fees: Professional services rendered for employee benefit plan audits, accounting assistance in connection with acquisitions and consultations related to financial accounting and reporting standards	—	—

Tax Fees: Tax consulting, preparation of returns	59,000	67,378

All Other Fees: Professional services rendered for corporate support	—	—

(1) The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal year.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP in 2012 and 2011. Consistent with the Audit Committee's responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The full Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee and services that were pre-approved. Service approved by the Audit Committee chairperson are communicated to the full Audit Committee at its next regular quarterly meeting and the Audit Committee reviews services and fees for the fiscal year at each such meeting. Pursuant to these procedures, the Audit Committee approved the foregoing audit and permissible non-audit services provided by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule
Number	Description

None

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(3) Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization, dated as of August 16, 2000, by and between Berkshire Bancorp Inc., Greater American Finance Group, Inc., The Berkshire Bank, GSB Financial Corporation and Goshen Savings Bank (incorporated by reference to the Companies Registration Statement on Form S-4 dated October 13, 2000.

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 30, 1999, and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2004).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company effective December 15, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 16, 2008).

3.3	Certificate of Designations of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 5, 2008).

3.4	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 30, 1999).

10.1	Employment Agreement, dated as of May 1, 1999, between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+

10.2	Employment Agreement, dated as of January 1, 2001, between The Berkshire Bank and David Lukens (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000).+

10.3	Lease Agreement, dated October 26, 1999, between Braun Management, Inc. as agent for Bowling Green Associates, L.P., and The Berkshire Bank (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2001).

10.4	Deferred Compensation Plan of The Berkshire Bank, effective July 1, 2006, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006).+

10.5	Amendment No. 1 to Deferred Compensation of The Berkshire Bank, dated August 17, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2006).+

10.6	Amendment No. 2 to Deferred Compensation of The Berkshire Bank, dated November 29, 2007 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007).

10.7	Amendment No. 3 to Deferred Compensation of The Berkshire Bank, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008).+

10.8	Amendment No. 5, dated as of December 2, 2011, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended December 31, 2011.+

10.9	Amendment No. 6, dated as of March 25, 2013, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz.+

21.	Subsidiaries of the Company.

Exhibit
Number	Description

31.	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+ Denotes a management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERKSHIRE BANCORP INC.

By:	/s/ Steven Rosenberg
Steven Rosenberg
President, (Chief Executive Officer)

Date:	April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Rosenberg	President, (Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer); Director	April 15, 2013
Steven Rosenberg

/s/ William L. Cohen	Director	April 15, 2013
William L. Cohen

/s/ Martin A. Fischer	Director	April 15, 2013
Martin A. Fischer

/s/ Moses Krausz	Director	April 15, 2013
Moses Krausz

/s/ Moses Marx	Director	April 15, 2013
Moses Marx

/s/ Randolph B. Stockwell	Director	April 15, 2013
Randolph B. Stockwell

EXHIBIT INDEX

Exhibit
Number	Description

10.9	Amendment No. 6, dated as of March 25, 2013, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz.+

21.	Subsidiaries of the Company.

31.	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

+ Denotes a management compensation plan or arrangement.