Form 10-Q
period 2013-03-31
BERKSHIRE BANCORP INC /DE/
filed 2013-05-15
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2013

or

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

As of May 10, 2013, there were 14,416,198 outstanding shares of the issuer's Common Stock, $.10 par value.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. Statements in this Quarterly Report on Form 10-Q that are not based on historical fact may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believe", "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms identify forward-looking statements. A wide variety of factors could cause the actual results and experiences of Berkshire Bancorp Inc. (the "Company") to differ materially from the results expressed or implied by the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include, but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; (v) changes in consumer preferences; (vi) changes in banking technology; (vii) ability to maintain key members of management; (viii) possible disruptions in the Company's operations at its banking facilities; (ix) cost of compliance with new corporate governance requirements, rules and regulations; and other factors referred to in this Quarterly Report and in Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

2

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Cash and due from banks (including restricted cash Of $3,872 and $4,083, respectively)	$7,445	$8,637
Interest bearing deposits	125,166	140,517
Total cash and cash equivalents	132,611	149,154
Investment Securities:
Available-for-sale, at fair value	348,643	355,114
Federal Home Loan Bank of New York stock	843	887
Held-to-maturity, fair value of $270 in 2013 and $283 in 2012	270	275
Total investment securities	349,756	356,276
Loans, net of unearned income	297,646	295,165
Less: allowance for loan losses	(10,705)	(11,008)
Net loans	286,941	284,157
Accrued interest receivable	3,114	3,099
Premises and equipment, net	7,059	7,113
Real Estate Owned	—	225
Deferred Tax Asset, net	14,686	16,392
Other assets	5,520	11,629
Total assets	$799,687	$828,045
Commitments and Contingencies

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$75,805	$84,163
Interest bearing	534,566	558,307
Total deposits	610,371	642,470
Securities sold under agreements to repurchase	45,000	45,000
Borrowings	564	1,539
Accrued interest payable	1,897	1,699
Other liabilities	4,513	3,031
Total liabilities	662,345	693,739
Commitment and Contingencies
Stockholders' equity
Preferred stock - $.01 Par value: 2,000,000 shares authorized - none issued	—	—
Common stock - $.10 par value
Authorized — 25,000,000 shares
Issued — 14,416,198 shares
Outstanding —
March 31, 2013, 14,416,198 shares
December 31, 2012, 14,416,198 shares	1,441	1,441
Additional paid-in capital	143,903	143,903
Accumulated Deficit	(7,110)	(8,061)
Accumulated other comprehensive loss, net	(892)	(2,977)
Total stockholders' equity	137,342	134,306
Total liabilities and stockholders' equity	$799,687	$828,045

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Data)

(unaudited)

	For The Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans, including related fees	$4,227	$4,905
Investment securities	2,196	2,437
Interest bearing deposits	95	59
Total interest income	6,518	7,401
INTEREST EXPENSE
Deposits	959	1,226
Securities sold under agreements to repurchase	380	444
Interest expense on borrowings	8	197
Total interest expense	1,347	1,867
Net interest income	5,171	5,534
PROVISION FOR LOAN LOSSES	(303)	—
Net interest income after provision for loan losses	5,474	5,534
NON-INTEREST INCOME
Service charges on deposit accounts	124	86
Investment securities gains	21	220
Other income	382	217
Total non-interest income	527	523
NON-INTEREST EXPENSE
Salaries and employee benefits	2,702	2,480
Net occupancy expense	593	584
Equipment expense	89	78
FDIC assessment	300	300
Data processing expense	127	112
Other	652	636
Total non-interest expense	4,463	4,190
Income before provision for taxes	1,539	1,867
Provision for income taxes	587	(269)
Net income	$951	$2,136
Dividends on preferred stock	-	-
Income (loss) allocated to common stockholders	$951	$2,136
Net income (loss) per common share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15
Number of shares used to compute net income (loss) per common share:
Basic	14,417	14,443
Diluted	14,417	14,443

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For The Three Months Ended March 31,
	2013	2012
Net earnings	$951	$2,136
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities, net of taxes of $1,706 and $4,008, in 2013 and 2012, respectively	2,085	6,012
Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes of $0 and $88, in 2013 and 2012, respectively	—	132

Other comprehensive income	$2,085	$5,880

Comprehensive income	$3,036	$8,016

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Three Months Ended March 31, 2013 and 2012

(Dollars In Thousands, Except Share Data)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Total stockholders' equity

Balance at December 31, 2011	14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—	$115,528
Net income							2,136		2,136
Other comprehensive income net of taxes						5,880			5,880
Comprehensive income									—
Adjustment									—
Balance at March 31, 2012	14,443	—	$1,444	$—	$143,900	$(4,637)	$(17,163)	$—	$123,544

Balance at December 31, 2012	14,416	—	$1,441	$—	$143,903	$(2,977)	$(8,061)	$—	$134,306
Net income							951		951
Other comprehensive income net of taxes						2,085			2,085
Cash dividends - Common Stock									—
Adjustment									—
Balance at March 31, 2013	14,416	—	$1,441	$—	$143,903	$(892)	$(7,110)	$—	$137,342

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$951	$2,136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains/(losses) on investment securities	21	(220)
Net amortization of premiums of investment securities	442	601
Depreciation and amortization	116	122
Provision for loan losses	(303)	-
(Increase) decrease in accrued interest receivable	(15)	12
(Increase) decrease in other real estate owned	225	-
(Increase) decrease in other assets	6,107	5,217
(Decrease) increase in accrued interest payable and other liabilities	1,679	(540)
Net cash provided by operating activities	9,222	7,328

Cash flows from investing activities:
Investment securities available for sale
Purchases	(95,798)	(62,333)
Sales, maturities and calls	105,617	62,509
Decrease in FHLBNY stock	44	52
Investment securities held to maturity
Payments	5	7
Net decrease in loans	(2,481)	(4,835)
(Acquisition) sale of premises and equipment	(80)	(29)
Net cash provided by (used in) investing activities	7,307	(4,681)

Cash flows from financing activities:
Net increase/(decrease) in non interest bearing deposits	(8,358)	1,851
Net increase/(decrease) in interest bearing deposits	(23,741)	18,800
Repayment of borrowings	(975)	(1,157)
Net cash (used in) financing activities	(33,073)	19,494

Net increase/(decrease) in cash and cash equivalents	(16,543)	22,141
Cash and cash equivalents at beginning of period	149,154	101,036
Cash and cash equivalents at end of period	$132,611	$123,177

Supplemental disclosure of cash flow information:
Cash used to pay interest	$1,149	$2,240
Cash used to pay income taxes, net of refunds	$(6,620)	$78

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2013 and 2012

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

The accompanying consoldiated financial statements of Berkshire Bancorp Inc. and subsidiaries include the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2012 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 2. Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the three-month periods ended March 31, 2013 and 2012, there were no potential dilutive shares. The following tables present the Company's calculation of income per common share:

	For The Three Months Ended March 31,
	2013			2012
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$951			$2,136
Net income available to common stockholders	$951	14,417	$0.07	$2,136	14,443	$0.15

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. Income Taxes

The provision for income taxes consists of the following:

	March 31, 2013	March 31, 2012
	(In thousands)
Federal:
Current	$-	$-
Deferred	236	(901)
State and Local:
Current	190	171
Deferred	161	461
Total	587	(269)

The tax effect of the principal temporary differences at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Net deferred tax assets
Loan loss provision	$4,828	$4,965
Depreciation	(200)	(264)
Non accrual interest	104	104
Net operating loss	7,953	8,245
Tax Credits	123	123
Other	911	784
Unrealized loss on investment securities	729	2,436
Net deferred tax assets included in other assets	$14,448	$16,392

As of March 31, 2013 and December 31, 2012, the Company had $19.6 million and $20.0 million, respectively, of federal net operating losses (“NOLs”) and $11.7 million and $12.9 million, respectively, of state NOLs available to offset future taxable income for income tax purposes that will begin to expire in 2029.

For the fiscal year ended December 31, 2011, the Company recorded a valuation reserve of $3.9 million relating primarily to NOL's. During the six months ended June 30, 2012, the valuation reserve was released due to additional current earnings and the expectation that we will recognize the remaining benefit of the NOLs within the next few years. Of the remaining deferred tax asset, management has determined that it is more likely than not that we will realize the net deferred tax asset based upon the nature and timing of the items referred to above. In order to fully realize the net deferred tax asset, the Company will need to generate future taxable income. Management has projected that the Company will generate sufficient taxable income to utilize the net deferred tax asset. However, there can be no assurance that such levels of taxable income will be generated.

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

The Company has performed an evaluation of its tax positions and has concluded that as of March 31, 2013 and December 31, 2012, there were no significant uncertain tax positions requiring additional recognition in its financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three months ended March 31, 2013 or the year ended December 31, 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$25,781	8.6%	$23,184	7.8%
Secured by Real Estate
Residential	80,238	26.9	84,207	28.5
Multi family	14,240	4.8	14,491	4.9
Commercial Real Estate and Construction	177,110	59.4	172,973	58.5
Consumer	846	0.3	899	0.3
Total loans	298,215	100.0%	295,754	100.0%
Deferred loan fees	(569)		(589)
Allowance for loan losses	(10,705)		(11,008)
Loans, net	$286,941		$284,157

The Bank had $1.2 million and $0.9 million of non-accrual loans as of March 31, 2013 and December 31, 2012, respectively, and no loans delinquent more than ninety days and still accruing interest at both March 31, 2013 and December 31, 2012. The Bank did not foreclose on any loans during the three months ended March 31, 2013. The Bank had one foreclosed real estate property, with a carrying value of $225,000 in the year ended December 31, 2012. The Bank classified the non-accrual loans as impaired loans at both March 31, 2013 and December 31, 2012. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 125% of risk-weighted assets or approximately $4.6 million and $4.6 million at March 31, 2013 and December 31, 2012, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Average impaired loans for the three months ended March 31, 2013 and 2012 were approximately $8.8 million and $25.8 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was $7,000 and $29,000 for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended March 31,
	2013	2012
	(In thousands
Balance at beginning of period	$11,008	$17,720
Provision charged to operations	(303)	—
Loans charge-offs	—	—
Recoveries	—	—
Balance at end of period	$10,705	$17,720

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2013

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	155	(179)	14	(6)	(128)	8	(31)	(136)	(303)
Ending balance	$1,144	$6,130	$1,455	$320	$1,401	$23	$31	$201	$10,705
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$1,144	$6,130	$1,455	$320	$1,401	$23	$31	$201	$10,705

Financing Receivables:
Ending balance	$25,781	$151,706	$24,276	$14,240	$80,238	$846	$1,128	$0	$298,215
Ending balance: individually evaluated for impairment	$0	$1,264	$0	$0	$7,548	$0	$0	$0	$8,812
Ending balance: collectively evaluated for impairment	$25,781	$150,442	$24,276	$14,240	$72,690	$846	$1,128	$0	$289,403

Among the loans reviewed for impairment, $2.1 million of residential loans and $1.3 million of commercial real estate loans were identified as troubled debt restructurings ("TDRs"). TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties. Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Three Months Ended March 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(280)	262	462	(9)	(315)	(14)	(28)	(78)	0
Ending balance	$670	$8,119	$1,071	$402	$6,175	$39	$98	$1,146	$17,720
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$670	$8,119	$1,071	$402	$6,175	$39	$98	$1,146	$17,720

Financing Receivables:
Ending balance	$14,728	$167,525	$19,836	$11,921	$104,040	$906	$3,618	$0	$322,574
Ending balance: individually evaluated for impairment	$102	$23,245	$0	$0	$2,360	$15	$0	$0	$25,722
Ending balance: collectively evaluated for impairment	$14,626	$144,280	$19,836	$11,921	$101,860	$891	$3,618	$0	$296,852

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Age Analysis of Past Due Loans

As of March 31, 2013

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$25,781	$25,781	$—
Construction	—	—	—	—	24,276	24,276	—
Commercial real estate	—	—	—	—	151,706	151,706	—
Consumer	21	—	—	21	668	689	—
Overdrafts	—	—	—	—	157	157	—
Residential - prime	299	511	731	1,541	78,697	80,238	—
Residential - multi family	—	—	—	—	14,240	14,240	—
Finance leases	—	—	—	—	1,128	1,128	—
Total	$320	$511	$731	$1,562	$296,653	$298,215	$—

Age Analysis of Past Due Loans

As of December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$21,814	$21,814	$—
Construction	—	—	—	—	23,789	23,789	—
Commercial real estate	7,181	—	—	7,181	142,003	149,184	—
Consumer	50	—	—	50	665	715	—
Overdrafts	—	—	—	—	184	184	—
Residential - prime	6,081	373	861	7,315	76,892	84,207	—
Residential - multi family	—	—	—	—	14,491	14,491	—
Finance leases	—	—	—	—	1,370	1,370	—
Total	$13,312	$373	$861	$14,546	$281,208	$295,754	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Impaired Loans

For the Three Months Ended March 31, 2013

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,263	1,263	—	1,270	21	—
Consumer	13	13	—	13	0	—
Residential - prime	7,536	7,536	—	7,566	132	7
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$8,812	$8,812	$—	$8,849	$153	$7
Commercial	1,263	1,263	—	1,270	21	—
Consumer	13	13	—	13	0	—
Residential	7,536	7,536	—	7,566	132	7

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Impaired Loans

For the Year Ended December 31, 2012

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,277	1,277	—	1,307	87	—
Consumer	13	13	—	15	—	—
Residential - prime	7,596	7,596	—	7,640	355	6
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$8,886	$8,886	$—	$8,962	$442	$6
Commercial	1,277	1,277	—	1,307	87	—
Consumer	13	13	—	15	—	—
Residential	7,596	7,596	—	7,640	355	6
Finance leases	—	—	—	—	—	—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Loans on Nonaccrual Status

As of

	March 31, 2013	December 31, 2012
(In thousands)
Commercial & industrial	$—	$—
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	1,163	861
Residential - multi family	—	—
Finance leases	—	—
Total	$1,163	$861

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Three Months Ended March 31, 2013

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$23,710	$14,606	$131,189
Watch	1,850	—	10,407
Special Mention	104	—	439
Substandard	117	9,670	9,671
Total	$25,781	$24,276	$151,706

22

	Residential	Multi Family	Finance Leases

Grade:
Pass	$71,881	$14,240	$—
Watch	578	—	—
Special Mention	1,158	—	—
Substandard	6,621	—	1,128
Total	$80,238	$14,240	$1,128

	Consumer Overdrafts	Consumer Other

Performing	$157	$689
Nonperforming	—	—
Total	$157	$689

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

For the Year Ended December 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$21,679	$23,789	$115,547
Watch	—	—	8,226
Special Mention	—	—	5,970
Substandard	135	—	19,441
Total	$21,814	$23,789	$149,184

	Residential	Multi Family
Grade:
Pass	$76,097	$14,491
Watch	716	—
Special Mention	1,086	—
Substandard	6,308	—
Total	$84,207	$14,491

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$184	$715	$1,370
Nonperforming	—	—	—
Total	$184	$715	$1,370

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

	Loan Modifications (Dollars in Thousands)

	As of March 31, 2013
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential - prime	7	$2,177	$2,090
Commercial Real Estate	3	1,354	1,264
	10	$3,531	$3,354

	As of December 31, 2012
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Loans	Post-Modification Outstanding Recorded Loans
Residential	7	$2,177	$2,101
Commercial Real Estate	3	1,354	1,276
	10	$3,531	$3,377

The loans restructured as noted above were restructured by extending maturity dates or reducing interest rates. No loans were restructured into two notes nor are there any commitments to extend additional funds on any TDRs. The commercial real estate loans are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms at the periods indicated:

	As of March 31,
	2013		2012
(Dollars in thousands)	Number of contracts	Recorded investments	Numbers of contracts	Recorded investments
Multi-family residential	—	$—	—	$—
Commercial real estate	3	1,263	3	1,315
One-to-four family – residential	5	1,285	7	2,134
Construction	—	—	—	—
Commercial business and others	—	—	—	—
Total Performing TDRs	8	$2,548	10	$3,449

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. Investment Securities

The following is a summary of held to maturity investment securities:

	March 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$270	$-	$-	$270

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$275	$8	$-	$283

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The following is a summary of available-for-sale investment securities:

	March 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$34,866	$40	$(141)	$34,765
U.S. Government Agencies	139,445	211	(447)	139,209
Mortgage-backed securities	113,517	1,880	(563)	114,834
Corporate notes	9,302	103	(2)	9,403
Auction rate securities	53,000	—	(2,694)	50,306
Marketable equity securities and other	126	—	—	126

Totals	$350,256	$2,234	$(3,847)	$348,643

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$24,868	$19	$(37)	$24,850
U.S. Government Agencies	141,653	367	(151)	141,869
Mortgage-backed securities	127,508	2,343	(255)	129,594
Corporate notes	10,386	106	(3)	10,489
Auction rate securities	56,000	—	(7,815)	48,185
Marketable equity Securities and other	126	—	—	126
Totals	$360,541	$2,835	$(8,261)	$355,114

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Preferred Shares of Money Center Banks	$53,000	$50,306	$56,000	$48,185
Totals	$53,000	$50,306	$56,000	$48,185

In accordance with ASC 320-10, Investment - Debt and Equity Securities, Management's impairment analysis for the corporate and auction rate securities that were in a loss position as of March 31, 2013 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

29

At March 31, 2013 and December 31, 2012, the amortized cost of our auction rate securities was $53.0 million and $56.0 million, respectively. The fair value of the auction rate securities was $50.3 million and $48.2 million at March 31, 2013 and December 31, 2012, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of March 31, 2013, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through March 31, 2013, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus. Currently, the interest rate paid approximates the rate paid on money market deposit accounts.

At March 31, 2013, we had 6 auction rate securities with an aggregate fair market value of $34.8 million which were below investment grade. At December 31, 2012, we had four auction rate securities with an aggregate fair market value of $30.6 million which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of March 31, 2013, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the issuer of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

There has been one credit rating down grade on our auction rate securities subsequent to December 31, 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the credit markets coupled with the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at March 31, 2013 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$14,746	$140	$1	$1	$14,747	$141
U.S. Government Agencies	78,041	447	—	—	78,041	447
Mortgage-backed securities	29,714	279	8,889	284	38,603	563
Corporate Notes	671	2	—	—	671	2
Auction rate securities	50,306	2,694	—	—	50,306	2,694
Total temporarily impaired securities	$173,478	$3,562	$8,890	$285	$182,368	$3,847

The Company had a total of 84 debt securities with a fair market value of $182.4 million which were temporarily impaired at March 31, 2013. The total unrealized loss on these securities was $3.8 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. The unrealized loss on our debt securities is comprised of a loss of $2.7 million on eight auction rate securities which have declined in value due to auction failures beginning in February 2008 and a loss of $1.1 million on other debt securities. It is not more likely than not that we would sell the auction rate securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 16.58% of total assets at March 31, 2013. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$22,326	$22,372	$—	$—
Due after one through five years	11,991	12,187	—	—
Due after five through ten years	81,115	81,480	250	250
Due after ten years	181,698	182,172	20	20
Auction rate securities	53,000	50,306	—	—
Marketable equity securities and other	126	126	—	—

Totals	$350,256	$348,643	$270	$270

Gross gains realized on the sales of available-for-sale securities for the three months ended March 31, 2013, and 2012 were approximately $152,000 and $327,000, respectively. Gross losses were approximately $131,000 and $107,000 for the three months ended March 31, 2013 and 2012, respectively.

At both March 31, 2013 and December 31, 2012, securities sold under agreements to repurchase with a book value of $45.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $49.8 million and $55.9 million, respectively. As of March 31, 2013 and December 31, 2012, the Company owns investment securities to one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 6. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Three Months Ended March 31, 2013		Twelve Months Ended December 31, 2012
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)
Demand deposits	$77,406	—	$74,632	—
NOW and money market	40,004	0.37%	27,544	0.29%
Savings deposits	166,306	0.20	201,251	0.18
Time deposits	333,304	0.99	357,706	1.15
Total deposits	$617,020	0.62%	$661,133	0.68%

The following table provides the Weighted Average rate for each of the deposit categories:

	As of March 31,
(Dollars in thousands)	2013		2012
		Weighted		Weighted
	Balance	Ave Rate	Balance	Ave Rate
Interest-bearing deposits:
Certificate of deposit accounts	$331,548	1.01%	$362,325	1.19%
Savings accounts	163,061	0.19%	210,691	0.12%
Money Market accounts	10,194	0.14%	8,153	0.16%
NOW accounts	26,727	0.57%	19,534	0.23%
Total interest-bearing demand deposits	531,530		600,703
Non-interest bearing deposits	75,805		75,921
Total due to depositors	607,335		676,624
Mortgagors' escrow deposits	3,036	1.39%	2,919	1.36%
Total Deposits	$610,371		$679,543

Note 7. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income, ("ASC 220") which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Three Months Ended March 31,
	2013			2012
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising During period	$3,791	$(1,706)	$2,085	$10,020	$(4,008)	$6,012
Less reclassification adjustment for gains (losses) realized in net income	—	—	0	220	(88)	132
Unrealized gain (loss) on investment securities	3,791	(1,706)	2,085	9,800	(3,920)	5,880
Other comprehensive Income (loss), net	$3,791	$(1,706)	$2,085	$9,800	$(3,920)	$5,880

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at March 31, 2013 and December 31, 2012 are outlined below.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 8. - (continued)

	March 31, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$348,913	$348,914	$355,389	$355,397
Loans, net of unearned income	297,646	306,041	295,165	305,123
Time Deposits	331,548	324,125	337,492	338,723
Other Deposits	278,823	278,823	304,978	304,978
Repurchase Agreements	45,000	45,820	45,000	46,138
Borrowings	564	565	1,539	1,548

The following table sets forth the fair value hierarchy for financial instruments measured at fair value at March 31, 2013 and December 31, 2012:

	Quoted Prices
	in Active Markets
	for Identical		Significant Other		Significant Other		Total carried at
	Assets		Observable Inputs		Unobservable Inputs		fair value
	(Level 1)		(Level 2)		(Level 3)
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

Assets:

Investment Securities	$41,966	$21,234	$256,642	$285,978	$50,306	$48,185	$348,914	$355,397

Loans, net of Unearned Income	—	—	—	—	306,041	305,123	306,041	305,123

Time Deposits	—	—	324,125	338,723	—	—	324,125	338,723

Other Deposits	—	—	278,823	304,978	—	—	278,823	304,978

Repurchase Agreements	—	—	45,820	46,138	—	—	45,820	46,138

Borrowings	—	—	565	1,548	—	—	565	1,548

For cash and cash equivalents, the recorded book values of $132.6 million and $149.2 million at March 31, 2013 and December 31, 2012, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

The net loan portfolio at March 31, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both March 31, 2013 and December 31, 2012.

The fair value of borrowings and repurchase agreements approximates the carrying value due to the re-pricing of the debt. The Company measures the fair value of borrowings and repurchase agreements using Level 2 inputs.

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

Assets measured at fair value on a recurring and nonrecurring basis at March 31, 2013 and at December 31, 2012 are summarized below.

	At March 31, 2013 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31,2013
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$8,812	$8,812
Investment securities available for sale: (2)
U.S. Treasury Notes	$34,765	$—	$—	$34,765
U.S. Government Agencies	—	139,209	—	139,209
Mortgage-backed securities	—	114,834	—	114,834
Corporate notes	7,201	2,202	—	9,403
Auction rate securities	—	—	50,306	50,306
Marketable equity securities and other	—	126	—	126
Total Investment securities available for sale	$41,966	$256,371	$50,306	$348,643
Total assets	$41,966	$256,371	$59,118	$357,455

(1) Non-recurring basis-impaired loans represent carrying amount as no write downs were taken to date.

(2) Recurring basis

The above table includes $8.6 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at March 31, 2013, and determined that the unrealized losses are temporary.

	At December, 31, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2012
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$8,886	$8,886
Investment securities available for sale: (2)
U.S. Treasury Notes	$14,846	$10,004	$—	$24,850
U.S. Government Agencies	—	141,869	—	141,869
Mortgage-backed securities	—	129,595	—	129,595
Corporate notes	6,388	4,101	—	10,489
Municipal securities
Auction rate securities	—	—	48,185	48,185
Marketable equity securities and other	—	126	—	126
Total Investment securities available for sale	$21,234	$285,695	$48,185	$355,114
Total assets	$21,234	$285,695	$57,071	$364,000

(1) Non-recurring basis-impaired loans represent carrying amount as no write downs were taken to date.

(2) Recurring basis

The above table includes $5.4 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at December 31, 2012, and determined that the unrealized losses are temporary.

The fair value of the derivative is zero and valued as a Level 3 input.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The following table presents a reconciliation for assets measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (Level 3).

(Dollars in thousands)	Investment Securities Available for Sale

Balance, January 1, 2013	$48,185
Total gains/losses (realized/unrealized)
Included in earnings	5,121
Included in other comprehensive income	—
Purchases	—
Sales	(3,000)
Issuances	—
Settlements	—
Redemptions	—
Interest	—
Other than temporary impairment expense	—
Capital deductions for operating expenses	—
Balance, March 31, 2013	$50,306

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013	$—

In accordance with FASB Accounting Standards Update (“ASU”) No. 2011-04, the Bank establishes valuation processes and procedures to ensure that the valuation techniques for investments that are categorized within Level 3 of the fair value hierarchy are fair, consistent and verifiable.

The Bank periodically tests its valuation of Level 3 investments through performing Discounted Cash Flow analysis of the investments by comparing the results of the discounted cash flow to the values obtained from valuation of the underlying collateral of the Auction Rate Securities. The following table presents additional information in accordance with ASU 2011-04 about the valuation processes utilized in measuring assets and liabilities at fair value using significant unobservable inputs (Level 3):

Assets(at fair value) Investments in Auction Rate Securities	Fair Value at March 31, 2013 (in thousands)	Valuation Technique	Unobservable Inputs	Range of Preferred Share Pricing
Auction Rate Securities	$50,306	Market Prices	Underlying Collateral	$22.30 to $24.33

Note 9. Related Party Transactions

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

Balance at 12/31/12	$4,900
New Loans	—
Repayments	77
Balance at 3/31/13	$4,823

Aggregate deposits from related parties at March 31, 2013 and December 31, 2012 amounted to approximately $48.9 million and $61.5 million, respectively. At both March 31, 2013 and December 31, there were no related party Overdrawn deposit accounts reclassified to loans.

NOTE 10. Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of March 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2013 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	139,636	37.7%	29,601	>8.0%	$—	N/A
Bank	129,596	35.6%	29,118	>8.0%	36,397	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	134,936	36.5%	14,800	>4.0%	—	N/A
Bank	124,970	34.3%	14,559	>4.0%	21,838	>6.0%
Tier I Capital (to Average Assets)
Company	135,936	16.9%	31,915	>4.0%	—	N/A
Bank	124,970	15.8%	31,647	>4.0%	39,559	>5.0%

Note 11. New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, which amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material effect on the consolidated statements of operations or financial condition.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey. The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio. The Bank's primary regulator at the state level is by the New York Superintendent of Banks and the New York Banking Board, while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured to the maximum allowable amount by the FDIC. The Bank is a member of the Federal Home Loan Bank system. The Company, as a bank holding company, is regulated by the Federal Reserve Bank of New York.

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

During the first quarter of 2013, upon reviewing its historical experience of defaults in its portfolio and the current loan and housing environment, the bank reduced its loan loss provision by $303 thousand. No provisions were made in the first quarter of 2012.

Net income, before the provision for income taxes, for the three months ended March 31, 2013 was $1.5 million, compared to net income, before the benefit for income taxes, for the three months ended March 31, 2012 of $1.9 million.

Net income allocated to common stockholders, after the provision for income taxes, was $1.0 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012.

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

	For The Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$292,980	$4,227	5.77%	$318,510	$4,905	6.16%
Investment securities	354,789	2,196	2.48	412,939	2,437	2.37
Other (2)(5)	130,289	95	0.29	97,087	59	0.24
Total interest-earning assets	778,058	6,518	3.35	828,536	7,401	3.57
Noninterest-earning assets	25,444			30,410
Total Assets	$803,502			$858,946

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	206,309	122	0.24%	216,707	110	0.20%
Time deposits	333,304	837	1.00	366,660	1,116	1.22
Other borrowings	45,887	388	3.38	78,142	641	3.28
Total interest-bearing liabilities	585,501	1,347	0.92	661,509	1,867	1.13

Demand deposits	77,407			71,468
Noninterest-bearing liabilities	5,441			5,118
Stockholders' equity (5)	135,154			120,851

Total liabilities and stockholders' equity	$803,502			$858,946

Net interest income		$5,171			$5,534

Interest-rate spread (3)			2.43%			2.44%

Net interest margin (4)			2.66%			2.67%

Ratio of average interest-earning assets to average interest bearing liabilities	1.33			1.25

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the three March 31, 2013 was $1.0 million, or $0.07 per common share, compared to net income allocated to common stockholders of $2.1 million, or $0.15 per common share, for the three months ended March 31, 2012.

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

For the quarter ended March 31, 2013, net interest income decreased by $0.3 million to $5.2 million from $5.5 million for the quarter ended March 31, 2012. The decrease in net interest income during the 2013 period compared to the 2012 period was primarily due to the decrease in the average yields earned on the average amount of interest-earning assets, partially offset by the decrease in the average amount of interest-bearing liabilities and the decrease in the average rates paid on interest-bearing liabilities.

The average yields earned on interest-earning assets declined to 3.35% during the three months ended March 31, 2013, from 3.57% during the three months ended March 31, 2012. The average rates paid on interest-bearing liabilities declined to 0.92% during the three months ended March 31, 2013, from 1.13% during the three months ended March 31, 2012. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 2.43% during the three months March 31, 2013, from 2.44% during the three months ended March 31, 2012.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.66% and 2.67% for the quarter ended March 31, 2013 and 2012, respectively. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of the total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended March 31, 2013 decreased by $0.9 million to $6.5 million from $7.4 million for the quarter ended March 31, 2012. The decrease in total interest income was primarily due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.35% during the 2013 quarter from 3.57% during the 2012 quarter, and the decrease in the average amount of higher yielding loans to $293.0 million during the 2013 quarter from $318.5 million during the 2012 quarter.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended March 31,
	2013		2012
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$4,227	64.85%	$4,905	66.27%
Investment Securities	2,196	33.69	2,437	32.93
Other	95	1.46	59	0.80
Total Interest Income	$6,518	100.00%	$7,401	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 37.7% of total average interest-earning assets during the three months ended March 31, 2013, from 38.4% of total interest-earning assets during the three months ended March 31, 2012. The average amounts of investment securities was 45.6% of total average interest-earning assets during the three months ended March 31, 2013, compared to 49.8% of total interest-earning assets during the three months ended March 31, 2012. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At March 31, 2013 and 2012, total non-performing loan assets were $1.2 million and $0.6 million, respectively, all of which were non-accrual loans. Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations.  The effect of the decrease in non-accrual loans in 2013 from 2012 was negligible.

Federal Home Loan Bank Stock.  The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY.  Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater.  The stock is redeemable at par.  Therefore, its cost is equivalent to its redemption value.  The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY.  At March 31, 2013, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either March 31, 2013 or December 31, 2012.

Interest Expense.  Total interest expense for the quarter ended March 31, 2013 decreased by $0.6 million to $1.3 million from $1.9 million for the quarter ended March 31, 2012.  The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $585.5 million from $661.5 million during the three months ended March 31, 2013 and 2012, respectively, and the decrease in the average rates paid on interest-bearing liabilities to 0.92% during the 2013 quarter from 1.13% during the 2012 quarter.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended March 31,
	2013		2012
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$122	9.06%	$110	5.89%
Time Deposits	837	62.11	1,116	59.78
Other Borrowings	388	28.83	641	34.33
Total Interest Expense	$1,347	100.00%	$1,867	100.00%

Non-Interest Income.  Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income.  Total non-interest income for the three months ended March 31, 2013 was $527,000, compared to $523,000 for the three months ended March 31, 2012.

Non-Interest Expense.  Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees and other operating expenses associated with the day-to-day operations of the Company.  Total non-interest expense for the three months ended March 31, 2013 was $4.5 million, compared to $4.2 million for the three months ended March 31, 2012.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended March 31,
	2013		2012
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,702	60.54%	$2,480	59.19%
Net Occupancy Expense	593	13.29	584	13.94
Equipment Expense	89	1.99	78	1.86
FDIC Assessment	300	6.72	300	7.16
Data Processing Expense	127	2.85	112	2.67
Other	652	14.61	636	15.18
Total Non-Interest Expense	$4,463	100.00%	$4,190	100.00%

Provision for Income Tax.  During the three-month period ended March 31, 2013, the Company recorded an income tax provision of $587,000, compared to income tax benefit of $269,000 for three-month period ended March 31, 2012.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock.  Since 1990 through March 31, 2013, the Company has purchased a total of 1,898,909 shares of its Common Stock.  We did not repurchase shares of the Company's Common Stock during the first quarter of 2013. At March 31, 2013, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Average loans outstanding	$292,980	$318,510
Allowance at beginning of period	$11,008	$17,720
Charge-offs:
Commercial and other loans	—	—
Real estate loans	—	—
Total loans charged-off	—	—
Recoveries:
Commercial and other loans	—	—
Real estate loans	—	—
Total loans recovered	—	—
Net recoveries (charge-offs)	—	—
Provision for loan losses charged to operating expenses	(303)	—
Allowance at end of period	$10,705	17,720
Ratio of net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%
Allowance as a percent of total loans	3.59%	5.49%
Total loans at end of period	$298,215	$322,574

Loan Portfolio.

Loan Portfolio Composition.  The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral.  Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made.  At March 31, 2013 and December 31, 2012, the Company had loans, net of unearned income, of $297.6 million and $295.2 million, respectively, and an allowance for loan losses of $11.0 million and $11.0 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

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

Commercial Loans and Finance Leases.  The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes.  These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated.  At March 31, 2013 and December 31, 2012, $25.8 million and $23.2 million, respectively, or 8.6% and 7.8%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans).  The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate.  At March 31, 2013 and December 31, 2012, $80.2 million and $84.2 million, respectively, or 26.9% and 28.5%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans.  The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors.  At March 31, 2013, 14% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 86% were fixed-rate loans.  At December 31, 2012, approximately 40% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 60% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates.  The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property.  At March 31, 2013 and December 31, 2012, $192.2 million and $188.4 million, respectively, or 64.4% and 63.7%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans.  Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

The Bank’s lending limit generally restricts extensions of credit to one borrower to 15% of the Bank’s capital stock, surplus fund and undivided profits, but allow such extensions of credit to one borrower of up to 25% of the Bank’s capital stock, surplus fund and undivided profits, if the additional 10% is secured by collateral that can be adequately valued. This means that as of March 31, 2013, the Bank could lend $18.9 million to one borrower, and this amount may be increased up to $31.5 million, if the loan is secured by collateral that can be adequately valued.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.  Management believes that, as of March 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that date that management believes have changed the institution's category.

The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of March 31, 2013 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	139,636	37.7%	29,601	>8.0%	$—	N/A
Bank	129,596	35.6%	29,118	>8.0%	36,397	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	134,936	36.5%	14,800	>4.0%	—	N/A
Bank	124,970	34.3%	14,559	>4.0%	21,838	>6.0%
Tier I Capital (to Average Assets)
Company	135,936	16.9%	31,915	>4.0%	—	N/A
Bank	124,970	15.8%	31,647	>4.0%	39,559	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements.  Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities.  Additional liquidity, up to approximately $359.9 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity or our ability to execute our current business plan.  We have cash and cash equivalents totaling $132.6 million, or 16.6% of total assets at March 31, 2013.  In addition, we have the capacity to borrow up to approximately $226.2 million from the Federal Reserve Bank and approximately $133.7 million from the FHLB-NY if the need should arise.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank.  At March 31, 2013, the Company had cash of approximately $5.7 million.  However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments, $15.5 million at March 31, 2013, include commitments to extend credit, stand-by letters of credit and loan commitments.

At March 31, 2013, the Bank had outstanding commitments of $337.2 million; including $0.6 million of borrowings, $5.1 million of operating leases, and $331.5 million of time deposits.  These commitments include $198.2 million that mature or renew within one year, $137.4 million that mature or renew after one year and within three years, $0.6 million that mature or renew after three years and within five years and commitments of $1.0 million that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls").  The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated with management, including its principal executive/financial officer to allow timely decisions regarding required disclosure.  The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO"). Based upon the Controls Evaluation, and as a result of management's identification of the material weaknesses described below, the CEO/CFO has concluded that as of March 31, 2013, the Disclosure Controls were not effective at the reasonable assurance level.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in more detail in the Company's Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), management previously identified the material weaknesses related to income taxes computations, financial statement closing process and allowance for loan losses.

Remediation of Material Weaknesses

As a result of management’s identification of the material weaknesses described above, the Company is implementing the following changes in its internal control over financial reporting:

•	Material weakness related to income taxes computations - The Company is enhancing its oversight procedures to review its tax consultant’s work product and recommendations.

•	Material weakness related to financial statement closing process - Management has implemented additional review controls over the financial statement closing process, including previously identified unrecorded adjustments, omitted disclosures and investment pricing.

•	Material weakness related to allowance for loan losses - The Company no longer utilizes the services of the third party specialist or the allowance methodology recommended by such third party specialist in calculating its allowance for loan losses. The company has engaged a reputable national firm to review its ALLL methodology on a quarterly basis. In addition, the Company has enhanced the documentation that supports its ALLL assumptions and inputs.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO/CFO, does not expect that its Disclosure Controls and/or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit
Number	Description

10.1	Amendment No. 6, dated as of March 25, 2013, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).+

10.2	Letter Agreement, dated as of March 25, 2013, between the Company and Steven Rosenberg. +

10.3	Amendment No. 7, dated as of April 25, 2013, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens.+

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date: May 15, 2013	By:	/s/ Joseph Fink
Joseph Fink
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 6, dated as of March 25, 2013, to Employment Agreement, dated as of May 1, 1999, by and between The Berkshire Bank and Moses Krausz (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).+

10.2	Letter Agreement, dated as of March 25, 2013, between the Company and Steven Rosenberg. +

10.3	Amendment No. 7, dated as of April 25, 2013, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens.+

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

+ Denotes a management compensation plan or arrangement.

