Form 10-Q
period 2013-06-30
BERKSHIRE BANCORP INC /DE/
filed 2013-08-14
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2013

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 9, 2013, there were 14,416,198 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks (including restricted cash Of $4,711 and $4,083, respectively)	$8,009	$8,637
Interest bearing deposits	96,203	140,517
Total cash and cash equivalents	104,212	149,154
Investment Securities:
Available-for-sale, at fair value	354,935	355,114
Federal Home Loan Bank of New York stock	722	887
Held-to-maturity, fair value of $266 in 2013 and $283 in 2012	264	275
Total investment securities	355,921	356,276
Loans, net of unearned income	305,876	295,165
Less: allowance for loan losses	(10,387)	(11,008)
Net loans	295,489	284,157
Accrued interest receivable	2,928	3,099
Premises and equipment, net	7,086	7,113
Real Estate Owned	-	225
Deferred Tax Asset, net	19,834	16,392
Other assets	4,371	11,629
Total assets	$789,841	$828,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$89,824	$84,163
Interest bearing	518,143	558,307
Total deposits	607,967	642,470
Securities sold under agreements to repurchase	45,000	45,000
Borrowings	-	1,539
Accrued interest payable	1,925	1,699
Other liabilities	4,411	3,031
Total liabilities	659,303	693,739
Commitments and Contingencies
Stockholders' equity
Preferred stock - $.01 Par value:
2,000,000 shares authorized - none issued	—	—
Common stock - $.10 par value Authorized — 25,000,000 shares Issued — 14,416,198 shares Outstanding — June 30, 2013, 14,416,198 shares December 31, 2012, 14,416,198 shares	1,442	1,441
Additional paid-in capital	143,903	143,903
Accumulated Deficit	(6,035)	(8,061)
Accumulated other comprehensive loss, net	(8,772)	(2,977)
Total stockholders' equity	130,538	134,306
Total liabilities and stockholders' equity	$789,841	$828,045

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Data)

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including related fees	$4,249	$4,882	$8,476	$9,787
Investment securities	2,093	2,288	4,278	4,737
Federal Home Loan Bank of New York stock	8	12	19	-
Interest bearing deposits	90	125	184	184
Total interest income	6,440	7,307	12,957	14,708
INTEREST EXPENSE
Deposits	949	1,174	1,907	2,400
Securities sold under agreements to repurchase	384	447	764	891
Interest expense on borrowings	2	144	10	341
Total interest expense	1,335	1,765	2,681	3,632
Net interest income	5,105	5,542	10,276	11,076
PROVISION FOR LOAN LOSSES	(298)	—	(601)	—
Net interest income after provision for loan losses	5,403	5,542	10,877	11,076
NON-INTEREST INCOME
Service charges on deposit accounts	73	148	197	234
Investment securities gains (losses)	292	(112)	313	108
Other income	94	85	476	302
Total non-interest income	459	121	986	644
NON-INTEREST EXPENSE
Salaries and employee benefits	2,893	2,380	5,595	4,860
Net occupancy expense	708	577	1,301	1,161
Equipment expense	89	88	178	166
FDIC assessment	(3)	300	297	600
Data processing expense	107	112	234	224
Other	653	696	1,304	1,332
Total non-interest expense	4,447	4,153	8,909	8,343
Income before provision for taxes	1,415	1,510	2,953	3,377
Provision (benefit) for income taxes	538	(1,834)	1,126	(2,103)
Net income	$877	$3,344	$1,828	$5,480
Dividends on preferred stock	-	-	-	-

Income allocated to common stockholders	$877	$3,344	$1,828	$5,480
Net income per common share:
Basic	$0.06	$0.23	$0.13	$0.38
Diluted	$0.06	$0.23	$0.13	$0.38
Number of shares used to compute net income per common share:
Basic	14,416	14,416	14,416	14,416
Diluted	14,416	14,416	14,416	14,416

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2013	2012
Net Income	$1,828	$5,480
Other comprehensive income, net of tax:
Unrealized gains(losses) on available- for-sale securities, net of taxes of $4,596 and $3,673, in 2013 and 2012, respectively	(5,623)	5,509
Less: Reclassification adjustment for realized gains (losses) included in net earnings, net of taxes of $141 and $43, in 2013 and 2012, respectively	172	65

Other comprehensive income (loss)	$(5,795)	$5,444

Comprehensive income(loss)	$(3,967)	$10,924

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Six Months Ended June 30, 2013 and 2012

(Dollars In Thousands, Except Share Data)

(Unaudited)

	Common Shares	Preferred Shares	Common Stock Par Value	Preferred Stock Par Value	Additional paid-in capital	Accumulated other comprehensive (loss), net	Retained Earnings/ (Accumulated deficit)	Treasury stock	Total stockholders' equity

Balance at December 31, 2011	$14,443	—	$1,444	$—	$143,900	$(10,517)	$(19,299)	$—	$115,528
Net income							5,480		5,480
Other comprehensive income net of taxes						5,444			5,444
Adjustment	(27)		(2)		3				1
Balance at June 30, 2012	$14,416	—	$1,442	$—	$143,903	$(5,073)	$(13,819)	$—	$126,453

Balance at December 31, 2012	$14,416	—	$1,441	$—	$143,903	$(2,977)	$(8,061)	$—	$134,306
Net income							1,828		1,828
Other comprehensive income net of taxes						(5,795)			(5,795)
Adjustment			1				198		199
Balance at June 30, 2013	14,416	—	$1,442	$—	$143,903	$(8,772)	$(6,035)	$—	$130,538

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,828	$5,480
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gains) on investment securities	(313)	(108)
Net amortization of premiums of investment securities	896	1,313
Depreciation and amortization	262	252
Provision for loan losses	(601)	-
(Increase) decrease in accrued interest receivable	171	245
(Increase) decrease in other real estate owned	225	—
(Increase) decrease in other assets	8,411	(7,264)
(Decrease) increase in accrued interest payable and other liabilities	1,606	(4,587)
Net cash provided by (used in) operating activities	12,485	(4,669)

Cash flows from investing activities:
Investment securities available for sale
Purchases	(245,393)	(228,191)
Sales, maturities and calls	234,799	254,097
Investment securities held to maturity	—	—
Payments	11	12
Decrease in FHLBNY stock	165	—
Net decrease in loans	(10,731)	(3,279)
Purchases of premises and equipment	(236)	(99)
Net cash provided by (used in) investing activities	(21,385)	22,540

Cash flows from financing activities:
Net increase/(decrease) in non interest bearing deposits	5,661	1,644
Net increase/(decrease) in interest bearing deposits	(40,164)	20,281
Repayment of borrowings	(1,539)	(2,344)
Net cash provided by (used in) financing activities	(36,042)	19,581

Net increase/(decrease) in cash and cash equivalents	(44,942)	37,452
Cash and cash equivalents at beginning of period	149,154	101,036
Cash and cash equivalents at end of period	$104,212	$138,488

Supplemental disclosure of cash flow information:
Cash used to pay interest	$2,455	$8,504
Cash used to pay income taxes, net of refunds	$453	$78

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

The accompanying consolidated financial statements of Berkshire Bancorp Inc. and subsidiaries include the accounts of the parent company, Berkshire Bancorp Inc., and its wholly-owned subsidiaries: The Berkshire Bank, GAFG and East 39, LLC.

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements, including the notes thereto, are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of our consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remaining quarters of fiscal 2013 due to a variety of factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 2. Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the three and six-months ended June 30, 2013 and 2012, there were no potential dilutive shares. The following tables present the Company's calculation of income per common share:

	For The Three Months Ended June 30,
	2013			2012
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$877			$3,344
Net income available to common stockholders	$877	14,416	$0.06	$3,344	14,416	$0.23

	For The Six Months Ended June 30,
	2013			2012
	Income (numerator)	Shares (denominator)	Per share amount	Income (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$1,828			$5,480
Net income available to common stockholders	$1,828	14,416	$0.13	$5,480	14,416	$0.38

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 3. Income Taxes

The income tax provision (benefit) for the three months and six months ended June 30, 2013 was $538 and $1,126, respectively and the income tax provision (benefit) from three months and six months ended June 30, 2012 was ($1,834) and $(2,103), respectively.

The effective tax rate for the three month and six month period ended June 30, 2013 was 38.02 and 38.13 percent. The Company’s effective tax rate differs from the statutory rate primarily due to benefit related to the dividends received deduction.

During the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $1.8 million and $2.1 million, respectively. In 2012, the Company released its valuation allowance on the deferred tax asset for its remaining net operating loss carry forwards. The release during the three and six-month periods ended June 30, 2012 was due to additional current earnings and the expectation that the Company will recognize the remaining benefit of the net operating loss carry forwards. The valuation allowance release was the primary driver of the tax benefits recorded during the three and six months ended June 30, 2012.

There were no significant uncertain tax positions requiring additional recognition in its financial statements as of June 30, 2013 and the Company does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months. In addition, there were no accruals for interest or penalties during the three months and six months ended June 30, 2013.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial and Industrial and Finance Leases	$23,066	7.5%	$23,184	7.8%
Secured by Real Estate:
Residential	81,990	26.8	84,207	28.5
Multi family	13,872	4.5	14,491	4.9
Commercial Real Estate and Construction	186,898	61.0	172,973	58.5
Consumer	566	0.2	899	0.3
Total loans	306,392	100.0%	295,754	100.0%
Deferred loan fees	(516)		(589)
Allowance for loan losses	(10,387)		(11,008)
Loans, net	$295,489		$284,157

The Bank had $0.9 million of non-accrual loans as of June 30, 2013 and December 31, 2012, and no loans delinquent more than ninety days and still accruing interest at both June 30, 2013 and December 31, 2012. The Bank did not foreclose on any loans during the six months ended June 30, 2013. The Bank had one foreclosed real estate property, with a carrying value of $225,000 in the year ended December 31, 2012 which was sold during the first quarter of 2013. The Bank classified the non-accrual loans as impaired loans at both June 30, 2013 and December 31, 2012. However, no specific reserves for impaired loans was made because the collateral underlying the impaired loans was deemed to be sufficient to cover any loss in the event of a default. Therefore, the allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 1.25% of risk-weighted assets or approximately $4.8 million and $4.6 million at June 30, 2013 and December 31, 2012, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Average impaired loans for the three and six months ended June 30, 2013 and 2012 were approximately $7.5 million and $25.6 million, respectively. Interest income that would have been recognized had these loans performed in accordance with their contractual terms was approximately $4,000 and $8,000 for the three months ended June 30, 2013 and 2012, respectively, and $9,000 and $17,000 for the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Balance at beginning of period	$10,705	$17,720	$11,008	$17,720
Provision charged to operations	(298)	-	(601)	-
Loans charged-off	(20)	(2)	(20)	(2)
Recoveries	-	-	-	-
Balance at end of period	$10,387	$17,718	$10,387	$17,718

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

The qualitative factors are determined based on the various risk characteristics of each loan class. Relevant risk characteristics are as follows:

Commercial and industrial loans - Loans in this class are made to businesses. Generally these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending will have an adverse effect on the credit quality in this loan class.

Commercial real estate - Loans in this class include non-owner occupied income-producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are generally located largely in our primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

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

Residential real estate - Loans in this class are made to and secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an adverse effect on the credit quality in this loan class. The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Six Months Ended June 30, 2013

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Charge-offs	-	-	-	-	(20)	-	-	-	(20)
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(21)	215	65	(49)	(432)	(5)	(37)	(337)	(601)
Ending balance	$968	$6,524	$1,506	$277	$1,077	$10	$25	$-	$10,387
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$968	$6,524	$1,506	$277	$1,077	$10	$25	$-	$10,387

Financing Receivables:
Ending balance	$22,123	$161,756	$25,142	$13,872	$81,990	$566	$943	$0	$306,392
Ending balance: individually evaluated for impairment	$0	$1,250	$0	$0	$6,224	$0	$0	$0	$7,474
Ending balance: collectively evaluated for impairment	$22,123	$160,506	$25,142	$13,872	$75,766	$566	$943	$0	$298,918

Among the loans reviewed for impairment, $0.8 million of residential loans and $1.2 million of commercial real estate loans were identified as troubled debt restructurings ("TDRs"). TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties. Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans

For the Year Ended December 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate	Construction	Multi Family	Residential Real Estate	Consumer	Finance Leases	Unallocated	Total

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	(2)	-	-	-	(50)	-	-	-	(52)
Recoveries	33	-	-	-	-	-	-	-	33
Provision	8	(1,548)	832	(85)	(4,911)	(38)	(64)	(887)	(6,693)
Ending balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Ending balance: individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Ending balance: collectively evaluated for impairment	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008

Financing Receivables:
Ending balance	$21,814	$149,184	$23,789	$14,491	$84,207	$899	$1,370	$0	$295,754
Ending balance: individually evaluated for impairment	$0	$1,277	$0	$0	$7,596	$13	$0	$0	$8,886
Ending balance: collectively evaluated for impairment	$21,814	$147,907	$23,789	$14,491	$76,611	$886	$1,370	$0	$286,868

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Age Analysis of Past Due Loans

As of June 30, 2013

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$20	$—	$—	$20	$22,103	$22,123	$—
Construction	—	—	—	—	25,142	25,142	—
Commercial real estate	—	—	—	—	161,756	161,756	—
Consumer	—	—	—	—	440	440	—
Overdrafts	—	—	—	—	126	126	—
Residential - prime	329	—	882	1,211	80,779	81,990	—
Residential - multi family	—	—	—	—	13,872	13,872	—
Finance leases	—	—	—	—	943	943	—
Total	$349	$—	$882	$1,231	$305,161	$306,392	$—

Age Analysis of Past Due Loans

As of December 31, 2012

(In thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Loans > 90 Days and Accruing

Commercial & industrial	$—	$—	$—	$—	$21,814	$21,814	$—
Construction	—	—	—	—	23,789	23,789	—
Commercial real estate	7,181	—	—	7,181	142,003	149,184	—
Consumer	50	—	—	50	665	715	—
Overdrafts	—	—	—	—	184	184	—
Residential - prime	6,081	373	861	7,315	76,892	84,207	—
Residential - multi family	—	—	—	—	14,491	14,491	—
Finance leases	—	—	—	—	1,370	1,370	—
Total	$13,312	$373	$861	$14,546	$281,208	$295,754	$—

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Impaired Loans

For the Six Months Ended June 30, 2013

(In thousands)

	Recorded Loan	Unpaid Principal Balance	Related Allowance	Average Recorded Loan	Interest Income Recognized	Interest Income Foregone

With no related allowance recorded:
Commercial & industrial	$—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	1,250	1,250	—	1,262	42	—
Consumer	—	—	—	—	—	—
Residential - prime	6,224	6,224	—	6,260	202	8
Residential - multi family	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Total	$7,474	$7,474	$—	$7,522	$244	$8
Commercial	1,250	1,250	—	1,262	42	—
Consumer	—	—	—	—	0	—
Residential	6,224	6,224	—	6,260	202	8

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Loans on Nonaccrual Status

As of

	June 30, 2013	December 31, 2012
(In thousands)
Commercial & industrial	$—	$—
Construction	—	—
Commercial real estate	—	—
Consumer	—	—
Residential	882	861
Residential - multi family	—	—
Finance leases	—	—
Total	$882	$861

The Company utilizes a grade risk rating system for the loan portfolio.

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all classified commercial and industrial, commercial real estate and construction loans. Semi-annually, the Company engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its periodic review process.

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

As of June 30, 2013

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$20,215	$15,512	$142,681
Watch	1,700	—	9,582
Special Mention	103	—	5,533
Substandard	105	9,630	3,960
Total	$22,123	$25,142	$161,756

	Residential	Multi Family	Finance Leases
Grade:
Pass	$80,820	$13,872	$—
Watch	1,091	—	—
Special Mention	—	—	943
Substandard	79	—	—
Total	$81,990	$13,872	$943

	Consumer Overdrafts	Consumer Other

Performing	$126	$440
Nonperforming	—	—
Total	$126	$440

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

Credit Exposure

Credit Risk Profile by Internally Assigned Grades

As of December 31, 2012

(In thousands)

	Commercial & Industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$21,679	$23,789	$115,548
Watch	—	—	8,226
Special Mention	—	—	5,970
Substandard	135	—	19,441
Total	$21,814	$23,789	$149,184

	Residential	Multi Family
Grade:
Pass	$76,097	$14,491
Watch	716	—
Special Mention	1,086	—
Substandard	6,308	—
Total	$84,207	$14,491

	Consumer Overdrafts	Consumer Other	Finance Leases
Performing	$184	$715	$1,370
Nonperforming	—	—	—
Total	$184	$715	$1,370

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. - (continued)

	Loan Modifications (Dollars in Thousands)

	As of June 30, 2013
	Number	Pre-Modification	Post-Modification	Non-
Troubled Debt	of	Outstanding Recorded Loans	Outstanding	Accrual	Loan
Restructuring	Loans	Recorded Loans	Recorded Loans	Basis	Balance
Residential Real Estate	5	$1,048	$1,008	2	$803
Commercial Real Estate	3	1,354	1,250	0	0
	8	$2,402	$2,258	2	$803

	As of December 31, 2012
	Number	Pre-Modification	Post-Modification	Non-
Troubled Debt	of	Outstanding	Outstanding	Accrual	Loan
Restructuring	Loans	Recorded Loans	Recorded Loans	Basis	Balance
Residential Real Estate	7	$2,177	$2,101	0	$0
Commercial Real Estate	3	1,354	1,276	0	0
	10	$3,531	$3,377	0	$0

The loans restructured as noted above were restructured by extending maturity dates or reducing interest rates. No loans were restructured into two notes nor are there any commitments to extend additional funds on any TDRs. Any material loans deemed to be TDRs are individually evaluated for impairment with any loss recognized in the allowance for loan losses.

The following table shows our recorded investment for loans classified as TDR that are performing according to their restructured terms :

	As of June 30,
	2013		2012
(Dollars in thousands)	Number of contracts	Recorded investments	Numbers of contracts	Recorded investments
Multi-family residential	—	$—	—	$—
Commercial real estate	3	1,250	3	1,315
One-to-four family – residential	5	1,008	7	2,134
Construction	—	—	—	—
Commercial business and others	—	—	—	—
Total Performing TDRs	8	$2,258	10	$3,449

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. Investment Securities

The following is a summary of held to maturity investment securities:

	June 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$264	$2	$-	$266

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Government Agencies	$275	$8	$-	$283

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The following is a summary of available-for-sale investment securities:

	June 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$39,859	$—	$(1,149)	$38,710
U.S. Government Agencies	140,011	—	(8,008)	132,003
Mortgage-backed securities	129,074	725	(1,849)	127,950
Corporate notes	8,459	56	(10)	8,505
Auction rate securities	53,000	—	(5,355)	47,645
Marketable equity Securities and other	122	—	—	122
Totals	$370,525	$781	$(16,371)	$354,935

	December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(In thousands)
U.S. Treasury Notes	$24,868	$19	$(37)	$24,850
U.S. Government Agencies	141,653	367	(151)	141,869
Mortgage-backed securities	127,507	2,343	(255)	129,595
Corporate notes	10,386	106	(3)	10,489
Auction rate securities	56,000	—	(7,815)	48,185
Marketable equity Securities and other	126	—	—	126
Totals	$360,540	$2,835	$(8,261)	$355,114

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

*Historical volatility and movement in the fair market value of the security; and

*Adverse conditions relative to the security, issuer or industry.

The following table shows the outstanding auction rate securities at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Preferred Shares of Money Center Banks	$53,000	$47,645	$56,000	$48,185
Totals	$53,000	$47,645	$56,000	$48,185

In accordance with ASC 320-10, Investment - Debt and Equity Securities, management's impairment analysis for the corporate and auction rate securities that were in a loss position as of June 30, 2013 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

At June 30, 2013 and December 31, 2012, the amortized cost of our auction rate securities was $ 53.0 million and $56.0 million, respectively. The fair value of the auction rate securities was $47.6 million and $48.2 million at June 30, 2013 and December 31, 2012, respectively.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of June 30, 2013, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also perform a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses to the nonperforming loans. Through June 30, 2013, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus.

At June 30, 2013, we had 6 auction rate securities with an aggregate fair market value of $33.0 million which were below investment grade. At December 31, 2012, we had four auction rate securities with an aggregate fair market value of $30.6 million which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of June 30, 2013, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the 5/6 issuers of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

There has been one credit rating downgrade on our auction rate securities subsequent to December 31, 2012.

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

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at June 30, 2013 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of Securities
U.S. Treasury Notes	$38,710	$1,149	$—	$—	$38,710	$1,149
U.S. Government Agencies	119,353	7,519	12,650	489	132,003	8,008
Mortgage-backed securities	66,563	1,295	40,291	554	106,854	1,849
Corporate Notes	1,078	9	630	1	1,708	10
Auction rate securities	47,645	5,355	—	—	47,645	5,355
Total temporarily impaired securities	$273,349	$15,327	$53,571	$1,044	$326,920	$16,371

The Company had a total of 152 debt securities with a fair market value of $326.9 million which were temporarily impaired at June 30, 2013. The total unrealized loss on these securities was $16.4 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets. The unrealized loss on our debt securities is comprised of a loss of $5.4 million on eight auction rate securities which have declined in value due to auction failures beginning in February 2008 and a loss of $11.0 million on other debt securities. It is not more likely than not that we would sell the securities before maturity, and we have the intent to hold all of these securities to maturity and will not be required to sell these securities, due to our ratio of cash and cash equivalents of approximately 13.2% of total assets at June 30, 2013. Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,704	$2,719	-	-
Due after one through five years	36,563	36,118	-	-
Due after five through ten years	66,983	64,390	245	246
Due after ten years	211,153	203,941	19	20
Auction rate securities	53,000	47,645	-	-
Marketable equity securities and other	122	122	-	-
Totals	$370,525	$354,935	$264	$266

Gross gains realized on the sales of available-for-sale securities for the six months ended June 30, 2013, and 2012 were $444,000 and $785,000 respectively. Gross losses were $131,000 and $677,000 for the six months ended June 30, 2013 and 2012, respectively.

At both June 30, 2013 and December 31, 2012, securities sold under agreements to repurchase with a book value of $45.0 million were outstanding. The book value of the securities pledged for these repurchase agreements was $52.0 million and $55.9 million, respectively. As of June 30, 2013 and December 31, 2012, the Company owns investment securities in one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 6. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Six Months Ended June 30, 2013		Twelve Months Ended December 31, 2012
	Average Amount	Average Yield	Average Amount	Average Yield
	(Dollars in thousands)

Demand deposits	$81,025	—	$74,630	—
NOW and money market	39,739	0.42%	27,536	0.29%
Savings deposits	167,364	0.20%	201,251	0.18
Time deposits	330,782	0.98%	357,706	1.13
Total deposits	$618,910	0.62%	$661,123	0.68%

The following table provides the Weighted Average rate for each of the deposit categories:

	As of June 30,
(Dollars in thousands)	2013		2012
		Weighted		Weighted
	Balance	Ave Rate	Balance	Ave Rate
Interest-bearing deposits:
Certificate of deposit accounts	$321,624	0.96%	$366,232	1.19%
Savings accounts	155,953	0.20%	210,271	0.16%
Money Market accounts	8,908	0.17%	7,986	0.20%
NOW accounts	29,187	0.53%	18,495	0.25%
Total interest-bearing demand deposits	515,672		602,984
Non-interest bearing deposits	89,824		76,039
Total due to depositors	605,496		679,023
Mortgagors' escrow deposits	2,471		2,197
Total Deposits	$607,967		$681,220

Note 7. Comprehensive Income (Loss)

The Company follows the provisions of FASB ASC 220, Comprehensive Income("ASC 220"), which includes net income as well as certain other items which result in a change to equity during the period. The following table presents the components of comprehensive income (loss):

	For The Six Months Ended June 30,
	2013			2012
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
	(In thousands)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising During period	$(10,219)	$4,596	$(5,623)	$9,182	$(3,673)	$5,509
Less reclassification adjustment for gains (losses) realized in net income	313	(141)	172	108	(43)	65
Unrealized gain (loss) on investment securities	(10,532)	4,737	(5,795)	9,074	(3,630)	5,444
Other comprehensive Income (loss), net	$(10,532)	$4,737	$(5,795)	$9,074	$(3,630)	$5,444

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 8. Fair Value of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosure" ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement. There have been no material changes in valuation techniques as a result of the adoption of ASC 820.

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2013 and December 31, 2012 are outlined below.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 8. - (continued)

	June 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$355,199	$355,201	$355,389	$355,397
Loans, net of unearned income	305,876	312,108	295,165	305,123
Time Deposits	321,624	322,660	337,492	338,723
Other Deposits	286,343	286,343	304,978	304,978
Repurchase Agreements	45,000	45,502	45,000	46,138
Borrowings	—	—	1,539	1,548

The following table sets forth the fair value hierarchy for financial instruments measured at fair value at June 30, 2013 and December 31, 2012:

	Quoted Prices
	in Active Markets		Significant Other		Significant Other
	for Identical Assets		Observable Inputs		Unobservable Inputs		Total carried at
	(Level 1)		(Level 2)		(Level 3)		fair value
(In thousands)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Assets:

Investment Securities	45,501	$21,234	261,224	$285,978	48,210	$48,185	354,935	$355,397

Loans, net of Unearned Income	—	—		—	312,108	305,123	312,108	305,123

Time Deposits	—	—	322,660	338,723	—	—	322,660	338,723

Other Deposits	—	—	286,432	304,978	—	—	286,432	304,978

Repurchase Agreements	—	—	45,502	46,138	—	—	45,502	46,138

Borrowings	—	—	0	1,548	—	—	0	1,548

For cash and cash equivalents, the recorded book values of $104.2 million and $149.2 million at June 30, 2013 and December 31, 2012, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

The net loan portfolio at June 30, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both June 30, 2013 and December 31, 2012.

The fair value of borrowings and repurchase agreements approximates the carrying value due to the re-pricing of the debt. The Company measures the fair value of borrowings and repurchase agreements using Level 2 inputs.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 8. - (continued)

Assets and Liabilities Measured at Fair Value on a Recurring and Non Recurring Basis

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

Level 1 securities generally include equity securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, state and municipal bonds, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as Federal Home Loan Bank stock. These securities are valued at par value.

Assets measured at fair value on a recurring and nonrecurring basis at June 30, 2013 and at December 31, 2012 are summarized below.

	At June 30, 2013 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$7,474	$7,474
Investment securities available for sale: (2)
U.S. Treasury Notes	38,710	—	—	38,710
U.S. Government Agencies	—	132,003	—	132,003
Mortgage-backed securities	—	127,950	—	127,950
Corporate notes	6,791	1,149	565	8,505
Auction rate securities	—	—	47,645	47,645
Marketable equity securities and other	—	122	—	122
Total Investment securities available for sale	$45,501	$261,224	$48,210	$354,935
Total assets	$45,501	$261,224	$55,684	$362,409

(1) Non-recurring basis-impaired loans represent carrying amount as no write downs were taken to date.

(2) Recurring basis.

The above table includes $15.6 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at June 30, 2013, and determined that the unrealized losses are temporary.

	At December, 31, 2012 Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Impaired Loans (1)	$—	$—	$8,886	$8,886
Investment securities available for sale: (2)
U.S. Treasury Notes	$14,846	$10,004	$—	$24,850
U.S. Government Agencies	—	141,869	—	141,869
Mortgage-backed securities	—	129,595	—	129,595
Corporate notes	6,388	4,101	—	10,489
Municipal securities
Auction rate securities	—	—	48,185	48,185
Marketable equity securities and other	—	126	—	126
Total Investment securities available for sale	$21,234	$285,695	$48,185	$355,114
Total assets	$21,234	$285,695	$57,071	$364,000

(1) Non-recurring basis-impaired loans represent carrying amount as no write downs were taken to date.

(2) Recurring basis.

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

	Investment Securities Available for Sale For the six months ended June 30,
(Dollars in thousands)	2013	2012

Balance, January 1,	$48,185	$44,495
Included in other comprehensive income	2,460	9,118
Redemptions and sales	(3,000)	(7,500)
Balance, June 30,	$47,645	$46,113

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013	$—	$—

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

Assets (at Fair Value)	Fair Value at June 30, 2013 (in thousands)	Valuation Technique	Unobservable Inputs	Range of Preferred Share Pricing
Auction Rate Securities	$47,645	Market Prices	Underlying Collateral	$21.17 to $24.04

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

Balance at 12/31/12	$4,900
New Loans	—
Repayments	(164)
Balance at 6/30/13	$4,736

Aggregate deposits from related parties at June 30, 2013 and December 31, 2012 amounted to approximately $55.3 million and $61.5 million, respectively. At both June 30, 2013 and December 31, there were no related party overdrawn deposit accounts reclassified to loans.

NOTE 10. Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets. Management believes that, as of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2013 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	$141,914	36.96%	30,721	>8.0%	—	N/A
Bank	$132,232	35.00%	30,221	>8.0%	37,776	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$137,045	35.69%	15,360	>4.0%	—	N/A
Bank	$127,440	33.74%	15,110	>4.0%	22,665	>6.0%
Tier I Capital (to Average Assets)
Company	$137,045	16.92%	32,402	>4.0%	—	N/A
Bank	$127,440	15.86%	32,137	>4.0%	40,172	>5.0%

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

We are a Delaware corporation organized in March 1979, and a bank holding company registered under the Bank Holding Company Act of 1956. We acquired The Berkshire Bank (the "Bank"), our indirect wholly-owned subsidiary in March 1999. The Bank was organized in 1987 as a New York State chartered commercial bank. Our principal activity is the ownership and management of the Bank. Our activities are primarily funded by cash on hand, rental income, income from our portfolio of investment securities, and dividends, if any, received from the Bank. Our common stock is traded on the NASDAQ Stock Market under the symbol "BERK."

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey. The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio. The Bank's primary regulator at the state level is the New York State Department of Financial Services (the "DFS"), while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured to the maximum allowable amount by the FDIC. The Bank is a member of the Federal Home Loan Bank system. The Company, as a bank holding company, is regulated by the Federal Reserve Bank of New York.

The May 14, 2009 Memorandum of Understanding entered into between the Board of Directors of The Berkshire Bank, the Federal Deposit Insurance Corporation (FDIC) and the New York State Banking Department (NYSBD) was replaced on January 31, 2013 with a revised Memorandum of Understanding (MOU) between the Board of Directors of The Berkshire Bank, the Federal Deposit Insurance Corporation and the New York State Department of Financial Services (NYSDFS).

The MOU requires that a committee of the board of directors (“Compliance Committee”) of at least three directors be established to ensure compliance with the MOU. The Compliance Committee meets monthly and presents a monthly written status report to the Board of the Bank on actions to ensure compliance with the MOU. In addition, a quarterly progress report is submitted to the FDIC and NYSDFS 30 days after each quarter end covering each provision of the MOU. We believe that the Bank is in full compliance with all of the provisions of the January 31, 2013 MOU.

Our results of operations depend primarily on net interest income, which is the difference between the income earned on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest income is the result of our interest rate margin, which is the difference between the average yield earned on interest-earning assets and the average cost of interest-bearing liabilities, adjusted for the difference in the average balance of interest-earning assets as compared to the average balance of interest-bearing liabilities. We also generate non-interest income from loan fees, service charges on deposit accounts, mortgage servicing fees and other fees, dividends on Federal Home Loan Bank of New York ("FHLB-NY") stock, and net gains and losses on sales of securities and loans. Our operating expenses consist principally of employee compensation and benefits, occupancy and equipment costs, other general and administrative expenses, and income tax expense. Our results of operations also can be significantly affected by our periodic provision for loan losses and specific provision for losses on loans.

Our investment policy, approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of our overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities, and to provide and maintain liquidity. In establishing our investment strategies, we consider our business and growth strategies, the economic environment, our interest rate risk exposure, our interest rate sensitivity "gap" position, the types of securities to be held, and other factors. We primarily classify our investment securities as available for sale.

During the first and second quarter of 2013, upon reviewing its historical experience of defaults in its portfolio and the current loan and housing environment, the Bank reduced its loan loss provision by $303 thousand and $298 thousand, respectively. No net provisions were made in the first or second quarters of 2013.

Net income, before the provision for income taxes, for the three and six months ended June 30, 2013 was $1.4 million and $3.0 million, respectively, compared to net income, before the benefit for income taxes, for the three and six months ended June 30, 2012 of $1.5 million and $3.4 million, respectively.

Net income allocated to common stockholders, after the provision for income taxes, was $0.7 million and $1.7 million for the three and six months ended June 30, 2013, respectively, compared to $3.3 million and $5.5 million for the three and six months ended June 30, 2012, respectively.

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

Critical Accounting Policies, Judgments, and Estimates

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

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than any of its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses, and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses.

The Company recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards, and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

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

	For The Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$297,735	$4,249	5.71%	$322,629	$4,882	6.05%
Investment securities	358,997	2,093	2.33	419,466	2,300	2.19
Other (2)(5)	131,854	98	0.30	108,948	125	0.46
Total interest-earning assets	788,586	6,440	3.27	851,043	7,307	3.43
Non-interest-earning assets	22,024			26,366
Total Assets	$810,610			$877,409

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	207,888	134	0.26	232,445	97	0.17
Time deposits	328,288	815	0.99	365,344	1,077	1.18
Other borrowings	45,207	386	3.41	76,973	591	3.07
Total interest-bearing liabilities	581,383	1,335	0.92	674,762	1,765	1.05

Demand deposits	84,604			72,897
Non-interest-bearing liabilities	6,478			4,727
Stockholders' equity (5)	138,145			125,023

Total liabilities and stockholders' equity	$810,610			$877,409

Net interest income		$5,105			$5,542

Interest-rate spread (3)			2.35%			2.38%

Net interest margin (4)			2.59%			2.60%

Ratio of average interest-earning assets to average interest bearing liabilities	1.36			1.26

 (1)Includes nonaccrual loans.

(2)Includes interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell.

(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For The Six Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
			(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Loans (1)	$295,370	$8,476	5.74%	$320,569	$9,787	6.11%
Investment securities	356,478	4,278	2.40	415,576	4,737	2.28
Other (2)(5)	131,503	203	0.31	103,644	184	0.36
Total interest-earning assets	783,351	12,957	3.31	839,789	14,708	3.50
Non-interest-earning assets	23,724			28,391
Total Assets	$807,075			$868,180

INTEREST-BEARING LIABILITIES:
Interest bearing deposits	207,103	256	0.25	224,576	207	0.18
Time deposits	330,782	1,651	1.00	366,002	2,193	1.20
Other borrowings	45,545	774	3.40	77,557	1,232	3.18
Total interest-bearing liabilities	583,430	2,681	0.92	668,135	3,632	1.09

Demand deposits	81,025			72,182
Non-interest-bearing liabilities	5.971			4,923
Stockholders' equity (5)	136,649			122,940

Total liabilities and stockholders' equity	$807,075			$868,180

Net interest income		$10,276			$11,076

Interest-rate spread (3)			2.39%			2.41%

Net interest margin (4)			2.62%			2.64%

Ratio of average interest-earning assets to average interest bearing liabilities	1.34			1.26

(1)Includes nonaccrual loans.

(2)Includes interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell.

(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.

(4)Net interest margin is net interest income as a percentage of average interest-earning assets.

(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012.

Net Income Allocated to Common Stockholders. Net income allocated to common stockholders for the three and six months ended June 30, 2013 was $0.9 million and $1.8 million, respectively, or $0.06 per common share and $0.13 per common share, respectively, compared to net income allocated to common stockholders of $3.3 million and $5.5 million, respectively, or $0.23 per common share and $0.38 per common share, for the three and six months ended June 30, 2012, respectively.

The Company's net income is largely dependent on interest rate levels, the demand for the Company's loan and deposit products, and the strategies employed to manage the interest rate and other risks inherent in the banking business.

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

For the three and six-month periods ended June 30, 2013, net interest income was $5.1 million and $10.3 million, respectively, compared to net income of $5.5 million and $11.1 million, respectively, for the three and six-month periods ended June 30, 2012. The decrease in net interest income during the 2013 period compared to the 2012 period was primarily due to the decrease in the average yields earned on the average amount of interest-earning assets, partially offset by the decrease in the average amount of interest-bearing liabilities and the decrease in the average rates paid on interest-bearing liabilities.

The average yields earned on interest-earning assets declined to 3.27% and 3.31% during the three and six-month periods ended June 30, 2013, respectively, from 3.43% and 3.50% during the three and six-month periods ended June 30, 2012, respectively. The average rates paid on interest-bearing liabilities declined to 0.92% and 0.92% during the three and six-month periods ended June 30, 2013, respectively, from 1.05% and 1.09% during the three and six-month periods ended June 30, 2012, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, declined to 2.35% and 2.39% during the three and six-month periods ended June 30, 2013, respectively, from 2.38% and 2.41% during the three and six-month periods ended June 30, 2012, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.59% and 2.62% for the three and six-month periods ended June 30, 2013, respectively, compared to 2.60% and 2.64% for the three and six-month periods ended June 30, 2012, respectively. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities, and short-term interest-earning assets. The decrease in net interest margin is primarily due to the decrease in the average amounts of higher yielding loans as a percentage of the total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended June 30, 2013 decreased by $0.9 million to $6.4 million from $7.3 million for the quarter ended June 30, 2012. The decrease in total interest income was primarily due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.27% during the 2013 quarter from 3.43% during the 2012 quarter, and the decrease in the average amount of higher yielding loans to $297.7 million during the 2013 quarter from $322.6 million during the 2012 quarter.

Total interest income for the six months ended June 30, 2013 decreased by $1.7 million to $13.0 million from $14.7 million for the six months ended June 30, 2012. The decrease in total interest income was primarily due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.31% during the 2013 six-month period from 3.50% during the 2012 six-month period, and the decrease in the average amount of higher yielding loans to $295.4 million during the 2013 period from $320.6 million during the 2012 period.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended June 30,
	2013		2012
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$4,249	65.98%	$4,882	66.81%
Investment Securities	2,093	32.50	2,300	31.48
Other	98	1.52	125	1.71
Total Interest Income	$6,440	100.00%	$7,307	100.00%

	Six Months Ended June 30,
	2013		2012
	Interest Income	% of Total	Interest Income	% of Total
	(In thousands, except percentages)
Loans	$8,476	65.42%	$9,787	66.54%
Investment Securities	4,278	33.02	4,737	32.21
Other	203	1.56	184	1.25
Total Interest Income	$12,957	100.00%	$14,708	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, decreased to 37.8% and 37.7% of our total average interest-earning assets during the three and six-month periods ended June 30, 2013, respectively, from 37.9% and 38.2% of total interest-earning assets during the three and six-month periods ended June 30, 2012, respectively. The average amounts of investment securities was 45.5% and 45.5% of total average interest-earning assets during the three and six-month periods ended June 30, 2013, respectively, compared to 49.3% and 49.5% of total interest-earning assets during the three and six-month periods ended June 30, 2012, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At June 30, 2013 and 2012, total non-performing loan assets were $882,000 and $520,000, respectively, all of which were non-accrual loans. Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations. The effect of the decrease in non-accrual loans in 2013 from 2012 was negligible.

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value. The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At June 30, 2013, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either June 30, 2013 or December 31, 2012.

Interest Expense. Total interest expense for the quarter ended June 30, 2013 decreased by $0.4 million to $1.3 million from $1.8 million for the quarter ended June 30, 2012. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $581.4 million for the quarter ended June 30, 2013 from $674.8 million during the quarter ended June 30, 2012, and the decrease in the average rates paid on interest-bearing liabilities to 0.92% during the 2013 quarter from 1.05% during the 2012 quarter.

Total interest expense for the six-month period ended June 30, 2013 decreased by $0.9 million to $2.7 million from $3.6 million for the six-month period ended June 30, 2012. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $583.4 million during the six-month period ended June 30, 2013 from $668.1 million during the six-month period ended June 30, 2012, respectively, and the decrease in the average rates paid on interest-bearing liabilities to 0.92% during the 2013 six-month period from 1.09% during the 2012 six-month period.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended June 30,
	2013		2012
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$134	10.04%	$97	5.50%
Time Deposits	815	61.05	1,077	61.02
Other Borrowings	386	28.91	591	33.48
Total Interest Expense	$1,335	100.00%	$1,765	100.00%

	Six Months Ended June 30,
	2013		2012
	Interest Expense	% of Total	Interest Expense	% of Total
	(In thousands, except percentages)
Interest-Bearing Deposits	$256	9.55%	$207	5.70%
Time Deposits	1,651	61.62	2,193	60.38
Other Borrowings	774	28.83	1,232	33.92
Total Interest Expense	$2,681	100.00%	$3,632	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. Total non-interest income for the three and six months ended June 30, 2013 was $459,000 and $1.0 million respectively, compared to $121,000 and $644,000 for the three and six months ended June 30, 2012, respectively. The increase in non-interest income was primarily due to a tax refund.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and six months ended June 30, 2013 was $4.4 million and $9.0 million, respectively, compared to $4.2 million and $8.3 million for the three and six months ended June 30, 2012, respectively.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended June 30,
	2013		2012
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$2,893	63.62%	$2,380	57.31%
Net Occupancy Expense	808	17.76	577	13.89
Equipment Expense	89	1.95	88	2.12
FDIC Assessment	(3)	-0.06	300	7.22
Data Processing Expense	107	2.36	112	2.70
Other	653	14.37	696	16.76
Total Non-Interest Expense	$4,547	100.00%	$4,153	100.00%

	Six Months Ended June 30,
	2013		2012
	Non-Interest Expense	% of Total	Non-Interest Expense	% of Total
	(In thousands, except percentages)
Salaries and Employee Benefits	$5,595	62.10%	$4,860	58.25%
Net Occupancy Expense	1,401	15.55	1,161	13.92
Equipment Expense	178	1.97	166	1.99
FDIC Assessment	297	3.30	600	7.19
Data Processing Expense	234	2.60	224	2.68
Other	1,304	14.48	1,332	15.97
Total Non-Interest Expense	$9,009	100.00%	$8,343	100.00%

Provision for Income Tax. During the three and six months ended June 30, 2013, the Company recorded an income tax provision of $0.5 million and $1.1 million, respectively, compared to income tax benefit of $1.8 million and $2.1 million for three and six months ended June 30, 2012, respectively.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through June 30, 2013, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first and second quarters of 2013. At June 30, 2013, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

The allowance for loan losses has been determined in accordance with GAAP, principally FASB ASC 450, "Contingencies" ("ASC 450"), and FASB ASC 310, "Receivables" ("ASC 310"). Under the above accounting principles, we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. Management believes that the allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The general reserve is determined by segregating the remaining loans by type of loan, risk weighting (if applicable), and payment history. Management also analyzes historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan segments to determine the amount of the general reserves. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses management has established which could have a material negative effect on the Company's financial results.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, management believes the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in the New York City metropolitan area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses, and future levels of loan loss provisions. Management believes the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans, and our charge-off experience.

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

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC, the DFS, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average loans outstanding	$297,735	$322,629	$295,370	$320,569
Allowance at beginning of period	$10,705	$17,720	$11,008	$17,720
Charge-offs:
Commercial and other loans	—	(2)	—	(2)
Real estate loans	(20)	—	(20)	—
Total loans charged-off	(20)	(2)	(20)	(2)
Recoveries:
Commercial and other loans	—	—	—	—
Real estate loans	—	—	—	—
Total loans recovered	—	—	—	—
Net recoveries (charge-offs)	(20)	(2)	(20)	(2)
Provision for loan losses Charged to operating expenses	(298)	—	(601)	—
Allowance at end of period	$10,387	17,718	$10,387	17,718
Ratio of net recoveries (charge-offs) to average loans outstanding	-0.01%	0.00%	-0.01%	0.00%
Allowance as a percent of total loans	3.39%	5.52%	3.72%	5.52%
Total loans at end of period	$306,392	$320,938	$306,392	$320,938

Based on better economic conditions during the 3rd quarter, 2012 and the payoff of various commercial loans, management determined that an adjustment was necessary to reduce the ALL by $4.2 million as of September 30, 2012.

The loan portfolio as of September 30, 2012 decreased to $309.5 million from $320.9 as of June 30, 2012. In addition, loans rated Special Mention declined by $10 million during the quarter from $21.7 million to $11.7 million.

The overall ALL allocation risk factor decreased from 5.52% as of June 30, 2012 to 4.37% as of September 30, 2012. The $4.2 million decline in our September 30, 2012 ALL was composed of (a) $1.37 million reduction of the ALL relating to 1-4 Family Closed End Mortgage loans as the ALL loss factor for this loan pool fell from 5.95% to 4.61% (b) $1.16 million reduction in our ALL for Other CRE as our ALLL loss factor for this pool declined from 5.24% to 4.16% (c) Elimination, as of September 30 of unallocated reserve of $1.63 million.

The ALL methodology implemented in December, 2012 continued for the first quarter of 2013. Our ALL as of March 31, 2013 was $10.7 million, a slight reduction from December 31, 2012 of $11.0 million. The ALL difference was due to a minor change in our loan portfolio mix with small loan increases in Other CRE and Construction & Development lending offset by reductions in our loan 1-4 Family Mortgage portfolios. In addition, there was a marginal overall improvement in loan quality, as loans rated Special Mention fell by $5.3 million while Watch loans increased by $4.3 million.

For the quarter ended June 30, 2013, the ALL was reduced by $319 thousands due to the reduction of the substandard loan segment.

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At June 30, 2013 and December 31, 2012, the Company had loans, net of unearned income, of $305.9 million and $295.2 million, respectively, and an allowance for loan losses of $10.4 million and $11.0 million, respectively. From time to time, the Bank may originate residential mortgage loans, sell them on the secondary market, normally recognizing fee income in connection with the sale.

Interest rates on loans are affected by the demand for loans, the supply of money available for lending, credit risks, the rates offered by competitors, and other conditions. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, and legislative tax policies.

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

Commercial Mortgage Loans. The Bank originates commercial mortgage loans secured by office buildings, retail establishments, multi-family residential real estate, and other types of commercial property. Substantially all of the properties are located in the New York City metropolitan area.

The Bank generally makes commercial mortgage loans with loan-to-value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan-to-value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors.

Commercial Loans and Finance Leases. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At June 30, 2013 and December 31, 2012, $23.1 million and $23.2 million, respectively, or 7.5% and 7.8%, respectively, of the Company's total loan portfolio consisted of such loans.

Commercial loans tend to present greater risks than mortgage loans because the collateral, if any, tends to be rapidly depreciable, difficult to sell at full value, and is often easier to conceal. In order to limit these risks, the Bank evaluates these loans based upon the borrower's ability to repay the loan from ongoing operations. The Bank considers the business history of the borrower and perceived stability of the business as important factors when considering applications for such loans. Occasionally, the borrower provides commercial or residential real estate collateral for such loans, in which case the value of the collateral may be a significant factor in the loan approval process.

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At June 30, 2013 and December 31, 2012, $82.0 million and $84.2 million, respectively, or 26.8% and 28.5%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At June 30, 2013, 7.8% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 92.2% were fixed-rate loans. At December 31, 2012, approximately 9.0% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 91% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At June 30, 2013 and December 31, 2012, $201.3 million and $188.4 million, respectively, or 65.7% and 63.7%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers, and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

The Bank’s lending limit generally restricts extensions of credit to one borrower to 15% of the Bank’s capital stock, surplus fund, and undivided profits, but allow such extensions of credit to one borrower of up to 25% of the Bank’s capital stock, surplus fund, and undivided profits, if the additional 10% is secured by collateral that can be adequately valued. This means that as of June 30, 2013, the Bank could lend $19.8 million to one borrower, and this amount may be increased up to $33.0 million, if the loan is secured by collateral that can be adequately valued.

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

Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes that, as of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

The following table set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of June 30, 2013 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	141,914	36.96%	30,721	>8.0%	$—	N/A
Bank	132,232	35.00%	30,221	>8.0%	37,776	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	137,045	35.69%	15,360	>4.0%	—	N/A
Bank	127,440	33.74%	15,110	>4.0%	22,665	>6.0%
Tier I Capital (to Average Assets)
Company	137,045	16,92%	32,402	>4.0%	—	N/A
Bank	127,440	15.86%	32,137	>4.0%	40,172	>5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $368.6 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity, or our ability to execute our current business plan. We have cash and cash equivalents totaling $104.2 million, or 13.2% of total assets at June 30, 2013. In addition, we have the capacity to borrow up to approximately $234.4 million from the Federal Reserve Bank and approximately $134.2 million from the FHLB-NY if the need should arise.

For the parent company, Berkshire Bancorp Inc., liquidity means having cash available to fund its normal operating expenses and to pay stockholder dividends on its common stock, when and if declared by the Company's Board of Directors. On November 28, 2012, the Company’s Board of Directors declared a cash dividend in respect of the common stock of the Company in the amount of $.08 per share. Such dividend was paid on December 20, 2012 to the holders of record of its common stock as of the close of business on December 10, 2012. This was the first dividend payment since the Company announced in March 2009 that it would temporarily suspend its stated policy of paying a regular cash dividend on its common stock. The declaration, payment, and amount of dividends in the future are within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition, and other relevant factors including possibly requiring regulatory approval.

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At June 30, 2013, the Company had cash of approximately $3.5 million. However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, $20.1 million at June 30, 2013, include commitments to extend credit, stand-by letters of credit, and loan commitments.

At June 30, 2013, the Bank had outstanding commitments of $326.4 million; including $4.8 million of operating leases, and $321.6 million of time deposits. These commitments include $226.0 million that mature or renew within one year, $97.3 million that mature or renew after one year and within three years, $3.3 million that mature or renew after three years and within five years and commitments of $0.9 million that mature or renew after five years.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Disclosure Controls"). The Disclosure Controls are designed to allow the Company to reach a reasonable level of assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that any information relating to the Company is accumulated and communicated to management, including its principal executive/financial officer to allow timely decisions regarding required disclosure. The evaluation of the Disclosure Controls ("Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO"), who is also the Chief Financial Officer ("CFO").

Based upon the Controls Evaluation, our CEO/CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness

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

During the second quarter of 2013, management has remedied the material weaknesses as discussed below.

1.	Material weakness related to income taxes computations –

This weakness was identified by management during the review of the income taxes accrual process as of December 31, 2012.

During the second quarter of 2013, the Bank implemented an additional control with regard to the income tax computations. An additional level of senior management review was implemented to ascertain that the income tax computations and related disclosures are properly stated.

2.	Material weakness related to financial statement closing process –

This weakness was identified during the review of the year end general ledger testing process as of December 31, 2012.

During the second quarter of 2013, the Bank also implemented an additional control with regard to the financial statement closing process. An additional level of senior management review was implemented to ascertain that general ledger reconciliations, significant estimates and disclosures are properly stated and unrecorded adjustments and omitted disclosures are immaterial to the financial statements both individually and in the aggregate.

3.	Material weakness related to allowance for loans –

This weakness was identified by management during the review of the ALL documentation process as of December 31, 2012.

During the second quarter of 2013, management expanded the level of documentation to better support the trend analysis discussion relating to the qualitative factors in its ALL calculation.

In addition, while management has the ultimate responsibility to ensure the allowance for loan losses is properly stated, each quarterly ALL package will be reviewed by an independent vendor consultant to ascertain that the required documentation is in place and to serve as a secondary quality control process.

Changes in Internal Control over Financial Reporting.

The above changes made in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2013, have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amendment No. 7, dated as of April 25, 2013, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to exhibit 10.3 to the company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2013). +

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

BERKSHIRE BANCORP INC.
(Registrant)

Date:	August 14, 2013	By:	/s/ Joseph Fink
Joseph Fink
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 7, dated as of April 25, 2013, to Employment Agreement, dated as of January 1, 2001, by and between The Berkshire Bank and David Lukens (incorporated by reference to exhibit 10.3 to the company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2013). +

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

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

