Form 10-Q
period 2013-09-30
BERKSHIRE BANCORP INC /DE/
filed 2013-11-13
CIK 759718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2013

or

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

As of November 12, 2013, there were 14,416,198 outstanding shares of the issuer's Common Stock, $.10 par value.

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks (including restricted cash of $4,264 and $4,082, respectively)	$7,881	$8,637
Interest bearing deposits	92,749	140,517
Total cash and cash equivalents	100,630	149,154

Investment Securities:
Available-for-sale, at fair value	342,639	355,114
Federal Home Loan Bank of New York stock	722	887
Held-to-maturity, fair value of $ 259 in 2013 and $283 in 2012	258	275
Total investment securities	343,619	356,276

Loans, net of unearned income	304,606	295,165
Less: allowance for loan losses	(10,122)	(11,008)
Net loans	294,484	284,157
Accrued interest receivable	3,009	3,099
Premises and equipment, net	6,976	7,113
Real estate owned	-	225
Deferred tax assets, net	22,989	16,392
Other assets	4,071	11,629
Total assets	$775,778	$828,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$89,505	$84,163
Interest bearing	523,137	558,307
Total deposits	612,642	642,470
Securities sold under agreements to repurchase	30,000	45,000
Borrowings	-	1,539
Accrued interest payable	1,382	1,699
Other liabilities	4,578	3,031
Total liabilities	648,602	693,739
Stockholders' equity
Preferred stock - $ .01 Par value:
2,000,000 shares authorized - none issued
Common stock - $.10 Par value	1,442	1,441
Authorized-25,000,000 Shares
Issued 14,416,198 shares
Outstanding 14,416,198 shares
Additional paid-in capital	143,903	143,903

Accumulated Deficit	(4,999)	(8,061)

Accumulated other comprehensive loss, net	(13,170)	(2,977)
Total stockholders' equity	127,176	134,306
Total liabilities and stockholders' equity	$775,778	$828,045

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Data)
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including related fees	$4,265	$4,658	$12,741	$14,445
Investment securities	2,174	2,395	6,452	7,106
Federal Home Loan Bank of New York stock	7	11	26	37
Interest bearing deposits	65	59	249	243
Total interest income	6,511	7,123	19,468	21,831
INTEREST EXPENSE
Deposits	865	1,144	2,772	3,544
Securities sold under agreements to repurchase	263	446	1,027	1,337
Interest expense on borrowings	-	69	10	410
Total interest expense	1,128	1,659	3,809	5,291
Net interest income	5,383	5,464	15,659	16,540
PROVISION FOR LOAN LOSSES	(264)	(4,193)	(865)	(4,193)
Net interest income after provision for loan losses	5,647	9,657	16,524	20,733
NON-INTEREST INCOME

Service charges on deposit accounts	96	110	293	344
Investment securities gains	25	61	338	169
Other income	128	595	604	897
Total non-interest income	249	766	1,235	1,410
NON-INTEREST EXPENSE
Salaries and employee benefits	2,595	2,263	8,190	7,123
Net occupancy expense	636	567	1,937	1,728
Equipment expense	99	86	277	252
FDIC assessment	255	300	552	900
Data processing expense	92	112	326	336
Other	607	652	1,946	1,984
Total non-interest expense	4,284	3,980	13,228	12,323
Income before provision for taxes	1,612	6,443	4,531	9,820
Provision for income taxes	576	3,260	1,667	1,157
Net income	$1,036	$3,183	$2,864	$8,663
Earnings per share:
Basic - 14,416,000 shares	$0.07	$0.22	$0.20	$0.60
Diluted - 14,416,000 shares	$0.07	$0.22	$0.20	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For The Nine Months Ended
	September 30,
	2013	2012
Net Income	$2,864	$8,663
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities, net of taxes of $8,168 and $5,409, in 2013 and 2012, respectively	(10,015)	8,316

Less: Reclassification adjustment for realized (gains) included in net income, net of taxes of $152 and $68, in 2013 and 2012, respectively	(178)	(101)

Other comprehensive ( loss) income	$(10,193)	$8,215

Comprehensive (loss) income	$(7,329)	$16,878

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For The Nine Months Ended September 30, 2013 and 2012
(Dollars In Thousands, Except Share Data)
(Unaudited)

			Common	Preferred		Accumulated
			Stock	Stock	Additional	Other			Total
	Common	Preferred	Par	Par	Paid-in	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Shares	Value	Value	Capital	Loss, net	deficit	Stock	Equity

Balance at January 1, 2012	14,443	$-	$1,444	$-	$143,900	$(10,517)	$(19,299)	$-	$115,528

Net Income							8,663		8,663

Other comprehensive income net of taxes						8,215			8,215

Adjustments	(27)		(2)		3				1

Balance at September 30, 2012	14,416	$-	$1,442	$-	$143,903	$(2,302)	$(10,636)	$-	$132,407

Balance at January 1, 2013	14,416	$-	$1,441	$-	$143,903	$(2,977)	$(8,061)	$-	$134,306

Net Income							2,864		2,864

Other comprehensive loss net of taxes						(10,193)			(10,193)

Adjustments			1				198		199

Balance at September 30, 2013	14,416	$-	$1,442	$-	$143,903	$(13,170)	$(4,999)	$-	$127,176

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For The Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,864	$8,663
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on investment securities	(338)	(169)
Net amortization of premiums of investment securities	1,252	1,833
Depreciation and amortization	362	373
Provision for loan losses	(865)	(4,193)
Decrease (increase) in accrued interest receivable	90	(190)
Decrease in other real estate owned	225	—
Decrease (increase) in other assets	9,155	(1,376)
Increase (decrease) in accrued interest payable and other liabilities	1,229	(4,908)
Net cash provided by operating activities	13,974	33

Cash flows from investing activities:
Investment securities available for sale
Purchases	(306,282)	(382,025)
Sales, maturities and calls	299,697	405,068
Investment securities held to maturity
Payments	17	17
Decrease in FHLBNY stock	165	—
Net (increase) decrease in loans	(9,462)	8,119
Purchases of premises and equipment	(266)	(140)
Net cash (used in) provided by investing activities	(16,131)	31,039

Cash flows from financing activities:
Net increase in non interest bearing deposits	5,342	4,750
Net decrease in interest bearing deposits	(35,170)	(12,648)
Repayment of borrowings	(1,539)	(18,931)
Repayment of securities sold under repurchase agreements	(15,000)	0
Net cash used in financing activities	(46,367)	(26,829)

Net (decrease) increase in cash and cash equivalents	(48,524)	4,243
Cash and cash equivalents at beginning of period	149,154	101,036
Cash and cash equivalents at end of period	$100,630	$105,279

Supplemental disclosure of cash flow information:
Cash used to pay interest	$4,126	$10,565
Refund on income taxes, net of taxes paid	$6,680	$2

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 2. Earnings Per Share

Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted average common stock outstanding, excluding stock options from the calculation. As of and for the three and nine-months ended September 30, 2013 and 2012, there were no potential dilutive shares. The following tables present the Company's calculation of earnings per common share:

	For The Three Months Ended September 30,
	2013			2012
	Earnings	Shares	Per share	Earnings	Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$1,036			$3,183
Net income available to common stockholders	$1,036	14,416	$0.07	$3,183	14,416	$0.22

	For The Nine Months Ended September 30,
	2013			2012
	Earnings	Shares	Per share	Earnings	Shares	Per share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per common share
Net income	$2,864			$8,663
Net income available to common stockholders	$2,864	14,416	$0.20	$8,663	14,416	$0.60

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3. Income Taxes

The income tax provision for the three months and nine months ended September 30, 2013 was $576,000 and $1.7 million, respectively, and the income tax provision for the three months and nine months ended September 30, 2012 was $3.3 million and $1.2 million, respectively.

The effective tax rate for the three month and nine month period ended September 30, 2013 was 35.71 and 36.79 percent. The Company’s effective tax rate differs from the statutory rate primarily due to benefit related to the dividends received deduction.

There were no significant uncertain tax positions requiring additional recognition in its financial statements as of September 30, 2013, and the Company does not believe that there will be any material changes in its unrecognized tax positions over the next twelve months. In addition, there were no accruals for interest or penalties during the three months and nine months ended September 30, 2013.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. Loan Portfolio

The following table sets forth information concerning the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial and industrial and finance leases	$22,661	7.4%	$23,184	7.8%
Secured by real estate:
Residential	78,281	25.7%	84,207	28.5%
Multi family	16,235	5.3%	14,491	4.9%
Commercial real estate and construction	187,370	61.4%	172,973	58.5%
Consumer	536	0.2%	899	0.3%
Total loans	305,083	100%	295,754	100%
Deferred loan fees	(477)		(589)
Allowance for loan losses	(10,122)		(11,008)
Loans, net	$294,484		$284,157

The Bank did not foreclose on any loans during the nine months ended September 30, 2013. The Bank had one foreclosed real estate property, with a carrying value of $225,000 in the year ended December 31, 2012 which was sold during the first quarter of 2013.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following table sets forth information concerning activity in the Company's allowance for loan losses for the indicated periods.

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$10,386	$17,718	$11,008	$17,720
Provision for loan losses	(264)	(4,193)	(865)	(4,193)
Loans charged off	-	-	(21)	(2)
Recoveries	-	-	-	-
Balance at end of period	$10,122	$13,525	$10,122	$13,525

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

Construction loans- Loans in this class primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent this class includes commercial development projects we finance which in most cases have an interest-only phase during construction and then convert to permanent financing. Credit risk is affected by cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by us.

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

Consumer loans- Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as automobile or other secured assets). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Financing Leases- Loans in this class may be either secured or unsecured and repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan (such as equipment or other secured assets). Therefore the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Three Months Ended September 30, 2013
(In thousands)

	Commercial & industrial	Commercial Real Estate	Construction	Multi family	Residential 1-4 Family	Consumer	Finance Leases	Unallocated	Total
2013

Allowance for credit losses:
Beginning balance	$968	$6,524	$1,506	$277	$1,076	$10	$25		$10,386
Charge-offs	-	-	-	-	-	-	-	-	$-

Recoveries	-	-	-	-	-	-	-	-	$-

Provision	(21)	(630)	328	80	(18)	3	(6)		(264)
Ending balance	$947	$5,894	$1,834	$357	$1,058	$13	$19	$-	$10,122
Ending balance: individually evaluated for impairment
Ending balance: collectively evaluated for impairment	$947	$5,894	$1,834	$357	$1,058	$13	$19	$-	$10,122

Financing Receivables:
Ending balance	$21,863	$157,909	$29,461	$16,235	$78,281	$536	$798	$-	$305,083
Ending balance: individually evaluated for impairment	$-	$6,752	$-	$-	$7,950	$-	$-	$-	$14,702
Ending balance: collectively evaluated for impairment	$21,863	$151,157	$29,461	$16,235	$70,331	$536	$798	$-	$290,381

Allowance for Credit Losses and Recorded Investment in Loans
For the Three Months Ended September 30, 2012
(In thousands)

	Commercial & industrial	Commercial Real Estate	Construction	Multi family	Residential 1-4 Family	Consumer	Finance Leases	Unallocated	Total
2012

Allowance for credit losses:
Beginning balance	$673	$7,658	$1,113	$470	$6,082	$26	$63	$1,633	$17,718
Charge-offs	-	-	-	-	-	-	-	-	$-

Recoveries	-	-	-	-	-	-	-	-	$-

Provision	(22)	(1,234)	8	23	(1,372)	57	(20)	(1,633)	(4,193)
Ending balance	$651	$6,424	$1,121	$493	$4,710	$83	$43	$-	$13,525
Ending balance: individually evaluated for impairment
Ending balance: collectively evaluated for impairment	$651	$6,424	$1,121	$493	$4,710	$83	$43	$-	$13,525

Financing Receivables:
Ending balance	$14,242	$157,750	$20,766	$14,593	$98,347	$2,073	$1,725	$-	$309,496
Ending balance: individually evaluated for impairment	$-	$17,597	$9,730	$-	$8,152	$-	$-	$-	$35,479
Ending balance: collectively evaluated for impairment	$14,242	$140,153	$11,036	$14,593	$90,195	$2,073	$1,725	$-	$274,017

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Allowance for Credit Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2013
(In thousands)

	Commercial & industrial	Commercial Real Estate	Construction	Multi family	Residential 1- 4 Family	Consumer	Finance Leases	Unallocated	Total
2013

Allowance for credit losses:
Beginning balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Charge-offs	-	-	-	-	(21)	-	-	-	(21)

Recoveries	-	-	-	-	-	-	-	-	-

Provision	(42)	(415)	393	31	(450)	(2)	(43)	(337)	$(865)
Ending balance	$947	$5,894	$1,834	$357	$1,058	$13	$19	$-	$10,122
Ending balance: individually evaluated for impairment
Ending balance: collectively evaluated for impairment	$947	$5,894	$1,834	$357	$1,058	$13	$19	$-	$10,122

Financing Receivables:
Ending balance	$21,863	$157,909	$29,461	$16,235	$78,281	$536	$798	$-	305,083
Ending balance: individually evaluated for impairment	$-	$6,752	$-	$-	$7,950	$-	$-	$-	$14,702
Ending balance: collectively evaluated for impairment	$21,863	$151,157	$29,461	$16,235	$70,331	$536	$798	$-	290,381

Allowance for Credit Losses and Recorded Investment in Loans
For the Nine Months Ended September 30, 2012
(In thousands)

	Commercial & industrial	Commercial Real Estate	Construction	Multi family	Residential 1- 4 Family	Consumer	Finance Leases	Unallocated	Total
2012

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	(2)	-	-	-	-	-	-	-	$(2)

Recoveries	-	-	-	-	-	-	-	-	-

Provision	(297)	(1,433)	512	82	(1,779)	29	(83)	(1,224)	(4,193)

Ending balance	$651	$6,424	$1,121	$493	$4,711	$82	$43	$-	$13,525
Ending balance: individually evaluated for impairment
Ending balance: collectively evaluated for impairment	$651	$6,424	$1,121	$493	$4,711	$82	$43	$-	$13,525

Financing Receivables:
Ending balance	$14,242	$157,750	$20,766	$14,593	$98,347	$2,073	$1,725	$-	309,496
Ending balance: individually evaluated for impairment	$-	$17,597	$9,730	$-	$8,152	$-	$-	$-	$35,479
Ending balance: collectively evaluated for impairment	$14,242	$140,153	$11,036	$14,593	$90,195	$2,073	$1,725	$-	274,017

Among the loans reviewed for impairment, $1.3 million and $2.4 million of residential loans and $7.9 million and $1.3 million of commercial real estate loans were identified as troubled debt restructurings ("TDRs") at September 30, 2013 and September 30, 2012, respectively. TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties. Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

Allowance for Credit Losses and Recorded Investment in Loans
For the Year Ended December 31, 2012
(In thousands)

	Commercial & industrial	Commercial Real Estate	Construction	Multi family	Residential 1- 4 Family	Consumer	Finance Leases	Unallocated	Total
2012

Allowance for credit losses:
Beginning balance	$950	$7,857	$609	$411	$6,490	$53	$126	$1,224	$17,720
Charge-offs	(2)	-	-	-	(50)	-	-	-	$(52)

Recoveries	33	-	-	-	-	-	-	-	$33

Provision	8	(1,548)	832	(85)	(4,911)	(38)	(64)	(887)	(6,693)
Ending balance	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008
Ending balance: individually evaluated for impairment
Ending balance: collectively evaluated for impairment	$989	$6,309	$1,441	$326	$1,529	$15	$62	$337	$11,008

Financing Receivables:
Ending balance	$21,814	$149,184	$23,789	$14,491	$84,207	$899	$1,370	$-	295,754
Ending balance: individually evaluated for impairment	$-	$1,277		$-	$7,596	$13	$-	$-	$8,886
Ending balance: collectively evaluated for impairment	$21,814	$147,907	$23,789	$14,491	$76,611	$886	$1,370	$-	286,868

Among the loans reviewed for impairment, $2.4 million of residential loans and $1.3 million of commercial real estate loans were identified as troubled debt restructurings ("TDRs") at December 31, 2012. TDRs are the result of an economic concession being granted to borrowers experiencing financial difficulties. Certain TDRs are classified as nonperforming at the time of restructuring and may only return to performing status after considering the borrower's sustained repayment performance under the revised payment terms for a reasonable period, generally six months. We evaluated all of the impaired loans by analyzing the collateral value and by evaluating the discounted cash flow. Based on the nature of the modifications no impairment was required.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Age Analysis of Past Due Loans
As of September 30, 2013
(In thousands)

			Greater				Loans
	30-59 Days	60-89 Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

Commercial & industrial	$-	$-	$10	$10	$21,853	$21,863	$10
Commercial real estate construction	-	-	-	-	25,891	25,891	-
Commercial real estate - other	-	-	-	-	157,909	157,909	-
Consumer	-	-	-	-	418	418	-
Overdrafts	-	5	-	5	113	118	-
Residential - prime		5,427	890	6,317	71,964	78,281	-
Residential - multi-family	-	-	-	-	16,235	16,235	-
Residential - construction					3,570	3,570
Finance leases	-	-	-	-	798	798	-
Total	$-	$5,432	$900	$6,332	$298,751	$305,083	$10

Age Analysis of Past Due Loans
As of December 31, 2012
(In thousands)

			Greater				Loans
	30-59 Days	60-89 Days	Than	Total		Total	90 Days and
	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing

Commercial & industrial	$-	$-	$-	$-	$21,814	$21,814	$-
Commercial real estate construction	-	-	-	-	23,789	23,789	-
Commercial real estate - other	7,181	-	-	7,181	142,003	149,184	-
Consumer	50	-	-	50	665	715	-
Overdrafts	-	-	-	-	184	184	-
Residential - prime	6,081	373	861	7,315	76,892	84,207	-
Residential - multi-family	-	-	-	-	14,491	14,491	-
Residential - construction	-
Finance leases	-	-	-	-	1,370	1,370	-
Total	$13,312	$373	$861	$14,546	$281,208	$295,754	$-

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Impaired Loans
For the Three Months Ended September 30, 2013
(In thousands)

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
	Loan	Balance	Allowance	Investment	Recognized	Foregone

With no related allowance recorded:

Commercial real estate	$7,950	$7,950	$-	$7,971	$108	$-

Residential - prime	6,752	6,752	-	6,755	42	12

Total	$14,702	$14,702	$-	$14,726	$150	$12
Commercial	7,950	7,950	-	7,971	108	-

Residential	6,752	6,752	-	6,755	42	12

Impaired Loans
For the Three Months Ended September 30, 2012
(In thousands)

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
	Loan	Balance	Allowance	Investment	Recognized	Foregone

With no related allowance recorded:

Construction	$9,730	$9,730	$-	$9,740	$112	$-

Commercial real estate	17,597	17,597	-	17,646	286	-

Residential - prime	8,152	8,152	-	8,162	73	8

Total	$35,479	$35,479	$-	$35,548	$471	$8
Commercial	27,327	27,327	-	27,386	398	-

Residential	8,152	8,152	-	8,162	73	8

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

Impaired Loans
For the Nine Months Ended September 30, 2013
(In thousands)

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
	Loan	Balance	Allowance	Investment	Recognized	Foregone

With no related allowance recorded:

Commercial real estate	$7,950	$7,950	$-	$8,022	$325	$-

Residential - prime	6,752	6,752	-	6,792	261	20

Total	$14,702	$14,702	$-	$14,814	$586	$20
Commercial	7,950	7,950	-	8,022	325	-

Residential	6,752	6,752	-	6,792	261	20

Impaired Loans
For the Nine Months Ended September 30, 2012
(In thousands)

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
	Loan	Balance	Allowance	Investment	Recognized	Foregone

With no related allowance recorded:

Construction	$9,730	$9,730	$-	$9,770	$448	$-

Commercial real estate	17,597	17,597	-	17,765	863	-

Residential - prime	8,152	8,152	-	8,211	256	45

Total	$35,479	$35,479	$-	$35,746	$1,567	$45
Commercial	27,327	27,327	-	27,535	1,311	-

Residential	8,152	8,152	-	8,211	256	45

Impaired Loans
For the Year Ended December 31, 2012
(In thousands)

		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
	Loan	Balance	Allowance	Investment	Recognized	Foregone

With no related allowance recorded:

Commercial real estate	$1,277	$1,277	$-	$1,307	$87	$-

Consumer	13	13	-	15	-	-

Residential - prime	7,596	7,596	-	7,640	355	6

Total	$8,886	$8,886	$-	$8,962	$442	$6
Commercial	1,277	1,277	-	1,307	87	-

Consumer	13	13		15	-	-

Residential	7,596	7,596	-	7,640	355	6

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)
The following table presents loans on nonaccrual status as of the dates indicated. All nonaccrual loans were classified as impaired.

Loans on Nonaccrual Status
As of

	September 30,	December 31,
	2013	2012
(In thousands)
Commercial & industrial	$-	$-
Construction	-	-
Commercial real estate	-	-
Consumer	-	-
Residential	890	861
Residential - multi-family	-	-
Finance leases	-	-
Total	$890	$861

The Company utilizes a risk rating system for the loan portfolio.

On a quarterly basis, or more often if needed, the Company formally reviews the ratings on all classified commercial and industrial, commercial real estate and construction loans. Quarterly, the Company engages an independent third-party to review a portion of loans within these segments. Management uses the results of these reviews as part of its periodic review process.

Credit Exposure
Credit Risk Profile by Internally Assigned Grades
As of September 30, 2013
(In thousands)

	Commercial & industrial	Commercial Real Estate Construction	Commercial Real Estate Other
Grade:
Pass	$18,212	$19,861	$134,741
Watch	1,550	-	3,159
Special mention	101	-	17,606
Substandard	2,000	9,600	2,403
Total	$21,863	$29,461	$157,909

	Residential-Prime	Residential-Multi Family	Finance Leases
Grade:
Pass	$70,866	$16,235	$-
Watch	570	-	-
Special mention	53	-	798
Substandard	6,792	-	-
Total	$78,281	$16,235	$798

	Consumer- Overdrafts	Consumer-Other
Performing	$118	$418
Nonperforming	-	-
Total	$118	$418

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

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 4. - (continued)

The following table presents the number and recorded balance of TDRs. The Company had no outstanding commitments to extend credit on TDRs at September 30, 2013 or December 31, 2012.

	As of September 30, 2013
		Pre-Modification	Post-Modification	Non-accrual Status
	Number of	Recorded	Recorded	Number of	Recorded
	Loans	Balance	Balance	Loans	Balance
Commercial real estate	6	8,897	7,950	—	—
One -to-four family - residential	6	559	1,344	2	799
Total	12	$9,456	$9,294	2	$799

	As of December 31, 2012
		Pre-Modification	Post-Modification	Non-accrual Status
	Number of	Recorded	Recorded	Number of	Recorded
	Loans	Balance	Balance	Loans	Balance
Commercial real estate	4	1,354	1,276	—	—
One -to-four family - residential	6	2,177	2,101	1	434
Total	10	$3,531	$3,377	1	$434

The following tables present newly classified TDRs by type of modification during the periods indicated:

	Interest
	Rate	Term	Combination	Total
Three months ended September 30, 2013

Commercial real estate	$2,562	—	$4,136	$6,698
One -to-four family - residential	—	—	—	—
Total	$2,562	$0	$4,136	$6,698

There were no newly classified TDR's for the three month period ended September 30, 2012.

Nine months ended September 30, 2013
Commercial real estate	$2,562	—	$4,136	$6,698
One -to-four family - residential	343	—	—	343
Total	$2,905	—	$4,136	$7,041

Nine months ended September 30, 2012
Commercial real estate	—	$11	—	$11
One -to-four family - residential	—	—	—	—
Total	—	$11	—	$11

There were no TDRs that subsequently defaulted during the three month periods and the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

 BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. Investment Securities

The following is a summary of held to maturity investment securities:

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
	(In Thousands)

U.S Government Agencies	$258	$1	$-	$259

Totals	$258	$1	$-	$259

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
	(In Thousands)

U.S Government Agencies	$275	$8	$-	$283

Totals	$275	$8	$-	$283

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. - (continued)

The following is a summary of available-for-sale investment securities:

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
	(In Thousands)

U.S. Treasury Notes	$39,866	$-	$(1,062)	$38,804
U.S. Government Agencies	140,022	96	(11,086)	129,032
Mortgage-backed securities	125,776	589	(1,797)	124,568
Corporate notes	7,431	58	(5)	7,484
Auction rate securities	53,000	-	(10,371)	42,629
Marketable equity securities and other	122	-	-	122
Totals	$366,217	$743	$(24,321)	$342,639

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
	(In Thousands)

U.S. Treasury Notes	$24,868	$19	$(37)	$24,850
U.S. Government Agencies	141,653	367	(151)	141,869
Mortgage-backed securities	127,507	2,343	(255)	129,595
Corporate notes	10,386	106	(3)	10,489
Auction rate securities	56,000	-	(7,815)	48,185
Marketable equity securities and other	126	-	-	126
Totals	$360,540	$2,835	$(8,261)	$355,114

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

The following table shows the outstanding auction rate securities at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Preferred Shares of Money Center Banks	$53,000	$42,629	$56,000	$48,185
Totals	$53,000	$42,629	$56,000	$48,185

In accordance with ASC 320-10, Investment - Debt and Equity Securities, management's impairment analysis for the corporate and auction rate securities that were in a loss position as of September 30, 2013 began with management's determination that it had the intent to hold these securities for sufficient time to recover the cost basis. Management also concluded that it was unlikely that it would be required to sell any of the securities before recovery of the cost basis.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. - (continued)

The fair value of the auction rate securities is determined by management valuing the underlying security. The auction rate securities allow for conversion to the underlying preferred security after two failed auctions. As of September 30, 2013, there have been more than two failed auctions for all outstanding auction rate securities. It is our intention to continue to hold these securities and not convert to the underlying preferred securities. We also performed a discounted cash flow analysis, but we considered the market value of the underlying preferred shares to be more objective and relevant in pricing auction rate securities.

In determining whether there is OTTI, management considers the factors noted above. The financial performance indicators we review include, but are not limited to, net earnings, change in liquidity, and change in cash from operating activities, and, for money center banks, the regulatory capital ratios and the allowance for loan losses on the nonperforming loans. Through September 30, 2013, the auction rate securities have continued to pay interest at the highest rate as stipulated in the original prospectus.

At September 30, 2013, we had five auction rate securities with an aggregate fair market value of $22.1 million which were below investment grade. At December 31, 2012, we had four auction rate securities with an aggregate fair market value of $30.6 million which were below investment grade.

Based upon our methodology for determining the fair value of the auction rate securities, we concluded that as of September 30, 2013, the unrealized loss for the auction rate securities is due to the market interest volatility, the continued illiquidity of the auction rate markets, and uncertainty in the financial markets as there has not been a deterioration in the credit quality of the 6 issuers of the auction rate securities or a downgrade of additional auction rate securities from investment grade. It is not more likely than not that the Company would be required to sell the auction rate securities prior to recovery of the unrealized loss, nor does the Company intend to sell the security at the present time.

There has been one credit rating downgrade on our auction rate securities subsequent to December 31, 2012.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. - (continued)

The Company has investments in certain debt securities that have unrealized losses or may be otherwise impaired, but an OTTI has not been recognized in the financial statements as management believes the decline is due to the interest rate environment.

The following table indicates the length of time individual securities that we consider temporarily impaired have been in a continuous unrealized loss position at September 30, 2013 (in thousands):

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of Securities:
US Treasury and Notes	$38,804	$1,062	$-	$-	$38,804	$1,062
US Government Agencies	109,805	10,211	14,141	875	123,946	11,086
Mortgage-backed securities	95,588	1,513	9,780	284	105,368	1,797
Corporate notes	657	5	-	-	657	5
Auction Market Securities	42,629	10,371	-	-	42,629	10,371
Total temporarily impaired securities	$287,483	$23,162	$23,921	$1,159	$311,404	$24,321

The Company had a total of 145 debt securities with a fair market value of $311.4 million which were temporarily impaired at September 30, 2013. The total unrealized loss on these securities was $24.3 million, which is attributable to the market interest volatility, the continued illiquidity of the debt markets, and uncertainty in the financial markets.

The unrealized loss on our debt securities is comprised of a loss of $10.4 million on eight auction rate securities which have declined in value due to auction failures beginning in February 2008 and a loss of $13.9 million on other debt securities.

It is not more likely than not that we will be required to sell the securities before maturity.  Further, we have the intent to hold all of these securities to maturity and will not be required to sell these securities due to our ratio of cash and cash equivalents of approximately 13.0% of total assets at September 30, 2013.

Therefore, the unrealized losses associated with these securities are not considered to be other than temporary.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 5. - (continued)

The amortized cost and fair value of investment securities available for sale and held to maturity, by contractual maturity, at September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)		(In Thousands)

Due in one year or less	$3,446	$3,470	-	-
Due after one through five years	36,076	35,689	-	-
Due after five through ten years	66,864	63,301	240	240
Due after ten years	206,709	197,428	18	19
Auction rate securities	53,000	42,629	-	-
Marketable equity securities and other	122	122	-	-
Totals	$366,217	$342,639	$258	$259

Gross gains realized on the sales of available-for-sale securities for the nine months ended September 30, 2013 and 2012 were $468,000 and $1.3 million respectively. Gross losses were $130,000 and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, securities sold under agreements to repurchase with a book value of $30.0 million and $45.0 million were outstanding, respectively. The book value of the securities pledged for these repurchase agreements was $33.3 million and $50.6 million, respectively. As of September 30, 2013 and December 31, 2012, the Company owns investment securities in one issuer where the carrying value exceeded 10% of shareholders' equity.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 6. Deposits

The following table summarizes the composition of the average balances of major deposit categories:

	Nine Months Ended		Twelve Months Ended
	September 30, 2013		December 31, 2012
	Average	Average	Average	Average
	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Demand deposits	$82,406	-	$74,630	-
NOW and money market	39,404	0.44%	27,536	0.29%
Savings deposits	165,810	0.20%	201,251	0.18%
Time deposits	326,112	0.96%	357,706	1.13%
Total deposits	$613,732	0.59%	$661,123	0.68%

The following table provides the Weighted Average rate for each of the deposit categories:

	As of September 30
	2013		2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Interest-bearing deposits:
Certificate of deposit accounts	$316,247	0.96%	$348,052	1.10%
Savings accounts	167,340	0.20%	195,851	0.17%
Money Market accounts	9,114	0.17%	7,695	0.19%
NOW accounts	27,219	0.53%	17,653	0.32%
Total interest-bearing deposits	519,920		569,251
Non-interest bearing deposits	89,505		78,823
Total due to depositors	609,425		648,074
Mortgagors' escrow deposits	3,217		2,920
Total Deposits	$612,642		$650,994

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at September 30, 2013 and December 31, 2012 are outlined below.

BERKSHIRE BANCORP INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7. - (continued)

	September 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In thousands)
Investment securities	$342,897	$342,898	$355,389	$355,397
Loans, net of unearned income	305,083	308,427	295,165	305,123
Time Deposits	316,247	317,234	337,492	338,723
Other Deposits	296,395	295,408	304,978	304,978
Repurchase Agreements	30,000	30,300	45,000	46,138
Borrowings	—	—	1,539	1,548

The following table sets forth the fair value hierarchy for financial instruments measured at fair value at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Quoted Prices in	Significant			Quoted Prices in	Significant
	Active Markets	Other	Significant		Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total	for Identical	Observable	Unobservable	Total
	Assets/Liabilities	Inputs	Inputs	Carried at	Assets/Liabilities	Inputs	Inputs	Carried at
	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
Assets:

Investment Securities:	$44,564	$255,139	$43,195	$342,898	$21,234	$285,978	$48,185	$355,397

Loans, net of Unearned Income	-	-	308,427	$308,427	-	-	305,123	$305,123

Time Deposits	-	317,234	-	$317,234	-	338,723	-	$338,723

Other Deposits	-	295,408	-	$295,408	-	304,978	-	$304,978

Repurchase Agreements	-	30,300	-	$30,300	-	46,138	-	$46,138

Borrowings	-	-	-	$-	-	1,548	-	$1,548

For cash and cash equivalents, the recorded book values of $100.6 million and $149.2 million at September 30, 2013 and December 31, 2012, respectively, approximates fair value because of the relatively short term between the origination of the instrument and its expected realization. Therefore, the Company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

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

The net loan portfolio at September 30, 2013 and December 31, 2012 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The Company believes the fair value of portfolio loans is derived from Level 3 inputs.

The estimated fair values of demand deposits (i.e. interest checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The fair value of such deposits is derived from Level 2 inputs. The fair value of time deposits have been valued using net present value discounted cash flow and is derived from Level 2 inputs.

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

The fair value of interest rate caps, included in borrowings, are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The aggregate fair value for the interest rate caps were zero at both September 30, 2013 and December 31, 2012.

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

Level 1 securities generally include equity securities, certain U.S. Treasury notes and certain corporate debt securities valued based on quoted market prices in active markets. Level 2 instruments include U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations and certain corporate bonds. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things. Level 3 securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par such as certain corporate notes, auction rate securities and Federal Home Loan Bank stock. These securities are valued at par value or using discounted cash flows.

Assets measured at fair value on a recurring and nonrecurring basis at September 30, 2013 and at December 31, 2012 are summarized below.

	At September 30, 2013
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Assets
Impaired Loans (1)	$-	$-	$14,702	$14,702
Investment Securities available for sale: (2)
U.S. Treasury Notes	38,804	-	-	38,804
U.S Government Agencies	-	129,032	-	129,032
Mortgage backed securities	-	124,568	-	124,568
Corporate notes	5,760	1,158	566	7,484
Auction rate securities	-	-	42,629	42,629
Marketable equity securities and other	-	122	-	122
Total Investment securities available for sale	$44,564	$254,880	$43,195	$342,639

Total assets	$44,564	$254,880	$57,897	$357,341

(1) Non-recurring basis-impaired loans represent carrying amount as no write downs were taken to date.
(2) Recurring basis.

The above table includes $23.6 million in net unrealized losses on the Company's available for sale securities. The Company has reviewed its investment portfolio at September 30, 2013, and determined that the unrealized losses are temporary.

	At December 31, 2012
	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(Dollars in thousands)
Assets
Impaired Loans (1)	$-	$-	$8,886	$8,886
Investment Securities
available for sale: (2)
U.S. Treasury Notes	14,846	10,004	-	24,850
U.S Government Agencies	-	141,869	-	141,869
Mortgage backed securities	-	129,595	-	129,595
Corporate notes	6,388	4,101		10,489
Auction rate securities	-	-	48,185	48,185
Marketable equity securities and other	-	126	-	126
Total Investment securities available for sale	$21,234	$285,695	$48,185	$355,114

Total assets	$21,234	$285,695	$57,071	$364,000

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

	Investment Securities Available for Sale
	For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012

Balance, January 1,	$48,185	$44,495
Total gains/losses (realized/unrealized):
Included in earnings		(187)
Included in other comprehensive income	(2,556)	13,488
Redemptions and sales	(3,000)	(7,313)
Transfers in to Level 3	566	-
Balance, September 30,	$43,195	$50,483

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

Assets (at Fair Value)	Fair Value at September 30, 2013 (in thousands)	Valuation Technique	Unobservable Inputs	Range of Preferred Share Pricing
Auction Rate Securities	$42,629	Market Prices	Underlying Collateral	$19.52 to $20.80

Note 8. Related Party Transactions

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

Balance at 12/31/12	$4,900
New Loans	—
Repayments	(235)
Balance at 9/30/13	$4,665

Aggregate deposits from related parties at September 30, 2013 and December 31, 2012 amounted to approximately $60.1 million and $61.5 million, respectively. At both September 30, 2013 and December 31, there were no related party overdrawn deposit accounts reclassified to loans.

NOTE 9. Capital Adequacy

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets, and of Tier I capital to average assets.

As of September 30, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

The following table sets forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2013 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	$140,821	36.75%	30,659	>8.0%	—	N/A
Bank	$132,712	35.06%	30,281	>8.0%	37,852	>10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	$135,965	35.48%	15,329	>4.0%	—	N/A
Bank	$127,914	33.79%	15,141	>4.0%	22,711	>6.0%
Tier I Capital (to Average Assets)
Company	$135,965	17.47%	31,122	>4.0%	—	N/A
Bank	$127,914	16.54%	30,926	>4.0%	38,658	>5.0%

The allowance for loan loss is includable in the calculation of regulatory capital up to a maximum of 1.25% of risk-weighted assets. Approximately $4.8 million and $4.6 million of allowance for loan losses were included in total regulatory capital at September 30, 2013 and December 31, 2012, respectively.

Note 10. New Accounting Pronouncements

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

Note 11. Subsequent Event

On November 8, 2013, the Company notified The Nasdaq Stock Market LLC (“Nasdaq”) of its intent to voluntarily file a Form 25 with the Securities and Exchange Commission on November 18, 2013 to effect the delisting of the Company’s common stock from The Nasdaq Global Market and the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company expects that the delisting from Nasdaq will be effective as of November 29, 2013. Following the delisting from Nasdaq, the Company intends to file a Form 15 with the SEC to suspend its duty to file reports under Section 13 and 15(d) of the Exchange Act. The Company expects that its obligation to file periodic reports with the SEC under Sections 13 and 15(d) of the Exchange Act, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be immediately suspended upon the filing of the Form 15, unless the SEC denies the effectiveness of Form 15, in which case the Company is required to file all required reports within 60 days of such denial. The Company expects that, subsequent to its delisting on The Nasdaq Global Market, its common stock will be quoted in the over-the-counter market maintained by OTC Markets. On November 8, 2013, the Company disseminated a press release and filed a Form 8-K disclosing its notification to Nasdaq and plans to delist and deregister its common stock and suspend its reporting obligations under the Exchange Act.

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

The Bank's principal business consists of gathering deposits from the general public and investing those deposits together with funds generated from ongoing operations and borrowings, primarily in residential and commercial loans, debt obligations issued by the U.S. Government and its agencies, debt obligations of business corporations, and mortgage-backed securities. The Bank operates from seven deposit-taking offices in New York City, four deposit-taking offices in Orange and Sullivan Counties, New York, and one deposit-taking office in Teaneck, New Jersey. The Bank's revenues are derived principally from interest on loans, and interest and dividends on investments in the securities portfolio. The Bank's primary regulator at the state level is the New York State Department of Financial Services (the "NYSDFS"), while at the federal level its primary regulator is the Federal Deposit Insurance Corporation (the "FDIC"). Deposits are insured to the maximum allowable amount by the FDIC. The Bank is a member of the Federal Home Loan Bank system. The Company, as a bank holding company, is regulated by the Federal Reserve Bank of New York.

The May 14, 2009 Memorandum of Understanding (MOU) entered into between the board of directors of the Bank, the FDIC and the NYSDFS was replaced on January 31, 2013 with a revised MOU between the board of directors of the Bank, the FDIC and the NYSDFS and covers supervisory concerns and Bank Secrecy Act weakness.

The MOU requires that a committee of the board of directors of the Bank of at least three directors (“Compliance Committee”) be established to ensure compliance with the MOU. The Compliance Committee meets monthly and presents a monthly written status report to the board of the Bank on actions taken by the Bank to comply with the MOU.

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

We decreased our provision for loan losses by $865,000 thousand during the nine months ended September 30, 2013 compared to a decrease in the provision for loan losses of $4.2 million during the nine months ended September 30, 2012. The decrease in the provision for loan losses was deemed appropriate as a result of the regular quarterly analysis of the allowance for loan losses. The regular quarterly analysis is based on management's evaluation of the risk inherent in the various components of the loan portfolio and other factors, including historical loan loss experience, changes in the composition and volume of the portfolio, collection policies and experience, trends in the volume of non-accrual loans and regional and national economic conditions. See "Provision for Loan Losses" below in this Item 2 for further discussion of the allowance for loan losses. No net provisions were made during any of the quarters ended September 30, 2013.

Net income, before the provision for income taxes, for the three and nine months ended September 30, 2013 was $1.6 million and $4.5 million, respectively, compared to net income, before the benefit for income taxes, for the three and nine months ended September 30, 2012 of $6.4 million and $9.8 million, respectively.

Net income was $1.0 million and $2.9 million for the three and nine months ended September 30, 2013, respectively, compared to $3.2 million and $8.7 million for the three and nine months ended September 30, 2012, respectively.

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

	For the Three Months Ended
	September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in Thousands)
INTEREST - EARNING ASSETS:
Loans (1)	$306,955	$4,265	5.56%	$312,192	$4,658	5.97%
Investment securities	353,623	2,174	2.46%	405,846	2,406	2.37%
Other (2)(5)	86,666	72	0.33%	121,233	59	0.19%
Total interest - earning assets	747,244	6,511	3.49%	839,271	7,123	3.39%
Noninterest - earning assets	26,160			28,505
Total Assets	773,404			867,776

INTEREST - BEARING LIABILITIES:
Interest bearing deposits	201,497	132	0.26%	238,740	118	0.20%
Time deposits	316,923	733	0.93%	358,442	1,026	1.14%
Other borrowings	32,772	263	3.21%	60,358	515	3.41%
Total interest - bearing liabilites	551,192	1,128	0.82%	657,540	1,659	1.01%

Demand deposits	85,124			75,733
Noninterest - bearing liabilities	5,852			4,302
Stockholders' equity (5)	131,236			130,201

Total liabilities and stockholders’ equity	$773,404			$867,776

Net interest income		$5,383			$5,464

Interest - rate spread (3)			2.67%			2.38%

Net interest margin (4)			2.88%			2.60%

Ratio of average interest - earning assets to average interest bearing liabilities	1.36			1.28

(1)Includes nonaccrual loans.
(2)Includes interest-bearing deposits, federal funds sold, and dividends on FHLBNY stock.
(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

	For the Nine Months Ended
	September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
	(Dollars in thousands)
INTEREST - EARNING ASSETS:
Loans (1)	299,274	12,741	5.68%	317,757	14,445	6.06%
Investment securities	355,516	6,452	2.42%	412,310	7,143	2.31%
Other (2)(5)	116,393	275	0.32%	109,651	243	0.30%
Total interest - earning assets	771,183	19,468	3.37%	839,718	21,831	3.47%
Noninterest - earning assets	24,545			28,432
Total Assets	795,728			868,150

INTEREST - BEARING LIABILITIES:
Interest bearing deposits	205,214	387	0.25%	229,318	325	0.19%
Time deposits	326,112	2,385	0.98%	363,464	3,219	1.18%
Other borrowings	41,241	1,037	3.35%	71,820	1,747	3.24%
Total interest - bearing	572,567	3,809	0.89%	664,602	5,291	1.06%

Liabilities

Demand deposits	82,406			73,373
Noninterest - bearing liabilities	5,930			4,714
Stockholders' equity (5)	134,825			125,461

Total liabilities and stockholders' equity	795,728			868,150

Net interest income		15,659			16,540

Interest - rate spread (3)			2.48%			2.41%

Net interest margin (4)			2.71%			2.63%
Ratio of average interest - earning assets to average interest bearing liabilities	1.35			1.26

(1)Includes nonaccrual loans.
(2)Includes interest-bearing deposits, federal funds sold, dividends on FHLBNY stock.
(3)Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest bearing liabilities.
(4)Net interest margin is net interest income as a percentage of average interest-earning assets.
(5)Average balances are daily average balances except for the parent company which have been calculated on a monthly basis.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012.

Net Income. Net income for the three and nine months ended September 30, 2013 was $1.0 million and $2.9 million, respectively, or $0.07 per share and $0.20 per share, respectively, compared to net income of $3.2 million and $8.7 million, respectively, or $0.22 per share and $0.60 per share, for the three and nine months ended September 30, 2012, respectively.

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

For the three and nine-month periods ended September 30, 2013, net interest income was $5.4 million and $15.7 million, respectively, compared to net interest income of $5.5 million and $16.5 million, respectively, for the three and nine-month periods ended September 30, 2012. The decrease in net interest income during the 2013 period compared to the 2012 period was primarily due to the decrease in the average interest earning asset balances for both the three month and the nine month periods ending September 30, 2013.

The average yields earned on interest-earning assets increased to 3.49% and declined to 3.37% during the three and nine-month periods ended September 30, 2013, respectively, from 3.39% and 3.47% during the three and nine-month periods ended September 30, 2012, respectively. The average rates paid on interest-bearing liabilities declined to 0.82% and 0.89% during the three and nine-month periods ended September 30, 2013, respectively, from 1.01% and 1.06% during the three and nine-month periods ended September 30, 2012, respectively. The Company's interest-rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, increased to 2.67% and 2.48% during the three and nine-month periods ended September 30, 2013, respectively, from 2.38% and 2.41% during the three and nine-month periods ended September 30, 2012, respectively.

Net Interest Margin. Net interest margin, or annualized net interest income as a percentage of average interest-earning assets, was 2.88% and 2.71% for the three and nine-month periods ended September 30, 2013, respectively, compared to 2.60% and 2.63% for the three and nine-month periods ended September 30, 2012, respectively. We seek to secure and retain customer deposits with competitive products and rates, while making strategic use of the prevailing interest rate environment to borrow funds at what we believe to be attractive rates. We invest such deposits and borrowed funds in a prudent mix of fixed and adjustable rate loans, investment securities, and short-term interest-earning assets. The increase in net interest margin is primarily due to the increase in the average amounts of higher yielding investment securities as a percentage of the total mix of interest-earning assets.

Interest Income. Total interest income for the quarter ended September 30, 2013 decreased by $0.6 million to $6.5 million from $7.1 million for the quarter ended September 30, 2012. The decrease in total interest income was primarily due to the decrease in the average outstanding balances of interest earning assets to $747.2 million from $839.3 million, offset by a decrease in the average balances of interest bearing liabilities to $551.2 from $ 657.5 at September 30, 2013 and September 30, 2012, respectively.

Total interest income for the nine months ended September 30, 2013 decreased by $2.3 million to $19.5 million from $21.8 million for the nine months ended September 30, 2012. The decrease in total interest income was primarily due to the decrease in the average yield earned on the average amount of interest-earning assets to 3.37% during the 2013 nine-month period from 3.47% during the 2012 nine-month period, and the decrease in the average amount of higher yielding investment securities during the 2013 period from the 2012 period.

The following tables present the composition of interest income for the indicated periods:

	Three Months Ended September 30,
	2013		2012
	Interest	% of	Interest	% of
	Income	Total	Income	Total
	(Dollars in thousands)
Loans	4,265	65.51%	4,658	65.40%
Investment Securities	2,174	33.39%	2,395	33.62%
Other	72	1.10%	70	0.98%
Total Interest Income	6,511	100.00%	7,123	100.00%

	Nine Months Ended September 30,
	2013		2012
	Interest	% of	Interest	% of
	Income	Total	Income	Total
	(Dollars in thousands)
Loans	12,741	65.45%	14,445	66.17%
Investment Securities	6,452	33.14%	7,106	32.55%
Other	275	1.41%	280	1.28%
Total Interest Income	19,468	100.00%	21,831	100.00%

Loans, which are inherently risky and therefore command a higher return than our portfolio of investment securities and other interest-earning assets, increased to 41.1% and 38.8% of our total average interest-earning assets during the three and nine-month periods ended September 30, 2013, respectively, from 37.2% and 37.8% of total interest-earning assets during the three and nine-month periods ended September 30, 2012, respectively. The average amounts of investment securities was 47.3% and 46.1% of total average interest-earning assets during the three and nine-month periods ended September 30, 2013, respectively, compared to 48.4% and 49.1% of total interest-earning assets during the three and nine-month periods ended September 30, 2012, respectively. While we actively seek to originate new loans with qualified borrowers who meet the Bank's underwriting standards, our strategy has been to maintain those standards, sacrificing some current income to avoid possible large future losses in the loan portfolio.

At September 30, 2013 and 2012, total non-performing loan assets were $890,000 and $511,000, respectively, all of which were non-accrual loans. Depending upon the contractual interest rate of a loan, significant additions to non-performing loans, were such additions to occur, could have a material adverse effect on our results of operations. The effect of the decrease in non-accrual loans in 2013 from 2012 was negligible.

Federal Home Loan Bank Stock. The Bank owns stock of the Federal Home Loan Bank New York ("FHLB-NY") which is necessary for it to be a member of the FHLB-NY. Membership requires the purchase of stock equal to 1% of the Bank's residential mortgage loans or 5% of the outstanding borrowings, whichever is greater. The stock is redeemable at par. Therefore, its cost is equivalent to its redemption value. The Bank's ability to redeem FHLB-NY shares is dependent upon the redemption practices of the FHLB-NY. At September 30, 2013, the FHLB-NY neither placed restrictions on redemption of shares in excess of a member's required investment in stock, nor stated that it will cease paying dividends. The Bank did not consider this asset impaired at either September 30, 2013 or December 31, 2012.

Interest Expense. Total interest expense for the quarter ended September 30, 2013 decreased by $0.6 million to $1.1 million from $1.7 million for the quarter ended September 30, 2012. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $551.2 million for the quarter ended September 30, 2013 from $657.5 million during the quarter ended September 30, 2012, and the decrease in the average rates paid on interest-bearing liabilities to 0.82% during the 2013 quarter from 1.01% during the 2012 quarter.

Total interest expense for the nine-month period ended September 30, 2013 decreased by $1.5 million to $3.8 million from $5.3 million for the nine-month period ended September 30, 2012. The decrease in interest expense was due to the decrease in the average amounts of interest-bearing liabilities to $572.6 million during the nine-month period ended September 30, 2013 from $664.6 million during the nine-month period ended September 30, 2012, respectively, and the decrease in the average rates paid on interest-bearing liabilities to 0.89% during the 2013 nine-month period from 1.06% during the 2012 nine-month period.

The following tables present the components of interest expense as of the dates indicated:

	Three Months Ended September 30,
	2013		2012
	Interest	% of	Interest	% of
	Expense	Total	Expense	Total
	(Dollars in thousands)
Interest-Bearing Deposits	132	11.70%	118	7.11%
Time Deposits	733	64.98%	1,026	61.85%
Other Borrowings	263	23.32%	515	31.04%
Total Interest Expense	1,128	100.00%	1,659	100.00%

	Nine Months Ended September 30,
	2013		2012
	Interest	% of	Interest	% of
	Expense	Total	Expense	Total
	(Dollars in thousands)
Interest-Bearing Deposits	387	10.16%	325	6.14%
Time Deposits	2,385	62.62%	3,219	60.84%
Other Borrowings	1,037	27.22%	1,747	33.02%
Total Interest Expense	3,809	100.00%	5,291	100.00%

Non-Interest Income. Non-interest income consists primarily of realized gains on sales of marketable securities and service fee income. Total non-interest income for the three and nine months ended September 30, 2013 was $249,000 and $1.2 million respectively, compared to $766,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively. The increase in non-interest income was primarily due to a tax refund.

Non-Interest Expense. Non-interest expense includes salaries and employee benefits, occupancy and equipment expenses, legal and professional fees, and other operating expenses associated with the day-to-day operations of the Company. Total non-interest expense for the three and nine months ended September 30, 2013 was $4.3 million and $13.2 million, respectively, compared to $4.0 million and $12.3 million for the three and nine months ended September 30, 2012, respectively.

The following tables present the components of non-interest expense as of the dates indicated:

	Three Months Ended September 30,
	2013		2012
	Non-Interest	% of	Non-Interest	% of
	Expense	Total	Expense	Total
	(Dollars in thousands)
Salaries and Employee Benefits	2,595	60.57%	2,263	56.86%
Net occupancy Expense	636	14.85%	567	14.25%
Equipment Expense	99	2.31%	86	2.16%
FDIC Assessment	255	5.95%	300	7.54%
Data Processing Expense	92	2.15%	112	2.81%
Other	607	14.17%	652	16.38%
Total Interest Expense	4,284	100.00%	3,980	100.00%

	Nine Months Ended September 30,
	2013		2012
	Non-Interest	% of	Non-Interest	% of
	Expense	Total	Expense	Total
	(Dollars in thousands)
Salaries and Employee Benefits	8,190	61.92%	7,123	57.81%
Net occupancy Expense	1,937	14.64%	1,728	14.02%
Equipment Expense	277	2.09%	252	2.04%
FDIC Assessment	552	4.18%	900	7.30%
Data Processing Expense	326	2.46%	336	2.73%
Other	1,946	14.71%	1,984	16.10%
Total Interest Expense	13,228	100.00%	12,323	100.00%

Provision for Income Tax. During the three and nine months ended September 30, 2013, the Company recorded an income tax provision of $0.6 million and $1.7 million, respectively, compared to income tax provision of $3.3 million and $1.2 million for three and nine months ended September 30, 2012, respectively.

Issuer Purchases of Equity Securities

On May 15, 2003, The Company's Board of Directors authorized the purchase of up to an additional 450,000 shares of its Common Stock in the open market, from time to time, depending upon prevailing market conditions, thereby increasing the maximum number of shares which may be purchased by the Company from 1,950,000 shares of Common Stock to 2,400,000 shares of Common Stock. Since 1990 through September 30, 2013, the Company has purchased a total of 1,898,909 shares of its Common Stock. We did not repurchase shares of the Company's Common Stock during the first three quarters of 2013. At September 30, 2013, there were 501,091 shares of Common Stock which may yet be purchased under our stock repurchase plan.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general reserves. Specific reserves are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, as a practical expedient for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Bank considers its investment in consumer loans to be smaller balance homogeneous loans and therefore excluded from separate identification for evaluation of impairment. These homogeneous loan groups are evaluated for impairment on a collective basis under ASC 310.

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

Although management believes that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses what it believes is the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC, the NYSDFS, and other regulatory bodies, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

The following table sets forth information with respect to activity in the Company's allowance for loan losses during the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average loans outstanding	$306,955	$312,192	$299,274	$317,757
Allowance at beginning of period	$10,386	$17,718	$11,008	$17,720
Charge - offs:
Commercial and other loans	-	-	-	(2)
Real estate loans		-	(21)	-
Total loans charged - off	-	-	(21)	(2)
Recoveries:
Commercial and other loans	-	-	-	-
Real estate loans	-	-	-	-
Total loans recovered	-	-	-	-
Net (charge - offs) recoveries	-	-	(21)	(2)
Provision for loan losses
charged to operating expenses	(264)	(4,193)	(865)	(4,193)
Allowance at end of period	$10,122	$13,525	$10,122	$13,525
Ratio of net recoveries (charge- offs) to average loans outstanding	0.00%	0.00%	-0.01%	0.00%
Allowance as a percent of total loans	3.32%	4.38%	3.32%	4.38%
Total loans at end of period, net of unearned income	$304,606	$308,900	$304,606	$308,900

The allowance for loan losses ("ALL") totaled $10.1 million at September 30, 2013, compared to $11.0 at December 31, 2012 and $13.5 million at September 30, 2012. The allowance for loan losses as a percentage of total loans was 3.32% at September 30, 2013, compared to 3.72% at December 31, 2012.

The ALL difference was due to minor changes in the overall loan portfolio mix with increases in construction and commercial real estate loan segments offset by lower 1-4 family loans.

 In addition, there was an overall improvement in adversely classified loan quality as substandard loans fell by $5.1 million and watch loans improved by $3.7 million offset by an increase in special mention loans of $11.5 million.

Based on better economic conditions during the third quarter 2012 and the payoff of various commercial loans, management determined that an adjustment was necessary to reduce the ALL by $4.2 million as of September 30, 2012. The $4.2 million decline in our September 30, 2012 ALL was composed of (a) $1.37 million reduction of the ALL relating to 1-4 Family Closed End Mortgage loans as the ALL loss factor for this loan pool fell from 5.95% to 4.61% (b) $1.23 million reduction in our ALL for Other CRE as our ALL loss factor for this pool declined from 5.24% to 4.16% (c) Elimination, as of September 30 of unallocated reserve of $1.63 million.

In addition, the loan portfolio as of September 30, 2012 decreased to $309.5 million from $320.9 million as of June 30, 2012. In addition, loans rated Special Mention declined by $10 million during the September 30, 2012 quarter from $21.7 million to $11.7 million.

For the quarter ended September 30, 2013, the ALL was reduced by $264,000 due to the reduction of the substandard loan segment and slight improvements in economic conditions.

Loan Portfolio.

Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by residential and non-residential properties as well as commercial loans which are either unsecured or secured by personal property collateral. Most of the Company's loans are either made to individuals or personally guaranteed by the principals of the business to which the loan is made. At September 30, 2013 and December 31, 2012, the Company had loans, net of unearned income, of $304.6 million and $295.2 million, respectively, and an allowance for loan losses of $10.1 million and $11.0 million, respectively.

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

The Bank generally makes commercial mortgage loans with loan-to-value ratios not to exceed 75% and with terms to maturity that do not exceed 15 years. Loans secured by commercial properties generally involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies. The Bank evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Bank include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan-to-value ratio. When evaluating the borrower, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property. The Bank also seeks to focus its commercial mortgage loans on loans to companies with operating businesses, rather than passive real estate investors. At September 30, 2013 and December 31, 2012, $203.6 million and $187.5 million, respectively, or 66.7% and 63.4%, respectively, of the Company's total loan portfolio consisted of commercial mortgage loans.

Commercial Loans and Finance Leases. The Bank makes commercial loans to businesses for inventory financing, working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, with maturities of one year, after which the borrower's financial condition and the terms of the loan are re-evaluated. At September 30, 2013 and December 31, 2012, $22.7 million and $23.2 million, respectively, or 7.4% and 7.8%, respectively, of the Company's total loan portfolio consisted of such loans.

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

Residential Mortgage Loans (1 to 4 family loans). The Bank makes residential mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At September 30, 2013 and December 31, 2012, $78.3 million and $84.2 million, respectively, or 25.7% and 28.5%, respectively, of the Company's total loan portfolio consisted of such loans. The Bank offers both adjustable rate mortgages ("ARMS") and fixed-rate mortgage loans. The relative proportion of fixed-rate loans versus ARMs originated by the Bank depends principally upon current customer preference, which is generally driven by economic and interest rate conditions and the pricing offered by the Bank's competitors. At September 30, 2013 and December 31, 2012 , 9.0% of the Bank's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and 91.0% were fixed-rate loans. The percentage represented by fixed-rate loans tends to increase during periods of low interest rates. The ARMs generally carry annual caps and life-of-loan ceilings, which limit interest rate adjustments.

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

The Bank offers a variety of other loan products including residential single family construction loans to persons who intend to occupy the property upon completion of construction, home equity loans secured by junior mortgages on one-to-four family owner-occupied residences, and short-term fixed-rate consumer loans either unsecured or secured by monetary assets such as bank deposits and marketable securities or personal property. At September 30, 2013 and December 31, 2012, $0.5 million and $0.9 million, respectively, or 0.2% and 0.3%, respectively, of the Company's total loan portfolio consisted of such other loan products.

Origination of Loans. Loan originations can be attributed to depositors, retail customers, phone inquiries, advertising, the efforts of the Bank's loan officers, and referrals from other borrowers, real estate brokers, and builders. The Bank originates loans primarily through its own efforts, occasionally obtaining loan opportunities as a result of referrals from loan brokers.

The Bank’s lending limit generally restricts extensions of credit to one borrower to 15% of the Bank’s capital stock, surplus fund, and undivided profits, but allow such extensions of credit to one borrower of up to 25% of the Bank’s capital stock, surplus fund, and undivided profits, if the additional 10% is secured by collateral that can be adequately valued. This means that as of September 30, 2013, the Bank could lend $19.9 million to one borrower, and this amount may be increased up to $33.1 million, if the loan is secured by collateral that can be adequately valued.

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

As of September 30, 2013, the Bank met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution's category.

The following tables set forth the actual and required regulatory capital amounts and ratios of the Company and the Bank as of September 30, 2013, and December 31, 2012 (dollars in thousands):

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	140,821	36.75%	30,659	≥8.0%	$—	N/A
Bank	132,712	35.06%	30,281	≥8.0%	37,852	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	135,965	35.48%	15,329	≥4.0%	—	N/A
Bank	127,914	33.79%	15,141	≥4.0%	22,711	≥6.0%
Tier I Capital (to Average Assets)
Company	135,965	17.47%	31,122	≥4.0%	—	N/A
Bank	127,914	16.54%	30,926	≥4.0%	38,658	≥5.0%

	Actual	For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total Capital (to Risk-Weighted Assets)
Company	133,662	36.00%	29,737	≥8.0%	$—	N/A
Bank	123,634	34.00%	29,109	≥8.0%	36,387	≥10.0%
Tier I Capital (to Risk-Weighted Assets)
Company	129,034	34.70%	14,869	≥4.0%	—	N/A
Bank	119,006	32.70%	14,555	≥4.0%	21,832	≥6.0%
Tier I Capital (to Average Assets)
Company	129,034	15.50%	33,412	≥4.0%	—	N/A
Bank	119,006	14.50%	32,886	≥4.0%	41,108	≥5.0%

Liquidity

The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank and the Company comply with regulatory liquidity requirements. Liquidity needs of the Bank have historically been met by deposits, investments in federal funds sold, principal and interest payments on loans, and maturities of investment securities. Additional liquidity, up to approximately $382.4 million is available from the Federal Reserve Bank and the FHLB-NY.

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

Based on our expected operating cash flows and our other sources of cash, we do not expect the potential lack of liquidity in these auction rate securities to affect our capital, liquidity, or our ability to execute our current business plan. We have cash and cash equivalents totaling $100.6 million, or 13.0% of total assets at September 30, 2013. In addition, we have the capacity to borrow up to approximately $245.9 million from the Federal Reserve Bank and approximately $136.5 million from the FHLB-NY if the need should arise.

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

The ability of the Company to fund its normal operating expenses is not currently dependent upon the receipt of dividends from the Bank. At September 30, 2013, the Company had cash of approximately $3.1 million. However, the payment of dividends on its common stock when and if declared by the Board of Directors, will be dependent upon the receipt of dividends from the Bank.

The Bank maintains financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, $19.7 million at September 30, 2013, include commitments to extend credit, stand-by letters of credit, and loan commitments.

At September 30, 2013, the Bank had outstanding commitments of $320.7 million; including $4.5 million of operating leases, and $316.2 million of time deposits. These commitments include $217.8 million that mature or renew within one year, $100.1 million that mature or renew after one year and within three years, $1.9 million that mature or renew after three years and within five years and commitments of $0.9 million that mature or renew after five years.

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

During the second quarter of 2013 management remedied the material weaknesses as discussed below. Management continued to follow these new procedures during the third quarter of 2013.

1.	Material weakness related to income taxes computations –

This weakness was identified by management during the review of the income taxes accrual process as of December 31, 2012.

During the second quarter of 2013, the Bank implemented an additional control with regard to the income tax computations. An additional level of senior management review was implemented to ascertain that the income tax computations and related disclosures are properly stated. The process was continued during the third quarter of 2013.

2.	Material weakness related to financial statement closing process –

This weakness was identified during the review of the year end general ledger testing process as of December 31, 2012.

During the second quarter of 2013, the Bank also implemented an additional control with regard to the financial statement closing process. An additional level of senior management review was implemented to ascertain that general ledger reconciliations, significant estimates and disclosures are properly stated and unrecorded adjustments and omitted disclosures are immaterial to the financial statements both individually and in the aggregate. The process was continued during the third quarter of 2013.

3.	Material weakness related to allowance for loans –

This weakness was identified by management during the review of the ALL documentation process as of December 31, 2012.

During the second quarter of 2013, management expanded the level of documentation to better support the trend analysis discussion relating to the qualitative factors in its ALL calculation.

In addition, while management has the ultimate responsibility to ensure the allowance for loan losses is properly stated, during the second and third quarters of 2013, the quarterly ALL packages were reviewed by an independent vendor consultant to ascertain that the required documentation is in place and to serve as a secondary quality control process.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occured during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The changes made in the Company's internal control over financial reporting, during the fiscal quarter ended June 30, 2013 have materially affected the Company's internal control over financial reporting.

During the third quarter of 2013, management continued to follow the changes and enhancements made to internal control over financial reporting.

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

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE BANCORP INC.
(Registrant)

Date:	November 12, 2013	By:	/s/ Joseph Fink
Joseph Fink
President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), pursuant to Rule 406T of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes to consolidated financial statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company.

